Form 10-Q
period 2007-09-30
Atlantic Coast Financial CORP
filed 2007-11-26
CIK 1404296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from ______________ to _____________


                        Commission File Number 333-144149

                      Atlantic Coast Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Maryland                                          Being Applied For
        --------                                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


                   505 Haines Avenue, Waycross, Georgia 31501
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (800) 234-0642

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes      No  X
                                                   -----   -----

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer X
                       ---                      ---                          ---

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes      No  X
                                                   -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 26, 2007, no shares of the Registrant's common stock were issued and outstanding (the Registrant became subject to the filing requirements of Section 13 and 15(d) when its registration statement on Form S-1 was declared effective on October 12, 2007).

                                EXPLANATORY NOTE

     Atlantic Coast Financial Corporation, a Maryland corporation (the "Registrant"), was organized by Atlantic Coast Bank (the "Bank") to facilitate the "second-step" conversion of the Bank from the mutual holding company structure to the stock holding company structure (the "Conversion"). The Conversion is expected to be consummated in December 2007 or January 2008, at which time the Registrant will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank's common stock. As part of the Conversion, shares of the Registrant's common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in an exchange, pursuant to an exchange ratio, for the currently issued and outstanding shares of Atlantic Coast Federal Corporation, the current federally-chartered mid-tier holding company for the Bank, held by the public shareholders of Atlantic Coast Federal Corporation (i.e., all shareholders except Atlantic Coast Federal, MHC). Atlantic Coast Financial Corporation filed a registration statement on Form S-1 (File No. 333-144149) as subsequently amended with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on October 12, 2007. The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of the Registrant have been included herein.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The information required herein is incorporated by reference from the information appearing after the same heading at pages 2 through 12 in the Quarterly Report on Form 10-Q of Atlantic Coast Federal Corporation (File No. 000-50962) for the quarter ended September 30, 2007 as filed with the SEC on November 14, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required herein is incorporated by reference from the information appearing after the same heading at pages 13 through 27 in the Quarterly Report on Form 10-Q of Atlantic Coast Federal Corporation (File No. 000-50962) for the quarter ended September 30, 2007 as filed with the SEC on November 14, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required herein is incorporated by reference from the information appearing after the same heading at pages 27 through 28 in the Quarterly Report on Form 10-Q of Atlantic Coast Federal Corporation (File No. 000-50962) for the quarter ended September 30, 2007 as filed with the SEC on November 14, 2007.

ITEM 4. CONTROLS AND PROCEDURES

     The information required herein is incorporated by reference from the information appearing after the same heading at page 29 in the Quarterly Report on Form 10-Q of Atlantic Coast Federal Corporation (File No. 000-50962) for the quarter ended September 30, 2007 as filed with the SEC on November 14, 2007.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information required herein is incorporated by reference from the information appearing after the same heading at page 29 in the Quarterly Report on Form 10-Q of Atlantic Coast Federal Corporation (File No. 000-50962) for the quarter ended September 30, 2007 as filed with the SEC on November 14, 2007.

ITEM 1A. RISK FACTORS

     The information required herein is incorporated by reference from the information appearing after the same heading at pages 20 through 28 in the Prospectus of Atlantic Coast Financial Corporation, dated October 12, 2007, as filed with the SEC pursuant to Rule 424(b)(3) on October 24, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) No unregistered securities were sold by the Registrant during the quarter ended September 30, 2007.

(b) Not applicable

(c) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       Atlantic Coast Financial Corporation


Date: November 26, 2007                By: /s/ Robert J. Larison, Jr.
      -----------------                    --------------------------
                                           Robert J. Larison, Jr.
                                           President and Chief Executive Officer


Date: November 26, 2007                By: /s/ Dawna R. Miller
      -----------------                    -------------------
                                           Dawna R. Miller
                                           Senior Vice President and Chief
                                           Financial Officer