Form 10-K
period 2007-12-31
Atlantic Coast Financial CORP
filed 2010-08-03
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
Commission file number: 333-144149
ATLANTIC COAST FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland	To be applied for
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S Employer Identification No.)

505 Haines Avenue, Waycross, Georgia	31501
(Address of Principal Executive Officers)	(Zip Code)
(800) 342-2824
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Not Applicable	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $0.
     As of August 3, 2010, there were no shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
None.

ATLANTIC COAST FINANCIAL CORPORATION
Explanatory Note
Atlantic Coast Financial Corporation (the “Stock Holding Company”) filed a registration statement on Form S-1 (Commission File No. 333-144149) (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on October 12, 2007. The Registration Statement was filed to register the sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of Atlantic Coast Federal, MHC, a Federally-chartered mutual holding company (the “MHC”).
By action taken on December 7, 2007, the Boards of Directors of the Stock Holding Company, the MHC, Atlantic Coast Federal Corporation and Atlantic Coast Bank terminated the mutual-to-stock conversion of the MHC and associated public stock offering by the Stock Holding Company. Atlantic Coast Federal Corporation filed a Form 8-K on December 12, 2007 to announce the details of the termination. The Stock Holding Company filed a Form RW on July 1, 2010 with the SEC to withdraw its Registration Statement, as amended, together with all exhibits thereto.
Due to the Stock Holding Company’s obligation to file periodic reports under the Securities Exchange Act of 1934, as amended through the filing of its first Form 10-K in 2008, the Stock Holding Company is filing this Annual Report on Form 10-K for year ended December 31, 2007. Because of the termination of the mutual-to-stock conversion of the MHC and associated public stock offering, the Stock Holding Company had no assets, liabilities or operations in 2007.

ATLANTIC COAST FINANCIAL CORPORATION
PART I
Item 1. BUSINESS
Not applicable.
Item 1A. RISK FACTORS
Not applicable.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
Not applicable.
Item 3. LEGAL PROCEEDINGS
Not applicable.
Item 4. REMOVED AND RESERVED
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
Item 6. SELECTED FINANCIAL DATA
Not applicable.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Not applicable.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Atlantic Coast Financial Corporation
Waycross, Georgia
We have audited the accompanying statement of financial condition of Atlantic Coast Financial Corporation (“Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period June 22, 2007 (date of incorporation) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Financial Corporation as of December 31, 2007, and the results of its operations and its cash flows for the period June 22, 2007 (date of incorporation) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee Crowe Horwath LLP

July 30, 2010

ATLANTIC COAST FINANCIAL CORPORATION
Statement of Financial Condition

December 31, 2007
Assets	$—
Liabilities and Retained Earnings	—
Statement of Operations

June 22, 2007 -
December 31, 2007
Net Income	$—

Statement of Stockholders’ Equity

Total
Stockholders’
Equity
Balance, June 22, 2007	$—

Net income	—

Balance, December 31, 2007	$—

Statement of Cash Flows

June 22, 2007 -
December 31, 2007
Net Income	$—

Adjustments to reconcile net income to net cash provided by operating activities:
Net cash provided by operating activities	—

Net cash provided by investing activities	—

Net cash provided by financing activities	—

Net Change in Cash and cash equivalents	—

Cash and Cash equivalents at the beginning of the year	—

Cash and Cash equivalents at the end of the year	$—

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
Nature of Business: Atlantic Coast Financial Corporation (the Stock Holding Company) was incorporated on June 22, 2007 for the purpose of effectuating a “second step” conversion of Atlantic Coast Federal, MHC (the Parent) to a full stock ownership structure. The Parent is the majority owner of Atlantic Coast Federal Corporation (ACFC). The Parent and ACFC are savings and loan holding companies. ACFC’s primary subsidiary, Atlantic Coast Bank (the Bank), is a federally chartered stock savings association which provides a broad range of banking services to individual and business customers primarily in southern coastal Georgia and northern coastal Florida. Its primary deposit products are checking, savings, and certificate of deposits, and its primary lending products are residential mortgage, home equity and other consumer loans, and commercial loans. The accounting and reporting policies of the Stock Holding Company and the Bank conform to U.S. generally accepted accounting principles (GAAP) and general industry practices. Upon completion of the conversion, the Parent and ACFC will cease to exist and Atlantic Coast Financial Corporation will become the new holding company for the Bank.
The Stock Holding Company’s business activities generally will be limited to passive investment activities and oversight of its investment in the Bank.
Principles of Consolidation and Basis of Presentation: As of the dates of the financial statements, the Plan of Conversion and Reorganization has not been executed and consequently, the operations of the Stock Holding Company have not yet begun and there are no transactions to report. As of the dates of the financial statements, the Stock Holding Company does not own the Bank and consequently, there are no consolidated financial statements presented. The Stock Holding Company was formed for the purpose of effectuating the mutual-to-stock conversion of the Parent and while the Stock Holding Company is a legal entity, it has not executed any transactions of material consequence. Transactions in the name of Atlantic Coast Financial Corporation have related only to the mutual-to- stock conversion of the Parent and have been for no other material transaction to date. Because all transactions in the name of Atlantic Coast Financial Corporation have been conducted for the benefit of the mutual-to-stock transaction of the Parent, all transactions have been recorded by ACFC.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.
Plan of Conversion and Reorganization: On June 28, 2007, the Stock Holding Company filed a registration statement to register the sale of shares of common stock of the Stock Holding Company in connection with the mutual-to-stock conversion of the Parent, a Federally-chartered mutual holding company.
By action taken on December 7, 2007, the Boards of Directors of the Stock Holding Company, the Parent, ACFC and the Bank terminated the mutual-to-stock conversion of the Parent and associated public stock offering by the Stock Holding Company. ACFC filed a Form 8-K on December 12, 2007 to announce the details of the termination.
Subsequent Events: On June 16, 2010, the Stock Holding Company, ACFC, the Parent and the Bank adopted a new Plan of Conversion and Reorganization to reorganize from a two-tier mutual holding company to a full stock holding company and undertake a “second-step” offering of additional shares of common stock.
The Parent currently holds approximately 65.1% of the issued and outstanding shares of Atlantic Coast Federal Corporation, which in turn owns all of the stock of Atlantic Coast Bank. The remaining 34.9% of Atlantic Coast Federal Corporation’s shares currently are held by public stockholders.

As part of the reorganization, Atlantic Coast Bank will become a wholly owned subsidiary of the Stock Holding Company. The currently outstanding shares of the common stock of Atlantic Coast Federal Corporation, including shares held by the general public and employee stock benefit plans, other than shares held by Atlantic Coast Federal, MHC, will be converted into shares of common stock in Atlantic Coast Financial Corporation, using an exchange ratio designed to preserve current percentage ownership interests. Shares owned by Atlantic Coast Federal, MHC will be retired, and new shares representing that ownership interest will be offered and sold to the Bank’s eligible depositors, Atlantic Coast Bank’s tax qualified employee benefit plans and members of the general public as set forth in the Plan of Conversion and Reorganization of Atlantic Coast Federal, MHC. The highest priority will be depositors with qualifying deposits as of March 31, 2009. The number of shares of common stock to be offered and the exchange ratio for shares of Atlantic Coast Federal Corporation will be based upon an independent appraisal, assuming shares are sold at $10.00 per share.
The reorganization will not affect the existing terms and conditions of deposit accounts and loans with Atlantic Coast Bank. The new shares are expected to trade on NASDAQ under the symbol “ACFC” and Atlantic Coast Financial Corporation will be headquartered at the Bank’s executive offices.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES
Not applicable.

Item 9B.	OTHER INFORMATION
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not applicable.

Item 11.	EXECUTIVE COMPENSATION
Not applicable.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Not applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Not applicable.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
Date: August 2, 2010	By:	/s/ Robert J. Larison, Jr.
Robert J. Larison, Jr.
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ Robert J. Larison, Jr. Robert J. Larison, Jr. President, Chief Executive Officer and Director	By:	/s/ Thomas B. Wagers, Sr. Thomas B. Wagers, Sr. Senior Vice President and Chief Financial Officer
	Date: August 2, 2010		Date: August 2, 2010

By:	/s/ Thomas F. Beeckler Thomas F. Beeckler Director	By:	/s/ Fred D. Franklin, Jr. Fred D. Franklin, Jr. Director
	Date: August 2, 2010		Date: August 2, 2010

By:	/s/ Charles E. Martin, Jr. Charles E. Martin, Jr. Director	By:	/s/ W. Eric Palmer W. Eric Palmer Director
	Date: August 2, 2010		Date: August 2, 2010

By:	/s/ Robert J. Smith Robert J. Smith Director	By:	/s/ Forrest W. Sweat, Jr. Forrest W. Sweat, Jr. Director
	Date: August 2, 2010		Date: August 2, 2010

By:	/s/ H. Dennis Woods H. Dennis Woods Director	By:	/s/ Jay S. Sidhu Jay S. Sidhu Director
	Date: August 2, 2010		Date: August 2, 2010

By:	/s/ Bhanu Choudhrie
Bhanu Choudhrie Director
Date: August 2, 2010