Form 10-K
period 2010-12-31
Atlantic Coast Financial CORP
filed 2011-04-01
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12724 Gran Bay Parkway, Suite 150 Jacksonville, Florida	32258
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 342-2824

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐  NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐  NO ☒.

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files.
 YES ☐  NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer   ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

As of March 28, 2011, there were outstanding 2,629,181 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2010 was $0.  (The aggregate market value of common stock outstanding held by non-affiliates of the predecessor corporation Atlantic Coast Federal Corporation,   as of June 30, 2010, was $11,171,151.)

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2011 Annual Stockholders Meeting (Part III).

(THIS PAGE INTENTIONALLY LEFT BLANK)

ATLANTIC COAST FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K

ATLANTIC COAST FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K
Table of Contents, continued

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	186
Item 11.	Executive Compensation	186
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	186
Item 13.	Certain Relationships and Related Transactions, and Director Independence	186
Item 14.	Principal Accountant Fees and Services	186

PART IV

Item 15.	Exhibits and Financial Statement Schedules	186
Form 10-K	Signature Page	188
Exhibit 21.	Subsidiaries of Registrant
Exhibit 23.1	Consent of McGladrey & Pullen, LLP
Exhibit 23.2	Consent of Crowe Horwath LLP
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1  Business

General

This Form 10-K contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Financial Corporation with the Securities and Exchange Commission, in Atlantic Coast Financial Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.”  Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Financial Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Financial Corporation’s market area, the availability of liquidity from deposits or borrowings to execute on loan and investing opportunities, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

Atlantic Coast Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect Atlantic Coast Financial Corporation’s financial performance and could cause Atlantic Coast Financial Corporation’s actual results for future periods to differ materially from those anticipated or projected.

Atlantic Coast Financial Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Atlantic Coast Financial Corporation Atlantic Coast Financial Corporation (or the “Company”) is a Maryland corporation.  On February 3, 2011, Atlantic Coast Federal, MHC (the “MHC”) completed its conversion from the mutual holding company structure and the related public offering and Atlantic Coast Financial Corporation, as the successor to the MHC, is a stock holding company that is fully owned by the public.  As a result of the conversion, the MHC and Atlantic Coast Federal Corporation were merged into Atlantic Coast Financial Corporation.  Atlantic Coast Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 2,629,181 shares of common stock, par value $0.01 per share, in the subscription and community offerings, including 68,434 shares to Atlantic Coast Financial Corporation’s employee stock ownership plan.  All shares were sold at a price of $10.00 per share, raising $17.1 million in gross proceeds.  Conversion related expenses of $2.7 million were offset against the gross proceeds, resulting in $11.4 million of net proceeds.  Concurrent with the completion of the offering, shares of Atlantic Coast Federal Corporation common stock owned by public stockholders were exchanged for 0.1960 shares of the Company’s common stock.

In the future Atlantic Coast Financial Corporation may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.  There are, however, no current agreements in place for these activities.  Atlantic Coast Financial Corporation does not maintain offices separate from those of Atlantic Coast Bank or utilize persons other than certain of Atlantic Coast Bank’s officers.  Any officer that serves as a director of Atlantic Coast Financial Corporation is not separately compensated for his service.

Atlantic Coast Federal Corporation Atlantic Coast Federal Corporation (or the “Stock Company”) was a federally chartered stock holding company and was subject to regulation by the Office of Thrift Supervision (“OTS”). The Stock Company was organized on January 1, 2003 as part of a three-tier mutual holding company reorganization plan adopted on May 30, 2002, for the purpose of acquiring all of the capital stock issued upon the reorganization of Atlantic Coast Bank (or the “Bank”), and together with Atlantic Coast Financial Corporation, its successor, are referred to as the “Company”.  Since the primary activity to date of the Stock Company and Atlantic Coast Financial Corporation is holding all of the stock of Atlantic Coast Bank, the terms “Bank” and “Company” may be used interchangeably throughout this Form 10-K.

On October 4, 2004, Atlantic Coast Federal Corporation completed a minority stock offering in which it sold 5,819,000 shares or 40% of its common stock to eligible depositors and the Bank’s Employee Stock Ownership Plan (“ESOP”), with 60% of the 14,547,500 shares outstanding being retained by the MHC, the Stock Company’s mutual holding company.

During the years from 2005-2009, the Stock Company has conducted common stock repurchase programs resulting in the repurchase of 1,375,260 shares or 9.3% of the total outstanding shares of common stock. At December 31, 2010, the MHC owned 65.1%, or 8,728,500 shares, of the outstanding common stock of the Stock Company, with the remaining 34.9%, or 4,686,466 shares held by persons other than the MHC. .

During late 2010 the Stock Company conducted a Second-Step Conversion under a Plan of Conversion and Reorganization. This Plan was successfully completed on February 3, 2011.

The Stock Company has not engaged in any significant business.  Its primary activity was holding all of the stock of Atlantic Coast Bank.

    Atlantic Coast Bank. Atlantic Coast Bank was established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad.  On November 1, 2000, after receiving the necessary regulatory and membership approvals, Atlantic Coast Federal Credit Union converted to a federal mutual savings bank known as Atlantic Coast Bank.  The conversion has allowed Atlantic Coast Bank to diversify its customer base by marketing products and services to individuals and businesses in its market area.  Unlike a credit union, Atlantic Coast Bank may make loans to customers who do not have a deposit relationship with Atlantic Coast Bank.  Following the conversion, management of Atlantic Coast Bank continued its emphasis on residential mortgage lending and commercial real estate lending.  See “―Lending Activities.”

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity loans, and, to a lesser extent, automobile and other consumer loans.  We also have originated multi-family residential loans and commercial construction and residential construction loans, but will no longer emphasize the origination of such loans. Instead, our new strategy is to increase our mortgage banking activities, warehouse lending and originating commercial business and owner occupied commercial real estate loans to small businesses.  Loans are obtained principally through retail staff, brokers and wholesale purchases.  We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest earning assets, such as investment securities.  To a lesser extent, revenue is generated from service charges and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with varied terms ranging from 90 days to five years.  Deposits are primarily solicited in the Bank’s market area of southeastern Georgia and the Jacksonville metropolitan area when necessary to fund loan demand.

The Bank’s address is 12724 Gran Bay Parkway, Jacksonville, Florida, 32258 and its telephone number is (800) 342-2824.  Its internet website is www.atlanticcoastank.net.  The Bank’s website is not a part of this Annual Report.

Market Area

The Bank conducts business from our headquarters and 11 full service branch offices in northeastern Florida and southeastern Georgia.  The Bank has branches located in Waycross, Douglas and Garden City (Savannah area), Georgia, as well as in Jacksonville Beach, Orange Park, Neptune Beach, Westside, Southside and Julington Creek in the Jacksonville metropolitan area.  The Bank’s primary lending area is in the Jacksonville metropolitan area with our deposit customers residing in both the Jacksonville metropolitan and southeastern Georgia markets.

Florida Market Area.  The city of Jacksonville ranks as the 14th largest city in the United States in terms of population with more than 800,000 residents.  When including the three beach cities of Atlantic Beach, Neptune Beach and Jacksonville Beach and Clay, Baker, Nassau and St. Johns counties, the Jacksonville metropolitan area has more than 1.1 million residents.  Over the past 10 years, the Jacksonville metropolitan area population has grown at a rate of 10% and is estimated to continue that trend and exceed state and national population growth trends according to estimates from SNL Financial, a financial services data firm. The Jacksonville area has one of the lowest costs of living in the United States and residents have a median age of 36.3 years according to 2008 data from the American Community Survey. The economy in the Jacksonville metropolitan market area is diverse with aviation and aerospace, supply chain logistics, finance and insurance, information technology, life sciences and manufacturing firms being the most prominent.  Jacksonville has four modern seaport facilities including the Jacksonville Port which is the third largest in Florida and is being deepened to accommodate substantial planned growth. In addition, Jacksonville is regularly a host city for major sporting events such as The Players Championship (TPC), the Super Bowl in 2005, and a NCAA basketball tournament site in 2006 and 2010. Major employers in the Jacksonville metropolitan area include two United States Naval Air Stations, the Duval County Public School System and the City of Jacksonville.

Over the past 10 years and in view of the current economic downturn, Jacksonville’s economy has not become as dependent on real estate and real estate business activities compared to other communities in Florida.  However, the downturn in the real estate industry has significantly affected the Northeastern Florida economy as unemployment was 11.0% as of December 31, 2010, which was slightly lower than the state average of 12.0% but higher than the national average of 9.4%.  In addition, as of December 2010, median sales prices of homes in the Jacksonville market area have declined 7.1% from December 2009.  The decline in home and real estate values has impacted the level of new housing starts, which remain at historically low levels, and has also resulted in increased levels of foreclosure activity.

Despite the economic downturn, median household income levels in our Jacksonville market area have been generally in line to above state and national averages since 2000 and are estimated to grow at rates above the state and national averages according to SNL Financial.

Georgia Market Area.  The market area of southeastern Georgia is marked by limited growth trends and has a largely agricultural-based economy.  While our Georgia market area has experienced population and household income declines since 2000, it has remained a stable banking market.  Median household income trends are estimated to be above state and generally in line with national averages according to SNL Financial, a financial services data firm.  Waycross is located in Ware County, Georgia and the dominant employer is the Satilla Regional Medical Center which employs 1,200. Other major employers include Flash Foods, Baptist Village, Ware County State Prison and Wal-Mart. Based on the latest FDIC deposit share data, our approximate deposit market share in our Georgia market area of Douglas was 3.0%, Waycross was 28.3% and Savannah was less than 1%.

Competition

The Bank faces strong competition in attracting deposits and originating real estate and other loans. Historically, most of our direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas.  In recent years, competition also has come from institutions that largely deliver their services over the internet.  Electronic banking such as this has the competitive advantage of lower infrastructure costs.  Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market.  The Bank competes for these deposits by offering superior service, competitive rates and an arrangement that gives our customers’ access to over 900 ATMs at no charge and the opportunity to earn nationwide ATM refunds.  As of December 31, 2010, management believes that the Bank held approximately 1.19% of the deposits in its primary market areas of southeast Georgia and northeast Florida.

Competition within our geographic markets also affects our ability to obtain loans through origination or purchase as well as originating them at rates that provide an attractive yield.  Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions.  Internet based lenders also have become a greater competitive factor in recent years.  Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

Atlantic Coast Bank completed an update of its website in late 2008 and now enables customers to open accounts online. This new feature, coupled with the implementation of online advertising, should increase the Bank’s competitiveness in the electronic banking arena.

Lending Activities

General. Historically, the Bank has originated for portfolio one- to four-family residential first and second mortgage loans, home-equity loans and commercial real estate loans, and to a lesser extent commercial and residential construction loans, multi-family real estate loans, commercial business loans, automobile and other consumer loans.  We have not originated any land loans since 2008.  We have not and currently do not originate or purchase sub-prime loans, Alt-A or offer teaser rate (low, temporary introductory rate) loans. Our new strategy is to increase our mortgage banking activity, warehouse lending and to emphasize originating commercial business and owner occupied commercial real estate loans to small businesses.

The Bank underwrites all loans on a fully indexed, fully amortizing basis.  Loans carry either a fixed or adjustable rate of interest.  Mortgage loans generally have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month.  Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly.  At December 310, 2010, the net loan portfolio totaled $549.8 million, which constituted 66.4% of total assets. Commercial real estate, commercial business, multi-family and nonresidential construction loans have generally larger loan balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans. For a description of the primary risks associated with our non-residential loan portfolio, please see “Item 1A. Risk Factors―The Loan Portfolio Possesses Increased Risk Due To Our Growing Number of Commercial Real Estate, Commercial Business, Construction and Multi-family loans and Consumer Loans Which Could Increase Our Level of Provision for Loan Losses.”

At December 31, 2010, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $8.4 million.  At December 31, 2010, there were no loans or group of loans to related borrowers with outstanding balances in excess of this amount.  The Bank’s largest lending relationship was $7.4 million which was comprised of two loans secured by owner occupied commercial real estate and a line of credit secured by inventory and accounts receivable. The borrower filed Chapter 11 bankruptcy in December 2010, but was paying the adequate protection payments under the plan of bankruptcy.  The second largest relationship was comprised of loans totaling $6.3 million secured by owner occupied commercial real estate and personal residences of the guarantors.  The third largest relationship was a $6.1 million loan and is secured by land for development of residential real estate and a marina.  The fourth largest relationship was $4.8 million in loans comprised of owner occupied commercial real estate, equipment financings and residential real estate owned by the guarantors. The fifth largest lending relationship was $3.7 million which is comprised of two loans secured by income producing commercial real estate. All of the above described loans have personal guarantees as a secondary source of repayment and were performing in accordance with their terms except as noted.

The Bank also originates and purchase from third parties both fixed rate and adjustable rate one- to four-family mortgage loans to be held-for-sale to investors on the secondary market. The Bank earns interest until the loan is sold and also may earn a fee. At December 31, 2010 held-for-sale loans were $49.3 million and had a weighted average interest rate of 4.70%. Held-for-sale loans purchased from third parties generally have commitments to purchase from investors. Loans held-for-sale are sold with limited recourse and servicing is passed to the investor. Held-for-sale loans were sold on average within 19 days.

The following table presents information concerning the composition of Atlantic Coast Bank’s loan portfolio, excluding loans held for sale, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$256,729	46.20%	$306,968	49.28%	$370,783	49.86%	$377,956	53.51%	$334,000	52.14%
Commercial	72,048	12.96%	77,403	12.42%	84,134	11.31%	74,748	10.58%	60,912	9.51%
Other (land & multi-family)	29,868	5.37%	37,591	6.03%	43,901	5.91%	40,698	5.76%	34,446	5.38%
Total real estate loans	358,645	64.53%	421,962	67.73%	498,818	67.08%	493,402	69.85%	429,358	67.03%

Real estate construction loans:
Construction-one- to four-family	7,589	1.37%	4,189	0.67%	8,974	1.21%	13,448	1.90%	32,467	5.07%
Construction-commercial	5,825	1.05%	8,022	1.29%	10,883	1.46%	11,129	1.58%	2,862	0.45%
Acquisition & development	1,652	0.29%	3,148	0.51%	5,008	0.67%	5,329	0.75%	2,103	0.33%
Total real estate construction loans	15,066	2.71%	15,359	2.47%	24,865	3.34%	29,906	4.23%	37,432	5.85%

Other loans:
Home equity	85,082	15.30%	93,929	15.08%	107,525	14.46%	98,410	13.93%	91,062	14.22%
Consumer	75,745	13.63%	73,870	11.86%	87,162	11.72%	64,673	9.16%	63,630	9.93%
Commercial	21,268	3.83%	17,848	2.86%	25,273	3.40%	20,009	2.83%	19,044	2.97%
Total other loans	182,095	32.76%	185,647	29.80%	219,960	29.58%	183,092	25.92%	173,736	27.12%

Total loans	$555,806	100.00%	$622,968	100.00%	$743,643	100.00%	$706,400	100.00%	$640,526	100.00%
Less:
Net deferred loan origination costs	7,407		5,122		8,662		3,256		3,348
Premiums (discounts) on purchased loans	(117)		91		172		339		348
Allowance for loan losses	(13,344)		(13,810)		(10,598)		(6,482)		(4,705)
Total loans, net	$549,752		$614,371		$741,879		$703,513		$639,517

Loan Portfolio Maturities and Yields The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four-Family Real Estate		Commercial Real Estate		Other Real Estate(1)		Construction-One- to four-family(2)		Construction- Commercial (2)		Acquisition & Development
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
At December 31, 2010	(Dollars in Thousands)

1 year or less	$738	5.91%	$7,188	5.70%	$6,463	5.51%	$-	-%	$5,825	5.34%	$1,652	3.75%
Greater than 1 to 3 years	596	7.33	21,274	6.13	8,869	4.51	-	-	-	-	-	-
Greater than 3 to 5 years	445	6.85	11,459	6.80	3,903	6.81	-	-	-	-	-	-
Greater than 5 to 10 years	15,468	5.46	18,023	6.67	2,529	7.13	-	-	-	-	-	-
Greater than 10 to 20 years	20,892	6.52	12,903	6.11	5,135	6.21	-	-	-	-	-	-
More than 20 years	218,591	5.84	1,201	4.23	2,969	5.27	7,589	5.62	-	-	-	-
Total	$256,730		$72,048		$29,868		$7,589		$5,825		$1,652

	Home Equity		Consumer		Commercial		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
At December 31, 2010	(Dollars in Thousands)

1 year or less	$1,600	7.75%	$3,140	7.55%	$8,027	6.13%	$34,634	5.88%
Greater than 1 to 3 years	3,115	7.02	17,294	11.33	4,307	6.39	55,455	7.58
Greater than 3 to 5 years	1,751	7.03	9,346	11.17	3,107	6.90	30,011	8.19
Greater than 5 to 10 years	7,903	7.15	4,811	8.16	5,496	6.80	54,230	6.56
Greater than 10 to 20 years	22,549	6.72	30,214	8.54	183	6.75	91,876	7.16
More than 20 years	46,164	5.24	10,940	7.91	148	6.00	287,601	5.80
Total	$85,082		$75,745		$21,268		$555,807

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$119,561	$136,760	$256,321
Commercial	42,765	22,095	64,860
Other(1)	16,207	7,198	23,405
Total real estate loans	178,533	166,053	344,586

Construction loans:
One- to four-family	$4,713	$2,876	$7,589
Commercial	-	-	-
Acquisition & development	-	-	-
Total real estate construction loans	4,713	2,876	7,589

Other loans:
Home equity	$27,119	$56,499	$83,618
Consumer	72,347	1,908	74,255
Commercial business	9,945	3,297	13,242
Total other loans	109,411	61,704	171,115

Total loans	$292,657	$230,639	$523,296

(1) Land and multi-family loans.

One- to Four-Family Real Estate Portfolio Lending At December 31, 2010, one- to four-family residential mortgage loans totaled $256.7 million, or 46.2%, of the gross loan portfolio.  Generally, one- to four-family loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property.  The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%.  Historically, such collateral requirements protected the Bank from loss in the event of foreclosure.  However given the rapid deterioration in the market value of residential real estate over the last two years there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased.

Properties securing one- to four-family residential mortgage loans are generally appraised by independent fee appraisers approved by the board of directors.  Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.  Historically, the Bank originated one- to four-family mortgage loans on both a fixed-rate and adjustable-rate basis.  During 2010 and 2009 the majority of originated loans were fixed rate due to the low interest rate environment.  Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs.  Adjustable-rate loans are tied to a variety of indices including rates based on   U.S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the note.  As of December 31, 2010, the total amount of loans allowing for interest only payments totaled $56.5 million, or 10.2% of the total loan portfolio, and 22.0% of the total one- to four-family mortgage loan portfolio.  We do not currently originate or purchase interest-only one- to four-family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with a five to 35 year maturity, with amortizations up to 35 years.  Substantially all of the one- to four-family mortgage loans originated are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area.  During 2008 and continuing into 2009 and 2010, the Bank implemented stricter underwriting guidelines that limited the origination of one- to four-family residential mortgage loans secured by investment property due to the continued decline in both real estate values and credit quality in our market area.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws.  Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

Prior to 2008, we originated investor loans for one-to four-family properties on a limited basis, but the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor currently, originate sub-prime loans, option-arms or low or no documentation loans (Alt-A) or similar loans.

Commercial Real Estate Lending The Bank offers commercial real estate loans for both permanent financing and construction.  In the future, we will focus primarily on permanent financing to owner occupied businesses.  These loans are typically secured by small retail establishments, rental properties, storage facilities, and office buildings located in the Bank’s primary market area.  At December 31, 2010, permanent commercial real estate loans totaled $72.0 million, or 13.0%, of the gross loan portfolio.

The Bank originates both fixed-rate and adjustable-rate commercial real estate loans.  The interest rate on adjustable-rate loans is tied to a variety of indices, including rates based on the prime rate and U.S. Treasury securities.  The majority of the Bank’s adjustable-rate loans carry an initial fixed-rate of interest for either three or five years and then convert to an interest rate that is adjusted annually based upon the index.  Loan-to-value ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan.  These loans require monthly payments, amortize up to 25 years, and generally have maturities of up to 10 years and may carry pre-payment penalties.

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors.  Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank requires commercial real estate borrowers with balances in excess of $250,000 to submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  The Bank generally requires an income-to-debt service ratio of 1.2x.  Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the board of directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market area.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Non-Performing and Problem Assets.”

Other Real Estate Loans As of December 31, 2010, other real estate secured loans totaled $29.9 million or 5.4% of the gross loan portfolio and consisted mainly of land loans, but also included loans secured by multi-family property.   In an effort to prevent potential exposure to additional credit risk due to the continued decline in both real estate values and credit quality in our market area, the Bank no longer originates new land loans.  Loans to commercial and individual borrowers secured by land totaled $24.9 million, or 4.5% of the gross loan portfolio as of December 31, 2010.  Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrote land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property.

The Bank also offers loans secured by multi-family residential real estate.  These loans are secured by real estate located in the Bank’s primary market area.  At December 31, 2010, multi-family residential loans totaled $5.0 million, or 0.9% of the gross loan portfolio.   Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities.  Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan.  These loans require monthly payments and amortize over a period of up to 30 years.  Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income must be sufficient to cover the payments related to the outstanding debt.  Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt.  Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

Loans secured by land and multi-family real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Non-Performing and Problem Assets.”

Real Estate Construction Lending As of December 31, 2010, real estate construction loans totaled $15.1 million, or 2.7% of the gross loan portfolio.  The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2010, the Bank had $7.6 million in residential construction loans. Residential construction loans are underwritten according to the terms available for permanent financing on the secondary market.  Generally, construction loans are limited to a loan to value ratio not to exceed 85% based on the lesser of construction costs or the appraised value of the property upon completion.  The Bank also offers construction-to-permanent loans.

Although we have not originated construction only loans since 2007, construction only loans to builders generally have a term of 12 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin ranging from 0.50% to 1.5%, with a loan-to-value ratio of no more than 85% of the cost of the construction or appraised value of the property, whichever is less.  As of December 31, 2010, we had loans to four builders for the construction of pre-sold or speculative one- to four-family residential property and lot inventory that totaled $2.6 million, which were all performing at December 31, 2010.  We did not originate construction only loans during 2010 or 2009, and do not intend to originate such loans in the future.

Construction-to-permanent loans are structured where one closing occurs for both the construction and the permanent financing.  During the construction phase, which can last up to 18 months depending on the nature of the residence being built, a member of the loan servicing staff, the original appraiser, or a fee inspector makes inspections of the site and loan proceeds are disbursed directly to contractors or borrowers in accordance with the loan funding schedule as construction progresses.  Borrowers are required to pay interest only during the construction phase with the loan converting to the terms of the amortizing note once the construction is completed.  Typically, these loans convert to adjustable rate loans which are held in portfolio.

Home-Equity Lending The Bank generally originates fixed-term fully amortizing home equity loans.  Historically the Bank originated open-ended interest only home equity lines of credit.  Due to continued decline of both real estate values in our market area and the increased risk inherent with second lien real estate financing, the Bank only originates home equity lines of credit on a limited basis.  At December 31, 2010, the portfolio totaled $85.1 million, or 15.3%, of the gross loan portfolio. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property.  Presently, the Bank will lend up to 80% of the appraised value less any prior liens.  In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens.  This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower.  Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers approved by the board of directors or the value is determined using a qualified asset valuation model.  The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.  Currently those loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor.  As of December 31, 2010, interest only lines of credit totaled $40.1 million, or 47.1% of the total home equity loans, and 11.7% of total residential mortgage loans.  Borrowers requesting interest only lines are qualified using 1% of the commitment amount for determining the borrowers’ capacity to repay.  All home equity lines have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans The Bank currently offers a variety of consumer loans, primarily manufactured home loans and automobile loans.  At December 31, 2010, consumer loans totaled $75.7 million, or 13.6% of the gross loan portfolio.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans.  The loans are originated primarily through an on-site financing broker after being underwritten by Atlantic Coast Bank.  Loans secured by manufactured homes totaled $57.7 million, or 10.4% of the gross loan portfolio as of December 31, 2010.  Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years.  Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.  The principal balance of manufactured home loans 60 days or greater delinquent were $554,000, or 1.19% of the manufactured home loan portfolio at December 31, 2010.

The second most significant component of our consumer loan portfolio consists of automobile loans.  The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank.  Loans secured by automobiles totaled $15.6 million, or 2.8% of the gross loan portfolio as of December 31, 2010.  Automobile loans have a fixed rate of interest and may carry terms up to six years.  Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.  Automobile loans 60 days or greater delinquent were $171,000, or 1.10% of the automobile loan portfolio at December 31, 2010.

Consumer loans, except for those secured by manufactured homes, have shorter terms to maturity and are principally fixed rate, thereby reducing exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans.  Consumer loans have an inherently greater risk of loss because they are predominantly secured by rapidly depreciable assets, such as automobiles or manufactured homes.  In these cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending The Bank also offers commercial business loans which may be secured by assets other than real estate.  At December 31, 2010, commercial business loans totaled $21.3 million, or 3.8% of the gross loan portfolio. The purpose of these loans is to provide working capital, inventory financing, or equipment financing.  Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually.  Loans to finance equipment generally carry a fixed rate of interest and terms up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment.  Commercial business loans generally have higher interest rates than residential mortgage loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.  The Bank intends to emphasize loans to small businesses as part of our commercial business lending program in the future, including participating in government loan guarantee programs sponsored by the U.S. Small Business Administration and the U.S. Department of Agriculture.

Loan Originations, Purchases, and Sales

The Bank originates portfolio loans through its branch network, the internet and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations.  While the Bank originates both adjustable-rate loans and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market area. Demand is affected by local competition, the real estate market and the interest rate environment.

Prior to 2008 the Bank occasionally purchased pools of residential loans originated by other banks when organic growth was not sufficient. These loan purchases were made following the Bank’s underwriting standards, such as loan-to-value ratios and borrower credit scores. Similarly, the Bank also participated in commercial real estate loans originated by other banks. These participation loans were subject to the Bank’s usual underwriting standards as described above applicable to this type of loan.   The Bank has not participated in a commercial real estate loan originated by another bank since May 2007.

Beginning in 2008 and continuing into 2009 and 2010, the Bank began to regularly sell originated, conforming residential loans, both fixed rate and adjustable rate, including the related servicing, to other financial institutions in the secondary market for favorable fees. The Bank expects as part of our new business plan to emphasize a mortgage banking strategy to increase fee income in future periods. Similarly, in the latter part of 2009, the Bank also began a program for warehouse type lending where we financed mortgages originated by third parties and held a lien position for a short duration (usually less than 19 days) while earning interest until a sale is completed to an investor. Under the terms of the agreements with the third parties the Bank earns interest on the outstanding loan balances at the greater of the mortgage note rate or the negotiated floor rates.  The Bank expects to continue this practice in the future to increase fee and interest income.

From time-to-time the Bank may sell residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk.  The Bank has also utilized the services of a national loan sale advisor to sell non-performing residential mortgage loans, and during 2010 the Bank sold approximately $6.3 million of non-performing portfolio loans.

Loan Approval Procedures and Authority

Individual loan authority ranges from $100,000 to $500,000 with lending authority based on the individual lender’s lending and loan underwriting experience. Loans which exceed an individual lender’s authority may be approved using combined authority with another officer on loan amounts up to and including $1.0 million.  Loans exceeding $1.0 million and up to and including $5.0 million must be approved by our loan committee.  Loans exceeding $5.0 million must be approved by the board of directors.

Non-Performing and Problem Assets

When a borrower fails to make a timely payment on a loan, contact is made initially in the form of a reminder letter sent at either 10 or 15 days depending on the term of the loan agreement.  If a response is not received within a reasonable period of time, contact by telephone is made in an attempt to determine the reason for the delinquency and to request payment of the delinquent amount in full or to establish an acceptable repayment plan to bring the loan current.

If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured, non-real estate loans and small claims or legal action for unsecured loans. If the loan is secured by real estate, a letter of intent to foreclose is sent to the borrower when an agreement for an acceptable repayment plan can not be established or agreed upon. The letter of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes delinquent and an acceptable repayment plan has not been established, foreclosure action is initiated on the loan.

Due to elevated delinquency of one-to four-family loans in 2009 and continuing in 2010, and the increasing complexity of workout for these type of loans, the Bank engaged the services of a national third party servicer for certain loans. One- to four-family mortgage loans, and any associated home equity loan that becomes 60 days past due, are assigned to the third party servicer for collection. The Bank also assigns other one- to four-family loans to the third party servicer irrespective of delinquency status if the loan is considered to have collection risk. At December 31, 2010 the outstanding balance of loans assigned to the third party servicer was $83.0 million.

Real estate loans serviced by a third party are subject to the servicing institution’s collection policies. Contractually, the servicing institutions are required to adhere to collection policies no less stringent than the Bank’s policies.  The Bank tracks each purchased loan individually to ensure full payments are received as scheduled. Each month, servicing institutions are required to provide delinquent loan status reports to the Bank’s loan operations department.  The status reports are included in the month-end delinquent real estate report to management.

Delinquent Loans Total loans past due 60 days or more totaled $22.6 million, or 3.70% of total loans at December 31, 2010.  Real estate loans 60 days or more past due totaled $17.3 million, or 2.83% of total loans at December 31, 2010.  Construction loans 60 days or more past due totaled $1.7 million, or 0.28% of total loans at December 31, 2010.  Other loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $3.6 million, or 0.59% of total loans at December 31, 2010.  The following table sets forth the Bank’s loans delinquent 60-to-89 days and 90 days or more past due by type, number and amount at December 31, 2010 and 2009.

	Loans Delinquent For:				Total
	60-89 Days		90 Days or More		Delinquent Loans
Loan Types	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
At December 31, 2010
Real estate
One- to four-family	9	$1,565	65	$9,801	74	$11,366
Commercial	3	912	2	3,264	5	4,176
Other (Land and multi-family)	4	497	16	1,286	20	1,783

Real Estate Construction
Construction - One- to four-family	-	-	-	-	-	-
Construction – Commercial	-	-	1	1,682	1	1,682
Construction - Acquisition & development	-	-	-	-	-	-

Other Loans – Consumer
Home equity	2	59	30	2,403	32	2,462
Consumer	30	231	44	678	74	909
Commercial	-	-	2	226	2	226
Total	48	$3,264	160	$19,339	208	$22,603

At December 31, 2009
Real estate
One- to four-family	16	$2,700	76	$11,288	92	$13,988
Commercial	2	797	2	3,097	4	3,894
Other (Land and multi-family)	8	979	37	9,063	45	10,042

Real Estate Construction
Construction - One- to four-family	-	-	-	-	-	-
Construction – Commercial	-	-	1	4,988	1	4,988
Construction - Acquisition & development	-	-	-	-	-	-

Other Loans – Consumer
Home equity	6	281	29	2,913	35	3,194
Consumer	41	411	67	887	108	1,298
Commercial	-	-	-	-	-	-
Total	73	$5,168	212	$32,236	285	$37,404

Non-Performing Assets Non-performing assets consist of non-accrual loans, accruing loans past due 90 days and more, and foreclosed assets.  Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days and over past due.  Generally, all loans past due 90 days and over are classified as non-accrual.  For loans on non-accrual, interest income is not recognized until actually collected.  At the time the loan is placed on non-accrual status, interest previously accrued but not collected is reversed and charged against current income.

The level of non-performing assets correlates closely with the down-turn in the economy, particularly those parts of the economy associated with real estate.  The Bank had no loans 90 days or greater delinquent that were still accruing interest at any of the dates in the following table.  For additional discussion regarding non-performing assets at December 31, 2010 and 2009, see “Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Financial Condition at December 31, 2010 and 2009, Allowance for Loan Losses.”

The following table sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Non-accrual loans:
Real estate:
One- to four-family	$9,905	$11,115	$9,542	$2,312	$325
Commercial	7,228	2,638	5,126	280	430
Other (1)	3,748	9,638	2,941	1,073	104
Construction:
One- to four-family	―	―	86	―	551
Commercial	1,682	4,988	3,169	2,407	―
Acquisition & development	―	404	1,812	―	―
Other:
Home equity	2,290	2,973	1,525	774	280
Consumer	679	882	387	221	445
Commercial business	2,201	―	170	772	915
Total non-accrual loans	27,733	32,638	24,758	7,839	3,050

Non-accrual troubled debt restructurings:
Real estate:
One- to four-family	279	1,228	777	―	―
Commercial	―	1,257	―	―	―
Other (1)	―	―	―	―	―
Construction:
One- to four-family	―	―	―	―	―
Commercial	―	―	―	―	―
Acquisition & development	―	―	―	―	―
Other:
Home equity	113	―	―	―	―
Consumer	―	27	―	―	―
Commercial business	―	―	―	―	―
Total non-accrual troubled debt restructurings	392	2,512	777	―	―
Total non-performing loans	28,125	35,150	25,535	7,839	3,050

Real estate owned:
Real estate:
One- to four-family	1,532	1,000	513	325	247
Commercial	3,921	2,403	1,849	—	39
Other (1)	4,192	1,562	10	76	―
Construction:
One- to four-family	—	63	960	1,325	―
Commercial	—	—	—	—	―
Acquisition & development	295	—	—	—	―
Other:
Home equity	—	—	—	—	―
Consumer	—	—	—	—	―
Commercial business	—	—	—	—	―
Total real estate owned	$9,940	$5,028	$3,332	$1,726	$286

Total non-performing assets	$38,065	$40,178	$28,867	$9,565	$3,336
Total troubled debt restructurings	$26,687	$22,660	$8,666	$—	$—
Total accruing troubled debt restructurings	$26,295	$20,148	$7,889	$—	$—
Total impaired loans (including troubled debt restructurings)	$47,296	$44,392	$24,872	$17,472	$7,046

Ratios:
Non-performing loans to total loans	4.99%	5.64%	3.43%	1.11%	0.48%
Non-performing loans to total assets	3.40%	3.85%	2.56%	0.84%	0.36%
Non-performing assets to total assets	4.60%	4.44%	2.90%	1.03%	0.40%

(1)           Consists of land and multi-family loans.

At December 31, 2010, the Bank had $28.1 million in non-performing loans, or 4.99% of total loans. Our largest concentration of non-performing loans at December 31, 2010 was $10.2 million in non-performing one- to four-family residential real estate loans. At December 31, 2010, 12 of the non-performing one- to four-family residential real estate loans were jumbo loans (loan amount exceeds $417,000) totaling $3.8 million.

Due to the decline in real estate values over the last 24 months, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one- to four-family residential loans by the expected loss amount rather than providing a general allowance. Accordingly, as of December 31, 2010 our non-performing one- to four-family residential loans balance was net of $4.4 million of partial charge-offs.

Other non-performing real estate loans, consisting of land and multi-family real estate loans, totaled $3.7 million at December 31, 2010. Land loans made to two commercial borrowers for the development of residential subdivisions or to purchase single family residential lots for builder inventory comprised $2.2 million of that total. We have established a specific allocation of $192,000 for these loans which are in the process of foreclosure as of December 31, 2010.

Non-performing commercial real estate construction loans at December 31, 2010 consisted of a $1.6 million loan participation secured by a condominium/hotel project located near Disney World in Orlando. We are not the lead lender on this loan.  This loan is in the process of foreclosure. The Bank recorded a $3.3 million charge-off on this loan during 2010.

Non-performing commercial real estate loans at December 31, 2010 totaled $7.2 million and consisted of five loans, one of which totaled approximately $5.4 million and is secured by commercial real estate.

The following table shows the geographic location of our non-accrual loans by state as of December 31, 2010.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)

Non-accrual loans by state:
Real estate loans:
One- to four-family	$7,705	$849	$1,630	$10,184
Commercial	7,164	64	—	7,228
Other (1)	3,630	34	84	3,748

Real estate construction loans:
One- to four-family	—	—	—	—
Commercial	1,682	—	—	1,682
Other (1)	—	—	—	—

Other loans:
Home equity	2,013	390	—	2,403
Consumer	181	123	375	679
Commercial business	2,201	—	—	2,201

Total	$24,576	$1,460	$2,089	$28,125

(1)	Consists of land and multi-family loans.

Troubled debt restructurings. Troubled debt restructurings increased $4.0 million to $26.8 million at year end 2010, from $22.7 million as of year end 2009, due to our proactive approach and strategy in modifying one- to four-family residential mortgage loans when a borrower’s financial circumstances prevented them from performing under the original terms of the loan.  Troubled debt restructured loans are reported as performing upon the later of the loan performing according to its modified terms for a period of six consecutive months or until the following calendar year.

Of the $26.8 million in troubled debt restructurings, $392,000 was included in non-accrual loans.  There were no further commitments to customers whose loans are troubled debt restructurings at December 31, 2010.  Any changes or modifications made to loans are carefully reviewed to determine whether they are troubled debt restructurings.  Any loan modifications made due to financial difficulties of the borrower where a concession is made are reported as troubled debt restructurings.  Any other changes or modifications made for borrowers who are not experiencing financial difficulties are done on an infrequent basis.

Real Estate Owned and Other Repossessed Assets. Real estate acquired as a result of foreclosure is classified as real estate owned.  At the time of foreclosure or repossession, the property is recorded at the lower of its estimated fair value less selling costs or the loan balance, with any write-down charged against the allowance for loan losses.  Other repossessed assets are recorded at the lower of the loan balance or fair market value.  As of December 31, 2010, the Bank had real estate owned of $9.9 million, an increase of $4.9 million from December 31, 2009.

Classified Assets. Banking regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the Federal Deposit Insurance Corporation (“FDIC”), which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s regulatory reports with the OTS and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations.  The total amount of classified assets represented 85.3% of the Bank‘s equity capital and 4.6% of the Bank’s total assets at December 31, 2010.

The aggregate amount of classified loans at the dates indicated was as follows:

	At December 31,
	2010	2009
	(Dollars in Thousands)
Substandard	$37,553	$47,065
Doubtful	665	1,797
Loss	-	-
Total	$38,218	$48,862

Loans considered doubtful were $665,000 at December 31, 2010, a decrease of $1.1 million from $1.8 million at year end 2009.  Loans considered substandard were $37.6 million, down from $47.1 million at year end 2009 as there has been some stabilization in general economic conditions including unemployment and real estate values.  Loans are considered as special mention when it is determined a loan relationship should be monitored more closely. Loans are considered as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan considered as special mention in many instances may be performing in accordance with the loan terms.  Special mention loans were $17.5 million and $19.2 million at December 31, 2010 and 2009, respectively.

  As of December 31, 2010 $28.2 million of classified loans were on non-accrual status, as compared to $35.2 million at year end 2009.

Allowance for Loan Losses. An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the deterioration of the United States economy in general, it is increasingly likely that impairment reserves on non-performing collateral dependent loans, particularly one- to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one- to four family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with Bank’s senior management and the board of directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of loan and specific allowances for identified problem loans.  The allowance also incorporates the results of measuring impaired loans.

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-offs experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during 2009 and 2010.  The increases reflect the deterioration of market conditions, and the increase in the recent loan experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation.  For these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

At December 31, 2010, the allowance for loan losses was $13.3 million or 2.37% of the total loan portfolio and 47.4% of total non-performing loans.  Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In management’s opinion, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2010.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$13,810	$10,598	$6,482	$4,705	$4,587
Charge-offs:
Real Estate Loans
One-to four-family	10,235	8,350	3,514	133	107
Commercial	1,314	3,822	3,393	-	-
Other (Land & Multi-family)	2,735	3,605	777	41	-
Real Estate Construction Loans
Construction - One-to four- family	-	50	336	275	-
Construction – Commercial	3,342	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	2,800	4,715	1,392	550	14
Consumer	1,773	1,408	1,232	1,819	1,094
Commercial	697	590	345	135	-
Total charge-offs	22,897	22,540	10,989	2,953	1,215
Recoveries:
Real Estate Loans
One-to four-family	687	252	25	5	54
Commercial	3	-	550	893	83
Other (Land & Multi-family)	124	18	45	-	-
Real Estate Construction Loans
Construction - One-to four-family	-	-	-	-	-
Construction – Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	102	240	3	71	18
Consumer	276	351	533	1,145	703
Commercial	9	18	1	-	-
Total recoveries	1,201	879	1,157	2,114	858
Net charge-offs	21,696	21,661	9,832	839	357
Provision for loan losses	21,230	24,873	13,948	2,616	475

Balance at end of period	$13,344	$13,810	$10,598	$6,482	$4,705
Net charge-offs to average loans during this period (1)	3.47%	3.11%	1.35%	0.13%	0.06%
Net charge-offs to average non-performing loans during this period	68.58%	60.61%	125.89%	24.71%	11.36%
Allowance for loan losses to non-performing loans	47.44%	39.29%	41.50%	82.69%	154.21%
Allowance as % of total loans (end of period) (1)	2.37%	2.22%	1.43%	0.92%	0.73%
(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts.

Loan charge-offs in 2010 and 2009 included $5.2 million and $6.8 million, respectively, of partial charge-offs of non-performing one- to four- family residential loans.  These loans are expected to be resolved with no additional material loss, absent further declines in the fair value of the collateral, or decision to sell loans as distressed assets.  During the year ended December 31, 2010, loan charge-offs included also $2.7 million related to the sale of $6.3 million of non-performing one- to four-family residential loans and $3.3 million on one commercial loan for which a specific allowance had previously been established.

For additional discussion regarding Allowance for Loan Losses at December 31, 2010 and 2009, see “Part II Item 7 Management’s Discussion and Analysis Financial Condition and Results of Operations, Comparison of Financial Condition at December 31, 2010 and 2009, Allowance for Loan Losses.”

The following table summarizes the allocation of the allowance for loan losses on loans by loan category at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Amount of	Loans in Each	Amount of	Loans in Each	Amount of	Loans in Each
	Loan Loss	Category to	Loan Loss	Category to	Loan Loss	Category to
	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$5,860	50.11%	$3,446	49.28%	$2,805	49.87%
Commercial	2,443	11.91%	575	12.42%	1,458	11.31%
Other (land & multi-family)	1,019	4.91%	1,305	6.03%	1,061	5.90%

Construction
One-to four family	18	1.22%	47	0.67%	98	1.21%
Commercial	37	0.96%	3,322	1.29%	116	1.46%
Acquistion & Development	-	0.30%	110	0.51%	1,737	0.67%

Other Loans
Home Equity	1,663	14.06%	2,240	15.08%	2,301	14.46%
Consumer	1,922	13.02%	2,447	11.86%	628	11.72%
Commercial business	382	3.51%	318	2.86%	394	3.40%
Total	$13,344	100.00%	$13,810	100.00%	$10,598	100.00%

	2007		2006
		Percent of		Percent of
	Amount of	Loans in Each	Amount of	Loans in Each
	Loan Loss	Category to	Loan Loss	Category to
	Allowance	Total Loans	Allowance	Total Loans

Real Estate Loans
One-to four-family real estate	$1,609	53.51%	$771	52.14%
Commercial real estate	583	10.58%	660	9.51%
Other (land & multi-family)	883	5.76%	212	5.38%

Constrcution
One-to four family	399	1.90%	323	5.07%
Commercial	571	1.58%	63	0.45%
Acquistion & Development	-	0.75%	-	0.33%

Other Loans
Home equity	1,295	13.93%	745	14.22%
Consumer	691	9.16%	1,327	9.93%
Commercial business	451	2.83%	604	2.97%
Total	$6,482	100.00%	$4,705	100.00%

Investment Activities

General. The Bank is required by federal regulations to maintain an amount of liquid assets, such as cash and short-term securities, for the purposes of meeting operational needs.  The Bank is also permitted to make certain other securities investments.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments.”  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

The Bank is authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings associations may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings association is otherwise authorized to make directly.  See “Supervision and Regulation” for a discussion of additional restrictions on the Bank’s investment activities.

The Board of Directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the board. Investment activities are directed by the Chief Financial Officer and the Treasurer in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The structure of the investment portfolio is intended to provide liquidity when loan demand is high, assist in maintaining earnings when loan demand is low and maximize earnings while managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.”

Investment Securities. The Bank invests in investment securities, for example United States government sponsored enterprises and state and municipal obligations, as part of its asset liability management strategy.

GAAP requires investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security.  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities are classified as available for sale when they might be sold before maturity.  All of the Bank’s securities are classified as available for sale.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In evaluating OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The amount of the OTTI recognized in earnings depends on whether the Bank intends to sell the security or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Bank intends to sell the security or it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2010, the Company’s security portfolio consisted of 95 securities, 18 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At December 31, 2010, approximately $141.5 million, or 95% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

The Bank recorded other-than-temporary impairment charges of $423,000 (See also the “Item 7-Management Discussion and Analysis - Securities Available for Sale).” These charges represent credit losses from our investments in non-agency collateralized mortgage obligations, caused by defaults and losses on the underlying mortgages. As of December 31, 2010 the Bank held approximately $6.7 million of non-agency collateralized mortgages. Due to the severe ongoing economic condition there is no assurance that additional losses may not be incurred in the future.

The following table sets forth the composition of the securities portfolio, excluding Federal Home Loan Bank stock at the dates indicated.

	At December 31,
	2010		2009		2008
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$-	0.00%	$15,752	8.85%	$14,200	9.63%
State and municipal	864	0.58%	844	0.47%	2,513	1.70%
Mortgage backed securities - residential	41,803	28.04%	38,410	21.59%	37,948	25.73%
U.S. Govt collateralized mortgage obligation	99,689	66.86%	102,439	57.57%	76,076	51.59%
Other collateralized mortgage obligations	6,734	4.52%	20,493	11.52%	16,737	11.35%
Total	$149,090	100.00%	$177,938	100.00%	$147,474	100.00%

Portfolio maturities and Yields. The composition and scheduled maturities of the investment securities portfolio at December 31, 2010, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)

Securities available for sale:
U.S. government and agency	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
State and municipal	—	—	—	—	—	—	945	4.03	945	864	4.03
Mortgage-backed securities	—	—	—	—	—	—	41,167	4.01	41,167	41,803	4.01
U.S. Government collateralized mortgage obligations	—	—	—	—	—	—	98,460	4.13	98,460	99,689	4.13
Other collateralized mortgage obligations	—	—	—	—	—	—	6,577	5.26	6,577	6,734	5.26
Total	$—	—%	$—	—%	$—	—%	$147,149	4.15%	$147,149	$149,090	4.15%

Sources of Funds

General The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of investment securities, borrowings, and funds provided from operations.

Deposits The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms.  Deposits consist of time deposit accounts, savings, money market and demand deposit accounts. The Bank's origin as a credit union enables it to enjoy the benefit of long-term deposit customers.  Historically, the Bank has paid attractive rates on deposit accounts.  The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank will purchase time deposit accounts from brokers at costs and terms which are comparable to time deposits originated in the branch offices.  The Bank had $51.8 million of brokered deposits at December 31, 2010, which was 9.8% of total deposits.  See “Supervision and Regulation—Regulatory Agreements with the Office of Thrift Supervision—Supervisory Agreements” for additional restrictions on our ability to accept brokered deposits.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  As customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows. Pricing of deposits are managed to be consistent with overall asset/liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (“FHLB”). Interest rates are reviewed regularly by senior management as a part of its asset-liability management actions.  Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds.  Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010			2009			2008
			Weighted			Weighted			Weighted
	Average		average	Average		average	Average		average
	Balance	Percent	rate	Balance	Percent	rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non interest bearing demand	$36,416	6.40%	-	$36,974	6.00%	-	$38,574	6.41%	-
Savings	49,438	8.68%	0.66%	34,496	5.60%	0.38%	35,132	5.84%	0.38%
Interest bearing demand	76,812	13.49%	1.44%	75,513	12.26%	1.90%	58,709	9.76%	2.45%
Money market demand	123,447	21.68%	1.10%	140,090	22.75%	1.69%	132,313	21.99%	3.05%

Total transaction accounts	286,113	50.25%	0.98%	287,073	46.61%	1.37%	264,728	44.00%	2.12%

Certificates of deposit	283,240	49.75%	2.55%	328,773	53.39%	3.65%	336,982	56.00%	3.96%

Total deposits	$569,353	100.00%	1.76%	$615,486	100.00%	2.59%	$601,710	100.00%	3.43%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $122.2 million.  The following table sets forth the maturity of those certificates as of December 31, 2010.

At December 31, 2010
(Dollars in Thousands)

Three months or less	$34,112
Over three months through six months	8,194
Over six months through one year	33,022
Over one year to three years	39,505
Over three years	7,357

Total	$122,190

FHLB Advances. Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to fund loan demand or when they meet asset/liability management goals.  Borrowings have historically consisted primarily of advances from the FHLB of Atlanta; however the Bank also has the ability to borrow from the Federal Reserve Bank (FRB) of Atlanta.  See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

Advances from the FHLB of Atlanta may be obtained upon the security of mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2010, the Company had $150.0 million in FHLB advances outstanding.

The following table sets forth information as to FHLB advances for the years indicated.

	Years Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)

Average balance outstanding	$172,500	$180,316	$191,055

Maximum month-end balance	$177,212	$204,858	$207,592

Balance at end of year	$150,000	$182,694	$184,850

Weighted average interest rate during the year	3.59%	3.75%	3.97%

Weighted average interest rate at end of year	3.81%	3.45%	4.05%

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction with a carrying amount of $120.4 million at December 31, 2010, with maturities beginning in January 2014. Beginning in January 2009, the lender has the option to terminate individual advances in whole each following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations.  In the event our regulatory capital ratios fall below well capitalized we may be required to provide additional collateral.  In the event our capital ratios fall below adequately capitalized, the counterparty to $77.8 million of the total balance of $92.8 million of our securities sold under agreements to repurchase at December 31, 2010 has the option to call the debt at its fair value.  The estimated fair value of these $77.8 million of securities sold under agreements to repurchase at December 31, 2010 was $87.1 million, which would result in an estimated expense of $9.3 million.  At maturity or termination, the securities underlying the agreements will be returned to us.

	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at end of period	$92,800	$92,800	$92,800	$78,500
Average balance outstanding	$92,800	$92,800	$89,793	$45,077
Maximum month-end balance	$92,800	$92,800	$92,800	$78,500
Weighted average interest rate during the period	5.03%	4.57%	4.45%	4.42%
Weighted average interest rate at end of period	5.04%	4.80%	4.30%	4.25%

Other borrowings.  Other borrowings were $5.0 million at December 31, 2010. The Company borrowed $5.0 million, at market rate, from another financial institution in June 2010 which was secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC.  Terms of the note were as follows:  8.5% through June 15, 2015, subsequently a rate per annum equal to the greater of 8.5% or the sum of the U.S. Treasury Securities Rate plus 400 basis points, payable in twelve quarterly installments of $250,000 plus interest, commencing on June 15, 2015, final due date June 30, 2018. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company contributed $2.9 million to Atlantic Coast Bank as additional capital and used the remaining proceeds to pay off the remaining balance of $2.1 million of other borrowings.   On February 3, 2011, following completion of the second step conversion, the Company repaid the full amount of other borrowings from proceeds of the offering.

Subsidiary and Other Activities

At December 31, 2010, the Company did not have any active subsidiaries other than Atlantic Coast Bank. During 2005, Atlantic Coast Bank formed Atlantic Coast Holdings, Inc. (“Holdings”) as a wholly owned subsidiary for the purpose of managing and investing in certain securities, as well as owning all of the common stock and 85% of the preferred stock of Coastal Properties, Inc. a Real Estate Investment Trust (“REIT”). The REIT was formed for the purpose of holding Georgia and Florida first lien residential mortgages originated by Atlantic Coast Bank.  Both Atlantic Coast Holdings, Inc. and the REIT were dissolved during 2009 as part of a comprehensive revision of our income tax strategy.  The Company has one inactive subsidiary, Atlantic Coast Development LLC, and the Bank has one inactive subsidiary, First Community Financial Services.

Employees

At December 31, 2010, the Bank had a total of 184 employees, including 14 part-time employees.  The Company’s employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

General

Atlantic Coast Bank is examined and supervised by the OTS and is subject to examination by the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Atlantic Coast Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Atlantic Coast Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The OTS examines Atlantic Coast Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  Atlantic Coast Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Atlantic Coast Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on Atlantic Coast Financial Corporation and Atlantic Coast Bank and their operations.

Under the recently enacted Dodd-Frank Act, the OTS’ functions relating to federal savings associations, including rulemaking authority, are transferred to the Comptroller of the Currency within one year of the date of enactment of the new legislation, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks.

As a savings and loan holding company, Atlantic Coast Financial Corporation is required to comply with the rules and regulations of the OTS, and is required to file certain reports with and is subject to examination by the OTS.  Atlantic Coast Financial Corporation is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Moreover, under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.

Set forth below is a brief description of certain regulatory requirements that are or will be applicable to Atlantic Coast Financial Corporation and Atlantic Coast Bank.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Atlantic Coast Financial Corporation and Atlantic Coast Bank.

Regulatory Agreements with the OTS

Supervisory Agreements. Effective December 10, 2010, the Company, the Bank and the OTS entered into supervisory agreements.  The agreements provide, among other things, that:

•
the Bank must submit a written contingency plan by March 31, 2011 in the event the Bank is notified by the OTS that it has inadequate capital levels for the Bank’s risk profile and the volume, type and quality of assets held by the Bank;

•
the Bank and the Company must submit for review and non-objection by the OTS within 60 days (and updated yearly), an updated comprehensive business plan for calendar years 2011 and 2012 that addresses all corrective actions in the Bank’s and Company’s 2010 examinations relating to the Bank’s and Company’s business operations, including plans to improve core earnings and achieve profitability on a consistent basis throughout the term of the business plan and submit quarterly reports to the OTS regarding compliance with the plan with any modifications thereto requiring OTS prior written non-objection;

•
the Bank must within 90 days revise its written program for identifying, monitoring and controlling risks associated with concentrations of credit and other assets to address all corrective actions set forth in the Bank’s 2010 examination relating to concentrations of credit;

•
the Bank must ensure that its books, records, financial reports and statements are timely and accurately prepared and filed in compliance with all applicable laws, regulations and regulatory guidance, including proper reporting on Thrift Financial Reports with the OTS;

•
the Bank must within 60 days develop and adhere to a written Troubled Debt Restructurings and Loan Modification Policy which will be provided to the OTS within 10 days after adoption by the Board of Directors;

•
the Bank must not purchase additional bank-owned life insurance (“BOLI”) or increase its investment in existing BOLI policies until the Bank’s BOLI exposure is within regulatory guidelines of 25% of total capital;

•
the Bank must comply with regulations limiting its ability to accept, renew or roll over brokered deposits without receiving the written non-objection of the OTS, including reducing its level of brokered deposits to $52.5 million by June 30, 2011;

•	the Bank and the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers;

•
the Bank will not be permitted to declare a dividend or make any other capital distributions without the prior written approval of the OTS, and the MHC cannot declare or pay dividends or make any other capital distributions without prior written OTS approval;

•
the Bank and the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the OTS;

•
the Bank may not enter into any arrangement or contract with a third party service provider that is significant to the financial condition of the Bank or outside of its normal course of business unless the OTS has received 30 days prior written notice of such contract or arrangement and issued its written non-objection;

•	the Bank and the Company may not make any golden parachute payment or prohibited indemnification payment without OTS prior written approval;

•
the Bank will not be permitted to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter, without the prior written non-objection of the OTS;

•	the Bank may not engage in any transactions with affiliates without providing 30 days advance written notice to the OTS and receiving its written non-objection; and

•
the MHC may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the OTS.

The Company has also been informed that in a separate agreement, the OTS will impose an Individual Minimum Capital Requirement for the Bank that will require the Bank to achieve and maintain levels of capital greater than those required for a federal savings bank to be classified as well-capitalized.  The Bank anticipates, based upon discussions with the OTS that the Individual Minimum Capital Requirement will require that Atlantic Coast Bank reach a certain level of core capital by two different dates with the core capital percentage increasing between the two dates. The Bank must maintain these levels until the OTS removes the requirement. Until the Individual Minimum Capital Requirement is finalized, the Bank will not know with certainty the precise capital levels it will be required to reach and maintain or the exact dates when the Bank will need to meet such requirements.

Memorandum of Understanding.  In August 2009, Atlantic Coast Bank entered into a memorandum of understanding with the OTS addressing certain areas of its operations. This Memorandum has been superseded by the Supervisory Agreements.

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Bank’s current primary federal regulator, the OTS, and will require Atlantic Coast Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks).  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Atlantic Coast Financial Corporation in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Atlantic Coast Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and change-in-control payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations.  Accordingly, it will be some time before management can assess the full impact on operations.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for Atlantic Coast Bank and Atlantic Coast Financial Corporation.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS.  Under these laws and regulations, Atlantic Coast Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Atlantic Coast Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Atlantic Coast Bank, including real estate investment and securities and insurance brokerage.  The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 1, 2011.

Capital Requirements.  OTS regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank.  Atlantic Coast Bank does not typically engage in asset sales.

At December 31, 2010, Atlantic Coast Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, Atlantic Coast Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Atlantic Coast Bank must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Atlantic Coast Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets.  “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans.  Atlantic Coast Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act.  The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At December 31, 2010, Atlantic Coast Bank held 83.5% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. OTS regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OTS is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.  Atlantic Coast Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Atlantic Coast Bank.  Atlantic Coast Financial Corporation will be an affiliate of Atlantic Coast Bank.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association.  In addition, OTS regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The OTS requires savings banks to maintain detailed records of all transactions with affiliates.

Atlantic Coast Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Atlantic Coast Bank’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Atlantic Coast Bank’s board of directors.

Enforcement.  The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

The Comptroller of the Currency will assume the OTS’ enforcement authority over federal savings banks pursuant to the Dodd-Frank Act.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or

•	critically undercapitalized (less than 2% tangible capital).

Generally, the OTS is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the OTS notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2010, Atlantic Coast Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  The Dodd-Frank Act increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions were assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points. Atlantic Coast Bank’s FDIC premium assessment was $1.6 million for the year ended December 31, 2010, a decrease of $200,000 from the assessment for the year ended December 31, 2009 of $1.8 million, including the special assessment.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, the Bank prepaid $6.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect the Bank’s regulatory capital (the prepaid asset  has a risk-weighting of 0%) or tax obligations.

In February 2011, as required by the Dodd Frank Act, the FDIC adopted a final rule revising the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.  In addition, the final rule eliminates the adjustment for secured borrowings and makes certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.  The final rule is effective April 1, 2011.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not currently know of any practice, condition or violation that may lead to termination of its deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2010, the annualized FICO assessment was equal to [1.04] basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  The FDIC’s Temporary Liquidity Guarantee Program guarantee newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  The FDIC extended this component of the program to cover debt issued through October 31, 2009.   The FDIC paid the unpaid principal and interest on FDIC-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012.  In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  The Bank opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other part of the Temporary Liquidity Guarantee Program provided full federal deposit insurance coverage for non-interest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2010. Through December 31, 2009, an annualized 10 basis point assessment on balances in non-interest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees were based on the institution’s risk category rating assigned with respect to regular FDIC assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) pay an annualized assessment rate of 25 basis points.  The Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.  The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012 with no opt out option.  The cost is included in the regular FDIC assessment.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 provides the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program—Capital Purchase Program, which provided direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. This program was voluntary (subject to regulatory approval) and required an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The Bank opted not to participate in this program.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Atlantic Coast Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Atlanta, Atlantic Coast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2010, Atlantic Coast Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2010, Atlantic Coast Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Atlantic Coast Bank are subject to state usury laws and federal laws concerning interest rates.  Atlantic Coast Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Atlantic Coast Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Atlantic Coast Financial Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the OTS.  The OTS has enforcement authority over Atlantic Coast Financial Corporation and its non-savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a risk to Atlantic Coast Bank. However, under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board no later than one year from the effective date of the legislation, subject to extension of up to six months if requested by the Secretary of the Treasury.

Atlantic Coast Financial Corporation’s activities are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the OTS.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.  The Bank must notify the OTS thirty (30) days before declaring any dividend to the Company.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Securities Laws

Atlantic Coast Financial Corporation common stock is registered with the Securities and Exchange Commission.  Atlantic Coast Financial Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Atlantic Coast Financial Corporation’s public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of Atlantic Coast Financial Corporation may be resold without registration.  Shares purchased by an affiliate of Atlantic Coast Financial Corporation are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Atlantic Coast Financial Corporation meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Atlantic Coast Financial Corporation that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Atlantic Coast Financial Corporation, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Atlantic Coast Financial Corporation may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer will be required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the board of directors about internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  The Company has existing policies, procedures and systems designed to comply with these regulations, and it is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Federal Taxation

General.  Atlantic Coast Federal, MHC, Atlantic Coast Federal Corporation, Atlantic Coast Bank and Atlantic Coast Financial Corporation are, subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Atlantic Coast Federal Corporation, Atlantic Coast Financial Corporation or Atlantic Coast Bank.

Method of Accounting.  For federal income tax purposes, Atlantic Coast Federal Corporation (and Atlantic Coast Financial Corporation) currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses generally can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  Atlantic Coast Federal Corporation and Atlantic Coast Bank have been subject to the AMT and have $71,000 available as credits for carryover.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2010, Atlantic Coast Federal Corporation and Atlantic Coast Bank have $33.6 million in net operating loss carryforwards for federal income tax purposes which begin to expire in 2019.  See “Item IA. Risk Factors—We may not be able to realize our deferred tax asset.”

Corporate Dividends-Received Deduction.  Atlantic Coast Federal Corporation (and Atlantic Coast Financial Corporation) may exclude from its federal taxable income 100% of dividends received from Atlantic Coast Bank as a wholly owned subsidiary.

State Taxation

Net Operating Loss Carryovers.  A corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years; however, net operating losses in Florida may only be carried forward for 20 taxable years.  Through December 31, 2010, Atlantic Coast Federal Corporation and Atlantic Coast Bank had a Florida and Georgia net operating loss carryforward of $56.8 million, which begins to expire in 2026.

Income Taxation. Atlantic Coast Federal Corporation, Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Georgia corporate income tax which is assessed at the rate of 6.00%. Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Florida corporate income tax which is assessed at the rate of 5.50%.  For both states, taxable income generally means federal taxable income subject to certain modifications provided for in the applicable state statutes.

Atlantic Coast Federal, MHC, Atlantic Coast Federal Corporation and Atlantic Coast Bank are not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years.

As a Maryland business corporation, Atlantic Coast Financial Corporation is required to file annual returns and pay annual fees to the State of Maryland.

Available Information

The Company makes available financial information, news releases and other information on the Company’s Web site at www.atlanticcoastbank.net. There is a link to obtain all filings made by the Company with the Securities and Exchange Commission including the Company’s annual reports on Form 10-K, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders of record may also contact Corporate Communications, Inc., 523 Third Avenue South, Nashville, Tennessee, 37210 or call (615)-254-3376 to obtain a copy of these reports without charge.

Item 1A Risk Factors

Our business, and an investment in the common stock, involves risks. Summarized below are the risk factors which management believe are material to the business and could negatively affect operating results, financial condition and the trading value of the common stock. Other risks factors not currently known to management, or risk factors that are currently deemed to be immaterial or unlikely, also could adversely affect the business.   In assessing the following risk factors, the reader should also refer to the other information contained in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

If the Bank’s non-performing assets increase, the Bank’s earnings will suffer.

At December 31, 2010, our non-performing assets totaled $38.1 million, or 4.60% of total assets, which is an increase of $28.5 million, or 296.9%, over non-performing assets of $9.6 million, or 1.03% of total assets, at December 31, 2007.  Our non-performing assets may continue to increase in future periods.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must establish an allowance for loan losses for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses, which are recorded as a charge to income.  From time to time, we also write down the value of properties in other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

The Bank and the Company entered into supervisory agreements with the OTS, which will limit their operations and may adversely affect their financial performance.

Effective December 10, 2010, the Company, the Bank and the OTS entered into supervisory agreements.  The agreements provide, among other things, that:

•
the Bank must submit a written contingency plan by March 31, 2011 in the event the Bank is notified by the OTS that it has inadequate capital levels for the Bank’s risk profile and the volume, type and quality of assets held by the Bank;

•
the Bank and the Company must submit for review and non-objection by the OTS within 60 days (and updated yearly), an updated comprehensive business plan for calendar years 2011 and 2012 that addresses all corrective actions in the Bank’s and Company’s 2010 examinations relating to the Bank’s and Company’s business operations, including plans to improve core earnings and achieve profitability on a consistent basis throughout the term of the business plan and submit quarterly reports to the OTS regarding compliance with the plan with any modifications thereto requiring OTS prior written non-objection;

•
the Bank must within 90 days revise its written program for identifying, monitoring and controlling risks associated with concentrations of credit and other assets to address all corrective actions set forth in the Bank’s 2010 examination relating to concentrations of credit;

•
the Bank must ensure that its books, records, financial reports and statements are timely and accurately prepared and filed in compliance with all applicable laws, regulations and regulatory guidance, including proper reporting on Thrift Financial Reports with the OTS;

•
the Bank must within 60 days develop and adhere to a written Troubled Debt Restructurings and Loan Modification Policy which will be provided to the OTS within 10 days after adoption by the Board of Directors;

•
the Bank must not purchase additional bank-owned life insurance (“BOLI”) or increase its investment in existing BOLI policies until the Bank’s BOLI exposure is within regulatory guidelines of 25% of total capital;

•
the Bank must comply with regulations limiting its ability to accept, renew or roll over brokered deposits without receiving the written non-objection of the OTS, including reducing its level of brokered deposits to $52.5 million by June 30, 2011;

•	the Bank and the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers;

•
the Bank will not be permitted to declare a dividend or make any other capital distributions without the prior written approval of the OTS, and the Company cannot declare or pay dividends or make any other capital distributions without prior written OTS approval;

•
the Bank and the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the OTS;

•
the Bank may not enter into any arrangement or contract with a third party service provider that is significant to the financial condition of the Bank or outside of its normal course of business unless the OTS has received 30 days prior written notice of such contract or arrangement and issued its written non-objection;

•	the Bank and the Company may not make any golden parachute payment or prohibited indemnification payment without OTS prior written approval;

•
the Bank will not be permitted to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter, without the prior written non-objection of the OTS;

•	the Bank may not engage in any transactions with affiliates without providing 30 days advance written notice to the OTS and receiving its written non-objection; and

•
the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the OTS.

The restriction on growth will affect the Bank’s ability to generate new loans or make investments without reducing other assets on its balance sheet, thereby potentially adversely affecting the Company’s income. The restriction on brokered deposits may affect the Bank’s ability to have sufficient liquid assets for the Bank’s operations or require it to pay higher rates on retail deposits to replace the Bank’s use of brokered deposits.  These limitations and the other restrictions noted above will limit the Company’s operations, which may adversely affect its financial performance.

The Bank has also been informed that in a separate agreement, the OTS will impose an Individual Minimum Capital Requirement for the Bank that will require the Bank to achieve and maintain levels of capital greater than those required for a federal savings bank to be classified as well-capitalized.  The Bank anticipates, based upon discussions with the OTS that the Individual Minimum Capital Requirement will require that the Bank reach a certain level of core capital by two different dates with the core capital percentage increasing between the two dates. The Bank must maintain these levels until the OTS removes the requirement. Until the Individual Minimum Capital Requirement is finalized, the Bank will not know with certainty the precise capital levels the Bank will be required to reach and maintain or the exact dates when the Bank will need to meet such requirements.

  Under OTS policy, the Company may not commence a supplemental offering until six months after the completion of the conversion offering, and any offering of the Company’s common stock (public or private) initiated by the Company within 18 months following the completion of the conversion offering is subject to OTS review and written non-objection, unless the Company obtains a waiver from the OTS.  As a result, the Company may need to reduce its asset size in order to meet the Individual Minimum Capital Requirement, which may reduce its earnings.

In the event the Company or the Bank are in material non-compliance with the terms of the supervisory agreements and Individual Minimum Capital Requirement, the OTS has the authority to subject them to the terms of a more restrictive enforcement order such as a cease and desist order, to impose civil money penalties on them and their directors and officers, and to remove directors and officers from their positions with Atlantic Coast Financial Corporation and Atlantic Coast Bank.

The Company has experienced net losses for each of the last three fiscal years and we may not return to profitability in the near future.

The Company has experienced net losses of $14.2 million, $29.3 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The losses have been primarily caused by a significant increase in non-performing assets, which necessitated a provision for loan losses of $21.2 million for the year ended December 31, 2010 and $24.9 million for the year ended December 31, 2009, compared to a provision of $13.9 million for the year ended December 31, 2008.  We charged off $21.7 million of loans during the year ended December 31, 2010 and $21.7 million of loans during 2009 as compared to $9.8 million of loans during 2008. Non-accrual loans (generally loans 90 days or more past due in principal or interest payments) decreased to $28.1 million, or 4.99% of total loans at December 31, 2010, compared to $35.2 million, or 5.65% of total loans at December 31, 2009. We experienced other than temporary impairment losses in our investment portfolio of $4.5 million and $423,000 for the years ended December 31, 2009 and 2010, respectively.  In addition, during the year ended December 31, 2009, management deemed it appropriate to write off our entire goodwill balance of $2.8 million, and establish a valuation allowance of 100% of our net deferred tax asset.  As a result of these factors and other conditions such as weakness in our local economy, we may not be able to generate sustainable net income or achieve profitability in the near future.

We may be unable to successfully implement our business strategy and as a result, our financial condition and results of operations may be negatively affected.

Our future success will depend upon management’s ability to successfully implement our new business strategy, which includes expanding our mortgage banking activities and an emphasis on originating loans to small businesses, including loans guaranteed by the United States Small Business Administration. While we believe we have the management resources and internal systems in place to successfully implement our strategy, it will take time to fully implement our strategy. We expect that it may take a significant period of time before we can achieve the intended results of our business strategy.  During the period we are implementing our plan, our results of operations may be negatively impacted.  In addition, even if our strategy is successfully implemented, it may not produce positive results.

Additionally, future success in the mortgage banking area will depend on management’s ability to attract and retain highly skilled and motivated loan originators.  The Bank competes against many institutions with greater financial resources to attract these qualified individuals.  Failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

The geographic concentration in loans secured by one- to four-family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of December 31, 2010, approximately 54.5% of the total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida.  The Bank had $92.6 million, or 16.7%, of our loan portfolio secured by one-to four-family residential property in Georgia and $218.1 million, or 39.2%, of such properties in Florida. The downturn in the local and national economy in 2008, 2009 and continuing into 2010, particularly affecting real estate values and employment, have adversely affected our loan customers’ ability to repay their loans.  In the event we are required to foreclose on a property securing a mortgage loans or pursue other remedies in order to protect our investment, we may not be able to recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. In particular, the foreclosure process in Florida often takes many months to complete, thereby potentially increasing our risk of loss due to the property’s deterioration in value during this period.  As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense.

The loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision for loan losses.

The outstanding commercial real estate, commercial business, construction, multi-family, and manufactured home, automobile and other consumer loans accounted for approximately 35.6% of the total loan portfolio as of December 31, 2010.  Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties.  Historically, these loans have had higher risks than loans secured by residential real estate for the following reasons:

•
Commercial Real Estate and Commercial Business Loans. Repayment is dependent on income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service.  This risk has been exacerbated by the extended recession in commercial real estate and commercial land values, particularly in our markets.

•
Commercial and Multi-Family Construction Loans. Repayment is dependent upon the completion of the project and income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service.

•
Single Family Construction Loans. Repayment is dependent upon the successful completion of the project and the ability of the contractor or builder to repay the loan from the sale of the property or obtaining permanent financing.

•	Multi-Family Real Estate Loans. Repayment is dependent on income being generated by the rental property in amounts sufficient to cover operating expenses and debt service.

•
Consumer Loans. Consumer loans (such as automobile and manufactured home loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

If these non-residential loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

The loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment.

Much of the Bank’s portfolio lending is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida.  As a result of lending during a period of rising real estate values and historically low interest rates, a significant portion of the loan portfolio is potentially under-collateralized given the recent significant decline in real estate values.  Sufficient time has not elapsed to ascertain the magnitude of potential losses resulting from lending during a period of intense changes in the real estate market.  Additionally, given the historically low interest rate environment over this same period, the adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by borrowers as a result of re-pricing.  At December 31, 2010, there were $251.2 million in adjustable rate loans, which made up 45.2% of the loan portfolio.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the decline in home values in our market areas.  Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.  As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If the allowance for loan losses is not sufficient to cover actual losses, income and capital will be negatively affected.

The Bank’s allowance for loan losses was $13.3 million, or 2.37% of total loans, at December 31, 2010.  In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, the Bank may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on the Bank’s financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans the estimate of impairment is based on the underlying collateral if collateral dependent, and if such loans are not collateral dependent, the estimate of impairment is based on a cash flow analysis.  If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance.  The allowance for loan losses is also periodically reviewed by the Office of Thrift Supervision, who may require us to increase the amount.  Additions to the allowance for loans losses would be made through increased provisions for loan losses and would negatively affect our results of operations.

The Company could record future losses on our holdings of private label securities.  In addition, we may not receive full future interest payments on these securities.

The Company owns eight private label collateralized mortgage obligations with an amortized cost basis of $6.5 million and a fair value of $6.7 million at December 31, 2010.  The original purchase price of these securities was $17.1 million.  The Company recognized total other-than-temporary impairment of $1.7 million and $4.5 million for these securities for the years ended December 31, 2010 and 2009, respectively, of which $423,000 and $4.5 million was credit-related losses recorded through our income statement as a reduction of non-interest income, and $1.2 million and $4,000 was recorded as an increase to other comprehensive income.

A number of factors or combinations of factors could require management to conclude in one or more future reporting periods that an unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us.  These factors include, but are not limited to, a continued failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value.  In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.

Future changes in interest rates could impact our financial condition and results of operations.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expense and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•	interest income earned on interest-earning assets, such as loans and securities; and

•	interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

A substantial percentage of our interest-earning assets, such as residential mortgage loans, have longer maturities than our interest-bearing liabilities, which consist primarily of savings and demand accounts, certificates of deposit and borrowings.  As a result, our net interest income is adversely affected if the average cost of our interest-bearing liabilities increases more rapidly than the average yield on our interest-earning assets.

The Federal Reserve Board maintained the federal funds rate at the historically low rate of 0.25% during 2010 and 2009. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits.  Our mix of asset and liabilities are considered to be sensitive to interest rate changes.   In a low rate environment, we may be susceptible to the payoff or refinance of high rate mortgage loans that could reduce net interest income. On the other hand, if interest rates rise, net interest income could be reduced because interest paid on interest-bearing liabilities, including deposits and borrowings, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities.  In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities.

Operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income.  If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the year ended December 31, 2010 and for the years ended December 31, 2009 and 2008, our efficiency ratio was 78.0%, 93.6% and 77.7%, respectively. Generally, this means we spent $0.78, $0.94 and $0.78 during the years ended 2010, 2009 and 2008 to generate $1.00 of income.  This reflects a trend where the efficiency ratio has deteriorated from 63.5% to 78.0% for the approximate eight-year period ended December 31, 2010.

If economic conditions continue to deteriorate or the economic recovery remains slow over an extended period of time in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing the loan decreases.

Financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events.  We held approximately 28.3% of the deposits in Ware County, the county in which Waycross, Georgia is located as of December 31, 2010.  We also have approximately 0.7% of the deposits in the Jacksonville, Florida, metropolitan area.  Additionally, our market share of loans in Ware County is significantly greater than our share of the loan market in the Jacksonville metropolitan area.  As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market.  Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral.  At December 31, 2010, $218.1 million, or 39.2%, of our loan portfolio consisted of real estate secured loans in Florida and $92.6 million, or 16.7%, of such loans consisted of real estate secured loans in Georgia.  Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings.  The unemployment rate for the Jacksonville, Florida metropolitan area was an estimated 11.0% as of December 31, 2010.  In addition, the Jacksonville metropolitan area had the 27th highest foreclosure rate of one- to four-family residences in the United States.

The United States economy remains weak and unemployment levels are high.  A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued through 2010.  Recent growth has been slow and unemployment remains at high levels and as a result economic recovery is expected to be slow.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates.  In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline.  The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans.  Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

Future negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  We could experience reduced demand for our products and services, increases in loan delinquencies, problem assets or foreclosures, and the collateral for our loans may decline further in value.  Moreover, future declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The slowing and uncertain economy in Florida has negatively impacted our ability to grow loans in our primary market area, and combined with strong competition, may further reduce our ability to obtain loans and also decrease our yield on loans.

From 2000 to mid-2007, the Jacksonville metropolitan area had been one of the fastest growing economies in the United States.  The area experienced substantial growth in population, new business formation and public works spending. Due to the considerable slowing of economic growth and migration into our market area since mid-2007 and the resulting downturn in the real estate market, management believes growth in our market area will be moderate in the near term.  Growth in the first mortgage loan portfolio has been negatively impacted by a slowing in existing and new home sales activity in our markets.  A decrease in existing and new home sales decreases lending opportunities, and may negatively affect our income.

In addition, we are located in a competitive market that affects our ability to obtain loans through origination or purchase as well as originating them at rates that provide an attractive yield.  Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions.  Internet based lenders have also become a greater competitive factor in recent years.  Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

Strong competition in our primary market area may reduce our ability to attract and retain deposits and also increase our cost of funds.

The Bank operates in a very competitive market for the attraction of deposits, the primary source of our funding.  Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas.  In recent years competition has also come from institutions that largely deliver their services over the internet.  Such competitors have the competitive advantage of lower infrastructure costs and substantially greater resources and lending limits and may offer services we do not provide.  Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities.  During periods of regularly increasing interest rates, competition for interest-bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, Atlantic Coast Bank incurs a higher cost of funds in an effort to attract and retain customer deposits.  We strive to grow our lower cost deposits, such as non-interest-bearing checking accounts, in order to reduce our cost of funds.

The Company may not be able to realize our deferred tax asset.

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  However, at December 31, 2010, we had no net deferred tax asset.  In 2009, we established a valuation allowance for our net federal and state deferred tax asset after evaluating the positive and negative evidence under Generally Accepted Accounting Principles (“GAAP”).  GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results our three year cumulative operating loss carried more weight than forecasted earnings.

Management regularly reviews the deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  Realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  The net deferred tax asset at December 31, 2010 will not become fully realizable until our expected future earnings will support realization of the asset.  In addition, we will not know the impact of the ownership change from the conversion offering until after it is completed.  If triggered, we believe that the impact on our deferred tax asset could be material.  This is a preliminary and complex analysis and requires us to make certain judgments in determining the annual limitation.  Although it is currently not shown as an asset, it is possible that we could ultimately lose a significant portion of the deferred tax asset.  Realization of our deferred tax asset would significantly improve our earnings and capital.

Wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources of the holding company.  At December 31, 2010, we had $150.0 million of Federal Home Loan Bank advances outstanding.

In the past brokered deposits have been solicited as a source of funds. However, under the supervisory agreement with the Office of Thrift Supervision entered into in December 2010, Atlantic Coast Bank cannot increase its level of brokered deposits over $83.9 million without prior approval of the Office of Thrift Supervision and must reduce the level of its brokered deposits to $52.5 million by June 30, 2011. We had $51.8 million of brokered deposits at December 31, 2010, which was 9.8% of total deposits.  As our brokered deposits mature, we may have to pay a higher rate of interest to replace them with other deposits or with funds from other sources. Not being able to replace those deposits as they mature could adversely affect our liquidity.  Paying higher interest rates to replace those deposits could adversely affect our net interest margin and our operating results.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

Atlantic Coast Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Atlantic Coast Bank is currently subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, which insures Atlantic Coast Bank’s deposits.  As a savings and loan holding company, Atlantic Coast Financial Corporation is currently subject to regulation and supervision by the Office of Thrift Supervision.  Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.  New financial reform legislation has been enacted by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies.  The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.   Further changes in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Atlantic Coast Bank and Atlantic Coast Financial Corporation.

Atlantic Coast Bank’s operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on operations.  These laws, rules and regulations are frequently changed by legislative and regulatory authorities.  In the future, changes to existing laws, rules and regulations, or any other new laws, rules or regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Atlantic Coast Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Atlantic Coast Financial Corporation, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Atlantic Coast Financial Corporation.  These capital requirements are substantially similar to the capital requirements currently applicable to Atlantic Coast Bank, but will not be applicable to Atlantic Coast Financial Corporation for five years. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Atlantic Coast Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regards to the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability.   In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Risks Relating to an Investment in Common Stock

Stock price may be volatile due to limited trading volume.

The Company’s common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Stock Company’s common stock is relatively small, approximately 8,000 shares per day in 2010, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Stock issued pursuant to the exercise of stock options awarded to directors and management will dilute public stockholder ownership.

Directors and management currently hold options to purchase approximately 597,000 shares of common stock, or 4.5% of total common stock outstanding. There are an additional 62,000 shares available for future awards of options under the current stock option plan, or 0.5% of the common stock outstanding. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of grant. The payments are not made until the option is actually exercised by the recipient. The issuance of common stock pursuant to the exercise of total stock options under the stock option plan will result in the dilution of existing stockholders voting interests by 5.0% unless shares are repurchased to cover such exercise.

Ability to pay dividends is limited.

Atlantic Coast Financial Corporation’s ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. The primary source of income is the payment of dividends from Atlantic Coast Bank to the Company. Atlantic Coast Bank, in turn, is subject to regulatory requirements potentially limiting its ability to pay such dividends and by the need to maintain sufficient capital for its operations and obligations.  Thus, there can be no assurance the Company will pay dividends to common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance such dividends, if and when paid, will be maintained, at the same level or at all, in future periods.  On September 25, 2009, the Company announced that it had suspended its regular quarterly cash dividend.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

At December 31, 2010, Atlantic Coast Bank had eleven full-service offices and one drive-up facility and a leased office space for the Florida regional center.  Atlantic Coast Bank owns all locations except the regional office in Jacksonville, FL and the branch location in Orange Park, FL.  The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $16.0 million at December 31, 2010.

The following table provides a list of the Bank’s main and branch offices.

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date	December 31, 2010
			(Dollars in Thousands)
HOME AND EXECUTIVE OFFICE	Owned	—	$1,443
AND MAIN BRANCH
505 Haines Avenue
Waycross, GA 31501

FLORIDA REGIONAL CENTER	Leased	April 2012	28
12724 Gran Bay Parkway
Suite 150
Jacksonville, FL 32258

BRANCH OFFICES:	Owned	—	53
Drive-up Facility
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	541
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	392
Douglas, GA 31533

213 Hwy 80 West	Owned	—	305
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,136
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	1,031
Jacksonville, FL 32221

1567 Kingsley Avenue	Leased	January 2018	658
Orange Park, FL 32073

930 University Avenue, North	Owned	—	1,024
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,480
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	—	3,700
Neptune Beach, FL 32233

2766 Race Track Road	Owned	—	2,035
Jacksonville, FL 32259

Management believes the Company’s facilities are suitable for their purpose and adequate to support its business.  Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations.

Atlantic Coast Bank uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain the Company’s database of depositor and borrower customer information.  Atlantic Coast Bank extended the data processing contact with Open Solutions during 2007 for an additional five year term taking the contract to March 2012. The net book value of data processing and computer equipment at December 31, 2010, was approximately $813,000.

Item 3 Legal Proceedings

From time to time, the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of this litigation at December 31, 2010.

Item 4 Reserved

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.”  As of March 18, 2011, there were 2,629,181 shares of common stock issued, with approximately 2,000 stockholders, including approximately 1,400 beneficial owners and other persons or entities holding stock in nominee or “street name” accounts with brokers.

The Company began paying quarterly dividends in May 2005 using earnings from investments and un-invested proceeds received from the minority share stock offering completed on October 4, 2004. On September 25, 2009, the Company announced that it had suspended its regular quarterly cash dividend.  Future dividend payments by Atlantic Coast Financial Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank.  Under OTS regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings.  Under normal circumstances, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OTS regulations.  However, under the Supervisory Agreement entered into by the Company on December 10, 2010, dividends or other capital distributions cannot be declared or paid prior to receiving a written non-objection from the OTS.  The Supervisory Agreement also requires the Bank obtain approval 30 days prior to declaring a dividend payment or distribution of capital.

The following table sets forth the quarterly market price range of, and dividends declared on, Atlantic Coast Federal Corporation’s common stock for the two years ended December 31, 2010 and 2009:
	High	Low	Dividends

Fiscal 2010
January 1-March 31	$2.77	$1.18	$0.00
April 1- June 30	4.25	2.28	0.00
July 1- September 30	3.02	1.84	0.00
October 1- December 31	1.96	1.08	0.00

Fiscal 2009
January 1-March 31	$4.97	$1.75	$0.01
April 1- June 30	3.25	1.87	0.01
July 1- September 30	2.33	1.74	0.00
October 1- December 31	2.17	1.25	0.00

On June 18, 2010, Atlantic Coast Financial Corporation filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of Atlantic Coast Federal, MHC and the related offering of common stock by Atlantic Coast Financial Corporation.  The Registration Statement (File No. 333-167632) was declared effective by the Securities and Exchange Commission on November 12, 2010.  Atlantic Coast Financial Corporation registered 4,065,417 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $40.7 million.  The stock offering commenced on November 22, 2010, and ended on February 3, 2011.

Stifel, Nicolaus & Company, Incorporated was engaged to assist in the marketing of the common stock.   For its services, Stifel, Nicolaus & Company, Incorporated received a fee of $534,000.  Stifel, Nicolaus & Company, Incorporated was also reimbursed $157,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $17.1 million, through the sale of 1,710,857 shares at a price of $10.00 per share.  Expenses related to the offering were approximately $2.7 million, including $691,000 paid to Stifel, Nicolaus & Company, Incorporated.  Net proceeds of the offering were approximately $11.4 million.

Atlantic Coast Financial Corporation contributed $8.0 million of the net proceeds of the offering to Atlantic Coast Bank.  In addition, $684,000 of the net proceeds were used to fund the loan to the employee stock ownership plan, and $5.7 million of the net proceeds were retained by Atlantic Coast Financial Corporation, of which $5.0 million was used to pay off other borrowings.  The net proceeds contributed to Atlantic Coast Bank have been invested in short term instruments, used to make loans and repay FHLB advances of $5.0 million.  The net proceeds retained by Atlantic Coast Financial Corporation have been deposited with Atlantic Coast Bank.

The table below sets forth information regarding Atlantic Coast Federal Corporation’s common stock repurchase plan during the fourth quarters of 2010 and 2009.

Month ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2010	-	-	-	172,334
November 30, 2010	-	-	-	172,334
December 31, 2010	-	-	-	172,334
Total	-	-	-	172,334

October 31, 2009	-	-	-	172,334
November 30, 2009	-	-	-	172,334
December 31, 2009	-	-	-	172,334
Total	-	-	-	172,334

The table below sets forth information, as of December 31, 2010, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price(2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(3)

Equity compensation plans approved by stockholders	597,015	$15.51	61,864
Equity compensation plans not approved by stockholders	—	—	—
Total	597,015	$15.51	61,864

(1)	Consists of options to purchase 597,015 shares of common stock under the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 61,864 shares of common stock available to be granted from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.

Item 6 Selected Financial Data

The following is a summary of selected consolidated financial data of Atlantic Coast Federal Corporation at and for the years indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

	At December 31,
Selected Consolidated Balance	2010	2009	2008	2007	2006
Sheet Data:	(Dollars in Thousands)
Total assets	$827,442	$905,561	$996,089	$931,026	$843,079
Cash and cash equivalents	8,550	37,144	34,058	29,310	41,057
Securities available-for-sale	149,090	177,938	147,474	134,216	99,231
Loans held for sale	49,318	8,990	736	640	4,365
Loans receivable, net	549,752	614,371	741,879	703,513	639,517
FHLB stock	10,158	10,023	9,996	9,293	7,948
Deposits	528,497	555,444	624,606	582,730	573,052
Total borrowings	247,800	287,694	277,650	251,500	173,000
Total stockholders’ equity	44,791	56,541	83,960	89,806	91,087

	Years Ended December 31,
Selected Consolidated Statement of	2010	2009	2008	2007	2006
Income Data:	(Dollars in Thousands)
Total interest income	$44,855	$48,718	$55,259	$55,509	$46,407
Total interest expense	21,192	26,935	32,009	33,123	24,747
Net interest income	23,663	21,783	23,250	22,386	21,660
Provision for loan losses	21,230	24,873	13,948	2,616	475

Net interest income (loss) after provision for loan losses	2,433	(3,090)	9,302	19,770	21,185
Non-interest income	8,262	4,165	10,949	7,173	8,006
Non-interest expense	24,891	24,300	26,329	25,698	21,680

(Loss) income before income taxes	(14,196)	(23,225)	(6,078)	1,245	7,511

Income tax expense (benefit)	-	6,110	(3,233)	130	2,382

Net (loss) income	$(14,196)	$(29,335)	$(2,845)	$1,115	$5,129
(Loss) earnings per share:
Basic	$(1.08)	$(2.24)	$(0.22)	$0.08	$0.38
(Loss) earnings per share:
Diluted	$(1.08)	$(2.24)	$(0.22)	$0.08	$0.38

Item 6 Selected Financial Data, continued

Selected Consolidated Financial Ratios	At or For the Year Ended December 31,
and Other Data:	2010	2009	2008	2007	2006
Performance Ratios:
Return (loss) on assets (ratio of net income to average total assets)	(1.58)%	(3.01)%	(0.29)%	0.12%	0.66%
Return (loss) on equity (ratio of net income to average equity)	(25.85)%	(38.40)%	(3.22)%	1.22%	5.48%
Dividend Payout ratio	-%	(0.9)%	(213.6)%	712.5%	110.53%
Interest rate spread information:
Interest rate spread(1)	2.66%	2.14%	2.21%	2.23%	2.55%
Net interest margin(2)	2.79%	2.37%	2.53%	2.67%	2.99%
Ratio of operating expense to average total assets	2.77%	2.49%	2.61%	2.85%	2.78%
Efficiency ratio(3)	77.97%	93.65%	76.99%	86.94%	73.08%
Ratio of average interest-earning assets to average interest-bearing liabilities	105.58%	107.92%	109.06%	110.96%	113.01%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	4.60%	4.44%	2.90%	1.03%	0.40%
Allowance for loan losses to non performing loans	47.44%	39.29%	41.50%	82.69%	154.21%
Allowance for loan losses to total Loans	2.37%	2.22%	1.43%	0.92%	0.73%
Net charge-offs to average outstanding loans	3.47%	3.11%	1.35%	0.13%	0.06%
Non-performing loans to total Loans	4.99%	5.64%	3.43%	1.11%	0.48%

Capital Ratios:
Total capital to risk-weighted assets	10.1%	11.4%	11.6%	12.1%	13.8%
Tier 1 capital to risk-weighted assets	8.8%	10.2%	10.8%	11.2%	13.1%
Tier 1 capital to adjusted assets	5.5%	6.1%	7.5%	7.7%	9.3%
Average equity to average assets	6.1%	7.8%	9.0%	10.2%	12.0%

Other Data:
Number of full-service offices	11	11	12	13	13
Number of loans	10,257	11,094	14,126	14,101	14,679
Number of deposit accounts	39,774	39,282	46,148	48,334	49,896

(1)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	Net interest margin represents net interest income divided by average interest earning assets.

(3)	Efficiency ratio represents non-interest expense as a percentage of net interest income plus non-interest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Bank’s principal business consists of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including real estate and other consumer assets. The Bank is significantly affected by prevailing economic conditions, particularly interest rates, as well as government policies and regulations concerning among other things, monetary and fiscal affairs, housing and financial institutions.  Attracting and maintaining deposits is influenced by a number of factors, including interest rates paid on competing investments offered by other financial and non-financial institutions, account maturities, fee structures, and level of personal income and savings.  Lending activities are affected by the demand for funds and thus are influenced by interest rates, the number and quality of lenders and regional economic growth. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, maturities of securities and income provided from operations.

Earnings are primarily dependent upon net interest income, which is the difference between interest income and interest expense and the provision for loan losses.  Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments.  Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings.  Provision for loan losses results from actual incurred losses when loans are charged-off and the collateral is insufficient to recover unpaid amounts, as well as an allowance for estimated future losses from uncollected loans. Earnings are also affected by the Bank’s   service charges, gains and losses from sales of loans and securities, commission income, interchange fees, other income, non-interest expenses and income taxes.  Non-interest expenses consist of compensation and benefit expenses, occupancy and equipment costs, data processing costs, FDIC insurance premiums, outside professional services, interchange fees, advertising expenses, telephone expense, and other expenses.  Earnings may also be negatively impacted by the entry of the Company and the Bank into Supervisory Agreements with the Office of Thrift Supervision.  Please see “Supervision and Regulation – Regulatory Agreements with the Office of Thrift Supervision” and “Risk Factors” for more information.

Critical Accounting Policies

 Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations.  Management believes that its critical accounting policies include determining the allowance for loan losses, determining other-than-temporary impairment of securities, the valuation of goodwill and accounting for deferred income taxes.   Accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

Allowance for Loan Losses

           An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the weak United States economy in general, it is increasingly likely that impairment reserves on non-performing collateral dependent loans, particularly one- to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one- to four-family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas.  Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of loan and specific allowances for identified problem loans.  The allowance also incorporates the results of measuring impaired loans.

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-offs experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and continued to increase during 2009 and 2010.  The increase reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  No specific allowance is recorded unless fair value is less than carrying value.  Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures.

The allowance for loan losses was $13.3 million at December 31, 2010, and $13.8 million at December 31, 2009.   The allowance for loan losses as a percentage of total loans was 2.37% at December 31, 2010, and 2.22% as of December 31, 2009.  The provision for loan losses for each quarter of 2010 and 2009, and the total for the respective years is as follows:

	2010	2009
	(In Millions)
First quarter	$3.7	$5.8
Second quarter	7.5	6.2
Third quarter	3.1	6.6
Fourth quarter	6.9	6.3
Total	$21.2	$24.9

This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods.  Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance for loan losses allocated to individually evaluated loan relationships was $3.2 million at December 31, 2010 and $5.4 million at December 31, 2009, a decrease of $2.4 million.  This decrease primarily reflected the charge-off of one large central Florida commercial real estate loan.  Given the rapidly changing and uncertain real estate market coupled with changes in borrowers’ financial condition, weakening of collateral values, and the overall economic conditions, management anticipates there will continue to be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

Fair Value of Securities Available for Sale

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company recorded an OTTI charge of $423,000 for the year ended December 31, 2010.

 Valuation of Goodwill

 Goodwill is tested at least annually for impairment, more frequently if events or circumstances indicate impairment may exist.  The recessionary economic conditions significantly affected the banking industry in general, and have had an adverse impact on our financial results.  Financial results for 2009 were negatively impacted by an increase in credit losses in the Bank’s loan portfolio, a lower net interest margin due to increased balances of non-performing loans, recognition of other-than-temporary-impairment (OTTI) on certain of the Company’s available-for-sale securities and higher loan collection expenses.  The Company’s stock price had continued to trade at a price below book value since the fourth quarter of 2008.  Accordingly, an assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet at December 31, 2009.  This non-cash charge had no impact on liquidity, regulatory capital or its well-capitalized status.

Deferred Income Taxes

 After converting to a federally chartered savings bank, Atlantic Coast Bank became a taxable organization.  Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryforwards.  The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carryforwards.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization.  Atlantic Coast Financial Corporation records income tax expense based upon management’s interpretation of the applicable tax regulations.  Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance in 2009, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of December 31, 2010, the Company had a valuation allowance of $21.0 million, or 100% of the net deferred tax asset.

Business Strategy

Overview. Our primary objective is to remain an independent, community-oriented financial institution, serving customers in our primary market areas while providing stockholders a solid long-term return on capital. To accomplish this objective management is implementing strategies designed to return the Company to profitability consistent with safety and soundness considerations. These strategies are focused on credit management and reducing the cost of non-performing assets, increasing revenues from mortgage banking and small business lending activities that maximize profits but with lower capital requirements, increasing core deposits to improve our cost of funds and to reduce our cost structure.  The following are the key elements of our new business strategy:

Continuing our proactive approach to reducing non-performing assets by aggressive resolution and disposition initiatives. As a result of the decline in our local economy beginning in 2008, the Bank experienced a substantial increase in our non-performing assets. At December 31, 2010, our non-performing assets were $38.1 million as compared to $9.6 million at December 31, 2007. Management has instituted a proactive strategy to aggressively reduce non-performing assets through accelerated charge-offs, loan work out programs, enhanced collection practices, the use of distressed asset sales and improved risk management.

•
An aggressive charge-off policy.  Beginning in 2009, management began to implement an aggressive charge-off strategy for one- to four-family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became non-accruing.

•
Loan work out programs.  We remain committed to working with responsible borrowers to renegotiate residential loan terms. The Bank had $26.8 million in troubled debt restructurings at December 31, 2010, compared to $8.6 million at December 31, 2008. Only $400,000 of our troubled debt restructurings at December 31, 2010 was non-performing in accordance with their revised terms. Troubled debt restructurings avoid the expense of foreclosure proceedings and holding and disposition expenses of selling foreclosed property, and provide us increased interest income.

•
Enhanced collection practices.  In 2009, due to the elevated delinquency of our one- to four-family residential mortgage loans and the increasing complexity of working out these types of loans, management engaged the services of a national third party servicer for certain loans. One- to four-family residential mortgage loans, and any associated home equity loan that becomes 60 days past due, are assigned to the third party servicer for collection.  The Bank also assigns other one- to four-family residential mortgage loans to the third party servicer irrespective of delinquency status if it is determined the loan may have higher than normal collection risk. At December 31, 2010, the outstanding balance of loans assigned to the third party servicer was $83.0 million.

•
Non-performing asset sales.  In order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank has sold certain non-performing loans through national loan sales of distressed assets, which may mitigate future losses. From 2008 to December 31, 2010, the Bank sold $10.2 million of loans through distressed asset sales resulting in a loss on such sales of $4.1 million. The Bank anticipates continued distressed asset sales in the future to dispose of non-performing assets when management believes it will result in the least overall loss to the Company. The Bank also has accepted short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us.

•
Credit risk management.  The Bank is also enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of our board of directors was established to evaluate and monitor system, market and credit risk.

Increasing revenue by expanding our mortgage banking operations and an increased emphasis on commercial lending to small businesses.  Historically, Atlantic Coast Bank has emphasized the origination of one- to four-family residential mortgage loans in northeastern Florida and southeastern Georgia. At December 31, 2010, our one- to four-family residential loan portfolio was $256.7 million, or 46.2%, of our loan portfolio.  During late 2008, the Bank began to originate mortgage loans for sale in the secondary market on a limited scale. As a result of our internal evaluation, management intends to shift our business model to emphasize mortgage banking operations and the sale of originated mortgage loans.

•
Mortgage banking strategy.  The Bank intends to regularly sell fixed and adjustable rate, conforming residential loans originated, including the related servicing, to generate increased fee income. Management believes legislative changes in the near term create an opportunity to expand this business by hiring local mortgage bankers and leveraging their already existing origination platforms.  We began implementing this strategy in late 2010 by organizing a management team and revising operations to accommodate the expected growth. We now have loan production offices in the states of New York, Pennsylvania and New Jersey and are considering other expansion and delivery opportunities for 2011.  In the latter part of 2009, the Bank also began a program for warehouse lending where we finance mortgages originated by third parties and hold a lien position for a short duration (usually less than 16 days) while earning interest until a sale is completed to an investor. Management expects to expand this aspect of mortgage banking in the future.

•
Commercial lending strategy.  Management also plans to increase commercial business lending and owner-occupied commercial real estate lending with an emphasis on small businesses, subject to regulatory capital requirements. The Bank intends to participate in government programs relating to commercial business loans such as the U.S. Small Business Administration and the U.S. Department of Agriculture.  The Bank began to implement this strategy in September 2010, by hiring an executive to lead the small business lending along with an experienced U.S. Small Business Administration lending team. Our focus on owner-occupied commercial real estate loans will be to professional service businesses.  The Bank intends to target principal balances of up to $1.5 million in our commercial business and owner-occupied commercial real estate lending, while not originating or purchasing higher risk loans such as commercial real estate development projects, multi-family loans and land acquisition and development loans.

Growing our core deposit base. The Bank remains committed to generating lower-cost and more stable core deposits.  The Bank attracts and retains transaction accounts by offering competitive products and rates, excellent customer service and a comprehensive marketing program.  The Bank continues to emphasize offering core deposits to individuals, businesses and municipalities located in our market area.  Our core deposits (consisting of demand, savings and money market accounts) increased $14.5 million to $289.4 million at December 31, 2010 from $275.0 million at December 31, 2009. At December 31, 2010, core deposits comprised 54.8% of our total deposits, compared to 49.5% of our total deposits at December 31, 2009. Core deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services.

Expansion through acquisition opportunities. We believe acquisition opportunities will exist inside our current market area for the next several years, including FDIC assisted transactions, which may afford us the opportunity to add complementary products to our existing business or to expand our market reach geographically.  Any expansion through acquisition will follow the Company’s return to profitability and will likely require the Company to raise capital to support the growth. There are currently no understandings or agreements for any specific merger or acquisition. It is anticipated that our entering into a supervisory agreement with the Office of Thrift Supervision will limit our ability to execute acquisitions in the near term.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

General. In order to maintain its well capitalized status, the Company strategically reduced total assets, primarily during the fourth quarter of 2010.  Total assets decreased $78.2 million to $827.4 million at December 31, 2010 as compared to $905.6 million at December 31, 2009.  Specifically the Bank decreased net loans by $64.6 million, investments in available-for-sale securities by $28.8 million and cash and cash equivalents by $28.6 million.  These reductions were partially offset by an increase in loans held for sale of $40.3 million.  Core deposits (consisting of demand, savings and money market accounts) grew by a combined $14.5 million, while time deposits decreased by $41.4 million and Federal Home Loan Bank advances decreased by $32.7 million.

Following is a summarized comparative balance sheet as of December 31, 2010 and December 31, 2009:

			Increase (decrease)
	2010	2009	Dollars	Percentage
		(Dollars in Thousands)
ASSETS
Cash and cash equivalents	8,550	37,144	(28,594)	-77.0%
Securities available for sale	149,090	177,938	(28,848)	-16.2%
Loans held for sale	49,318	8,990	40,328	448.6%
Loans	563,096	628,181	(65,085)	-10.4%
Allowance for loan losses	(13,344)	(13,810)	466	-3.4%
Loans, net	549,752	614,371	(64,619)	-10.5%
Other assets	70,732	67,118	3,614	5.4%

Total assets	$827,442	$905,561	(78,119)	-8.6%

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$35,941	$34,988	953	2.7%
Interest-bearing demand	71,710	79,192	(7,482)	-9.4%
Savings and money market	181,788	160,784	21,004	13.1%
Time	239,058	280,480	(41,422)	-14.8%
Total deposits	528,497	555,444	(26,947)	-4.9%
Securities sold under agreement to repurchase	92,800	92,800	-	0.0%
Federal Home Loan Bank advances	150,000	182,694	(32,694)	-17.9%
Other borrowings	5,000	12,200	(7,200)	-59.0%
Accrued expenses and other liabilities	6,354	5,882	472	8.0%
Total liabilities	782,651	849,020	(66,369)	-7.8%

Total stockholders' equity	44,791	56,541	(11,750)	-20.8%

Total liabilities and stockholders' equity	$827,442	$905,561	(78,119)	-8.6%

Cash and cash equivalents. Cash and cash equivalents are comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions.  Throughout the course of 2010 cash and cash equivalents were lower as compared to previous years due to the decline in total deposits, primarily time deposits. As opportunities became available excess cash was invested in short-term cash management accounts at other banks until more permanent and higher yielding assets were identified. Management expects the balances in cash and cash equivalents will continue to fluctuate as other interest earning assets mature, but generally be held at balances necessary to meet liquidity requirements while excess amounts are deployed to higher yielding assets.  The Company believes it has sufficient contingent liquidity sources to meet liquidity demands.

Securities available for sale. Securities available for sale is comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities.  The investment portfolio decreased approximately $28.8 million to $149.1 million at December 31, 2010, net of purchases, sales and maturities, as these proceeds were primarily re-invested in loans held for sale.  In order to reduce the risk of additional other-than-temporary impairment charges, the Company sold six securities totaling $3.4 million at a loss of $1.3 million during 2010.  Expense for other-than-temporary impairment (OTTI) of $423,000 was recorded in non-interest income, primarily on three private label mortgage-backed securities for the year ended December 31, 2010.  The table below shows the cost basis, fair value, number of securities and OTTI recorded for all collateralized mortgage obligations (CMOs):

		At December 31, 2010
		(Dollars in Thousands)
	Amortized	Fair	Number of
	Cost	Value	Securities	OTTI
Collateralized mortgage obligations - other with OTTI	$1,025	$977	2	$1,498
Collateralized mortgage obligations - other with no OTTI	5,512	5,757	6	-
Collateralized mortgage obligations - other - Total	$6,537	$6,734	8	$1,498

The primary causes for the OTTI were high credit default rates and high loss severity experienced on certain mezzanine (support) bonds.

At December 31, 2010, approximately $141.5 million, or 95% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

Approximately $120.4 million of the Company’s available-for-sale securities are collateral for structured transactions entered into during 2006 and 2007 under agreements to repurchase (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Securitites sold under agreements to repurchase).”  These transactions were entered into by the Company to take advantage of favorable interest rate spreads and to reduce overall exposure to interest rate risk at that time.  As a result of the unprecedented decline in interest rates, as well as illiquidity in the mortgage-backed securities market, coupled with the overall decline in the Bank’s credit quality, the Bank has been subject to margin and fair value calls from the third party counterparties to the repurchase agreements which has necessitated the Bank to post additional collateral to cover the outstanding securities sold under agreements to repurchase.  Additionally, given the collateral requirements of these transactions, the current interest rate environment and the illiquidity in the marketplace, the liquidity of the available for sale securities portfolio is currently limited.  Management will continue to evaluate its options as the economic environment improves and liquidity returns to the marketplace.

Loans held for sale. Loans held for sale are comprised entirely of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators.  As of December 31, 2010, the weighted average number of days outstanding of real estate mortgages held for sale was 19 days.

During the year ended December 31, 2010 the Company originated a total of $442.2 million of loans held for sale, comprised of approximately $80.4 million of loans originated internally, and approximately $361.8 million of loans purchased from third parties. Approximately $402.8 million of the loans were sold, resulting in a gain of $981,000 and interest earned of $1.1 million on outstanding balances was recorded in interest income.  The Company intends to continue to focus on opportunities to grow this line of business in the near future due to its favorable margins and efficient capital usage.

Loans. Below is a comparative composition of net loans as of December 31, 2010 and December 31, 2009, excluding real estate mortgages held for sale:

					Increase (decrease)
	December 31,	% of total	December 31,	% of total
	2010	loans	2009	loans	Dollars	Percentage
		(Dollars in Thousands)
Real estate loans:
One-to-four family	$256,729	46.2%	$306,968	49.3%	$(50,239)	-16.4%
Commercial	72,048	13.0%	77,403	12.4%	(5,355)	-6.9%
Other (land and multi-family)	29,868	5.4%	37,591	6.0%	(7,723)	-20.5%
Total real estate loans	358,645	64.5%	421,962	67.7%	(63,317)	-15.0%

Real estate construction loans:
One-to-four family	7,589	1.4%	4,189	0.7%	3,400	81.2%
Commercial	5,825	1.0%	8,022	1.3%	(2,197)	-27.4%
Acquisition and development	1,652	0.3%	3,148	0.5%	(1,496)	-47.5%
Total real estate construction loans	15,066	2.7%	15,359	2.5%	(293)	-1.9%

Other loans:
Home equity	85,082	15.3%	93,929	15.1%	(8,847)	-9.4%
Consumer	75,745	13.6%	73,870	11.9%	1,875	2.5%
Commercial	21,268	3.8%	17,848	2.9%	3,420	19.2%
Total other loans	182,095	32.8%	185,647	29.8%	(3,552)	-1.9%

Total loans	555,806	100%	622,968	100%	(67,162)	-10.8%

Allowance for loan losses	(13,344)		(13,810)		466	-3.4%
Net deferred loan costs	7,407		5,122		2,285	44.6%
Premiums (discounts) on purchased loans	(117)		91		(208)	-228.6%

Loans, net	$549,752		$614,371		$(64,619)	-10.5%

Gross portfolio loans declined approximately 10.8% to $555.8 million at December 31, 2010 as compared to $623.0 million at December 31, 2009, due to the sale of $19.6 million of performing loans, the sale of $6.3 million of non-performing loans and increased payoffs of one- to four-family residential loans due to historically low interest rates.  The sale of portfolio loans was undertaken as a part of the Bank’s capital preservation strategy. Total portfolio loan originations increased $25.0 million to $63.1 million for the year ended December 31, 2010 from $38.1 million for the year ended December 31, 2009.

Until critical economic factors such as unemployment and residential real estate values stabilize, management believes portfolio loan balances will continue to decline. For a discussion regarding the effects of the decline in property values on the Bank’s one- to four-family residential loan portfolio, see “Lending Activities – One- to four-family real estate portfolio lending”.  However, due to a favorable interest rate environment, production of one- to four-family loans held for sale in the secondary market is expected to continue its moderate pace.  The strategy of selling the majority of originated loans in the secondary market also compliments the Bank’s desire to reduce portfolio loan balances in order to maximize capital efficiently.

The composition of the Bank’s loan portfolio is heavily weighted toward one- to four-family residential loans.  As of December 31, 2010, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $349.4 million, or 62.8% of total gross loans.  Approximately $47.4 million, or 57.8% of loans recorded as home equity loans are in a first lien position.  Accordingly, $311.7 million, or 89.2% of loans collateralized by one- to four-family residential loans were in a first lien position as of December 31, 2010.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
1-4 Family First Mortgages	$168,871	$50,711	$37,147	$256,729
1-4 Family Second Mortgages	42,257	41,086	1,571	84,914
1-4 Family Construction Loans	6,990	767	-	7,757
	$218,118	$92,564	$38,718	$349,400

Allowance for Loan Losses. The allowance for loan losses as of December 31, 2010 and 2009 was $13.3 million, or 2.37% and $13.8 million, or 2.22% of total loans outstanding, respectively.

The allowance for loan losses activity for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
	(Dollars inThousands)

Balance at beginning of period	$13,810	$10,598
Charge-offs:
Real Estate Loans
One-to four-family	10,235	8,350
Commercial	1,314	3,822
Other (Land & Multi-family)	2,735	3,605
Real Estate Construction Loans
Construction One-to four family	-	50
Construction Commercial	3,342	-
Acquistion & Development	-	-
Other Loans
Home equity	2,800	4,715
Consumer	1,773	1,408
Commercial	698	590
Total charge-offs	22,897	22,540
Recoveries:
Real Estate Loans
One-to four-family	687	252
Commercial	3	-
Other (Land & Multi-family)	124	18
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	102	240
Consumer	276	351
Commercial	9	18
Total recoveries	1,201	879

Net charge-offs	21,696	21,661
Provision for loan losses	21,230	24,873
Balance at end of period	$13,344	$13,810

Net charge-offs to average loans during this period	3.47%	3.11%
Net charge-offs to average non-performing loans during this period	68.58%	60.61%
Allowance for loan losses tonon-performing loans	47.44%	39.29%
Allowance as % of total loans (end of period)	2.37%	2.22%

During the year ended December 31, 2010, loan charge-offs included approximately $5.4 million of partial charge-offs of one- to four-family residential loans identified as non-performing, and $2.7 million related to the sale of $6.3 million of non-performing one- to four-family residential loans. Charge-offs also included $3.3 million on one commercial construction real estate loan for which a specific allowance had previously been established. Due to the decline in real estate values over the past two years, management believes it is appropriate and prudent to reduce the carrying balance of non-performing one- to four-family residential loans by the expected loss amount which is both probable and reasonable to estimate rather than providing a general allowance.

The decrease in the provision for loan losses of $3.6 million in 2010 as compared to 2009 was primarily due to a $2.0 million general reserve established in 2009 for manufactured housing loans held in portfolio, previously supported by a cash deposit maintained with the Company by the originator of the loans that was settled in 2009.

 Non-Performing Assets. The following table shows non-performing assets and troubled debt restructurings as of December 31, 2010 and 2009.  Non-performing assets include non-accruing loans and foreclosed assets.

	December	December
Non-performing assets:	2010	2009
	(Dollars in Thousands)
Real Estate
One-to-four-family	$10,184	$12,343
Commercial	7,228	3,895
Other (Land & Multi-family)	3,748	9,638

Construction - One-to-four-family	-	-
Construction - Commercial	1,682	4,988
Construction - Acquisition & Development	-	404

Other Loans
Home Equity	2,403	2,973
Consumer	679	909
Commercial	2,201	-

Total non-performing loans	28,125	35,150
Foreclosed assets	9,940	5,028
Total non-performing assets	$38,065	$40,178

Total troubled debt restructurings (TDR)	$26,687	$22,660

Total impaired loans (including TDR)	$47,296	$44,392

Non-performing loans to total loans	4.99%	5.64%
Non-performing loans to total assets	3.40%	3.85%
Non-performing assets to total assets	4.60%	4.44%

Non-performing loans were $28.1 million, or 4.99% of total loans, and $35.2 million, or 5.64% of total loans, at December 31, 2010, and December 31, 2009, respectively.  The decrease in non-performing loans was primarily due to the sale of $6.3 million of non-performing residential loans and a $3.3 million charge-off of a non-performing commercial construction real estate loan.  Total impaired loans increased $4.1 million to $47.3 million at December 31, 2010 from $44.4 million at December 31, 2009.  As of December 31, 2010, total non-performing one- to four-family residential loans of $10.2 million included $8.8 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral.  Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. The total allowance allocated for impaired loans decreased to $3.0 million at December 31, 2010 from $5.4 million at December 31, 2009.  As of December 31, 2010, and December 31, 2009, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of December 31, 2010, and December 31, 2009.  Troubled debt restructured loans were $26.8 million as of December 31, 2010, as compared to $22.7 million at December 31, 2009.  These loans were primarily comprised of residential mortgage loans collateralized by real estate and were evaluated for impairment as required under GAAP.

The increase in non-performing commercial real estate and commercial loans was primarily due to a $7.4 million loan relationship with a manufacturer of commercial cabinet systems consisting of loans secured by the company’s facilities and a line of credit secured by inventory and accounts receivable. The borrower declared bankruptcy in December 2010 and is currently operating under a court ordered plan requiring monthly adequate protection payments to the Bank.

The $5.9 million decrease in non-performing other real estate loans was primarily the result of the transfer of seven lending relationships into other real estate owned during 2010.  The loans included a $1.8 million 188 unit condominium project adjacent to Walt Disney World near Orlando, Florida. The remaining loans were primarily parcels of land originally intended for single family residential housing in northeast Florida.

A comparison of the allowance for loan losses on loans to non-performing loans as of December 31, 2010 is summarized as follows:

	Non-Performing Loans	Amount of General and Specific Loan Loss Allowance	% of Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$10,184	$5,860	57.54%
Commercial	7,228	2,443	33.80%
Other (land & multi-family)	3,748	1,019	27.19%

Real Estate Construction
Construction One-to four family	-	18	-
Construction Commercial	1,682	37	2.20%
Acquistion & Development	-	-	-

Other Loans
Home Equity	2,403	1,663	69.21%
Consumer	679	1,922	283.06%
Commercial	2,201	382	17.36%
Totals	$28,125	$13,344	47.45%

A comparison of the allowance for loan losses on loans to non-performing loans as of December 31, 2009 is summarized as follows:

	Non- Performing Loans	Amount of General and Specific Loan Loss Allowance	% of Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$12,343	$3,446	27.92%
Commercial	3,895	575	14.76%
Other (land & multi-family)	9,638	1,305	13.54%

Real Estate Construction
Construction One-to four family	-	47	-
Construction Commercial	4,988	3,322	66.60%
Acquistion & Development	404	110	27.23%

Other Loans
Home Equity	2,973	2,240	75.34%
Consumer	909	2,447	269.20%
Commercial	-	318	-
Totals	$35,150	$13,810	39.29%

 The allowance for loan losses allocated for one-to four-family residential loans as of December 31, 2010 included a provision of $2.1 million as a result of its review of the effect of the slowdown in the foreclosure process in Florida and the estimated impact on collateral valuations in the one-to –four family residential portfolio.  At December 31, 2010, the Bank had no loans delinquent 90 days or more that were accruing interest.  At December 31, 2010 and 2009, loans 90 days or more past due and non-accrual loans as a percentage of total loans were 4.99% and 5.64% of total assets, respectively.  For the year ended December 31, 2010, contractual gross interest income of $1.1 million would have been recorded on non-performing loans if those loans had been current.  Interest in the amount of $657,000 was included in income during 2010 on such loans.

Impaired Loans. The following table shows impaired loans split between performing and non-performing and the associated specific reserve as of December 31:

	2010		2009
	Balance	Specific Reserve	Balance	Specific Reserve
Accruing	$5,550	$338	$5,711	$377
Non-accruing	15,059	2,659	16,021	4,830
TDR-Non-accruing commercial	-	-	1,258	110
TDR-Non-accruing residential	392	-	1,464	-
TDR-accruing commercial	8,620	210	2,955	81
TDR-accruing residential	17,675	-	16,983	-
	$47,296	$3,207	$44,392	$5,398

Impaired loans include large non-homogenous loans where it is probable that the Bank will not receive all principal and interest when contractually due and troubled debt restructurings (TDR) with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties.

Impaired loans that were also non-performing decreased as described above, declining as a percentage of total non-performing loans to 29.3% at December 31, 2010, as compared to 42.2% at year end 2009.  The decreased specific reserve for non-performing impaired loans was primarily the result of the charge-off of one large commercial loan in central Florida.

TDRs increased $4.0 million at year end 2010, as compared to the year end 2009 due to the Bank’s proactive approach to modifying one- to four-family mortgages when a borrower’s financial circumstances prevented them from performing under the original terms of the loan. At December 31, 2010, approximately $18.1 million or 68% of the TDR’s were one- to four-family or consumer loans of which approximately $400,000 was not performing according to the restructured terms.

Deferred Income Taxes. As of both December 31, 2010 and 2009, the Bank concluded that, while improved operating results are expected as the economy begins to improve and our non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of our deferred tax asset could not be supported. Consequently, management recorded a valuation allowance of $21.7 million for the full amount of the net federal and state deferred tax assets as of December 31, 2010.  Until such time as the determination is made it is more likely than not that the Company is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that we record taxable income or determine that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposit account balances were $528.5 million at December 31, 2010, a decrease of $26.9 million from $555.4 million at December 31, 2009.  Time deposits decreased $41.4 million but core deposits increased $14.5 million as consumers demonstrated a preference for shorter duration, more liquid deposit products rather than re-investing in time deposits due to the low interest rate environment.  The increase in core deposits occurred as depositors increased their non-interest bearing demand accounts $1.0 million and also increased their interest bearing demand accounts $13.5 million.  As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market however and therefore cause the Bank to promote time deposit growth in order to meet liquidity needs.  Under Atlantic Coast Bank’s Supervisory Agreement with the Office of Thrift Supervision dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval.  Per the terms of the agreement the Bank must have no more than $52.5 million of brokered deposits outstanding as of June 30, 2011.  At December 31, 2010 the Bank had brokered deposits of $51.8 million.  The Company’s management does not believe the restriction has a significant effect on the Company’s liquidity.  For additional information on the Supervisory Agreement between Atlantic Coast Federal Corporation and Atlantic Coast Bank with the Office of Thrift Supervision see “Business – How We Are Regulated – Supervisory Agreement”.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction (see Securities Available for Sale) with a carrying amount of $120.4 million at December 31, 2010, with maturities beginning in January 2014. Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations. At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of December 31, 2010 and 2009.

Information concerning securities sold under agreements to repurchase as of December 31, 2010 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.03%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.04%

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative source of funds, the Company may continue to use repurchase agreements in the future to fund growth; however there are no plans to be active in the market in the near term.

Federal Home Loan Bank advances. FHLB advances of $150.0 million had a weighted-average maturity of 61 months and a weighted-average rate of 3.81% at December 31, 2010.   The $32.7 million decrease in FHLB borrowings at December 31, 2010 as compared to December 31, 2009 was due to repayments of $154.5 million offset by additional borrowings of $121.8 million. The Company expects to continue to utilize FHLB advances to manage both short- and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds.

Other borrowings. Other borrowings were $5.0 million at December 31, 2010.   The Company borrowed $5.0 million, at market rate, from another financial institution in June 2010 which was secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC.  Terms of the note were as follows:  8.5% through June 15, 2015, subsequently a rate per annum equal to the greater of 8.5% or the sum of the U.S. Treasury Securities Rate plus 400 basis points, payable in twelve quarterly installments of $250,000 plus interest, commencing on June 15, 2015, final due date June 30, 2018. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company contributed $2.9 million to Atlantic Coast Bank as additional capital and used the remaining proceeds to pay off the remaining balance of $2.1 million of other borrowings.

Upon completion of the second step conversion on February 3, 2011, the Company paid off the $5.0 million borrowing from the offering proceeds.

Stockholders’ Equity

Stockholders’ equity decreased by approximately $11.7 million to $44.8 million at December 31, 2010 from $56.5 million at year-end 2009, due to the net loss of $14.2 million for the year ended December 31, 2010 which was partially offset by the $1.8 million increase in other comprehensive income.   Other comprehensive income for the year ended December 31, 2010 increased by $1.8 million due to higher market values on available-for-sale securities.

Going forward, management expects changes in interest rates and market liquidity to continue to cause swings in unrealized gains and losses from available-for-sale securities.

During 2009 and 2010, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

The Company’s equity to asset ratio decreased to 5.41% at December 31, 2010, from 6.24% at December 31, 2009. The decrease was due to the net loss of $14.2 million for the year ended December 31, 2010 partially offset by the increase in other comprehensive income. Despite this decrease, Atlantic Coast Bank continued to exceed all minimum regulatory capital requirements, and is considered “well-capitalized” under OTS regulations.  Total risk-based capital to risk-weighted assets was 10.1%, Tier 1 capital to risk-weighted assets was 8.8%, and Tier 1 capital to adjusted total assets was 5.5% at December 31, 2010. These ratios as of December 31, 2009 were 11.4%, 10.2% and 6.1%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009.

General. The Company’s net loss for the year ended December 31, 2010, was $14.2 million, as compared to a net loss of $29.3 million for the year ended December 31, 2009. The decreased net loss was primarily due to the improvement in our net interest margin which resulted in a $1.9 million increase in net interest income, a $3.6 million decrease in our provision for loan losses, a decrease in other-than-temporary impairment (OTTI) expense for investment securities of $4.0 million. In addition, the results of operations in 2010 were not affected by one time charges in 2009 consisting of the establishment of a 100% valuation allowance for federal deferred tax assets, and the loss from impairment of goodwill which collectively decreased our net loss in 2010 as compared to 2009 by approximately $15.1 million.  Net interest income increased 8.6%, or $1.9 million in the year ended December 31, 2010 to $23.7 million, as compared to 2009, as the decrease in rates paid on interest-bearing liabilities more than exceeded the reduced interest income on interest-earning assets.  The provision for loan losses was $21.2 million in 2010, a decrease of 14.6% from $24.9 million in 2009.   Non-interest income for the year ended December 31, 2010 increased by 98.2% to $8.3 million, as compared to $4.2 million in 2009, due primarily to lower other-than-temporary impairment charges on available-for-sale securities.  Non-interest expense increased 2.4% to $24.9 million in 2010 from $24.3 million for the year ended December 31, 2009.  Income tax expense decreased due to a one time non-cash charge in 2009 to establish a 100% valuation allowance for the Company's deferred tax asset.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the year ended December 31,
	(Dollars in Thousands)
	2010			2009
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$625,947	$37,419	5.98%	$700,359	$40,726	5.82%
Securites(2)	191,911	7,260	3.78%	171,205	7,849	4.58%
Other interest-earning assets(3)	28,835	176	0.61%	48,106	143	0.30%

Total interest-earning assets	846,694	44,855	5.30%	919,670	48,718	5.30%
Non-interest-earning assets	51,412			55,473
Total assets	$898,106			$975,143

INTEREST-BEARING LIABILITIES
Savings deposits	$49,438	327	0.66%	$34,496	132	0.38%
Interest on interest-bearing demand	76,829	1,107	1.44%	75,513	1,434	1.90%
Money market accounts	123,447	1,356	1.10%	140,090	2,363	1.69%
Time deposits	283,240	7,214	2.55%	328,773	11,992	3.65%
Federal Home Loan Bank advances	172,500	6,198	3.59%	180,316	6,767	3.75%
Other borrowings	3,672	318	8.66%	191	10	5.24%
Securities sold under agreements to repurchase	92,800	4,672	5.03%	92,800	4,237	4.57%

Total interest-bearing liabilities	801,926	21,192	2.64%	852,179	26,935	3.16%
Non-interest-bearing liabilities	41,262			46,577
Total liabilities	843,188			898,756
Stockholders' equity	54,918			76,387
Total liabilities and stockholders' equity	$898,106			$975,143

Net interest income		$23,663			$21,783
Net interest spread			2.66%			2.14%
Net earning assets	$44,768			$67,491
Net interest margin(4)			2.79%			2.37%
Average interest-earning assets to average interest-bearing liabilities		105.58%			107.92%

(1) Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2) Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented  in the table.
(3) Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2010, as compared to 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	2010 vs. 2009
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(4,423)	$1,116	$(3,307)
Securites	881	(1,470)	(589)
Other interest-earning assets	(74)	107	33
Total interest-earning assets	(3,616)	(247)	(3,863)

INTEREST-BEARING LIABILITIES
Savings deposits	73	122	195
Interest bearing demand accounts	25	(351)	(326)
Money market accounts	(256)	(751)	(1,007)
Time deposits	(1,503)	(3,276)	(4,779)
Federal Home Loan Bank advances	(287)	(282)	(569)
Other borrowings	298	10	308
Securities sold under agreements to repurchase	-	435	435
Total interest-bearing liabilities	(1,650)	(4,093)	(5,743)

Net interest income	$(1,966)	$3,846	$1,880

Interest income. Interest income decreased to $44.9 million for the year ended December 31, 2010 from $48.7 million for the year ended December 31, 2009.  As shown in the table above the decrease in interest income for the year ended December 31, 2010, as compared to 2009, was primarily due to a decrease in average balances of interest-earning assets.  The decline of interest income earned on loans was due to payoffs on higher rate one- to four-family loans as borrowers refinanced at historically low rates. The decrease in average outstanding balances of one- to four-family real estate loans for the year ended December 31, 2010, as compared to 2009, accounted for the majority of the total $74.4 million decrease in average loan balances.

Interest income earned in 2010 from securities decreased by approximately $600,000 due to an 80 basis point decrease in average rates on new purchases of comparable securities, which was partially offset by higher average outstanding balances as a result of reinvesting liquidity from loan pay-offs securities.

Our interest income could continue to decrease in the near-term by continued low interest rates and limited loan growth.

Interest expense. Interest expense decreased to $21.2 million for the year ended December 31, 2010 from $26.9 million for the year ended December 31, 2009.  The decrease in interest expense for the year ended December 31, 2010, as compared to 2009, was primarily due to lower interest rates paid on average outstanding balances of deposit accounts and FHLB advances as well as the lower average balances of these interest-bearing liabilities which decreased by $50.3 million. During the year ended December 31, 2010, the Federal Reserve Board maintained the target rate for Federal Funds borrowings at 0.25%.  In general, this has led to rate decreases on interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified.  During 2010 the Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits.  The average cost on interest-bearing liabilities declined 52 basis points to 2.64% in 2010 from 3.16% in 2009.

Net interest income. Net interest income increased to $23.7 million for the year ended December 31, 2010 from $21.8 million for the year ended December 31, 2009, primarily due to the decrease in interest expense.  Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, increased 52 basis points to 2.66% for the year ended December 31, 2010 as compared to 2.14% for 2009.  For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets increased 42 basis points to 2.79% in 2010 from 2.37% for 2009.

Provision for loan losses.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations.  In addition, the Office of Thrift Supervision, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination.

Provision for loan losses of $21.2 million and $24.9 million were made during the years ended December 31, 2010 and 2009, respectively.  The decrease in provision for loan losses in 2010 as compared to 2009 was primarily due to a one time $2.0 million additional provision in 2009 resulting from a settlement agreement with an on-going third-party originator whereby the Company assumed responsibility for credit losses on a pool of loans as well as the $67.2 million decrease in the balance of portfolio loans.  For the years ended December 31, 2010 and 2009, net charge-offs were $21.7 million.

Non-interest income. The components of non-interest income for the years ended December 31, 2010 and 2009 were as follows:
			Increase(decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,935	$4,245	$(310)	-7.3%
Gain on sale of loans held for sale	981	708	273	38.6%
Loss on sale of loans	(24)	(1,317)	1,293	-98.2%
Gain on available for sale securities	1,654	383	1,271	331.9%
Other than temporary impairment loss:
Total impairment loss	(1,671)	(4,471)	2,800	-62.6%
Loss recognized in other comprehensive income	1,248	4	1,244	31100.0%
Net impairment loss recognized in earnings	(423)	(4,467)	4,044	-90.5%
Interchange fees	940	916	24	2.6%
Bank owned life insurance earnings	773	632	141	22.3%
Other	426	3,065	(2,639)	-86.1%
	$8,262	$4,165	$4,097	98.4%

Non-interest income for the year ended December 30, 2010, increased $4.1 million to $8.3 million from $4.2 million for 2009.  The increase in gain on sale of available-for-sale securities was primarily due to higher sales volume, as the Company strategically reduced total assets in order to maintain its well capitalized status. The Company recorded other-than-temporary impairment (OTTI) charges of $423,000 during 2010 as compared to $4.5 million during 2009, resulting in an improvement of approximately $4.0 million. (See also the Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Financial Condition at December 31, 2010 and 2009 – Securities Available for Sale). These charges represent credit losses from our investments in non-agency collateralized mortgage obligations, caused by defaults and losses on the underlying mortgages. As of December 31, 2010 the Bank held approximately $6.7 million of non-agency collateralized mortgages. Due to the weak ongoing economic conditions there is no assurance that additional losses may not be incurred in the future.  The $2.6 million decrease in other non-interest income was the result of two non-recurring items in 2009, a gain of approximately $700,000 on the sale of the Lake City branch on December 31, 2009 and approximately $2.0 million resulting from a settlement agreement with an on-going third-party originator whereby the Company assumed responsibility for credit losses on a pool of loans.

The decrease in loss on sale of loans for the year ended December 31, 2010 as compared to 2009, results from bulk sales of non-performing one- to four-family residential loans through a third party national sales advisor. This approach is occasionally used when management believes it will reduce ongoing collection costs and, ultimately, result in the least cost to the Bank.   The Bank incurred losses of $1.3 million on such sales in 2009.

 Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees. The amount of overdraft fees may be impacted in the future as a result of the recently issued guidelines on overdraft guidelines. These guidelines, which are scheduled for implementation July 1, 2011, place restrictions on frequency and amount of overdraft fees financial institutions are permitted to charge customers.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2010 and 2009 were as follows:

			Increase (decrease)
	2010	2009	Dollars	Percentage
		(Dollars in Thousands)

Compensation and benefits	$10,680	$10,381	$299	2.9%
Supplemental executive retirement plans	-	(2,684)	2,684	-100.0%
Occupancy and equipment	2,202	2,548	(346)	-13.6%
FDIC insurance premiums	1,629	1,839	(210)	-11.4%
Foreclosed assets, net	754	1,488	(734)	-49.3%
Data processing	1,381	1,030	351	34.1%
Outside professional services	1,620	1,913	(293)	-15.3%
Collection expense and repossessed asset losses	1,829	1,193	636	53.3%
Goodwill impairment	-	2,811	(2,811)	-
Other	4,796	3,781	1,015	26.8%

	$24,891	$24,300	$591	2.4%

Non-interest expense increased $600,000 to $24.9 million for the year ended December 31, 2010 from $24.3 million for the year ended December 31, 2009. Increased expenses associated with collection expense and repossessed asset losses along with higher data processing costs were partially offset by lower losses on sales of foreclosed assets and other non-interest expenses. For the year ended December 31, 2009, non-interest expense included two non-recurring transactions that nearly offset. During the third quarter of 2009, the Company wrote-off the entire amount of goodwill resulting in a loss of $2.8 million. In the fourth quarter of 2009, the Company revised supplemental executive retirement plans resulting in a reversal of $2.7 million of expense.

Management expects non-interest expenses will increase in 2011, primarily as a result of the expansion of new business initiatives.

Income tax expense. Income tax expense decreased to $0 for the year ended December 31, 2010, from a tax expense of $6.1 million for 2009.  The establishment of a 100% valuation allowance of approximately $16.2 million during 2009 resulted in a much higher tax expense than what may be expected based upon our pre-tax loss. The valuation allowance also caused significant distortion in the effective income tax rate on income before income taxes for the year ended December 31, 2010, which was 0%, compared to 26.3% for 2009.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008.

General. Our net loss for the year ended December 31, 2009, was $29.3 million, as compared to a net loss of $2.8 million for the year ended December 31, 2008. The increased net loss was primarily due to significant increases in our provision for loan losses, the establishment of a 100% valuation allowance for federal deferred tax assets, an other-than-temporary impairment (OTTI) expense for investment securities and a loss from impairment of goodwill which collectively increased our net loss in 2009 as compared to 2008 by approximately $26.0 million. The increases to provision for loan losses and the OTTI were directly correlated to the impact of the severe economic recession on our loan customers and the assets underlying our mortgage-backed security investments. The resulting impact of these expenses on net earnings led to the decision that goodwill was impaired and that our deferred tax assets may not be realized from future taxable income.

 Net interest income decreased 6.3%, or $1.5 million in the year ended December 31, 2009 to $21.8 million, as compared to 2008, as the benefits of a reduction in interest expense of $5.1 million was offset by a decrease in interest income of $6.5 million, as the slight decline in average interest-earning assets combined with the decrease in the interest yield on such assets exceeded the decrease in rates paid on higher average interest-bearing liabilities.  Based on the geographic concentration of the Company's loan portfolio in the northeast Florida market, the weakening of specific loan participations as described under “Non-Performing Assets”, continued industry-wide credit quality concerns and the rapidly changing and uncertain real estate market conditions, the provision for loan losses was $24.9 million, an increase of 78.3% from $13.9 million in 2008.   Non-interest income for the year ended December 31, 2009 decreased by 62.0% to $4.2 million, as compared to $10.9 million in 2008, due primarily to other-than-temporary impairment (OTTI) charges on available-for-sale securities, a loss on the sale of non-performing loans, and the receipt last year of certain life insurance proceeds, which were partially offset by a gain on a cash deposit settlement.  Non-interest expense decreased 7.7% to $24.3 million in 2009 from $26.3 million for the year ended December 31, 2008 due to general cost reduction measures during the year and non-recurring expenses associated with the death of an executive officer in 2008, which more than offset the impact of a non-cash goodwill write-off during the year.  Income tax expense increased due to a non-cash charge to establish a 100% valuation allowance for the Company's deferred tax asset.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the year ended December 31,
	(Dollars in Thousands)
	2009			2008
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$700,359	$40,726	5.82%	$730,245	$46,385	6.35%
Securites(2)	171,205	7,849	4.58%	147,855	7,866	5.32%
Other interest-earning assets(3)	48,106	143	0.30%	42,323	1,008	2.38%

Total interest-earning assets	919,670	48,718	5.30%	920,423	55,259	6.00%
Non-interest-earning assets	55,473			57,578
Total assets	$975,143			$978,001

INTEREST-BEARING LIABILITIES
Savings deposits	$34,496	132	0.38%	$35,132	132	0.38%
Interest on interest-bearing demand	75,513	1,434	1.90%	58,709	1,438	2.45%
Money market accounts	140,090	2,363	1.69%	132,313	4,036	3.05%
Time deposits	328,773	11,992	3.65%	336,982	15,048	4.47%
Federal Home Loan Bank advances	180,316	6,767	3.75%	191,055	7,575	3.96%
Other borrowings	191	10	5.24%	-	-	-
Securities sold under agreement to repurchase	92,800	4,237	4.57%	89,793	3,780	4.21%

Total interest-bearing liabilities	852,179	26,935	3.16%	843,984	32,009	3.79%
Non-interest-bearing liabilities	46,577			45,704
Total liabilities	898,756			889,688
Stockholders' equity	76,387			88,313
Total liabilities and stockholders' equity	$975,143			$978,001

Net interest income		$21,783			$23,250
Net interest spread			2.14%			2.21%
Net earning assets	$67,491			$76,439
Net interest margin(4)			2.37%			2.53%
Average interest-earning assets to average interest-bearing liabilities		107.92%			109.06%

(1) Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2) Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented  in the table.
(3) Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2009, as compared to 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	2009 vs. 2008
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,846)	$(3,813)	$(5,659)
Securites	1,151	(1,168)	(17)
Other interest-earning assets	121	(986)	(865)
Total interest-earning assets	(574)	(5,967)	(6,541)

INTEREST-BEARING LIABILITIES
Savings deposits	(2)	3	1
Interest bearing demand accounts	360	(364)	(4)
Money market accounts	225	(1,899)	(1,674)
Time deposits	(359)	(2,697)	(3,056)
Federal Home Loan Bank advances	(413)	(395)	(808)
Other borrowings	10	-	10
Securities sold under agreements to repurchase	129	328	457
Total interest-bearing liabilities	(50)	(5,024)	(5,074)

Net interest income	$(524)	$(943)	$(1,467)

Interest income. Interest income decreased to $48.7 million for the year ended December 31, 2009 from $55.3 million for the year ended December 31, 2008.  As shown in the table above the decrease in interest income for the year ended December 31, 2009, as compared to 2008, was primarily due to a decrease in rates earned on interest earning assets. This decrease was principally caused by an increase in non-performing loans and lower rates earned on average interest-earning assets. Average non-performing loans increased approximately $28.0 million for the year ended December 31, 2009, as compared to the same period in 2008 reducing interest income earned on loans by approximately $1.7 million. The remaining decline of interest income earned on loans was due to payoffs on higher rate one- to four-family loans as borrowers refinanced at historically low rates. The decrease in average outstanding balances of one- to four-family real estate loans for the year ended December 31, 2009, as compared to 2008, accounted for the majority of the total $29.9 million decrease in average loan balances.

As compared to the year ended December 31, 2008, interest earned in 2009 from securities increased as average outstanding balances grew with liquidity from loan pay-offs, however, it was offset by decreased rates as investments were principally in lower risk U.S. government sponsored agencies or mortgage-backed securities.

The decline in interest income from other interest-earning assets was due to lower yields on these assets, as short-term interest rates declined to historically low levels and the reduction of  $327,000 of  FHLB dividends as dividend were paid in only one of four quarters at reduced rates.

Interest expense. Interest expense decreased to $26.9 million for the year ended December 31, 2009 from $32.0 million for the year ended December 31, 2008.  The decrease in interest expense for the year ended December 31, 2009, as compared to 2008, was primarily due to lower interest rates paid on average outstanding balances of deposit accounts, FHLB advances and securities sold under agreements to repurchase, offset set by higher average balances of these interest-bearing liabilities. During the year ended December 31, 2009, the Federal Reserve Board maintained the target rate for Federal Funds borrowings at 0.25%.  In general, this has led to rate decreases on interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified.  During 2009 the Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits.  The cost on interest-bearing liabilities declined 63 basis points to 3.16% in 2009 from 3.79% in 2008.

Net interest income. Net interest income decreased to $21.8 million for the year ended December 31, 2009 from $23.3 million for the year ended December 31, 2008, as the decline in interest income exceeded the decline in interest expense.  Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, decreased 7 basis points to 2.14% for the year ended December 31, 2009 as compared to 2.21% for 2008.  For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets decreased 16 basis points to 2.37% in 2009 from 2.53% for 2008.

Provision for loan losses.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated.  While management uses available information to recognize losses on loans, future loan loss provisions may necessarily be based on changes in economic conditions and changes in borrower situations.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination.

Provision for loan losses of $24.9 million and $13.9 million were made during the years ended December 31, 2009 and 2008, respectively. The increase in the provision for loan losses was primarily due to increased charge-offs of residential and other consumer  loans reflecting the impact on consumers of the extended recession evidenced by higher unemployment, increase foreclosures and declines in the number and average sales price of residential real estate in our market areas.  For the year ended December 31, 2009 net charge-offs were $21.7 million, while for 2008, net charge-offs were $9.8 million of which the increase to residential and other consumer loans was approximately $7.1 million.  See also Item 7- “Management Discussion and Analysis – Allowance for Loan Loss”.

Non-interest income. The components of non-interest income for the years ended December 31, 2009 and 2008 were as follows:

			Increase(decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$4,245	$4,871	$(626)	-12.9%
Gain on sale of loans held for sale	708	118	590	500.0%
Loss on sale of loans	(1,317)	-	(1,317)	-
Gain on available for sale securities	383	650	(267)	-41.1%
Other than temporary impairment loss:
Total impairment loss	(4,471)	-	(4,471)	-
Loss recognized in other comprehensive income	4	-	4	-
Net impairment loss recognized in earnings	(4,467)	-	(4,467)	-
Interchange fees	916	886	30	3.4%
Bank owned life insurance earnings	632	984	(352)	-35.8%
Life insurance proceeds in excess of CSV	-	2,634	(2,634)	100.0%
Other	3,065	806	2,259	280.3%
	$4,165	$10,949	$(6,784)	-62.0%

Non-interest income for the year ended December 30, 2009, decreased $6.8 million to $4.2 million from $10.9 million for 2008, a year which included $2.6 million of life insurance death proceeds for an executive officer.  Under new accounting guidance implemented in the first quarter of  2009 for measuring impairment of available for sale securities, the Bank recorded other-than-temporary impairment (OTTI) charges of $4.5 million (See also the Item 7-Management Discussion and Analysis-Investment Securities). These charges represent credit losses from our investments in non-agency collateralized mortgage obligations, caused by defaults and losses on the underlying mortgages. As of December 31, 2009 the Bank held approximately $22.1 million of non-agency collateralized mortgages.

Beginning in 2009 the Bank occasionally sold in bulk non-performing one- to four-family residential loans through a third party national sales advisor when management believed this approach would reduce ongoing collection costs and, ultimately, result in the least cost to the Bank. Such sales resulted in a $1.3 million loss for the year ended December 31, 2009.

 Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees. Other non-interest income includes a gain of approximately $700,000 on the sale of the Lake City branch on December 31, 2009 and approximately $2.0 million resulting from a settlement agreement with an on-going third-party originator whereby the Company assumed responsibility for credit losses on a pool of loans.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2009 and 2008 were as follows:

			Increase (decrease)
	2009	2008	Dollars	Percentage
	(Dollars in Thousands)

Compensation and benefits	$10,381	$12,890	$(2,509)	-19.5%
Supplemental executive retirement plans	$(2,684)	$851	(3,535)	-415.4%
Occupancy and equipment	2,548	2,652	(104)	-3.9%
FDIC insurance premiums	1,839	493	1,346	273.0%
Foreclosed assets, net	1,488	815	673	82.6%
Data processing	1,030	1,023	7	0.7%
Outside professional services	1,913	1,889	24	1.3%
Collection expense and repossessed
asset losses	1,193	508	685	134.8%
Goodwill impairment	2,811	-	2,811	-
Other	3,781	5,208	(1,427)	-27.4%

	$24,300	$26,329	$(2,029)	-7.7%

Non-interest expense decreased $2.0 million to $24.3 million for the year ended December 31, 2009 from $26.3 million for the year ended December 31, 2008.  The decrease was primarily due to revision of the Company’s supplemental executive retirement plans (SERP) resulting in a decrease in expense of $3.5 million as well as lower other compensation and benefits of $2.5 million as a result of the Company’s initiatives to reduce expenses and increase efficiencies, which began in the second quarter of 2008, with further steps implemented in late 2008 and early 2009. These reductions in expense were partially offset by the $2.8 million write-off of the entire amount of the Company’s goodwill.  Other components include higher FDIC insurance premiums as result of the FDIC special assessment in the second quarter 2009 of $465,000 and higher premium rates.  The loss on sale of foreclosed assets was the result of increased foreclosure activity associated with the continued weakness in the real estate market.  Additionally, legal, collection and administrative expenses increased in conjunction with our elevated credit issues.  Non-interest expense also declined due to the non-recurrence of other non-interest expense items in 2008, including the payment of final plan benefits on a deceased executive of $1.0 million.

Income tax expense. Income tax expense increased to $6.1 million for the year ended December 31, 2009, from a tax benefit of $3.2 million for 2008.  The establishment of a 100% valuation allowance of approximately $16.2 million during 2009 resulted in a much higher tax expense than what may be expected based upon our pre-tax loss. The valuation allowance also caused significant distortion in the effective income tax rate on income before income taxes for the year ended December 31, 2009, which was 26.3%, compared to 53.2% for 2008.

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Financial Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in borrowings, deposit accounts and cash flows from loan payments and securities sales.  The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds.  Other funding sources, however, such as inflows from new deposits, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements.  As of December 31, 2010, and December 31, 2009 the Company had additional borrowing capacity of $56.4 million and $49.0 million, respectively, with the FHLB of Atlanta.  Additionally, the Company had existing lines of credit available in excess of $7.0 million with another financial institution.   Management believes the majority of Atlantic Coast Financial Corporation’s securities portfolio is of investment grade quality and the securities would therefore be marketable. The Company also can utilize brokers to obtain certificates of deposits at costs and terms that are comparable to certificate of deposits originated in its branch network, subject to limitations in our supervisory agreement with the OTS. As of December 31, 2010 and 2009, the Company had $51.8 million and $54.7 million of certificates of deposits obtained through brokers that were purchased to replace maturing branch originated certificates of deposits or to help meet loan demands. As of December 31, 2010 and 2009 these certificates of deposits had a weighted average maturity of 6.0 months and 25.2 months, and a weighted average rate of 1.54% and 3.08%, respectively. In addition, the Company has historically sold mortgage loans in the secondary market to reduce interest rate risk and to create an additional source of liquidity.

During 2010, cash and cash equivalents decreased $28.5 million from $37.1 million as of December 31, 2009, to $8.6 million as of December 31, 2010. Cash used for operating activities of $28.6 million, combined with cash used for financing activities of $66.9 million, was more than cash from investing activities of $66.9 million.  Primary sources of cash were from proceeds from maturities and payments of available-for-sale securities of $84.6 million and proceeds from sales of securities available-for-sale of $50.4 million.  Primary uses of cash included purchases of available-for-sale securities of $104.6 million, net decreases in FHLB advances of $32.7 million and net decreases in deposits of $26.9 million.   (See Capital Resources below.)

During 2009, cash and cash equivalents increased $3.1 million from $34.1 million as of December 31, 2008, to $37.1 million as of December 31, 2009. Cash from investing activities of $63.5 million, was more than cash used for financing activities of $58.9 million and cash used for operating activities of $1.5 million.  Primary sources of cash were from net decreases in loans of $79.2 million, proceeds from maturities and payments of available-for-sale securities of $53.1 million and proceeds from sales of securities available-for-sale of $52.9 million.  Primary uses of cash included purchases of available-for-sale securities of $140.5 million, and net decreases in deposits of $69.2 million. In addition, during 2009, the Company used cash of $29,000 to purchase shares of its common stock to be held as treasury stock and paid quarterly cash dividends of $89,000 to common stockholders. (See Capital Resources below.)

Contractual Obligations and Commitments

The following table presents the Company’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to  borrowers and purchase commitments, in aggregate and by payment due dates.

	December 31, 2010
	Less Than 1 Year	1 Through 3 Years	4 Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
FHLB advances	$13,000	$27,000	$20,000	$90,000	$150,000
Operating leases (premises)	490	526	347	363	1,726
Borrowings and operating leases	13,490	27,526	20,347	90,363	151,726

Un-disbursed portion of loans closed					7,676
Unused lines of credit					52,609
Total loan commitments					60,285
Loan purchase commitment					-
Security repurchase commitment	92,800	-	-	-	92,800
Total purchase commitments	-	-	-	-	-
Total contractual obligations And loan commitments	$106,290	$27,526	$20,347	$90,363	$304,811

Capital Resources

At December 31, 2010, stockholders’ equity totaled $44.8 million. During 2010 the Company’s Board of Directors declared no regular quarterly dividends.  The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements.

As of December 31, 2010 Atlantic Coast Federal Corporation held as Treasury stock 1,398,503 shares of common stock at an average per share cost of $14.22, or $19.9 million.  The Company suspended its repurchase program in March 2009.  Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.  Under OTS regulations, Atlantic Coast Financial Corporation cannot repurchase shares for one year following its Second Step conversion.

Management monitors the capital levels of Atlantic Coast Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Bank is required by the OTS to meet minimum capital adequacy requirements.  Atlantic Coast Bank’s actual and required levels of capital as reported to the OTS at December 31, 2010, were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2010
Total capital (to risk-weighted assets)	$52.1	10.1%	$41.4	8.0%	$51.8	10.0%
Tier 1 (core) capital (to risk-weighted
assets)	$45.6	8.8%	$20.7	4.0%	$31.1	6.0%
Tier 1 (core) capital (to adjusted total
assets)	$45.6	5.5%	$33.1	4.0%	$41.3	5.0%

At December 31, 2010, Atlantic Coast Bank exceeded all regulatory minimum capital requirements and was considered to be “well capitalized.”

As described in “Item 1A Risk Factors” and “Item 1 Business Supervision and Regulation”, the Company has entered into a supervisory agreement with the Office of Thrift Supervision dated December 10, 2010, and has been informed that in a separate agreement the OTS will impose an Individual Minimum Capital Requirement for the Bank.  The impact of these agreements may have a material effect on the Company’s liquidity, capital resources or operations.

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the growth of total assets and our profitability, management believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having corresponding affect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans.  For additional information, see Note 18 of the Notes to the Consolidated Financial Statements.

Future Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

The Bank is subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than our interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy.  The board of directors sets the asset and liability management policy for us, which is implemented by the Asset/Liability Committee.

The purpose of the Asset/Liability Committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies.  The Asset/Liability Committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

The Asset/Liability Committee generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations.  The Asset/Liability Committee recommends appropriate strategy changes based on this review.  The Asset/Liability Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly.

A key element of our asset/liability plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and rate-sensitive liabilities.  Historically, management has sought to reduce exposure to earnings through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of FHLB advances.

Net Portfolio Value.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income.  Net interest income is the difference between the interest income the Bank earns on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings.  In our model, management estimates what net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200 and 300 basis point increase or a 100 basis point decrease in market interest rates.

At December 31, 2010
				NPV as a Percentage of		Net Interest Income
				Present Value of Assets (3)			Increase (Decrease) in
Change in					Increase		Estimated Net Interest
Interest		Estimated (Decrease) in			(Decrease)	Estimated	Income
Rates (basis	Estimated	NPV		NPV Ratio	(basis	Net Interest
points) (1)	NPV (2)	Amount	Percent	(4)	points)	Income	Amount	Percent
	(In thousands)
+300	$44,062	$(9,282)	(17.4)%	5.40%	(82)	$23,887	$(197)	(8,18)%
+200	49,855	(3,489)	(6.5)%	6.00%	(22)	24,168	84	3.49%
+100	53,913	569	1.1%	6.38%	16	24,126	42	1.74%
0	53,344	—	—	6.22%	—	24,084	—	—
-100	47,999	(5,345)	(10.0)%	5.55%	(67)	23,899	(185)	(7.68)%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4) PV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income.  Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 8 Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Atlantic Coast Federal Corporation

We have audited the accompanying consolidated balance sheet of Atlantic Coast Federal Corporation and its subsidiary as of December 31, 2010, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Federal Corporation and its subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey and Pullen, LLP
Jacksonville, Florida
March 31, 2011

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Atlantic Coast Federal Corporation
Waycross, Georgia

We have audited the accompanying consolidated balance sheet of Atlantic Coast Federal Corporation as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Federal Corporation as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee
March 31, 2010

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in Thousands, Except Share Information)

	2010	2009
ASSETS
Cash and due from financial institutions	$4,072	$8,211
Short-term interest-earning deposits	4,478	28,933
Total cash and cash equivalents	8,550	37,144
Securities available for sale	149,090	177,938
Loans held for sale	49,318	8,990
Loans, net of allowance of $13,344 in 2010
and $13,810 in 2009	549,752	614,371
Federal Home Loan Bank stock, at cost	10,158	10,023
Land, premises and equipment, net	15,857	16,014
Bank owned life insurance	23,578	22,806
Other real estate owned	9,940	5,028
Accrued interest receivable and other assets	11,199	13,247
Total assets	$827,442	$905,561
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$35,941	$34,988
Interest-bearing demand	71,710	79,192
Savings and money market	181,788	160,784
Time	239,058	280,480
Total deposits	528,497	555,444
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	150,000	182,694
Other borrowings	5,000	12,200
Accrued expenses and other liabilities	6,354	5,882
Total liabilities	782,651	849,020
Commitments and contingent liabilities	-	-
Preferred stock: $0.01 par value; 2,000,000 shares authorized
none issued	-	-
Common stock: $0.01 par value; 18,000,000 shares authorized,
shares issued 14,813,469 at December 31, 2010 and 2009	148	148
Additional paid in capital	61,406	61,225
Unearned employee stock ownership plan (ESOP) shares of 139,656
at December 31, 2010 and 186,208 at December 31, 2009	(1,397)	(1,862)
Retained earnings	2,581	16,777
Accumulated other comprehensive income (loss) related to AFS securities	689	148
Accumulated other comprehensive income (loss) related to OTTI non credit issues	1,252	4
Treasury stock, at cost, 1,398,503 shares at December 31, 2010
and 1,375,260 at December 31, 2009	(19,888)	(19,899)
Total stockholders' equity	44,791	56,541
Total liabilities and stockholders' equity	$827,442	$905,561

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Thousands, Except Share Information)

	2010	2009	2008
Interest and dividend income
Loans, including fees	$37,419	$40,726	$46,385
Securities and interest-earning deposits
in other financial institutions	7,436	7,992	8,874
	44,855	48,718	55,259
Interest expense
Deposits	10,004	15,921	20,654
Federal Home Loan Bank advances	6,198	6,767	7,575
Securities sold under agreements to repurchase	4,672	4,237	3,780
Other borrowings	318	10	-
	21,192	26,935	32,009
Net interest income	23,663	21,783	23,250
Provision for loan losses	21,230	24,873	13,948
Net interest income (loss) after provision for loan losses	2,433	(3,090)	9,302
Noninterest income
Service charges and fees	3,935	4,245	4,871
Gain on sale of loans held for sale	981	708	118
Loss on sale of portfolio loans	(24)	(1,317)	-
Gain on sale of securities available for sale	1,654	383	650
Other than temporary impairment loss:
Total impairment loss	(1,671)	(4,471)	-
Portion of loss recognized in other comprehensive income	1,244	4	-
Reclassification from other comprehensive income	4	-	-
Net impairment loss recognized in earnings	(423)	(4,467)	-
Interchange fees	940	916	886
Bank owned life insurance earnings	773	632	984
Life insurance proceeds in excess of CSV	-	-	2,634
Other	426	3,065	806
	8,262	4,165	10,949
Noninterest expense
Compensation and benefits	10,680	10,381	12,890
Supplemental executive retirement plans	-	(2,684)	851
Occupancy and equipment	2,202	2,548	2,652
FDIC insurance premiums	1,629	1,839	493
Foreclosed assets, net	754	1,488	815
Data processing	1,381	1,030	1,023
Outside professional services	1,620	1,913	1,889
Collection expense and repossessed asset losses	1,829	1,193	508
Goodwill impairment	-	2,811	-
Other	4,796	3,781	5,208
	24,891	24,300	26,329
Loss before income tax benefit	(14,196)	(23,225)	(6,078)
Income tax (benefit) expense	-	6,110	(3,233)

Net loss	$(14,196)	$(29,335)	$(2,845)
Loss per common share:
Basic	$(1.08)	$(2.24)	$(0.22)
Diluted	$(1.08)	$(2.24)	$(0.22)
Dividends declared per common share	$-	$0.02	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2008	$148	$59,082	$(2,793)	$51,182	$104	$(17,917)	$89,806
ESOP shares earned, 46,552 shares	-	(94)	465	-	-	-	371
Management restricted stock expense, 78,256 shares	-	680	-	-	-	-	680

Stock options expense	-	397	-	-	-	-	397
Directors deferred compensation	-	(4)	-	-	-	4	-
Cash dividends declared ($0.47 per share)	-	-	-	(2,136)	-	-	(2,136)
Shares relinquished	-	-	-	-	-	(60)	(60)
Treasury stock purchased at cost	-	-	-	-	-	(1,841)	(1,841)
Comprehensive income (loss):
Net income (loss)	-	-	-	(2,845)	-	-	(2,845)
Other comprehensive income (loss)	-	-	-	-	(412)	-	(412)
Total comprehensive income (loss)	-	-	-	(2,845)	(412)	-	(3,257)

Balance at December 31, 2008	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2009	$148	$60,061	$(2,328)	$46,201	$(308)	$(19,814)	$83,960
ESOP shares earned, 46,552 shares	-	(236)	466	-	-	-	230
Management restricted stock expense, 78,256 shares	-	647	-	-	-	-	647

Stock options expense	-	314	-	-	-	-	314
Directors deferred compensation	-	11	-	-	-	(11)	-
Capital contribution by parent	-	400	-	-	-	-	400
Cash dividends declared ($0.02 per share)	-	-	-	(89)	-	-	(89)
Shares relinquished	-	28	-	-	-	(45)	(17)
Treasury stock purchased at cost	-	-	-	-	-	(29)	(29)
Comprehensive income (loss):
Net income (loss)	-	-	-	(29,335)	-	-	(29,335)
Other comprehensive income (loss)
Net change in unrealized losses on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	456	-	456
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary
impairment has been recognized in
earnings, net of reclassification and taxes	-	-	-	-	4	-	4
Total comprehensive income (loss)	-	-	-	(29,335)	460	-	(28,875)

Balance at December 31, 2009	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Thousands, Except Share Information)

					ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2010	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541
ESOP shares earned, 46,552 shares	-	(365)	465	-	-	-	100
Management restricted stock expense, 78,256 shares	-	387	-	-	-	-	387

Stock options expense	-	226	-	-	-	-	226
Directors deferred compensation	-	32	-	-	-	(32)	-
Management restricted stock granted	-	(99)	-	-	-	99	-
Shares relinquished	-	-	-	-	-	(21)	(21)
Treasury stock purchased at cost	-	-	-	-	-	(35)	(35)
Comprehensive income (loss):
Net income (loss)	-	-	-	(14,196)	-	-	(14,196)
Other comprehensive income (loss)
Net change in unrealized losses on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	541	-	541
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary
impairment has been recognized in
earnings, net of reclassification and taxes	-	-	-	-	1,248	-	1,248
Total comprehensive income (loss)	-	-	-	(14,196)	1,789	-	(12,407)

Balance at December 31, 2010	$148	$61,406	$(1,397)	$2,581	$1,941	$(19,888)	$44,791

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(14,196)	$(29,335)	$(2,845)
Adjustments to reconcile net income to
to net cash from operating activities:
Provision for loan losses	21,230	24,873	13,948
Deferred tax asset valuation allowance	-	15,482	484
Net reversal of SERP benefit liabilites	-	(2,684)	-
Gain on sale of loans held for sale	(981)	(708)	(118)
Loss on sale of portfolio loans	24	1,317	-
Loans originated / purchased for sale	(442,193)	(87,981)	(11,167)
Proceeds from loan sales	402,846	80,353	11,189
Foreclosed assets, net	754	1,488	815
(Gain) loss on sale of securities
available for sale	(1,654)	(383)	(650)
Other than temporary impairment charge	423	4,467	-
Proceeds from VISA IPO redemption	-	-	79
(Gain) loss on disposal of premises and equipment	(8)	(669)	(605)
Goodwill impairment charge	-	2,811	-
ESOP compensation expense	100	230	371
Share-based compensation expense	613	961	1,077
Accretion of discounts on securities and loans	1,570	1,067	947
Depreciation expense	1,038	1,092	1,091
Net change in accrued interest receivable	418	673	146
Net change in cash surrender value of bank
owned life insurance	(773)	(633)	(984)
Net change in other assets	1,723	(12,652)	(6,957)
Net change in accrued expenses
and other liabilities	473	(1,307)	3,180
Net cash from operating activities	(28,593)	(1,538)	10,001

Cash flows from investing activities
Proceeds from maturities and payments
of securites available for sale	84,593	53,079	25,661
Proceeds from the sales of securities
available for sale	50,447	52,917	76,245
Purchase of securities available for sale	(104,638)	(140,523)	(115,309)
Portfolio loans purchased	(2,420)	-	-
Proceeds from sale of portfolio loans	25,861	16,021	-
Net change in portfolio loans	11,412	79,233	(57,940)
Expenditures on premises and equipment	(881)	(728)	(1,728)
Proceeds from sales of premises and equipment	9	852	1,653
Proceeds from the sale of other real estate owned	2,648	2,653	2,287
Proceeds from BOLI, net	-	-	1,038
(Purchase) / redemption of FHLB stock	(135)	(27)	(703)
Purchase of Beckman Mortgage	-	-	(150)
Net cash from investing activities	66,896	63,477	(68,946)

(continued)

ATLANTIC COAST FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Thousands)

	2010	2009	2008
Cash flows from financing activities
Net (decrease) increase in deposits	$(26,947)	$(28,169)	$41,876
Net decrease in deposits from sale of branch	-	(40,993)	-
Proceeds from FHLB advances	121,500	65,000	133,000
Repayment of FHLB advances	(154,194)	(67,156)	(121,150)
Proceeds from other borrowings	5,000	12,200	-
Repayment of other borrowings	(12,200)	-	-
Proceeds from sale of securities
under agreement to repurchase	-	-	14,300
Capital contribution from parent	-	400	-
Treasury stock repurchased	(35)	(29)	(1,841)
Share based compensation items	(21)	(17)	(60)
Dividends paid	-	(89)	(2,432)
Net cash from financing activities	(66,897)	(58,853)	63,693

Net change in cash and cash equivalents	(28,594)	3,086	4,748

Cash and equivalents beginning of period	37,144	34,058	29,310

Cash and equivalents at end of period	$8,550	$37,144	$34,058

Supplemental information:
Interest paid	$21,334	$27,058	$32,070
Income tax (refund)/paid	15	(4,518)	2,063

Supplemental noncash disclosures:
Loans transferred to other real estate	$8,314	$5,836	$4,704

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: It should be noted the accompanying consolidated financial statements include Atlantic Coast Federal Corporation and its wholly owned subsidiary, Atlantic Coast Bank (or "the Bank") together referred to as ("the Company").  Prior to 2009, the consolidated financial statements also included Atlantic Coast Holdings, Inc (“Holdings”) which was a wholly owned subsidiary of Atlantic Coast Bank, formed for the purpose of managing and investing in certain securities as well as holding all of the common stock and 85% of the preferred stock of Coastal Properties, Inc., a Real Estate Investment Trust (the “REIT”). The REIT was formed in the fourth quarter of 2005, for the purpose of holding Georgia and Florida first lien residential mortgage loans originated by Atlantic Coast Bank. The REIT is permitted a deduction for Federal income tax purposes of all dividends paid to its shareholders. Both Atlantic Coast Holdings, Inc. and the REIT were dissolved during 2009 as part of a comprehensive revision of our income tax strategy.  The consolidated financials also include First Community Financial Services, Inc. ("FCFS"), an inactive wholly owned subsidiary of Atlantic Coast Bank.  All significant inter-company transactions and balances are eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.

Atlantic Coast Federal Corporation is a majority owned (65.1%) subsidiary of Atlantic Coast Federal, MHC.  These financial statements do not include the transactions and balances of Atlantic Coast Federal, MHC.

Nature of Operations:  Atlantic Coast Bank provides a broad range of banking services to individual and business customers primarily in northeastern Florida and southeastern Georgia. Its primary deposit products are checking, savings, and certificates of deposit, and its primary lending products are residential mortgage, home equity and other consumer loans, and commercial loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are generally expected to be repaid from the cash flows from the operations of the business.  There are no significant concentrations of loans to any one industry or customer.  However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

On May 30, 2002, Atlantic Coast Bank adopted a Plan of Reorganization into a three-tier mutual holding company.  The Plan of Reorganization became effective on January 1, 2003.   Following the reorganization, Atlantic Coast Bank became a wholly owned subsidiary of Atlantic Coast Federal Corporation ("the Stock Company"), which became a wholly owned subsidiary of Atlantic Coast Federal, MHC ("the Mutual Company").  The transaction was accounted for at historical cost.  The principal activity of the Stock Company is the ownership of Atlantic Coast Bank.  The principal activity of the Mutual Company is the ownership of the Stock Company.

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Execution of Minority Stock Offering:  On March 12, 2004, and amended on May 11, 2004, the Board of Directors of the Stock Company adopted a plan of stock issuance to sell a minority interest of its common stock to eligible depositors of Atlantic Coast Bank and its employee stock ownership plan in a subscription offering, with the Mutual Company retaining ownership of the majority of the common stock. The plan was accomplished on October 4, 2004 through the sale to eligible depositors of 5,353,480 shares and to the employee stock ownership plan of 465,520 for a total of 5,819,000 total shares sold at $10 per share, representing 40% of the Stock Company's outstanding common stock.

The issued shares resulted in proceeds of $56.3 million, net of conversion expenses of $1.9 million.  With the proceeds the Stock Company loaned its employee stock ownership plan $4.7 million to enable it to buy 8% of the shares issued to persons other than the Mutual  Company.  The Stock Company also contributed $28.2 million, which was approximately 50% of the proceeds net of stock offering costs of $1.9 million, to Atlantic Coast Bank as a capital contribution.

Stock Repurchase Program:  The Company has operated a stock repurchase program since the third quarter of 2005 for various purposes, including the purchase of shares to replace shares issued for the Recognition and Retention Plan, provide for future awards and to provide additional liquidity for our shareholders.  The Company initiated the third stock repurchase program of up to 478,000 shares in September 2006, purchasing 295,354 shares during 2006 and 2007.  During 2008 the Company amended the third stock repurchase program to allow for the repurchase of an additional 220,000 shares up to a total of 698,000 shares of common stock.  During 2009 the Company purchased 7,400 shares of common stock outstanding; the Company suspended its repurchase program in March 2009.  Total shares of common stock held in Treasury as of December 31, 2010 was 1,398,503 shares or 9.4% of total issued shares of common stock.

At December 31, 2010, the Mutual Company (the “MHC”) owned 65.1%, or 8,728,500 shares, of the outstanding common stock of the Stock Company, with the remaining 34.9%, or 4,686,466 shares held by persons other than the MHC. The Stock Company holds 100% of Atlantic Coast Bank’s outstanding common stock.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  Estimates associated with the allowance for loan losses, realization of deferred tax assets, valuation of intangible assets including goodwill and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, deposits with other financial institutions with maturities less than 90 days and short-term interest-earning deposits in investment companies.  The Company reports net cash flows for customer loan transactions and deposit transactions.

Securities:  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In evaluating OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.  The amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans Held for Sale:  The Bank originates and purchases real estate mortgages for sale in the secondary market.  Real estate mortgages held for sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings.  Sales in the secondary market are recognized when full acceptance and funding has been received. Loans are generally sold servicing released.  Loans purchased and held for sale include loans originated under the Bank’s warehouse lending program under which the Bank holds a lien position which is not released until the sale is completed.  Generally these loans are sold at par and are held for a short duration (usually less than 19 days) while earning interest until a sale is completed to an investor.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for loan losses.
The Bank may also purchase loans that conform to our underwriting standards, principally one- to four-family residential mortgages, in the form of whole loans for interest rate risk management and portfolio diversification and to supplement our organic growth.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method over the contractual life of the loan. Interest income includes amortization of purchase premiums or discounts on loans purchased. Premiums and discounts are amortized on the level yield-method over the contractual life of the loan.

Accrual of interest income on mortgage and commercial loans is discontinued, and the loan is placed on non-accrual status at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection.  Consumer loans are typically charged off no later than 180 days past due.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Loans for which the terms have been modified as a result of the borrower’s financial difficulties are considered troubled debt restructurings (TDRs) and are classified as impaired loans.  TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s existing rate at inception of the loan or the appraised value if the loan is collateral dependent.

All interest accrued but not received on loans placed on non-accrual status is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses:  An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio as of the balance sheet date. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. In the case of loans collateralized by one-to four-family residential property the loan is charged down by the expected loss amount at the time it becomes non-performing.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates and assessment of risk that are susceptible to significant revision as more information becomes available. Management’s methodology for estimating the allowance for loan loss for the periods included in these financial statements is explained below.

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment.  These risk categories and the relevant risk characteristics are as follows:

Real estate loans

•
One- to four-family residential loans generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group or borrowers.  Repayment depends on the individual borrower’s capacity.   Given the rapid deterioration in the market value of residential real estate over the last two years, there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased.

•
Commercial real estate loans generally have greater credit risks compared to one- to four- family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•
Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family due the reliance on the successful operation the project.  Both loan types are also more sensitive to adverse economic conditions.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate construction loans

•
Real estate construction loans, including one- to four-family, commercial and acquisition and development loans generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or accordance with specifications and projected costs.

Other loans

•
Home equity loans and home equity lines are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group or borrowers.

•
Consumer loans tend to secured by depreciating collateral, including cars and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

•
Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Management’s methodology for determining the adequacy of the allowance consists of several key elements, which include a general loss component by class of loan and specific allowances for identified problem loans.  The allowance also incorporates the results of measuring impaired loans.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The general component of the allowance covers unimpaired loans and is based on the historical loss experience adjusted for other qualitative factors. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss potential characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:

•	Economic trends – local and national
•	Management and staff of the Bank
•	Volumes and terms of loans
•	Current delinquency levels and trends
•	Non-performing asset levels and trends
•	Changes in loan policy
•	Concentrations of credit

The specific reserve component of the allowance for loan losses generally relates to loans that have been classified as doubtful, substandard, or special mention according to the Company’s internal asset classification system of identifying problem and potential problem loans.  Substandard loans include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be special mention.  Risk ratings are updated any time the facts and circumstances warrant.

 For loans that are also identified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors used by management to determine impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Troubled debt restructurings (TDRs) with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties are considered impaired loans.  Impairment is measured on a loan-by-loan basis for non-homogenous loans commercial real estate, commercial real estate construction, and commercial business loans greater than $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, including one to four family residential real estate loans and consumer loans, are collectively evaluated for impairment. Accordingly, consumer and one to four family residential real estate loans are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans are charged off against the Allowance for Loan Loss account when the following conditions are present:

Real estate loans

•
One-to four-family loans balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. Due to declining real estate values in our markets and the weakness of the U.S. economy in general, it is increasingly likely that impairment allowances on non-performing collateral dependent loans, particularly one- to four-family residential loans, will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures.

•
Commercial real estate loans and other real estate loans, including commercial land and multi-family loans typically have specific reserves established once a loan is classified as substandard unless the collateral is adequate to cover the balance of the loan plus selling costs.  Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

Real estate construction loans

•
Real estate construction loans include one- to four-family, commercial and acquisition and development loans. These loans typically have specific reserves established once a loan is classified as substandard unless the collateral is adequate to cover the balance of the loan plus selling costs.  Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other loans

•
Home equity loans are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. Due to declining real estate values in our markets and the deterioration of the US economy in general, it is increasingly likely that impairment allowances on non-performing collateral dependent loans, particularly one- to four-family residential loans, will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures.

•
Consumer loans including auto, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days,  depending on the type of loan. Loans with non-real estate collateral are written down to the value of the collateral, less cost to sell, when repossession of collateral has occurred.

•
Commercial loans secured by business assets, including inventory and receivables will typically have specific reserves established once a loan is classifies as substandard.  The specific reserve will be charged off once the outcomes of attempts to legally collect the collateral are known and have been exhausted.

Concentration of Credit Risk:  Much of the Company’s business activity is with customers in northeast Florida and southeast Georgia.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in northeast Florida and southeast Georgia.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned and Foreclosed Assets:  Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, less estimated selling costs, at the date of foreclosure, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Home Loan Bank Stock:  Atlantic Coast Bank is a member of the Federal Home Loan Bank Atlanta (FHLB) system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock has no quoted market value, is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of cost.  Both cash and stock dividends are reported as income.

Land, Premises, and Equipment:  Land is carried at cost.  Buildings and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization.  Premises and equipment are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets.  Buildings and related components have useful lives ranging from 15 to 39 years.  Furniture, fixtures, and equipment have useful lives ranging from 1 to 15 years.  Interest expense associated with the construction of new facilities is capitalized at the weighted average cost of funds.

Bank Owned Life Insurance:  The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Office of Thrift Supervision (“OTS”) has adopted a policy to restrict regulated thrift institutions from investing more than 25% of total capital in bank owned life insurance without first notifying and obtaining authorization from an OTS regional office.  At December 31, 2010 the Bank is not in compliance with this policy as the Bank had 45.2% of total capital invested in bank owned life insurance.

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.  An assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet.

Other intangible assets consist of core deposit intangible assets arising from branch acquisitions.  Core deposit intangibles are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, ranging from 4 to 10 years.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Term Assets:  Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Benefit Plans:  Profit-sharing and 401k plan expense is the amount contributed as determined by Board decision.  Deferred compensation plan expense is allocated over years of service.

Employee Stock Ownership Plan (ESOP):  Since the Company sponsors the ESOP with an employer loan, neither the ESOP's loan payable or the Company's loan receivable are reported in the Company's consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders' equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period.  Dividends on allocated
ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce the ESOP loan balance at the Company.

Stock-Based Compensation: The Company records compensation cost for restricted stock or stock options awarded to employees in return for employee service.  The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period.   A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company files consolidated income tax returns and allocates tax liabilities and benefits among subsidiaries pursuant to a tax sharing agreement. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes interest expense and/or penalties related to income tax matters in income tax expense.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and amount or range of loss can be reasonably estimated.  Management does not believe there are currently any such matters that will have a material effect on the consolidated financial statements.

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments including commitments to make loans and unused lines of credit, issued to meet customers' financing needs.  The face amount for these items represents the exposure to loss, before considering collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Derivatives:  Derivative financial instruments are recognized as assets or liabilities at fair value.  The Company’s derivatives consist mainly of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk.  The Company does not use derivatives for trading purposes.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in unrealized appreciation and depreciation on securities available for sale, net of tax, which are recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:  The chief decision-makers monitor operating results and make resource allocation decisions on a company-wide basis. Accordingly, the Company does not have multiple operating segments.
(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restrictions on Cash:  The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve at the year end 2010 and 2009 to meet regulatory reserve and clearing requirements.

Dividends:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Stock Company or by the Company to shareholders. The Mutual Company, with approval of the OTS, may waive receipt of dividends paid by the Stock Company. Waived dividends are not charged to the Stock Company’s retained earnings, nor restrict the amount of future dividends. During the years ended 2010 and 2009, the Mutual Company waived receipt of dividends in the amount of $0 and $175,000, respectively.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

The Company has evaluated subsequent events for recognition and disclosure through the date the Company’s financial statements were issued.

Adoption of New Accounting Standards:  In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the
Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amended existing guidance for determining whether impairment is other-than-temporary for debt securities. An entity must assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the amount of the impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement.  The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about OTTI for debt and equity securities were expanded.  The Company adopted this guidance for the interim reporting period ending March 31, 2009.  See Note 2 to the consolidated financial statements for the impact on the Company of adopting this new guidance.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  The Company adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 860).  The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, an Amendment of FASB Statement No. 157 Fair Value Measurements (ASC 820), which amended guidance requiring new disclosures as follows:

1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2. Activity in Level 3 fair value measurements. In the reconciliation for fair value  measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 clarifying existing disclosures as follows:

1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll- forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2010 the FASB issued ASU No. 2010-20 — Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is to require disclosures that facilitate financial statement users in evaluating the nature of credit risk inherent in the portfolio of financing receivables (loans); how that risk is analyzed and assessed in arriving at the allowance for credit losses; and any changes and the reasons for those changes to the allowance for credit losses. The Update requires several new disclosures regarding the reserve for credit losses and other disclosures related to the credit quality of the Company’s loan portfolio. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$-	$-	$-	$-
State and municipal	945	-	(81)	864
Mortgage-backed securities residential	41,167	947	(311)	41,803
Collateralized mortgage obligations U.S. Govt.	98,460	1,471	(242)	99,689
Collateralized mortgage obligations - other	6,577	269	(112)	6,734

	$147,149	$2,687	$(746)	$149,090

December 31, 2009	(Dollars in Thousands)
U.S. Government-sponsored enterprises	$15,998	$-	$(246)	$15,752
State and municipal	947	-	(103)	844
Mortgage-backed securities residential	37,390	1,028	(8)	38,410
Collateralized mortgage obligations U.S. Govt.	101,236	1,530	(327)	102,439
Collateralized mortgage obligations - other	22,116	534	(2,157)	20,493

	$177,687	$3,092	$(2,841)	$177,938

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of December 31, 2010, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2010
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	-	-
Due after ten years	945	864
Mortgage-backed securities - residential	41,167	41,803
Collateralized mortgage obligations - U.S. Government	98,460	99,689
Collateralized mortgage obligations - other	6,577	6,734

Total	$147,149	$149,090

Securities pledged at year-end 2010 had a carrying value of $135.4 million; $3.8 million was pledged to secure public funds, and $131.6 million was pledged as collateral for borrowings.   Securities pledged at year-end 2009 had a carrying value of $134.1 million; $3.7 million was pledged to secure public funds, and $130.4 million was pledged as collateral for borrowings. At December 31, 2010 and 2009, there were no holdings of securities of any one issuer, other than the U. S. Government-sponsored enterprises, in an amount greater than 10% of equity.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

Securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
December 31, 2010

Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
State and municipal	463	(20)	401	(61)	864	(81)
Mortgage-backed securities - U.S. Govt.	14,154	(311)	-	-	14,154	(311)
Collateralized mortgage obligations - U.S. Govt.	27,700	(242)	-	-	27,700	(242)
Collateralized mortgage obligations - other	595	(112)	-	-	595	(112)

Total	$42,912	$(685)	$401	$(61)	$43,313	$(746)

December 31, 2009	(Dollars in Thousands)
Government-sponsored enterprises	$15,752	$(246)	$-	$-	$15,752	$(246)
State and municipal	-	-	844	(103)	844	(103)
Mortgage-backed securities - U.S. Govt.	7,206	(8)	-	-	7,206	(8)
Collateralized mortgage obligations - U.S. Govt.	34,820	(327)	-	-	34,820	(327)
Collateralized mortgage obligations - other	7,118	(203)	9,462	(1,954)	16,580	(2,157)

Total	$64,896	$(784)	$10,306	$(2,057)	$75,202	$(2,841)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 2 - AVAILABLE FOR SALE SECURITIES (continued)

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Years ended
	December 31,
	2010	2009	2008
	(Dollars in Thousands)

Proceeds	$50,447	$52,917	$76,245
Gross gains	2,923	578	928
Gross losses	(1,269)	(195)	(278)

Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary-Impairment

As of December 31, 2010, the Company’s security portfolio consisted of 95 securities, 18 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At December 31, 2010, approximately $141.5 million, or 95% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not likely the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio included 8 non-agency collateralized mortgage obligations (CMOs) with a fair value of $6.7 million at December 31, 2010 and 14 non-agency CMOs with a fair value of $20.5 million at December 31, 2009. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including prepayments, loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates, recoveries and prepayments.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 2 - AVAILABLE FOR SALE SECURITIES (continued)

The Company recorded an expense for other-than-temporary impairment charge of approximately $423,000 in non-interest income on three private label mortgage-backed mezzanine (support) bonds for the year ended December 31, 2010.   The Company recorded an expense for other-than-temporary impairment of approximately $4.5 million in non-interest income on seven private label mortgage-backed securities for the year ended December 31, 2009.

The table below presents a roll-forward of the credit losses recognized in earnings for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance, January 1	$4,467	$-

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	4,467
Amounts realized for securities sold during the period	(3,392)	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	423	-

Ending balance, December 31	$1,498	$4,467

Interest income earned from securities exempt from federal income tax was $38,000, $92,000 and $179,000 for the years ending December 31, 2010, 2009 and 2008, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 3 – LOANS HELD FOR SALE

Loans held for sale are comprised entirely of loans secured by one- to four-family residential residences. As of December 31, 2010, the weighted average number of days outstanding of loans held for sale was 19 days.

During the year ended December 31, 2010 the Company originated approximately $80.4 million of loans internally, and purchased approximately $361.8 million of loans from third parties.  During the year ended December 31, 2009 the Company originated approximately $62.4 million of loans internally, and purchased approximately $25.6 million of loans from third parties.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET

The following table presents a comparative composition of net loans as of December 31, 2010 and 2009:

	December 31, 2010	% of total loans	December 31, 2009	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$256,729	46.2%	$306,968	49.3%
Commercial	72,048	13.0%	77,403	12.4%
Other ( land and multi-family)	29,868	5.4%	37,591	6.0%
Total real estate loans	358,645	64.6%	421,962	67.7%

Real estate construction loans:
One-to-four family	7,589	1.4%	4,189	0.7%
Commercial	5,825	1.0%	8,022	1.3%
Acquisition and development	1,652	0.3%	3,148	0.5%
Total real estate construction loans	15,066	2.7%	15,359	2.5%

Other loans:
Home equity	85,082	15.3%	93,929	15.0%
Consumer	75,745	13.6%	73,870	11.9%
Commercial	21,268	3.8%	17,848	2.9%
Total other loans	182,095	32.7%	185,647	29.8%

Total loans	555,806	100.0%	622,968	100.0%

Allowance for loan losses	(13,344)		(13,810)
Net deferred loan costs	7,407		5,122
Premiums (discounts) on purchased loans	(117)		91

Loans, net	$549,752		$614,371

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$241,251	$4,112	$1,565	$9,801	$15,478	$256,729
Commercial	62,163	5,709	912	3,264	9,885	72,048
Other ( land and multi-family)	28,068	17	497	1,286	1,800	29,868
Total real estate loans	331,482	9,838	2,974	14,351	27,163	358,645

Real estate construction loans:
One-to-four family	7,589	-	-	-	-	7,589
Commercial	3,241	902	-	1,682	2,584	5,825
Acquisition and development	1,652	-	-	-	-	1,652
Total real estate construction loans	12,482	902	-	1,682	2,584	15,066

Other loans:
Home equity	81,648	972	59	2,403	3,434	85,082
Consumer	73,516	1,320	231	678	2,229	75,745
Commercial	18,872	2,170	-	226	2,396	21,268
Total other loans	174,036	4,462	290	3,307	8,059	182,095

Total loans	$518,000	$15,202	$3,264	$19,339	$37,806	$555,806

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of December 31, 2010:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$246,545	$10,184	$256,729
Commercial	64,820	7,228	72,048
Other ( land and multi-family)	26,120	3,748	29,868
Total real estate loans	337,485	21,160	358,645

Real estate construction loans:
One-to-four family	7,589	-	7,589
Commercial	4,143	1,682	5,825
Acquisition and development	1,652	-	1,652
Total real estate construction loans	13,384	1,682	15,066

Other loans:
Home equity	82,679	2,403	85,082
Consumer	75,066	679	75,745
Commercial	19,067	2,201	21,268
Total other loans	176,812	5,283	182,095

Total loans	$527,681	$28,125	$555,806

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2010:

	Non-accrual	Loans past due 90 days or more still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$10,184	$-
Commercial	7,228	-
Other ( land and multi-family)	3,748	-
Total real estate loans	21,160	-

Real estate construction loans:
One-to-four family	-	-
Commercial	1,682	-
Acquisition and development	-	-
Total real estate construction loans	1,682	-

Other loans:
Home equity	2,403	-
Consumer	679	-
Commercial	2,201	-
Total other loans	5,283	-

Total loans	$28,125	$-

Non-performing loans, including non-accrual loans, at December 31, 2010 and 2009 were $28.1 million and $35.2 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of the end of 2010, 2009 or 2008.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.  For the years ended 2010 and 2009 contractual gross interest income of $1.1 million and $1.4 million, respectively, would have been recorded on non-performing loans if those loans had been current. Actual interest recorded on such loans for the years ended December 31, 2010 and 2009 was $657,000 and $480,000, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

The Company utilizes an internal asset classification system for loans other than consumer and residential loans as a means of reporting problem and potential problem loans.  Under the risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard”, and “Doubtful” which correspond to risk ratings five, six and seven, respectively.  Substandard loans include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful, or risk rated seven, have all the weaknesses inherent in those classified Substandard with the added characteristic the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated six.  Risk ratings are updated any time the facts and circumstances warrant.

The Company evaluates consumer and residential loans based on whether the loans are performing or non-performing.  One-to four-family loans balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due.  Consumer loans including auto, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days,  depending on the type of loan.

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$48,814	$6,494	$16,740	-	$72,048
Other ( land and multi-family)	19,792	7,166	2,910	-	29,868
Total real estate loans	68,606	13,660	19,650	-	101,916

Real estate construction loans:
Commercial	3,241	902	1,682	-	5,825
Acquisition and development	-	1,652	-	-	1,652
Total real estate construction loans	3,241	2,554	1,682	-	7,477

Other loans:
Commercial	17,756	1,311	2,201	-	21,268
Total other loans	17,756	1,311	2,201	-	21,268

Total loans	$89,603	$17,525	$23,533	$-	$130,661

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

Activity in the allowance for loan losses for the year ended December 31, 2010 was as follows:

	for the Year Ended December 31, 2010
	Beginning				Ending
	Balance	Charge Offs	Recoveries	Provisions	Balance
		(Dollars in Thousands)
Real estate loans:
One-to-four family	$3,445	$(10,236)	$687	$11,964	$5,860
Commercial	603	(1,314)	3	3,151	2,443
Other (land and multi-family)	1,387	(2,735)	124	2,243	1,019
Total real estate loans	5,435	(14,285)	814	17,358	9,322

Real estate construction loans:
One-to-four family	47	-	-	(29)	18
Commercial	3,322	(3,342)	-	57	37
Acquisition and development	-	-	-	-	-
Total real estate construction loans	3,369	(3,342)	-	28	55

Other Loans:
Home equity	2,240	(2,800)	102	2,121	1,663
Consumer	2,448	(1,773)	276	971	1,922
Commercial	318	(697)	9	752	382
Total other loans	5,006	(5,270)	387	3,844	3,967

Total loans	$13,810	$(22,897)	$1,201	$21,230	$13,344

Activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
	(Dollars in Thousands)
Balance at beginning of year	$10,598	$6,482
Provision for loan losses	24,873	13,948
Charge-offs	(22,540)	(10,989)
Recoveries	879	1,157
Balance at end of year	$13,810	$10,598

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2010:

	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total Ending Balance
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,263	$4,597	$-	$5,860
Commercial	2,153	290	-	2,443
Other (land and multi-family)	301	718	-	1,019
Total real estate loans	3,717	5,605	-	9,322
Real estate construction loans:
One-to-four family	-	18	-	18
Commercial	-	37	-	37
Acquisition and development	-	-	-	-
Total real estate construction loans	-	55	-	55
Other Loans:
Home equity	9	1,654	-	1,663
Consumer	-	1,922	-	1,922
Commercial	149	233	-	382
Total other loans	158	3,809	-	3,967
Total ending allowance balance	$3,875	$9,469	$-	$13,344
Loans:
Real estate loans:
One-to-four family	$15,823	$240,906	$-	$256,729
Commercial	19,722	52,326	-	72,048
Other (land and multi-family)	5,137	24,731	-	29,868
Total real estate loans	40,682	317,963	-	358,645
Real estate construction loans:
One-to-four family	-	7,589	-	7,589
Commercial	1,682	4,143	-	5,825
Acquisition and development	-	1,652	-	1,652
Total real estate construction loans	-	13,384	-	15,066
Other Loans:
Home equity	1,709	84,373	-	85,082
Consumer	312	75,433	-	75,745
Commercial	2,911	18,357	-	21,268
Total other loans	4,932	177,163	-	182,095
Total ending loans balance	$47,296	$508,510	$-	$555,806

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

The following table presents information about impaired loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	6,296	6,296	-
Other ( land and multi-family)	1,931	1,931	-
Total real estate loans	8,227	8,227	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	1,682	4,988	-
Acquisition and development	-	-	-
Total real estate construction loans	1,682	4,988	-

Other loans:
Home equity	-	-	-
Consumer	312	312	-
Commercial	936	936	-
Total other loans	1,248	1,248	-

Total	$11,157	$14,463	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$15,823	$15,880	$1,263
Commercial	13,426	13,426	2,153
Other ( land and multi-family)	3,206	3,706	301
Total real estate loans	32,455	33,012	3,717

Real estate construction loans:
One-to-four family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	1,709	1,709	9
Consumer	-	-	-
Commercial	1,975	1,975	149
Total other loans	3,684	3,684	158

Total	$36,139	$36,696	$3,875

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

Information about impaired loans as of December 31, 2009 was as follows:

As of December 31,
(Dollars in Thousands)

2009
Period-end loans with no related allowance recorded:	$27,692
Period-end loans with an allowance recorded:	16,700
Total	$44,392

Amount of the allowance for loan losses allocated to impaired loans	$5,398

Amount of charge-offs taken on period end impaired loans	$2,157

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Average of impaired loans during the period	$45,844	$20,898	$10,092
Interest income recognized during impairment	657	480	311
Cash-basis interest income recognized	657	480	311

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 4 - LOANS, NET (continued)

Impaired loans include troubled debt restructurings (TDRs) of $26.8 million and $22.7 million at December 31, 2010 and 2009, respectively. There was an allocated allowance for loan losses of approximately $1.9 million at December 31, 2010.  The balance of troubled debt restructurings with partial charge-offs is not included with year-end loans with an allocated allowance for loan losses. There were no commitments to lend additional amounts on TDRs as of December 31, 2010 and 2009.  See Note 1 “Summary of Significant Accounting Policies, Allowance for Loan Losses” for additional discussion.

During 2010 the Company sold $19.6 million of performing loans and $6.3 million non-performing loans.  The Company recognized a net loss of $24,000 on these sales, excluding related charge-offs on the non-performing loans of $2.7 million.

The Company has originated loans with directors and executive officers and their associates.  These loans totaled approximately $2.7 million and $4.5 million at December 31, 2010 and 2009.  The activity on these loans during the years ended December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
	(Dollars in Thousands)
Beginning balance	$4,471	$2,572
New loans	371	119
Effect of changes in related parties	(1,386)	1,879
Repayments	(753)	(99)
Ending balance	$2,703	$4,471

NOTE 5 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant other unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE – 5   FAIR VALUE (continued)

The Company used the following methods and significant assumptions to estimate fair values:

Investment Securities:
The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate prepayment speeds, loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans
The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3 inputs).

Derivatives
The fair value of derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).

Other Real Estate Owned
Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  An impairment loss is recognized in cases where the carrying amount exceeds the fair value less costs to sell.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE – 5   FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$-	-	$-	-
State and municipal	864	-	864	-
Mortgage-backed securities – residential	41,803	-	41,803	-
Collateralized mortgage obligations – U.S. Gov't	99,689	-	99,689	-
Collateralized mortgage obligations – other	6,734	-	-	6,734
Liabilities:
Interest rate swap	$(202)	$-	$(202)	$-

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE – 5   FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2009 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$15,752	-	$15,752	-
State and municipal	844	-	844	-
Mortgage-backed securities – residential	38,410	-	38,410	-
Collateralized mortgage obligations – U.S. Govt.	102,439	-	102,439	-
Collateralized mortgage obligations – other	20,493	-	19,141	1,352
Liabilities:
Interest rate swap	$(520)	$-	$(520)	$-

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE – 5   FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended:

	Investment
	Securities
	Available-for-sale
	As of December 31
	2010	2009
	(Dollars in Thousands)
Beginning balance of recurring Level 3 assets	$1,352	$-
Total realized and unrealized gains (losses):
Included in earnings – realized	768	-
Included in earnings - unrealized	-	(3,488)
Included in other comprehensive income	(748)	715
Proceeds from maturities and payments, net	(8,046)	(99)
Transfers in to level 3	14,760	4,224
Transfers out of level 3	(1,352)	-
Ending balance of recurring Level 3 assets	$6,734	$1,352

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE – 5   FAIR VALUE (continued)

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values; accordingly the Company determined that debt securities totaling $6.7 million and $1.4 million were more appropriately evaluated as Level 3 assets utilizing discounted cash flow models as of December 31, 2010 and 2009, respectively.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$9,940			$9,940
Impaired loans – collateral dependent	21,938			21,938

	Fair Value Measurements at December 31, 2009 Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,028			$5,028
Impaired loans – collateral dependent	28,773			28,773

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE – 5   FAIR VALUE (continued)

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $21.9 million and $28.8 million, net of a valuation allowance of $3.2 million and $5.4 million, as of December 31, 2010 and 2009, respectively.  Provision for loan losses of $2.4 million and $9.4 million was recorded during the years ended 2010 and 2009 on impaired loans, respectively.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $9.9 million and $5.0 million at December 31, 2010 and 2009, respectively.

NOTE 6 - LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net are summarized as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)
Land	$7,176	$7,176
Buildings and leasehold improvements	11,869	12,016
Furniture, fixtures, and equipment	10,177	9,316
Building and equipment in process	-	152
	29,222	28,660
Accumulated depreciation and amortization	(13,365)	(12,646)

Land, premises and equipment, net	$15,857	$16,014

Depreciation expense was $1.0 million, $1.1 million and $1.1 million for the years ended 2010, 2009 and 2008, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance for goodwill during the periods ended is as follows:

	As of December 31,
	2010	2009
	(Dollars in Thousands)
Beginning of period	$-	$2,811
Increases in goodwill	-	-
Decreases in goodwill - impairment charge	-	2,811
End of period	$-	$-

Goodwill is tested at least annually for impairment, more frequently if events or circumstances indicate impairment may exist.  The recessionary economic conditions significantly affected the banking industry in general, and had an adverse impact on our financial results.  Financial results for 2009 were negatively impacted by an increase in credit losses in our loan portfolio, a lower net interest margin due to increased balances of non-performing loans, recognition of OTTI on certain of our available-for-sale securities and higher loan collection expenses.  Our stock price continued to trade at a price below book value since the fourth quarter of 2008.  Accordingly, an assessment of goodwill impairment was performed during the third quarter of 2009 in advance of the date of normal annual review.  Based on the results of that analysis, an impairment charge of $2.8 million was recorded in the third quarter of 2009, leaving no goodwill on the balance sheet.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (continued)

Core Deposit Intangible Assets

Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2010 and 2009 were as follows:

	2010			2009
	(Dollars in Thousands)
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets:
Core deposit intangibles	$611	$(525)	$86	$611	$(498)	$113

Aggregate amortization expense was $27,000, $33,000 and $38,000 for the years ended 2010, 2009 and 2008.

Estimated amortization expense for each of the next four years ending December 31:

(Dollars in Thousands)

2011	$27
2012	27
2013	27
2014	5
Total	$86

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were approximately $122.2 million and $132.2 million at December 31, 2010 and 2009, respectively.

Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 8 – DEPOSITS (continued)

Scheduled maturities of time deposits at December 31, 2010 were as follows:

As of
December 31, 2010
(Dollars in Thousands)
2011	$151,206
2012	55,171
2013	18,221
2014	8,037
2015	6,417
2016 and beyond	6
$239,058

Brokered certificate of deposits were $51.8 million and $54.7 million at December 31, 2010 and 2009, respectively. Under Atlantic Coast Bank’s Supervisory Agreement with the OTS, dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval.  Per the terms of the agreement the Bank must have no more than $52.5 million of brokered deposits outstanding as of June 30, 2011.  See Note 17 Regulatory Matters for additional discussion.

Deposits from directors, executive officers and their associates at December 31, 2010 and 2009 were approximately $538,000 and $550,000, respectively.

Interest expense on customer deposit accounts is summarized as follows:

	December 31,
	2010	2009	2008
	(Dollars in Thousands)

Interest bearing	$1,107	$1,434	$1,438
Savings & money market	1,683	2,495	4,168
Time	7,214	11,992	15,048

	$10,004	$15,921	$20,654

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At period-end, advances from the Federal Home Loan Bank of Atlanta were as follows:

	Periods ended December 31,
	2010	2009
	(Dollars in Thousands)
Maturities March 2011 through March 2018, fixed at rates from 2.66% to 4.42%, averaging 3.95%	$123,000	$147,694
Maturities Janaury 2012 through December 2013, variable rate at rates from 0.47% to 3.25%, averaging 2.11%	27,000	35,000
Total	$150,000	$182,694

FHLB advances had a weighted-average maturity of 61 months and a weighted-average rate of 3.81% at December 31, 2010.

Fixed-rate advances includes amounts which may be converted by the FHLB, at various designated dates following issuance, from fixed-rate to variable-rate debt, or for certain advances, adjusted to current market fixed rates.  If the FHLB converts the rates the Company has the option of pre-paying the debt, without penalty.  The Company may incur prepayment penalties if the Company prepays the debt.  At year-end 2010 and 2009, the amounts of convertible advances were $110.0 million and $125.0 million, respectively

The advances at December 31, 2010 mature as follows:

(Dollars in Thousands)
2011	$13,000
2012	2,000
2013	25,000
2014	-
2015	20,000
Thereafter	90,000

$150,000

The Company had mortgage, home equity and commercial loans totaling approximately $238.5 million and $446.7 million at December 31, 2010 and 2009 pledged as collateral for the FHLB advances.  At December 31, 2010, the remaining borrowing capacity was $56.4 million.  At December 31, 2010 and 2009 Atlantic Coast Bank owned $10.2 million and $10.0 million, of FHLB stock, respectively, which also secures debts to the FHLB.

The Company refinanced $30 million in FHLB advances during 2008 that resulted in a penalty of approximately $471,000 to be amortized over 5 years, the amortization is reflected in interest expense.   The refinanced borrowing was repaid during 2010 resulting in the accelerated amortization of the $220,000 remaining balance of the prepayment penalty.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 10 – OTHER BORROWINGS

Other borrowings were $5.0 million and $12.2 million at December 31, 2010 and 2009, respectively.   The Company borrowed $5.0 million, at market rates, from another financial institution in June 2010 which is secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC.  Terms of the note are as follows:  8.5% through June 15, 2015, subsequently a rate per annum equal to the greater of 8.5% or the sum of the U.S. Treasury Securities Rate plus 400 basis points, payable in twelve quarterly installments of $250,000 plus interest, commencing on June 15, 2015, and ending on June 30, 2018. The Company’s Executive Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company contributed $2.9 million to Atlantic Coast Bank as additional capital and used the remaining proceeds to pay off the remaining balance of $2.1 million of other borrowings.

The advances at December 31, 2010 mature as follows:

(Dollars in Thousands)
2011	$-
2012	-
2013	-
2014	-
2015	750
Thereafter	4,250
$5,000

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million at December 31, 2010 and 2009.  The counterparty to the Company’s securities sold under agreements to repurchase is exposed to credit risk whenever these instruments are in a liability position as the fair value of the liability exceeds the carrying value.  As a result, the Company collateralized the liability with securities.  At year-end 2010, the Company had $120.4 million in securities posted as collateral for these instruments.  At year-end 2009, the Company had $119.9 million in securities posted as collateral for these instruments.  The Company will be required to post additional collateral if the liability increases.

Regular annual maturities of $26.5 million begin in 2014, with the remaining $66.3 million occurring after 2014.  At maturity, the securities underlying the agreements are returned to the Company.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Information concerning securities sold under agreements to repurchase as of December 31, 2010 and 2009 is summarized as follows:

	2010	2009
	Dollars in Thousands)
Average daily balance	$92,800	$92,800
Average interest rate	5.03%	4.57%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average interest rate at period end	5.04%	4.80%

The securities sold under agreements to repurchase at December 31, 2010 mature as follows:

2011	$-
2012	-
2013	-
2014	26,500
2015	-
Thereafter	66,300
$92,800

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender.  There have been no early terminations.  In the event the Bank’s regulatory capital ratios fall below well capitalized it may be required to provide additional collateral. In the event the capital ratios fall below adequately capitalized the counterparty has the option to call the debt at its fair value.  At December 31, 2010, the fair value of the debt exceeded the carrying value by approximately $11.0 million.  At maturity or termination, the securities underlying the agreements will be returned to the Company.

NOTE 12 - INTEREST RATE SWAPS

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position by mitigating the impact of significant unexpected fluctuations in earnings caused by interest rate volatility or changes in the yield curve. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The Company’s interest rate swap agreements do not qualify for hedge accounting treatment; accordingly changes in fair value are reported in current period earnings.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 12 - INTEREST RATE SWAPS (continued)

Summary information about these interest-rate swaps as of period-end is as follows:

	December 31, 2010	December 31, 2009
	(Dollars in Thousands)
Notional amounts	$25,000	$50,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.34%	0.25%
Weighted average maturity (years)	0.75	1.25
Fair value of interest rate swaps	(202)	(520)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	December 31, 2010		December 31, 2009
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments
Interest rate contracts	Accrued expenses and other liabilities	$(202)	Accrued expenses and other liabilities	$(520)

Total interest rate swaps not designated as hedging instruments
Total interest rate swaps		$(202)		$(520)

The effect of interest rate swaps for the years ended December 31, 2010 and 2009 are as follows:

		Years Ended December 31,
		2010	2009
	Location of Gain or (Loss)	(Dollars in thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments
Interest rate contracts	Other	$(107)	$(264)

Total		$(107)	$(264)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 12 - INTEREST RATE SWAPS (continued)

The fair value of the interest rate swap agreements is reflected in other liabilities with a corresponding charge to income recorded as a reduction of non-interest income.

NOTE 13 - EMPLOYEE BENEFITS

Defined Contribution Plan:  Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company.  Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum of $16,500 with a company match equal to 50% of the first 6% of the compensation contributed .For the years ended December 31, 2010, 2009 and 2008, the total plan expense was $68,000, $5,000 and $163,000, respectively.  The Company re-instituted its matching program in April 2010, which had been suspended beginning in first quarter of 2009.

Supplemental Executive Retirement Plan (SERP) and Director Retirement Plan:  Prior to 2009, the Company awarded a SERP to certain executive officers and senior officers and provided a director retirement plan covering all non-employee members of the Board.  Under the SERP, the Company provided supplemental retirement plans for certain officers beginning after one year of service.  These plans generally provide for the payment of supplemental retirement benefits over a period of fifteen (15) to twenty (20) years after retirement.  Vesting generally occurs over a six (6) to ten (10)-year period.

For the years ended December 31, 2010, 2009 and 2008, expense (income) for the supplemental retirement plans totaled $0, $(2,472,000) and $843,000, respectively.  There was no accrued liability for the plans at December 31, 2010 and 2009.

Under the Director Retirement Plan, directors were provided monthly benefits for a period of ten years following retirement.  For the years ended December 31, 2010, 2009 and 2008, the expense (income) for the plan was $0, $(212,000), and $8,000, respectively.  The related plan liability was $0 at December 31, 2010 and 2009.

The Company's Board of Directors voted in December 2009 to rescind a decision made earlier in 2009 to terminate the Company's SERPs for directors, executive officers and other senior officers in a cost reduction move.  With the termination of those plans, the Company would have been required to distribute the accrued liabilities totaling approximately $3.8 million to SERP participants as early as May 2010 if certain financial conditions existed.  However, the Company obtained the consent of each SERP participant to release the Company from liabilities for vested benefits under the plans (except for those of a deceased former officer), which enabled the Company to reverse previous SERP costs totaling approximately $3.0 million pre-tax in the fourth quarter of 2009.  In exchange for the release of the aforementioned liabilities, the Company has awarded new SERP benefits to the same participants, the vesting and value of which is contingent upon the successful completion of a second-step conversion at some future date or the occurrence of certain other events.  Accordingly, no expense for the reinstated SERPs will be recorded until such time as the Company is able to determine the likelihood and value of the reorganization and conversion, through which the Company's shares will become 100% publicly held or the occurrence of certain other events.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 13 - EMPLOYEE BENEFITS (continued)

On February 3, 2011, the Company completed its second step conversion (see NOTE 23). Under the SERP agreements entered into by the Company in December 2009 for directors, executive officer and other senior officers the completion of the second-step conversion triggers partial vesting by executive officers and full vesting by members of the Board of Directors. The estimated liability for this vesting is approximately $700,000 and will be recorded in the first quarter of 2011.

Deferred Director Fee Plan:  A deferred director fee compensation plan covers all non-employee directors.  Under the plan directors may defer director fees.  These fees are expensed as earned and the plan accumulates the fees plus earnings.  At December 31, 2010 and 2009, the liability for the plan was $223,000 and $186,000, respectively.

Split Dollar Life insurance agreement:  The Company entered into a Split Dollar Life insurance agreement with certain executive officers recognizing an (income) expense of $(17,000), $41,000 and $466,000 for the years ended 2010, 2009 and 2008, respectively.  The 2008 expense includes $419,000 associated with death of a senior officer of the Company during 2008.  The related liability was $114,000 and $132,000 at December 31, 2010 and 2009, respectively.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees with an effective date of January 1, 2004.  The ESOP purchased 465,520 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,655,200 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis.  An employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service.  Company dividends on allocated shares will be paid to employee accounts.  Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP were $568,000, $568,000 and $628,000 for the years ended 2010, 2009 and 2008. Contributions include approximately $0 and $5,000 in dividends on unearned shares in 2010 and 2009, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Compensation expense for shares committed to be released under the Company's ESOP was $100,000, $230,000 and $371,000 for the years ended 2010, 2009 and 2008, respectively.  Shares held by the ESOP as of December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009

Allocated to eligible employees	325,864	279,312
Unearned	139,656	186,208
Total ESOP shares	465,520	465,520
	(Dollars in Thousands)
Fair value of unearned shares	$244	$281

On February 3, 2011, the Company completed its second step conversion (see NOTE 23). As part of the conversion, the Company loaned $684,340 to the trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.  The Company’s loan to the ESOP was combined with the remaining debt and payable over 20 years. Further, the Plan was modified such that unearned shares held by the plan will be allocated over the term of the debt.

NOTE 15 - STOCK-BASED COMPENSATION

In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the “Stock Option Plan”).  The compensation cost that has been charged against income for the Recognition Plan for the years ended December 31, 2010, 2009 and 2008 was $387,000, $647,000 and $790,000, respectively. The compensation cost that has been charged against income for the Stock Option Plan for the years ended December 31, 2010, 2009 and 2008 was $226,000, $314,000 and $397,000, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 15- STOCK-BASED COMPENSATION (continued)

The Recognition Plan
The Recognition Plan permits the Company’s board of directors to award up to 285,131 shares of its common stock to directors and key employees designated by the board. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date; accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant.  The second step conversion completed February 3, 2011 was not considered a change in control. Any awarded shares which are forfeited are returned to the Company and can be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested. There were 394 shares remaining to be awarded as of December 31, 2010.

The Company’s board of directors awarded 7,000 shares of common stock available under the Recognition Plan during the year ended December 31, 2010; there were no awards during the years ended December 31, 2009 and 2008.  A summary of the status of the shares of the Recognition Plan at December 31, 2010, is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2010	57,728	$17.25
Granted	7,000	2.94
Vested	(48,709)	13.34
Forfeited	-	-

Non-vested at December 31, 2010	16,019	$8.53

The weighted average grant-date fair value of non-vested shares was $8.53 and $17.25 at December 31, 2010 and 2009, respectively. There was $137,000 and $996,000 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2010 and 2009, respectively.  The expense is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $650,000 and $640,000, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 15- STOCK-BASED COMPENSATION (continued)

The Stock Option Plan
The Stock Option Plan permits the Company’s board of directors to grant options to purchase up to 712,827 shares of its common stock to the Company’s directors and key employees. Under the terms of the Stock Option Plan, granted stock options have a contractual term of 10 years from the date of grant, with an exercise price equal to the market price of the Company’s common stock on the date of grant.  Key employees are eligible to receive incentive stock options or non-qualified stock options, while outside directors are eligible for non-statutory stock options only.

The Stock Option Plan also permits the Company’s board of directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (The Limited SAR). The Limited SARs are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The second step conversion completed February 3, 2011 was not considered a change in control.  The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs.  There were 61,864 stock options remaining to be awarded as of December 31, 2010.

During the year ended December 31, 2010 the Company’s board of directors awarded 167,000 of incentive stock options; there were no incentive stock option awards during 2009.

A summary of the option activity under the Stock Option Plan as of December 31, 2010 and December 31, 2009, and changes for the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)

Outstanding at beginnng of year	472,345	$13.94
Granted	167,000	2.70
Exercised	-	-
Forfeited	(42,330)	13.21

Outstanding at December 31, 2010	597,015	$15.51	5.3	$-

Vested or expected to vest	569,963	$13.91	5.3	$-

Exercisable at year end	464,589	$13.91	5.0	$-

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 15- STOCK-BASED COMPENSATION (continued)

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in thousands)

Outstanding at beginnng of year	559,101	$13.72
Granted	-	-
Exercised	-	-
Forfeited	(86,756)	12.46

Outstanding at December 31, 2009	472,345	$13.94	6.0	$-

Vested or expected to vest	452,106	$13.94	6.0	$-

Exercisable at year end	373,182	$13.88	5.7	$-

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions.  Due to the somewhat limited daily trading volume of shares of our Company stock, the volatility of the SNL thrift index was used in lieu of the historical volatility of our Company stock.  The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of the grant.  The expected life of the options is estimated based on historical employee behavior and represents the period of time that options are expected to remain outstanding.  These weighted assumptions are summarized in the following table:

	2010	2009	2008
Intrinsic value of options exercised	$-	$-	$-
Cash received from option exercises	-	-	-
Tax benefit realized from option exercises	-	-	-
Risk-free interest rate	2.16%	-	3.28%
Volatility of Company’s stock	23.90%	-	22.26%
Expected dividend yield	0.00%	-	3.73%
Expected life of options	6 years	-	6 years

Weighted average fair value of options granted	$0.76	$-	$1.35

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 15- STOCK-BASED COMPENSATION (continued)

The Company has a policy of satisfying share option exercises by issuing shares from Treasury stock obtained from its stock repurchase programs.

As of December 31, 2010, there was $148,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  As of December 31, 2009, there was $290,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3.6 years.

NOTE 16 – INCOME TAXES

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Current - Federal	$-	$-	$-
Current - State	-	10	15
Deferred - Federal	(4,988)	(8,064)	(3,248)
Deferred - State	(418)	(1,224)	(484)
Change in federal valuation allowance	4,988	14,169	-
Change in state valuation allowance	418	1,219	484
Total	$-	$6,110	$(3,233)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 16 – INCOME TAXES (continued)

The effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2010	2009	2008
Income taxes at Current	(Dollars in Thousands)
Statutory rate of 34%	$(4,827)	$(7,896)	$(2,066)
Increase(decrease) from
State income tax, net of Federal tax effect	(418)	(1,282)	(492)
Tax-exempt income	(10)	(31)	(49)
Increase in cash surrender value of BOLI	(263)	(215)	(310)
Proceeds from life insurance in excess of BOLI	-	-	(920)
Stock option expense	54	75	103
Change in federal valuation allowance	4,988	14,169	-
Change in state valuation allowance	418	1,219	484
Other, net	58	71	17

Income tax (benefit) expense	$-	$6,110	$(3,233)

Effective tax rate	0.0%	26.3%	53.2%

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 16 – INCOME TAXES (continued)

Deferred tax assets and liabilities were due to the following:

	December 31,
	(Dollars in Thousands)
	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,071	$5,248
Depreciation	-	93
Deferred compensation arrangements	494	446
Other real estate	285	118
Net operating loss carryforward	13,615	6,630
Net unrealized loss on interest rate swaps	77	198
Deferred loan fees	1,038	1,128
Interest income on non-accrual loans	34	268
Accrued expenses	7	133
Acquired customer intangibles	621	654
Security write-downs	570	1,697
AMT Carryforward	71	71
Donation Carryforward	61	56
Gain on inter-company sale transaction	24	32
Other	212	-

Total defered tax assets	$22,180	$16,772

Valuation allowance - Federal	(18,523)	(14,169)
Valuation allowance - State	(2,435)	(2,027)

Total defered tax assets, net of valuation allowance	1,222	576

Deferred tax liability:
Net unrealized gain on AFS securities	(738)	(93)
Depreciation	(1)	(237)
Deferred loan costs	(133)	(224)
Prepaid expenses	(332)	-
Other	(18)	(22)
Total defered tax liability	(1,222)	(576)

Net deferred tax (liability) asset	$-	$-

The Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 16 – INCOME TAXES (continued)

A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax planning strategies and assessments of the current and future economic and business conditions.  Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards.

At December 31, 2010, the Company evaluated the expected realization of its federal and state net deferred tax assets which, prior to a valuation allowance, totaled $21.0 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards.  Based on this evaluation it was concluded a full valuation allowance of $21.0 million continues to be required for the net federal and state deferred tax assets.  This valuation allowance fully offset the benefit in income taxes that would have been recognized for the twelve months ended December 31, 2009.  The realization of the deferred tax asset is dependent upon generating taxable income.  At December 31, 2009, the Company evaluated the expected realization of its net federal and state deferred tax assets which, prior to a valuation allowance, totaled $16.2 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards.  Based on this evaluation it was concluded a valuation allowance equal to $16.2 million was required for the federal and state deferred tax assets.  This valuation allowance was recognized as a charge to income tax expense for the twelve months ended December 31, 2009.  The realization of the deferred tax asset is dependent upon generating taxable income.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

The Company has a federal net operating loss carryforward of $33.6 million which begins to expire in 2019.  There is a valuation allowance of $11.5 million on this carryforward. The Company has a state net operating loss carryforward of $56.8 million which begins to expire in 2026. The Company maintains a valuation allowance on $2.1 million of the loss.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 17 - REGULATORY MATTERS

Atlantic Coast Bank is subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, as well as other factors, and the regulators can lower classifications in certain cases.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.  The prompt corrective action regulations provide for five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

					Required
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total capital (to risk weighted assets)	$52.1	10.1%	$41.4	8.0%	$51.8	10.0%
Tier 1 (core) capital (to risk weighted assets)	45.6	8.8%	20.7	4.0%	31.1	6.0%
Tier 1 (core) capital (to adjusted total assets)	45.6	5.5%	33.1	4.0%	41.3	5.0%

As of December 31, 2009
Total capital (to risk weighted assets)	$62.6	11.4%	$43.8	8.0%	$54.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	55.7	10.2%	21.9	4.0%	32.8	6.0%
Tier 1 (core) capital (to adjusted total assets)	55.7	6.1%	36.2	4.0%	45.3	5.0%

At December 31, 2010 and December 31, 2009, Atlantic Coast Bank was classified as "well capitalized."  There are no conditions or events since December 31, 2010 that management believes have changed the classification.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Bank must convert to a commercial bank charter.  Management believes this test was met at December 31, 2010 and 2009.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 17 - REGULATORY MATTERS (continued)

Banking regulations limit capital distributions by savings associations.  Generally, capital distributions are limited to undistributed net income for the current and prior two years.  During 2010, Atlantic Coast Bank could not declare any dividends without prior approval of the OTS.  Payment of dividends by Atlantic Coast Federal Corporation is largely dependent on the ability of Atlantic Coast Bank to pay dividends.

The following is a reconciliation of Atlantic Coast Bank's equity under accounting principles generally accepted in the  United States of America to regulatory capital as of December 31, 2010 and 2009:

	2010	2009
	(Dollars in Thousands)
GAAP equity	$47,676	$56,136
Intangible assets	(86)	(113)
Unrealized (gain) loss on securities available for sale	(1,993)	(327)
Tier 1 Capital	45,597	55,696
General allowance for loan and lease losses	6,522	6,857

Total capital	$52,119	$62,553

Effective December 10, 2010, the Company, the Bank and the OTS entered into supervisory agreements.  The agreements provide, among other things, that:

•
the Bank must not purchase additional bank-owned life insurance (“BOLI”) or increase its investment in existing BOLI policies until the Bank’s BOLI exposure is within regulatory guidelines of 25% of total capital;

•
the Bank must comply with regulations limiting its ability to accept, renew or roll over brokered deposits without receiving the written non-objection of the OTS, including reducing its level of brokered deposits to $52.5 million by June 30, 2011;

•	the Bank and the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers;

•
the Bank will not be permitted to declare a dividend or make any other capital distributions without the prior written approval of the OTS, and the Company cannot declare or pay dividends or make any other capital distributions without prior written OTS approval;

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 17 - REGULATORY MATTERS (continued)
•
the Bank and the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the OTS;

•
the Bank may not enter into any arrangement or contract with a third party service provider that is significant to the financial condition of the Bank or outside of its normal course of business unless the OTS has received 30 days prior written notice of such contract or arrangement and issued its written non-objection;

•	the Bank and the Company may not make any golden parachute payment or prohibited indemnification payment without OTS prior written approval;

•
the Bank will not be permitted to increase its total assets during any quarter in excess of an amount equal to the net interest credited on deposit liabilities during the prior quarter, without the prior written non-objection of the OTS;

•	the Bank may not engage in any transactions with affiliates without providing 30 days advance written notice to the OTS and receiving its written non-objection; and

•
the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the OTS.

•	In addition the Bank agreed to revise or update certain policies over loan concentrations and modification and submit regular reports regarding its business plan and variance to those plans.

The Company has also been informed that in a separate agreement, the OTS will impose an Individual Minimum Capital Requirement for the Bank that will require the Bank to achieve and maintain levels of capital greater than those required for a federal savings bank to be classified as well-capitalized.  The Bank anticipates, based upon discussions with the OTS that the Individual Minimum Capital Requirement will require that Atlantic Coast Bank reach a certain level of core capital by two different dates with the core capital percentage increasing between the two dates. The Bank must maintain these levels until the OTS removes the requirement. Until the Individual Minimum Capital Requirement is finalized, the Bank will not know with certainty the precise capital levels it will be required to reach and maintain or the exact dates when the Bank will need to meet such requirements.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 17 - REGULATORY MATTERS (continued)

Under OTS policy, the Company may not commence a supplemental offering until six months after the completion of the conversion offering, and any offering of the Company’s common stock (public or private) initiated by the Company within 18 months following the completion of the conversion offering is subject to OTS review and written non-objection, unless the Company obtains a waiver from the OTS.  As a result, the Company may need to reduce its asset size in order to meet the Individual Minimum Capital Requirement, which may reduce its earnings.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The principal commitments as of December 31 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)
Undisbursed portion of loans closed	$7,015	$4,128
Unused lines of credit and commitments to fund loans	52,682	54,089

At December 31, 2010, the undisbursed portion of loans closed was primarily unfunded residential construction loans with fixed and variable rates ranging from 3.25% to 7.5%. At December 31, 2010, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments.  The fixed rate commitments totaled $35.0 million and had interest rates that ranged from 3.75% to 18%; variable rate commitments totaled $24.7 million and had interest rates that ranged from 3% to 8.25%.

At December 31, 2009, the undisbursed portion of loans closed was primarily unfunded residential construction loans with fixed and variable rates ranging from 3.5% to 7.5%. At December 31, 2009, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments.  The fixed rate commitments totaled $27.9 million and had interest rates that ranged from 5% to 18%; variable rate commitments totaled $26.2 million and had interest rates that ranged from 2.5% to 9.9%.

As of December 31, 2010 and 2009, the Company had fully secured outstanding standby letters of credit commitments totaling $170,000 and $263,000, respectively.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

Since certain commitments to make loans, provide lines of credit, and to fund loans in process expire without being used, the amount does not necessarily represent future cash commitments.  In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments.  The Company follows the same credit policies to make such commitments as is followed for those loans recorded on the consolidated balance sheet.

The Company has employment agreements with its executive chairman, chief operating officer (“COO”), chief financial officer (“CFO”) and chief risk officer.  Under the terms of the agreement, certain events leading to a change in control, or separation from the Company, could result in cash payments equal to 2.99 times the salary of the executive chairman, COO and CFO, and 1.00 times the salary of the chief risk officer.  Since payments are contingent upon certain events, the Company accrues for no liability.  The second step conversion completed February 3, 2011 was not considered a change in control.

The Company maintained a line of credit with one financial institution for $7.5 million as of December 31, 2010.  The Company maintained a line of credit with two financial institutions that totaled $8.5 million as of December 31, 2009. There were no balances outstanding as of December 31, 2010 and 2009.

The Company has operating leases in place for two business locations and certain ordinary office equipment. Lease payments over the next 5 years are approximately $1.7 million.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 19 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(Dollars in Thousands, Except Share Information)
Basic

Net loss	$(14,196)	$(29,335)	$(2,845)
Weighted average common shares outstanding	13,379,441	13,423,499	13,557,869
Less: Average unallocated ESOP shares	(185,953)	(232,632)	(278,930)
Average unvested restricted stock awards	(38,670)	(86,166)	(144,164)

Average Shares	13,154,818	13,104,701	13,134,775

Basic loss per common share	$(1.08)	$(2.24)	$(0.22)

Diluted
Net loss	$(14,196)	$(29,335)	$(2,845)

Weighted average common shares outstanding	13,154,818	13,104,701	13,134,775
Add:Dilutive effects of assumed exercise of stock options	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-

Average shares and dilutive potential common shares	13,154,818	13,104,701	13,134,775

Diluted loss earnings per common share	$(1.08)	$(2.24)	$(0.22)

There was no dilutive effect for the years ended 2010, 2009 and 2008 as each period had a net loss.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the years ended 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
	(Dollars in Thousands)
Net loss	$(14,196)	$(29,335)	$(2,845)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	2,167	1,122	(37)
Less reclassification adjustments for (gains) losses recognized in income	(1,654)	(383)	(650)
Net unrealized (losses) gains	513	739	(687)
Income tax effect	28	(283)	275
Net of tax amount	541	456	(412)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	1,606	4,475	-
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	(423)	(4,467)	-
Income tax effect	65	(4)	-
Net of tax amount	1,248	4	-

Total other comprehensive income (loss)	1,789	460	(412)

Comprehensive loss	$(12,407)	$(28,875)	$(3,257)

As of December 31, 2010 and 2009 accumulated other comprehensive income includes $689,000 and $148,000 related to net unrealized gains (losses) on securities available for sale.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$8,550	$8,550	$37,144	$37,144
Loans held for sale	49,318	49,388	8,990	8,990
Loans, net	549,752	561,189	614,371	614,229
Federal Home Loan Bank stock	10,158	n/a	10,023	n/a
Accrued interest receivable	2,842	2,842	3,261	3,261

FINANCIAL LIABILITIES
Deposits	528,497	530,439	555,444	557,094
Securities sold under agreements to repurchase	92,800	103,780	92,800	102,537
Federal Home Loan Bank advances	150,000	164,467	182,694	201,227
Other borrowings	5,000	5,000	12,200	12,200
Accrued interest payable	1,175	1,175	1,318	1,318
 The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering the need for adjustments for market illiquidity.  Fair value of loans held for sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt (FHLB advances and securities sold under agreements to repurchase) is based on current rates for similar financing. It was not practicable to determine the fair vale of FHLB stock due to restrictions placed on its transferability.  Fair value of other borrowings is based on current rates for similar financing.  The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED BALANCE SHEETS
December 31, 2010 and 2009

	As of December 31,
	2010	2009
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$2,441	$1,598
Securities available for sale	1,035	1,469
Investment in subsidiary	47,676	54,803
Note receivable from ESOP	1,619	2,124
Other assets	165	712

Total assets	$52,936	$60,706

Borrowed funds	$6,495	$3,943
Other accrued expenses	1,650	222
Total stockholders'equity	44,791	56,541

Total liabilities and stockholders' equity	$52,936	$60,706

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION  (continued)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009 and 2008

	Years ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Net interest (expense) income	$(115)	$230	$543

Non-interest income (expense):
Gain (loss) on sale of securities	(49)	(129)	63
Impairment loss	(341)	(1,158)	-
Other	428	211	(14)
Equity in net loss of subsidiary	(13,027)	(26,652)	(2,780)
	(12,989)	(27,728)	(2,731)

Non-interest expense	1,092	1,837	657

Net loss	$(14,196)	$(29,335)	$(2,845)

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)
ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in Thousands)
Cash flow from operating activities
Net loss	$(14,196)	$(29,335)	$(2,845)
Adjustments:
Net depreciation and amortization	(10)	(6)	10
(Gain) loss on sale of securities	49	129	(10)
Other than temporary impairment	341	1,158	-
Net change in other assets	(843)	1,169	1,292
Net change in other liabilities	1,428	(589)	156
Share-based compensation expense	613	1,081	1,077
Equity in undistributed loss of subsidiary	13,027	26,652	2,780
Net cash from operating activities	409	259	2,460

Cash flow from investing activities
Purchase of securities available for sale	-	-	(8,537)
Proceeds from maturities and repayments of
securities available for sale	331	593	6,268
Proceeds from the sale of securities available for sale	-	1,082	4,134
Purchase of bank owned life insurance	-	-	2,161
Life insurance proceeds in excess of CSV	-	-	2,634
Contribution to Bank subsidiary	(2,900)	(3,796)	(6,423)
Payments received on ESOP loan	506	484	418
Expenditures on premises and equipment	1	1	(3)
Net change in other interest bearing deposits at subsidiary	-	-	-
Net cash from investing activities	(2,062)	(1,636)	652

(Continued)

ATLANTIC COAST FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

ATLANTIC COAST FEDERAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in Thousands)
Cash flow from financing activities
Advances from Atlantic Coast Bank	-	-	818
Other borrowings	5,000	2,407	-
Repayments of other borrowings	(2,200)	-	-
Shares relinquished	(21)	(17)	(60)
Treasury stock purchased	(35)	(29)	(1,841)
Capital contribution	-	400	-
Repayments to Atlantic Coast Bank	(248)	-	-
Dividends paid	-	(89)	(2,432)
	-	(89)	(2,432)
Net cash from financing activities	2,496	2,672	(3,515)

Net change in cash and cash equivalents	843	1,295	(403)

Cash and cash equivalents at beginning of period	1,598	303	706

Cash and cash equivalents at end of period	$2,441	$1,598	$303

(Continued)

NOTE 23 - STOCK CONVERSION

On August 2, 2010, the Board of Directors of Atlantic Coast Federal Corporation amended the plan previously approved on June 16, 2010, to convert the Mutual Holding Company from the mutual to stock form of organization.  The Mutual Holding Company is a federally chartered mutual holding company and currently owns approximately 65%, of the outstanding shares of common stock of the Company, which owns 100% of the issued and outstanding shares of the capital stock of Atlantic Coast Bank (the "Bank").  Pursuant to the terms of Atlantic Coast Federal, MHC’s plan of conversion and reorganization, Atlantic Coast Federal, MHC would convert from the mutual holding company to the stock holding company corporate structure.  As part of the conversion, we will offer for sale in a subscription offering, and in a community and/or a syndicated community offering, the majority ownership interest of Atlantic Coast Federal Corporation that was owned by Atlantic Coast Federal, MHC.  Upon the completion of the conversion and offering, Atlantic Coast Federal, MHC ceased to exist, and we completed the transition from partial to full public stock ownership.  Upon completion of the conversion, existing public stockholders of Atlantic Coast Federal Corporation received shares of common stock of Atlantic Coast Financial Corporation in exchange for their shares of Atlantic Coast Federal Corporation common stock in order to maintain the public stockholders’ existing percentage ownership in our organization (excluding any new shares purchased by them in the offering).

On February 3, 2011, the second step conversion of Atlantic Coast Federal MHC into a stock holding company structure and related stock offering of this new stock holding company was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion the Company sold 1,710,857 shares of common stock at $10 shares, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan. In addition, pursuant to an exchange ratio of .1960 the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor, for 918,324 shares of Atlantic Coast Financial Corporation, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering.  Net proceeds of $11.4 million were raised in the stock offering, excluding $684,000 which was loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.

Under OTS policy, the Company may not commence a supplemental offering until six months after the completion of the conversion offering, and any offering of the Company’s common stock (public or private) initiated by the Company within 18 months following the completion of the conversion offering is subject to OTS review and written non-objection, unless the Company obtains a waiver from the OTS.  As a result, the Company may need to reduce its asset size in order to meet the Individual Minimum Capital Requirement, which may reduce its earnings.

(Continued)

NOTE 23 - STOCK CONVERSION (continued)

The following table sets forth pro forma capital ratios as of December 31, 2010 for the Bank, after giving effect to the above-mentioned stock conversion:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total capital (to risk weighted assets)	$60.1	11.5%	$41.7	8.0%	$52.1	10.0%
Tier 1 (core) capital (to risk weighted assets)	53.6	10.3%	20.8	4.0%	31.2	6.0%
Tier 1 (core) capital (to adjusted total assets)	53.6	6.4%	33.4	4.0%	41.7	5.0%

The following table sets forth pro forma earnings (loss) per share for the year ended December 31, 2010 for the Company, after giving effect to the above-mentioned stock conversion ratio of 0.1960:

2010
Basic	(Dollars in Thousands, Except Share Information)

Net loss	$(14,196)
Weighted average common shares outstanding	2,622,478
Less: Average unallocated ESOP shares	(36,448)
Average unvested restricted stock awards	(7,580)

Average Shares	2,578,450

Basic loss per common share	$(5.51)

Diluted
Net loss	$(14,196)

Weighted average common shares outstanding	2,578,450
Add:Dilutive effects of assumed exercise of stock options	-
Dilutive effects of full vesting of stock awards	-

Average shares and dilutive potential common shares	2,578,450

Diluted loss per common share	$(5.51)

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) ) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s report on internal control over financial reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

 (c) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(d)) that occurred during the quarter ended December 31, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

Not applicable.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

 Item 11 Executive Compensation.
Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13 Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14 Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)  Documents filed as a part of this report

1.            Consolidated financial statements.

The consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

2.            Financial statement schedules.

The following information is filed as part of this Form 10-K and should be read should be read in conjunction with the consolidated financial statements contained in Item 8:

Reports of Independent Registered Public Accounting Firms

All other schedules have been omitted because they were not applicable or because the required information has been included in the consolidated financial statements or notes thereto.

Exhibits

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation 1
3.2	Bylaws of Atlantic Coast Financial Corporation 1
4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation 1
10.1	Employee Stock Ownership Plan 1
10.2	Employment Agreement with Robert J. Larison, Jr. 2
10.3	Employment Agreement with Thomas B. Wagers, Sr. 2
10.4	Employment Agreement with Phillip Buddenbohm 2
10.5	Non-compete and Non-Solicitation Agreement with Robert J. Larison, Jr. 3
10.6	Fifth Amended and Restated Supplemental Executive Retirement Agreement with Robert J. Larison, Jr. 4
10.7	Amended and Restated 2005 Director Retirement Plan 1
10.8	Atlantic Coast Financial Corporation 2005 Stock Option Plan 5
10.9	Atlantic Coast Financial Corporation 2005 Recognition and Retention Plan 5
10.10	Split Dollar Life Insurance Agreement with Robert J. Larison, Jr. 6
10.11	Split Dollar Life Insurance Agreement with Thomas B. Wagers, Sr. 7
10.12	Atlantic Coast Federal Corporation 2008 Executive Deferred
Compensation Plan 8
10.13	Third Amended and Restated Supplemental Executive Retirement Agreement with Thomas B. Wagers, Sr. 4
10.14	Employment Agreement with Jay S. Sidhu 9
10.15	Non-compete and Non-Solicitation Agreement with Thomas B. Wagers, Sr. 2
10.16	Atlantic Coast Federal Corporation Employee Stock Purchase Plan 10
10.17	Atlantic Coast Federal Corporation Director Stock Purchase Plan 10
10.18	Atlantic Coast Federal Corporation Amended and Restated 2005 Director Deferred Fee Plan 11
10.19	Atlantic Coast Federal Corporation Amended and Restated 2007 Director Deferred Compensation Plan for Equity 12
10.20	Atlantic Coast Bank Director Emeritus Plan 13
10.21	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan 14
21	Subsidiaries of Registrant
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).

2	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on May 14, 2010.

3	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on December 17, 2009.

4
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).

5
Incorporated by reference to Atlantic Coast Federal Corporation’s Registration Statement on Form S-8 originally filed with the Securities and Exchange Commission on July 25, 2005 (Registration No. 333-126861).

6	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.

7	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on January 7, 2010.

8	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report originally filed with the Securities and Exchange Commission on February 12, 2008.

9
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).

10	Incorporated by reference to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2010.

11	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report originally filed with the Securities and Exchange Commission on March 31, 2009.

12	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report originally filed with the Securities and Exchange Commission on March 31, 2009.

13	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report originally filed with the Securities and Exchange Commission on March 31, 2009.

14
Incorporated by reference to the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
Date: March 31, 2011	By:	/s/ G. Thomas Frankland
G. Thomas Frankland
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ G. Thomas Frankland	By:	/s/ Thomas B. Wagers, Sr.
	G. Thomas Frankland President, Chief Executive Officer and Director (Principal Executive Officer) Date: March 31, 2011		Thomas B. Wagers, Sr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Executive) Date: March 31, 2011

By:	/s/ Thomas F. Beeckler	By:	/s/ Fred D. Franklin, Jr.
	Thomas F. Beeckler Director		Fred D. Franklin, Jr. Director
	Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Charles E. Martin, Jr.	By:	/s/ W. Eric Palmer
	Charles E. Martin, Jr. Director		W. Eric Palmer Director
	Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Robert J. Smith	By:	/s/ Forrest W. Sweat, Jr.
	Robert J. Smith Director		Forrest W. Sweat, Jr. Director
	Date: March 31, 2011		Date: March 31, 2011

By:	/s/ H. Dennis Woods	By:	/s/ Robert J. Larison, Jr.
	H. Dennis Woods Director		Robert J. Larison, Jr. Chief Operating Officer and Director
	Date: March 31, 2011		Date: March 31, 2011

By:	/s/ Jay Sidhu	By:
	Jay Sidhu Director		Bhanu Choudhrie Director
	Date: March 31, 2011		Date: March 31, 2011

(THIS PAGE INTENTIONALLY LEFT BLANK)