Form 10-Q
period 2011-03-31
Atlantic Coast Financial CORP
filed 2011-05-16
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
 YES ☐  NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer   ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Stock, $0.01 Par Value	2,629,181 shares

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults upon Senior Securities	58
Item 4.	Removed and reserved	58
Item 5.	Other Information	58
Item 6.	Exhibits	58

Form 10-Q	Signature Page	59

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(Dollars in Thousands, Except Share Information)
(unaudited)

	2011	2010
ASSETS
Cash and due from financial institutions	$5,421	$4,072
Short-term interest-earning deposits	6,397	4,478
Total cash and cash equivalents	11,818	8,550
Securities available for sale	156,995	149,090
Loans held for sale	35,011	49,318
Loans, net of allowance of $13,563 at March 31, 2011 and $13,344 at December 31, 2010	537,734	549,752
Federal Home Loan Bank stock, at cost	10,158	10,158
Land, premises and equipment, net	15,676	15,857
Bank owned life insurance	23,766	23,578
Other real estate owned	9,213	9,940
Accrued interest receivable	2,727	2,842
Other assets	7,003	8,357

Total assets	$810,101	$827,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$37,166	$35,941
Interest-bearing demand	75,343	71,710
Savings and money market	183,432	181,788
Time	211,765	239,058
Total deposits	507,706	528,497
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	145,000	150,000
Other borrowings	3,309	5,000
Accrued expenses and other liabilities	6,419	6,354
Total liabilities	755,234	782,651

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 25,000,000 shares authorized at March 31, 2011, 2,000,000 authorized December 31, 2010, none issued	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, shares issued 2,629,181 at March 31, 2011; 18,000,000 shares authorized, shares issed 14,813,469 at December 31, 2010	26	148
Additional paid in capital	56,230	61,406
Unearned employee stock ownership plan (ESOP) shares of 95,807 at March 31, 2011 and 139,656 at December 31, 2010	(2,055)	(1,397)
Retained earnings	(842)	2,581
Accumulated other comprehensive income related to AFS securities	542	689
Accumulated other comprehensive income related to OTTI non credit issues	1,417	1,252
Treasury stock, at cost, 45,146 shares at March 31, 2011 and 1,398,503 at December 31, 2010	(451)	(19,888)
Total stockholders' equity	54,867	44,791

Total liabilities and stockholders' equity	$810,101	$827,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(Dollars in Thousands, Except Share Information)
(unaudited)

	2011	2010
Interest and dividend income
Loans, including fees	$8,562	$9,190
Securities and interest-earning deposits in other financial institutions	1,232	2,012
Total interest and dividend income	9,794	11,202

Interest expense
Deposits	1,689	2,820
Federal Home Loan Bank advances	1,411	1,554
Securities sold under agreements to repurchase	1,173	1,148
Other borrowings	216	45
Total interest expense	4,489	5,567

Net interest income	5,305	5,635

Provision for loan losses	2,797	3,722

Net interest income after provision for loan losses	2,508	1,913

Non-interest income
Service charges and fees	914	869
Gain on sale of loans held for sale	395	104
Loss on sale of portfolio loans	-	(273)
Gain on sale of securities available for sale	129	-
Other than temporary impairment loss:
Total impairment loss	(275)	(700)
Portion of loss recognized in other comprehensive income	165	625
Net impairment loss recognized in earnings	(110)	(75)
Bank owned life insurance earnings	188	178
Interchange fees	249	222
Other	124	64
Total non-interest income	1,889	1,089
Non-interest expense
Compensation and benefits	3,972	2,570
Occupancy and equipment	583	554
FDIC insurance premiums	396	449
Foreclosed assets, net	(42)	92
Data processing	393	255
Outside professional services	489	359
Collection expense	899	393
Other	1,130	1,089
Total non-interest expense	7,820	5,761

Loss before income tax expense	(3,423)	(2,759)

Income tax expense	-	-

Net loss	$(3,423)	$(2,759)

Loss per common share:
Basic	$(1.36)	$(1.07)
Diluted	$(1.36)	$(1.07)

Dividends declared per common share	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2011
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the three months ended March 31, 2011

Balance at January 1, 2011	$148	$61,406	$(1,397)	$2,581	$1,941	$(19,888)	$44,791

Second-step conversion and offering	(122)	(5,223)	(684)	-	-	19,799	13,770

ESOP shares earned, 1,198 shares	-	(14)	26	-	-	-	12

Management restricted stock expense	-	31	-	-	-	-	31

Stock options expense	-	16	-	-	-	-	16

Shares purchased for Rabbi Trust	-	14	-	-	-	(362)	(348)

Comprehensive income (loss):
Net loss	-	-	-	(3,423)	-	-	(3,423)
Other comprehensive income (loss) Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	(147)	-	(147)
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	165	-	165
Total comprehensive income (loss)	-	-	-	(3,423)	18	-	(3,405)

Balance at March 31, 2011	$26	$56,230	$(2,055)	$(842)	$1,959	$(451)	$54,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2010
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the three months ended March 31, 2010

Balance at January 1, 2010	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

ESOP shares earned, 34,914 shares	-	(64)	116	-	-	-	52

Management restricted stock expense	-	161	-	-	-	-	161

Stock options expense	-	79	-	-	-	-	79

Director's deferred compensation	-	17	-	-	-	(17)	-

Treasury stock purchased at cost, 22,500 shares	-	-	-	-	-	(34)	(34)

Comprehensive income (loss):
Net loss	-	-	-	(2,759)	-	-	(2,759)
Other comprehensive income (loss) Net change in unrealized gains on securities available-for-sale net of reclassification and taxes	-	-	-	-	1,706	-	1,706
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	625	-	625
Total comprehensive income	-	-	-	(2,759)	2,331	-	(428)

Balance at March 31, 2010	$148	$61,418	$(1,746)	$14,018	$2,483	$(19,950)	$56,371

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Dollars in Thousands)
(unaudited)

	2011	2010

Cash flows from operating activities
Net loss	$(3,423)	$(2,759)
Adjustments to reconcile net loss to to net cash from operating activities:
Provision for loan losses	2,797	3,722
Gain on sale of loans held for sale	(395)	(104)
Loss on sale of portfolio loans	-	273
Loans originated for sale	(108,836)	(17,632)
Proceeds from loan sales	123,536	21,480
Foreclosed assets, net	(42)	92
Gain on sale of securities available for sale	(129)	-
Other than temporary impairment loss on AFS securities	110	75
ESOP compensation expense	12	52
Share-based compensation expense	47	240
Accretion of discounts on securities and loans	341	366
Depreciation expense	258	236
Net change in accrued interest receivable	115	35
Net change in cash surrender value of bank owned life insurance	(188)	(177)
Net change in other assets	1,354	548
Net change in accrued expenses and other liabilities	65	(642)
Net cash from operating activites	15,622	5,805

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	11,478	15,256
Proceeds from the sales of securities available for sale	11,295	-
Purchase of securities available for sale	(31,032)	(39,691)
Proceeds from sale of portfolio loans	-	866
Net change in portfolio loans	8,680	8,781
Expenditures on premises and equipment	(77)	(156)
Proceeds from the sale of other real estate owned	1,363	718
Net cash from (used in) investing activities	1,707	(14,226)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Dollars in Thousands)
(unaudited)

	2011	2010

Cash flows from financing activities
Net (decrease) increase in deposits	$(20,791)	$29,248
Proceeds from FHLB advances	1,450	-
Repayment of FHLB advances	(6,450)	(9,976)
Repayment of other borrowings	(5,000)	(10,000)
Proceeds from other borrowings	3,309	-
Proceeds from sale of stock in second-step conversion and offering	13,770	-
Treasury stock repurchased	-	(34)
Purchase of shares for Rabbi Trust	(349)	-
Net cash (used in) from financing activities	(14,061)	9,238

Net change in cash and cash equivalents	3,268	817

Cash and equivalents beginning of period	8,550	37,144

Cash and equivalents at end of period	$11,818	$37,961

Supplemental information:
Interest paid	$4,512	$5,641
Income tax paid	-	15

Supplemental noncash disclosures:
Loans transferred to other real estate	$596	$823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include Atlantic Coast Financial Corporation (or the “Company”) and its wholly owned subsidiary, Atlantic Coast Bank (the “Bank”).  All significant inter-company balances and transactions have been eliminated in consolidation.  The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” may be used interchangeably throughout this Form 10-Q.

The accompanying condensed consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the periods ended March 31, 2011 and March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The 2010 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

On February 3, 2011, the second step conversion of Atlantic Coast Federal MHC into a stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion, the Company sold 1,710,857 shares of common stock at $10 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan (“ESOP”). In addition, pursuant to an exchange ratio of 0.1960 the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor, for 918,324 shares of Atlantic Coast Financial Corporation, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity.  Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering.  Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.  March 31, 2010 average shares and earnings per share have been restated to reflect the second-step conversion and offering completed February 3, 2011. Financial information presented in this report is derived in part from the consolidated financial statements of Atlantic Coast Federal Corporation prior to February 3, 2011.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

NOTE 2.  USE OF ESTIMATES

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America requires management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Estimates associated with the allowance for loan losses, realization of deferred tax assets and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

NOTE 3.  IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This new accounting guidance under Accounting Standards Codification (“ASC”) 310, Receivables, requires disclosure of additional information about the credit quality of an entity’s financing receivables and the allowance for credit losses. Disclosures must be disaggregated by class or portfolio segment and include, among other things, such items as a rollforward of the allowance for credit losses, certain credit quality indicators, past due and impaired loan information, and loan modification information. The new guidance only relates to financial statement disclosures and did not affect the Company’s financial condition or results of operations.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20.  ASU 2011-01 delays the expanded disclosures related to troubled debt restructurings until interim and annual periods ending after June 15, 2011.

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011		(Dollars in Thousands)
U.S. Government-sponsored enterprises	$-	$-	$-	$-
State and municipal	945	-	(79)	866
Mortgage-backed securities residential	51,207	1,042	(242)	52,007
Collateralized mortgage obligations U.S. Govt.	98,237	1,279	(266)	99,250
Collateralized mortgage obligations - other	4,647	231	(6)	4,872

	$155,036	$2,552	$(593)	$156,995

December 31, 2010		(Dollars in Thousands)
U.S. Government-sponsored enterprises	$-	$-	$-	$-
State and municipal	945	-	(81)	864
Mortgage-backed securities residential	41,167	947	(311)	41,803
Collateralized mortgage obligations U.S. Govt.	98,460	1,471	(242)	99,689
Collateralized mortgage obligations - other	6,577	269	(112)	6,734

	$147,149	$2,687	$(746)	$149,090

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of March 31, 2011, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2011
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	-	-
Due after ten years	945	866
Mortgage-backed securities - residential	51,207	52,007
Collateralized mortgage obligations - U.S. Government	98,237	99,250
Collateralized mortgage obligations - other	4,647	4,872

Total	$155,036	$156,995

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time in a continuous unrealized loss position:

			(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
State and municipal	-	-	866	(79)	866	(79)
Mortgage-backed securities - residential	22,869	(242)	-	-	22,869	(242)
Collateralized mortgage obligations - U.S. Govt.	29,299	(266)	-	-	29,299	(266)
Collateralized mortgage obligations - other	76	(6)	-	-	76	(6)

Total	$52,244	$(514)	$866	$(79)	$53,110	$(593)

December 31, 2010
Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
State and municipal	463	(20)	401	(61)	864	(81)
Mortgage-backed securities - residential	14,154	(311)	-	-	14,154	(311)
Collateralized mortgage obligations - U.S. Govt.	27,700	(242)	-	-	27,700	(242)
Collateralized mortgage obligations - other	595	(112)	-	-	595	(112)

Total	$42,912	$(685)	$401	$(61)	$43,313	$(746)

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

Proceeds from sales, payments, maturities and calls of securities available for sale were $22.8 million and $15.3 million for the three months ended March 31, 2011 and 2010, respectively. Gross gains of $129,000 and $0 and no gross losses were realized on these sales during the three months ended March 31, 2011 and 2010, respectively.  Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of March 31, 2011 the Company’s security portfolio consisted of 99 securities, 19 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At March 31, 2011, approximately $151.3 million, or approximately 96% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio included 7 non-agency collateralized mortgage obligations with a fair value of $4.9 million at March 31, 2011. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates, loss severity and prepayments.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The Company recorded an expense for other-than-temporary impairment of approximately $110,000 and $75,000 in non-interest income on one private label mortgage-backed mezzanine (support) debt security for the three months ended March 31, 2011 and 2010, respectively.

The table below presents a reconciliation of the credit losses recognized in earnings for the three month period ended March 31, 2011 and 2010:

	March 31,
	2011	2010
	(Dollars in Thousands)

Beginning balance, January 1	$1,498	$4,467

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases (decreases) to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	110	75

Ending balance, March 31	$1,608	$4,542

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011	% of total loans	December 31, 2010	% of total loans
Real estate loans:		(Dollars in Thousands)
One-to-four family	$252,016	46.3%	$256,729	46.2%
Commercial	71,456	13.1%	72,048	13.0%
Other ( land and multi-family)	29,661	5.5%	29,868	5.4%
Total real estate loans	353,133	64.9%	358,645	64.5%

Real estate construction loans:
One-to-four family	8,672	1.6%	7,589	1.4%
Commercial	5,858	1.1%	5,825	1.0%
Acquisition and development	1,352	0.2%	1,652	0.3%
Total real estate construction loans	15,882	2.9%	15,066	2.7%

Other loans:
Home equity	81,295	14.9%	85,082	15.3%
Consumer	73,086	13.4%	75,745	13.6%
Commercial	20,773	3.8%	21,268	3.8%
Total other loans	175,154	32.2%	182,095	32.8%

Total loans	544,169	100%	555,806	100%

Allowance for loan losses	(13,563)		(13,344)
Net deferred loan costs	7,249		7,407
Premiums (discounts) on purchased loans	(121)		(117)

Loans, net	$537,734		$549,752

NOTE 5 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$236,241	$2,807	$2,333	$10,635	$15,775	$252,016
Commercial	60,236	107	3,945	7,168	11,220	71,456
Other ( land and multi-family)	25,553	717	-	3,391	4,108	29,661
Total real estate loans	322,030	3,631	6,278	21,194	31,103	353,133

Real estate construction loans:
One-to-four family	8,672	-	-	-	-	8,672
Commercial	3,274	-	-	2,584	2,584	5,858
Acquisition and development	1,352	-	-	-	-	1,352
Total real estate construction loans	13,298	-	-	2,584	2,584	15,882

Other loans:
Home equity	76,920	1,359	582	2,434	4,375	81,295
Consumer	71,452	908	223	503	1,634	73,086
Commercial	18,155	427	-	2,191	2,618	20,773
Total other loans	166,527	2,694	805	5,128	8,627	175,154

Total loans	$501,855	$6,325	$7,083	$28,906	$42,314	$544,169

NOTE 5 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$241,251	$4,112	$1,565	$9,801	$15,478	$256,729
Commercial	62,163	5,709	912	3,264	9,885	72,048
Other ( land and multi-family)	28,068	17	497	1,286	1,800	29,868
Total real estate loans	331,482	9,838	2,974	14,351	27,163	358,645

Real estate construction loans:
One-to-four family	7,589	-	-	-	-	7,589
Commercial	3,241	902	-	1,682	2,584	5,825
Acquisition and development	1,652	-	-	-	-	1,652
Total real estate construction loans	12,482	902	-	1,682	2,584	15,066

Other loans:
Home equity	81,648	972	59	2,403	3,434	85,082
Consumer	73,516	1,320	231	678	2,229	75,745
Commercial	18,872	2,170	-	226	2,396	21,268
Total other loans	174,036	4,462	290	3,307	8,059	182,095

Total loans	$518,000	$15,202	$3,264	$19,339	$37,806	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of March 31, 2011:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$240,125	$11,891	$252,016
Commercial	64,288	7,168	71,456
Other ( land and multi-family)	26,020	3,641	29,661
Total real estate loans	330,433	22,700	353,133

Real estate construction loans:
One-to-four family	8,672	-	8,672
Commercial	3,274	2,584	5,858
Acquisition and development	1,352	-	1,352
Total real estate construction loans	13,298	2,584	15,882

Other loans:
Home equity	78,699	2,596	81,295
Consumer	72,627	459	73,086
Commercial	18,582	2,191	20,773
Total other loans	169,908	5,246	175,154

Total loans	$513,639	$30,530	$544,169

NOTE 5 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of December 31, 2010:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$246,545	$10,184	$256,729
Commercial	64,820	7,228	72,048
Other ( land and multi-family)	26,120	3,748	29,868
Total real estate loans	337,485	21,160	358,645

Real estate construction loans:
One-to-four family	7,589	-	7,589
Commercial	4,143	1,682	5,825
Acquisition and development	1,652	-	1,652
Total real estate construction loans	13,384	1,682	15,066

Other loans:
Home equity	82,679	2,403	85,082
Consumer	75,066	679	75,745
Commercial	19,067	2,201	21,268
Total other loans	176,812	5,283	182,095

Total loans	$527,681	$28,125	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents the recorded investment in non-accrual loans by class of loans as of March 31, 2011:

	Non-accrual	Loans past due 90 days or more and still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$11,891	$-
Commercial	7,168	-
Other ( land and multi-family)	3,641	-
Total real estate loans	22,700	-

Real estate construction loans:
One-to-four family	-	-
Commercial	2,584	-
Acquisition and development	-	-
Total real estate construction loans	2,584	-

Other loans:
Home equity	2,596	-
Consumer	459	-
Commercial	2,191	-
Total other loans	5,246	-

Total loans	$30,530	$-

Non-performing loans, including non-accrual loans, at March 31, 2011 and December 31, 2010 were $30.5 million and $28.1 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of March 31, 2011 or December 31, 2010.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

NOTE 5 - LOANS, NET (continued)

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2010:

	Non-accrual	Loans past due 90 days or more and stillaccruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$10,184	$-
Commercial	7,228	-
Other ( land and multi-family)	3,748	-
Total real estate loans	21,160	-

Real estate construction loans:
One-to-four family	-	-
Commercial	1,682	-
Acquisition and development	-	-
Total real estate construction loans	1,682	-

Other loans:
Home equity	2,403	-
Consumer	679	-
Commercial	2,201	-
Total other loans	5,283	-

Total loans	$28,125	$-

NOTE 5 - LOANS, NET (continued)

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

The Company evaluates consumer and residential loans based on whether the loans are performing or non-performing. One-to four-family loan balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due.  Consumer loans including automobile, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days,  depending on the type of loan.

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$50,982	$3,501	$16,973	$-	$71,456
Other ( land and multi-family)	21,145	7,319	1,197	-	29,661
Total real estate loans	72,127	10,820	18,170	-	101,117

Real estate construction loans:
Commercial	3,274	-	2,584	-	5,858
Acquisition and development	-	1,352	-	-	1,352
Total real estate construction loans	3,274	1,352	2,584	-	7,210

Other loans:
Commercial	18,871	-	1,902	-	20,773
Total other loans	18,871	-	1,902	-	20,773

Total loans	$94,272	$12,172	$22,656	$-	$129,100

NOTE 5 - LOANS, NET (continued)

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$48,814	$6,494	$16,740	$-	$72,048
Other ( land and multi-family)	19,792	7,166	2,910	-	29,868
Total real estate loans	68,606	13,660	19,650	-	101,916

Real estate construction loans:
Commercial	3,241	902	1,682	-	5,825
Acquisition and development	-	1,652	-	-	1,652
Total real estate construction loans	3,241	2,554	1,682	-	7,477

Other loans:
Commercial	17,756	1,311	2,201	-	21,268
Total other loans	17,756	1,311	2,201	-	21,268

Total loans	$89,603	$17,525	$23,533	$-	$130,661

NOTE 5 - LOANS, NET (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,860	$(1,406)	$141	$1,130	$5,725
Commercial	2,443	-	-	87	2,530
Other (land and multi-family)	1,019	(49)	33	211	1,214
Total real estate loans	9,322	(1,455)	174	1,428	9,469

Real estate construction loans:
One-to-four family	18	-	-	84	102
Commercial	37	-	-	110	147
Acquisition and development	-	-	-	-	-
Total real estate construction loans	55	-	-	194	249

Other Loans:
Home equity	1,663	(1,106)	4	1,325	1,886
Consumer	1,922	(249)	54	(133)	1,594
Commercial	382	-	-	(17)	365
Total other loans	3,967	(1,355)	58	1,175	3,845

Total loans	$13,344	$(2,810)	$232	$2,797	$13,563

Activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows:

(Dollars in Thousands)
Balance at beginning of year	$13,810
Provision for loan losses	3,722
Charge-offs	(4,354)
Recoveries	130
Balance at end of year	$13,308

NOTE 5 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of March 31, 2011:

	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total Ending Balance
	(Dollars in Thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,279	$4,446	$-	$5,725
Commercial	2,249	281	-	2,530
Other (land and multi-family)	301	913	-	1,214
Total real estate loans	3,829	5,640	-	9,469
Real estate construction loans:
One-to-four family	80	22	-	102
Commercial	135	12	-	147
Acquisition and development	-	-	-	-
Total real estate construction loans	215	34	-	249
Other Loans:
Home equity	10	1,876	-	1,886
Consumer	-	1,594	-	1,594
Commercial	149	216	-	365
Total other loans	159	3,686	-	3,845
Total ending allowance balance	$4,203	$9,360	$-	$13,563

Loans:
Real estate loans:
One-to-four family	$14,415	$237,601	$-	$252,016
Commercial	21,299	50,157	-	71,456
Other (land and multi-family)	5,071	24,590	-	29,661
Total real estate loans	40,785	312,348	-	353,133
Real estate construction loans:
One-to-four family	-	8,672	-	8,672
Commercial	2,585	3,273	-	5,858
Acquisition and development	1,352	-	-	1,352
Total real estate construction loans	3,937	11,945	-	15,882
Other Loans:
Home equity	1,479	79,816	-	81,295
Consumer	260	72,826	-	73,086
Commercial	2,910	17,863	-	20,773
Total other loans	4,649	170,505	-	175,154
Total ending loans balance	$49,371	$494,798	$-	$544,169

NOTE 5 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2010:

	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Acquired With Deteriorated Credit Quality	Total Ending Balance
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,263	$4,597	$-	$5,860
Commercial	2,153	290	-	2,443
Other (land and multi-family)	301	718	-	1,019
Total real estate loans	3,717	5,605	-	9,322
Real estate construction loans:
One-to-four family	-	18	-	18
Commercial	-	37	-	37
Acquisition and development	-	-	-	-
Total real estate construction loans	-	55	-	55
Other Loans:
Home equity	9	1,654	-	1,663
Consumer	-	1,922	-	1,922
Commercial	149	233	-	382
Total other loans	158	3,809	-	3,967
Total ending allowance balance	$3,875	$9,469	$-	$13,344
Loans:
Real estate loans:
One-to-four family	$15,823	$240,906	$-	$256,729
Commercial	19,722	52,326	-	72,048
Other (land and multi-family)	5,137	24,731	-	29,868
Total real estate loans	40,682	317,963	-	358,645
Real estate construction loans:
One-to-four family	-	7,589	-	7,589
Commercial	1,682	4,143	-	5,825
Acquisition and development	-	1,652	-	1,652
Total real estate construction loans	1,682	13,384	-	15,066
Other Loans:
Home equity	1,709	84,373	-	85,082
Consumer	312	75,433	-	75,745
Commercial	2,911	18,357	-	21,268
Total other loans	4,932	177,163	-	182,095
Total ending loans balance	$47,296	$508,510	$-	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents information about impaired loans as of March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	7,843	7,843	-
Other (land and multi-family)	480	480	-
Total real estate loans	8,323	8,323	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	1,683	4,988	-
Acquisition and development	1,352	1,352	-
Total real estate construction loans	3.035	6,340	-

Other loans:
Home equity	-	-	-
Consumer	260	260	-
Commercial	958	958	-
Total other loans	1,218	1,218	-

Total	$12,576	$15,881	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$14,415	$14,543	$1,333
Commercial	13,456	13,542	2,275
Other (land and multi-family)	4,591	5,091	301
Total real estate loans	32,462	33,176	3,909

Real estate construction loans:
One-to-four family	-	-	-
Commercial	902	902	136
Acquisition and development	-	-	-
Total real estate construction loans	902	902	136

Other loans:
Home equity	1,479	1,479	10
Consumer	-	-	-
Commercial	1,952	1,952	148
Total other loans	3,431	3,431	158

Total	$36,795	$37,509	$4,203

NOTE 5 - LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans as of March 31, 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$14,414	$160	$160
Commercial	19,397	146	146
Other ( land and multi-family)	6,753	37	37
Total real estate loans	40,564	343	343

Real estate construction loans:
One-to-four family	-	-	-
Commercial	902	-	-
Acquisition and development	1,353	16	16
Total real estate construction loans	2,255	16	16

Other loans:
Home equity	1,480	19	19
Consumer	260	3	3
Commercial	4,812	45	45
Total other loans	6,552	67	67

Total loans	$49,371	$426	$426

Information about impaired loans as March 31, 2010 was as follows:

Average of impaired loans during the period	$41,545
Interest income recognized during impairment	$237
Cash-basis interest income recognized	$237

NOTE 5 - LOANS, NET (continued)

The following table presents information about impaired loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	6,296	6,296	-
Other ( land and multi-family)	1,931	1,931	-
Total real estate loans	8,227	8,227	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	1,682	4,988	-
Acquisition and development	-	-	-
Total real estate construction loans	1,682	4,988	-

Other loans:
Home equity	-	-	-
Consumer	312	312	-
Commercial	936	936	-
Total other loans	1,248	1,248	-

Total	$11,157	$14,463	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$15,823	$15,880	$1,263
Commercial	13,426	13,426	2,153
Other ( land and multi-family)	3,206	3,706	301
Total real estate loans	32,455	33,012	3,717

Real estate construction loans:
One-to-four family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	1,709	1,709	9
Consumer	-	-	-
Commercial	1,975	1,975	149
Total other loans	3,684	3,684	158

Total	$36,139	$36,696	$3,875

NOTE 5 - LOANS, NET (continued)

Impaired loans include troubled debt restructurings (“TDRs”) of $24.1 million and $26.7 million at March 31, 2011 and December 31, 2010, respectively. There was an allocated allowance for loan losses of approximately $4.2 million and $3.9 million at March 31, 2011 and December 31, 2010, respectively. The balance of troubled debt restructurings with partial charge-offs is not included with year-end loans with an allocated allowance for loan losses. There were no commitments to lend additional amounts on TDRs as of March 31, 2011 and December 31, 2010.

The Company has originated loans with directors and executive officers and their associates.  These loans totaled approximately $1.6 million and $2.7 million at March 31, 2011 and December 31, 2010, respectively.  The activity on these loans during the period ended March 31, 2011 and the year ended December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
Beginning balance	$2,703	$4,471
New loans	23	371
Effect of changes in related parties	(748)	(1,386)
Repayments	(422)	(753)
Ending balance	$1,556	$2,703

NOTE 6.  INTEREST RATE SWAPS

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

At March 31, 2011, summary information about these interest-rate swaps is as follows:

March 31, 2011
(Dollars in Thousands)
Notional amounts	$25,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.30%
Weighted average maturity (years)	0.5
Fair value of interest rate swaps	(138)

NOTE 6.  INTEREST RATE SWAPS (continued)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	March 31, 2011		December 31, 2010
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments:
Interest rate contracts	Accrued expenses and other liabilities	$(138)	Accrued expenses and other liabilities	$(202)

Total interest rate swaps not designated as hedging instruments:
Total interest rate swaps		$(138)		$(202)

The effect of interest rate swaps for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
		March 31, 2011	March 31, 2010
	Location of Gain or (Loss)	(Dollars in Thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments:
Interest rate contracts	Other	$7	$50

Total		$7	$50

NOTE 7.   FEDERAL HOME LOAN BANK ADVANCES

The $5.0 million decrease in FHLB borrowings to $145.0 million at March 31, 2011 as compared to December 31, 2010 was due to repayments of $6.5 million which exceeded proceeds from advances of $1.5 million. Federal Home Loan Bank (“FHLB”) advances had a weighted-average maturity of 60 months and a weighted-average rate of 3.88% at March 31, 2011.

NOTE 8.  OTHER BORROWINGS

Other borrowings were $3.3 million and $5.0 million at March 31, 2011 and December 31, 2010, respectively. The $3.3 million was an overnight borrowing from the Federal Reserve Bank in Atlanta. The Company borrowed $5.0 million, at market rates, from another financial institution in June 2010 secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second-step conversion and offering in February 2011.

Subsequent to March 31, 2011, the Company was notified by its correspondent bank that a $7.5 million line of credit in place for correspondent services would not be renewed.

NOTE 9.  LOSS PER COMMON SHARE

March 31, 2010 average shares and loss per share have been restated to reflect the second-step conversion and offering completed February 3, 2011, see Note 1 for additional discussion.  Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three months ended March 31, 2011 and 2010 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months
	ended March 31,
	2011	2010
Basic
Net loss	$(3,423)	$(2,759)
Weighted average common shares outstanding	2,629,181	2,624,783
Less: Average unallocated ESOP shares	(69,954)	(36,498)
Average director's deferred compensation shares	(44,380)	-
Average unvested restricted stock awards	(3,138)	(11,315)

Average Shares	2,511,709	2,576,970

Basic loss per common share	$(1.36)	$(1.07)

Diluted
Net loss	$(3,423)	$(2,759)

Weighted average shares outstanding from above	2,511,709	2,576,970
Add:Dilutive effects of assumed exercise of stock options	-	-
Dilutive effects of full vesting of stock awards	-	-

Average shares and dilutive potential common shares	2,511,709	2,576,970

Diluted loss per common share	$(1.36)	$(1.07)

Stock options for shares of common stock were not considered in computing diluted loss per common share for the three months ended March 31, 2011 and 2010, respectively.  There was no dilutive effect as each period reported a net loss.

NOTE 10.  TOTAL COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale. Following is a summary of other comprehensive income for the three months ended March 31, 2011 and 2010:

	(Dollars in Thousands)
	Three months ended March 31,
	2011	2010

Net loss	$(3,423)	$(2,759)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	(18)	1,638
Less reclassification adjustments for (gains) losses recognized in income	(129)	-
Net unrealized gains	(147)	1,638
Income tax effect	-	68
Net of tax effect	(147)	1,706
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	275	675
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	(110)	(75)
Income tax effect	-	25
Net of tax effect	165	625

Total other comprehensive income	18	2,331

Comprehensive loss	$(3,405)	$(428)

NOTE 11  EMPLOYEE BENEFITS

Under the terms of the Supplemental Executive and Retirement Plans and Director Retirement Plans(“the Plans”) the completion of the second-step conversion on February 3, 2011 triggered partial vesting by certain executive and senior officers and full vesting by members of the Boards of Directors . The total cost of the vested benefits was $783,000 for the three months ended March 31, 2011 and was partially funded through the creation of a rabbi trust (“the Trust”). The Trust purchased 34,009 shares of Company stock at $10 per share during the second step conversion and has recorded the purchase as treasury stock in stockholders’ equity. Benefits paid by the Trust may be paid in cash or stock and the assets of the Trust are considered general assets of the Company.  The vested but unpaid benefits of the Plans are credited for interest at a rate of three-month LIBOR plus 2.75% annually.

NOTE 12.  FAIR VALUE

The Company used the following methods and significant assumptions to estimate fair values:

Investment Securities:
The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans
The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3 inputs).

Derivatives:
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

NOTE 12.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$-	-	$-	-
State and municipal	866	-	866	-
Mortgage-backed securities – residential	52,007	-	52,007	-
Collateralized mortgage obligations – U.S. Govt.	99,250	-	99,250
Collateralized mortgage obligations - other	4,872	-	-	4,872
Liabilities:
Interest rate swap	$(138)	-	$(138)

	Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities
U.S. government-sponsored entities and agencies	$-	-	$-	-
State and municipal	864	-	864	-
Mortgage-backed securities – residential	41,803	-	41,803	-
Collateralized mortgage obligations – U.S. Govt.	99,869	-	99,869	-
Collateralized mortgage obligations – other	6,734	-	-	6,734
Liabilities:
Interest rate swap	$(202)	$-	$(202)	$-

Fair value adjustments for interest rate swaps resulted in a gain of $64,000 for the three months ended March 31, 2011.

NOTE 12.  FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2011:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at January 1, 2011	$6,734
Total realized and unrealized gains (losses):
Included in earnings - realized
Included in earnings - unrealized	(110)
Included other comprehensive income	68
Proceeds from maturities and payments, net	(1,820)
Transfers in to Level 3	-
Transfers out of Level 3	-
Balance of recurring Level 3 assets at March 31, 2011	$4,872

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3.  The Company determined that seven debt securities totaling $4.9 million were appropriately evaluated as Level 3 assets as of March 31, 2011 and December 31, 2011.

Level 3 assets were evaluated utilizing models that included certain unobservable inputs  to project future performance using collateral assumptions, such as expected future default rates, expected future severity rates,  prepayments and recoveries.

NOTE 12.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$9,213	$-	$-	$9,213
Impaired loans – collateral dependent	19,478	$-	$-	19,478

	Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$9,940	$-	$-	$9,940
Impaired loans – collateral dependent	$21,938	$-	$-	$21,938

Other Real Estate Owned:
Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, based on appraisals, less estimated selling costs, at the date of foreclosure, establishing a new cost basis.  The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  Changes in fair value are recorded directly as an adjustment to current earnings through non-interest expense.  Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed.

Impaired loans:
Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral.  Collateral dependent loans had a carrying amount of $19.5 million and $21.9 million, net of a valuation allowance of $4.2 million and $3.2 million at March 31, 2011 and December 31, 2010, respectively.  Provision for loan losses of $545,000 and $298,000 was recorded on impaired loans during the three months ended March 31, 2011 and 2010, respectively.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows:

	As of March 31,		As of December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$11,818	$11,818	$8,550	$8,550
Loans held for sale	35,011	35,038	49,318	49,388
Loans, net	537,734	537,561	549,752	561,189
Federal Home Loan Bank stock	10,158	n/a	10,158	n/a
Accrued interest receivable	2,727	2,727	2,842	2,842

FINANCIAL LIABILITIES
Deposits	507,706	509,354	528,497	530,439
Securities sold under agreements to repurchase	92,800	105,847	92,800	103,780
Federal Home Loan Bank advances	145,000	154,935	150,000	164,467
Other borrowings	3,309	3,309	5,000	5,000
Accrued interest payable	1,153	1,153	1,175	1,175

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

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment.  In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the Federal Home Loan Bank to make payments  required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) The liquidity position of the Federal Home Loan Bank.

 NOTE 14.  INCOME TAXES

Under generally accepted accounting principles, the Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.  A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions.  Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards.  At March 31, 2011, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $2.3 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income.  The Company also continues to maintain a valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax benefit was as follows:

	Year to date
	March 31, 2011	March 31, 2010

Pre-tax loss	$(3,423)	$(2,759)
Effective tax rate	40.6%	38.2%
Tax benefit	(1,391)	(1,053)
Increase in valuation allowance - federal	1,267	976
Increase in valuation allowance - state	124	77
Income tax expense (benefit)	$-	$-

NOTE 15. SUBSEQUENT EVENT

On May 13, 2011, the Bank’s Board of Directors passed a resolution to consent to the Office of Thrift Supervision’s (“OTS”) imposition of an individual minimum capital requirement (“IMCR”) for Atlantic Coast Bank. Under the IMCR the Bank is required to meet or exceed the following capital ratios by the following dates:

•	As of June 30, 2011, the Bank must have Tier 1(Core) capital to adjusted total assets of 6.25%; and
•	As of September 30, 2011 and thereafter (or until the OTS or its successor removes such requirement), the Bank must have Tier 1(Core) capital to adjusted total assets of 7.0%.

ATLANTIC COAST FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Financial Corporation with the Securities and Exchange Commission, in Atlantic Coast Financial Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.”  Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Financial Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Financial Corporation’s market area, the availability of liquidity from deposits or borrowings to execute on loan and investing opportunities, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations.  Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and accounting for deferred income taxes.  These accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Allowance for Loan Losses

An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio.  The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the weak United States economy in general, it is increasingly likely that impairment allowances on non-performing collateral dependent loans, particularly one-to four-family residential loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one-to four family residential loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and continued to increase during 2009 and 2010.  The increase reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change.  For all specifically reviewed loans where it is probable the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent.  No specific allowance is recorded unless the fair value is less than the carrying value.  Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.  Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, except for loans that have undergone a troubled debt restructuring.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Deferred Income Taxes

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization.  Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryforwards.  The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carryforwards.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization.  Since Atlantic Coast Bank’s transition to a federally chartered thrift, Atlantic Coast Federal Corporation has recorded income tax expense based upon management’s interpretation of the applicable tax regulations.  Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of March 31, 2011, the Company had a valuation allowance of $22.3 million for the net deferred tax asset.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General. Total assets decreased $17.3 million, or 2.1%, to $810.1 million at March 31, 2011 as compared to $827.4 million at December 31, 2010.  The primary reason for the decrease in assets was a decrease in loans held for sale of $14.3 million and net loans of $12.0 million, partially offset by an increase in securities available for sale of $7.9 million and an increase in cash and cash equivalents of $3.3 million.  Total deposits decreased $20.8 million, or 3.9%, to $507.7 million at March 31, 2011 from $528.5 million at December 31, 2010.  Core deposits grew by $6.5 million, while time deposits decreased by $27.3 million.

Following is a summarized comparative balance sheet as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,	Increase (decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$11,818	$8,550	$3,268	38.2%
Securitites available for sale	156,995	149,090	7,905	5.3%
Loans	551,297	563,096	(11,799)	-2.1%
Allowance for loan losses	(13,563)	(13,344)	(219)	1.6%
Loans, net	537,734	549,752	(12,018)	-2.2%
Loans held for sale	35,011	49,318	(14,307)	-29.0%
Other assets	68,543	70,732	(2,189)	-3.1%
Total assets	$810,101	$827,442	$(17,341)	-2.1%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$37,166	$35,941	$1,225	3.4%
Interest bearing demand	75,343	71,710	3,633	5.1%
Savings and money market	183,432	181,788	1,644	0.9%
Time	211,765	239,058	(27,293)	-11.4%
Total deposits	507,706	528,497	(20,791)	-3.9%
Federal Home Loan Bank advances	145,000	150,000	(5,000)	-3.3%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Other borrowings	3,309	5,000	(1,691)	-33.8%
Accrued expenses and other liabilities	6,419	6,354	65	1.0%
Total liabilities	755,234	782,651	(27,417)	-3.5%
Stockholders' equity	54,867	44,791	10,076	22.5%
Total liabilities and stockholders' equity	$810,101	$827,442	$(17,341)	-2.1%

Securities available for sale.  Securities available for sale were comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities (MBS).  The investment portfolio increased approximately $7.9 million to $157.0 million at March 31, 2011, from $149.1 million at December 31, 2010. At March 31, 2011,  approximately $151.3 million, or 96%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

The Company has a limited number of private label securities in its investment portfolio.  The table below summarizes the amortized cost, fair value and OTTI associated with these seven securities.  The Company has no plans to sell these securities.

	At March 31, 2011
	Amortized	Fair	Number of	Cumulative
	Cost	Value	Securities	OTTI
	(Dollars in Thousands)

Private label collateralized mortgage obligations with OTTI	$425	$527	2	$1,608
Private label collateralized mortgage obligations with no OTTI	4,222	4,345	5	-
Total private label collateralized mortgage obligations	$4,647	$4,872	7	$1,608

Loans held for sale. Loans held for sale were comprised entirely of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators.  Loans held for sale declined approximately 29.0% to $35.0 million at March 31, 2011 as compared to $49.3 million at December 31, 2010 primarily due to the effect of weather-influenced “seasonality”, which resulted in lower consumer demand, a modest uptick in interest rates during the first quarter of 2011 which led to a decrease in loan production, and more efficient execution in the secondary market which resulted in lower average days outstanding.

Loans.  Portfolio loans declined approximately 2.2% to $537.7 million at March 31, 2011 as compared to $549.8 million at December 31, 2010 primarily due to payoffs of one- to four-family residential loans during the three months ended March 31, 2011. Until critical economic factors stabilize, such as unemployment and residential real estate values, management anticipates that portfolio loan balances will continue to decline as the Company emphasizes the sale of mortgages it originates in the secondary market rather than retaining them in its portfolio.

Loan origination activity.  Total loan originations increased $96.9 million to $130.1 million for the three months ended March 31, 2011 from $33.2 million for the same period in 2010. Origination of loans held for sale in the secondary market increased $92.0 million to $108.8 million during the first three months of 2011, from $16.8 million for the same period in 2010. Portfolio loan production increased $4.9 million to $21.3 million for the three months ended March 31, 2011 from $16.4 million for the same period in 2010.  The increase in originations, particularly loans held for sale, resulted from the Company’s actions to expand its mortgage banking operations in the second half of 2010. However, as noted above, business conditions for  mortgage banking activities weakened in the first quarter of 2011, leading to a decline in originations of loans held for sale of $101.6 million as compared to $210.4 million for the fourth quarter of 2010. The Company expects moderate growth in the pace of origination of loans held for sale during the remainder of 2011, as it continues to emphasize this area of business.

Allowance for loan losses. The allowance for loan losses was $13.6 million, or 2.46% of total loans compared to $13.3 million or 2.37% of total loans outstanding at March 31, 2011 and December 31, 2010, respectively.

The allowance for loan losses activity for the three months ended March 31, 2011 and 2010 was as follows:

	March 31,	March 31,
	2011	2010

Balance at beginning of period	$13,344	$13,810

Charge-offs:
Real Estate Loans
One-to four-family	1,406	1,880
Commercial	-	115
Other (Land & Multi-family)	49	518
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Development	-	-
Other Loans
Home equity	1,106	706
Consumer	249	437
Commercial	-	698
Total charge-offs	2,810	4,354

Recoveries:
Real Estate Loans
One-to four-family	141	54
Commercial	-	-
Other (Land & Multi-family)	33	1
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	4	4
Consumer	54	71
Commercial	-	-
Total recoveries	232	130

Net charge-offs	2,578	4,224
Provision for loan losses	2,797	3,722
Balance at end of period	$13,563	$13,308

Non-performing assets:	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$11,891	$10,184
Commercial	7,168	7,228
Other	5,323	3,748

Construction - One-to-four-family	-	-
Construction - Commercial	902	1,682
Construction - Acquisition & Development	-	-

Other Loans - Consumer
Home Equity	2,596	2,403
Other	459	679
Commercial	2,191	2,201

Total non-performing loans	30,530	28,125
Other real estate owned	9,213	9,940

Total non-performing assets	$39,743	$38,065

Total troubled debt restructurings (TDR)	$24,145	$26,687

Total impaired loans (including TDR)	$49,371	$47,296

Non-performing loans to total loans	5.54%	4.99%
Non-performing loans to total assets	3.77%	3.40%
Non-performing assets to total assets	4.91%	4.60%

Non-performing loans were $30.5 million or 5.54% of total loans and $28.1 million, or 4.99% of total loans at March 31, 2011, and December 31, 2010, respectively.  The increase was primarily due to an increase of $1.7 million of non-performing one- to four-family residential loans.  As of March 31, 2011, total non-performing one- to four-family residential loans of $11.9 million included $10.5 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing.  Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. As of March 31, 2011, and December 31, 2010, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of March 31, 2011 and December 31, 2010.  Troubled debt restructured (“TDR”) loans were $24.1 million as of March 31, 2011, as compared to $26.7 million at December 31, 2010.  These loans were primarily comprised of residential mortgage loans collateralized by real estate.

The tables below compare entire period-end allowance, (which includes the general component which is available for the entire loan portfolio, and specific components of the allowance for loan losses) to non-performing loans as of March 31, 2011 and December 31, 2010:

Comparison of Loan Loss Allowance to Non-Performing Loans
March 31, 2011

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans	% of General and Specific Loan Loss Allowance to Total Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$11,891	$5,725	48.15%	1.04%
Commercial	7,168	2,666	37.19%	0.48%
Other (land & multi-family)	5,323	1,214	22.81%	0.22%

Real Estate Construction
Construction One-to four family	-	102	-	0.02%
Construction Commercial	902	11	1.22%	0.00%
Acquistion & Development	-	-	-	0.00%

Other Loans
Home Equity	2,596	1,886	72.65%	0.34%
Consumer	459	1,594	347.28%	0.29%
Commercial	2,191	365	16.66%	0.07%
Totals	$30,530	$13,563	44.43%	2.46%

Comparison of Loan Loss Allowance to Non-Performing Loans
December 31, 2010

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans	% of General and Specific Loan Loss Allowance to Total Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$10,184	$5,860	57.54%	1.04%
Commercial	7,228	2,443	33.80%	0.43%
Other (land & multi-family)	3,748	1,019	27.19%	0.18%

Real Estate Construction
Construction One-to four family	-	18	-	0.00%
Construction Commercial	1,682	37	2.20%	0.01%
Acquistion & Development	-	-	-	0.00%

Other Loans
Home Equity	2,403	1,663	69.21%	0.30%
Consumer	679	1,922	283.06%	0.34%
Commercial	2,201	382	-	0.07%
Totals	$28,125	$13,344	47.45%	2.37%

Impaired Loans. The following table shows impaired loans segregated by performing and non-performing and the associated specific reserve as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Balance	Specific Reserve	Balance	Specific Reserve
Accruing	$4,996	$478	$5,550	$338
Non-accruing	15,559	2,720	15,059	2,659
TDR-Non-accruing residential	38	-	392	-
TDR-accruing commercial	14,605	344	8,620	210
TDR-accruing residential	14,172	661	17,675	668
	$49,371	$4,203	$47,296	$3,875

Impaired loans include large non-homogenous loans where it is probable that the Bank will not receive all principal and interest when contractually due and troubled debt restructurings (TDR) with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties.

During the three months ended March 31, 2011 loan charge-offs included approximately $1.0 million of partial charge-offs of one-to four- family residential loans identified as non-performing as compared to $1.3 million for the same period in the prior year.   Due to the decline in real estate values over the past two years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount which is both probable and reasonable to estimate rather than providing a general allowance.

Deferred Income Taxes.  As of both March 31, 2011 and December 31, 2010 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $22.3 million for the full amount of the net federal and state deferred tax assets as of March 31, 2011. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposits were $507.7 million at March 31, 2011, a decrease of $20.8 million from $528.5 million at December 31, 2010.   Core deposits grew by $6.5 million during the first quarter of 2011, as consumers demonstrated a preference for shorter duration, more liquid deposit products rather than re-investing in time deposits due to the low interest rate environment, and, as a result, time deposits decreased by $27.3 million during the same time period. Core deposits grew to $295.9 million, with interest-bearing demand and savings products offered under the successful Kasasa program experiencing the largest increase in new accounts and households.  Time deposits decreased to $211.8 million as of March 31, 2011  primarily due to decreased time deposits acquired through brokers. As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Supervisory Agreement with the Office of Thrift Supervision dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval.  Pursuant to the terms of the agreement the Bank must have no more than $52.5 million of brokered deposits outstanding as of June 30, 2011.  At March 31, 2011 the Bank had brokered deposits of $34.4 million.  The Company’s management does not believe this restriction has a significant effect on the Company’s liquidity.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities, which had a carrying amount of $117.2 million at March 31, 2011 as compared to $120.4 million at December 31, 2010. The agreements carry various periods of fixed interest rates that convert to callable floating rates in the future. Upon conversion, each agreement may be terminated in whole by the lender each following quarter. There is no termination penalty if terminated by the lender. There have been no early terminations as March 31, 2011.  At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of March 31, 2011 and December 31, 2010.

Information concerning securities sold under agreements to repurchase as of March 31, 2011 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.06%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.06%

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future to fund growth; however there are no plans to be active in the market in the near term.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 60 months and a weighted-average rate of 3.88% at March 31, 2011.   The $5.0 million decrease in FHLB borrowings to $145.0 million at March 31, 2011 as compared to $150.0 million at December 31, 2010 was due to repayments of $6.5 million which exceeded proceeds from advances of $1.5 million.  The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds.

Other borrowings.  Other borrowings were $3.3 million and $5.0 million at March 31, 2011 and December 31, 2010, respectively.  The $3.3 million was an overnight borrowing from the Federal Reserve Bank in Atlanta. The Company had borrowed $5.0 million, at market rates, from another financial institution in June 2010 which was secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC.  The Company’s Chairman of the Board also serves as President and chief executive officer and director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second-step conversion and offering in February 2011.

Stockholders’ equity.  Stockholders’ equity increased by approximately $10.1 million to $54.9 million at March 31, 2011 from $44.8 million at December 31, 2010 due to the second-step conversion and offering, partially offset by the net loss of $3.4 million for the three months ended March 31, 2011.

On February 3, 2011, the second step conversion of Atlantic Coast Federal MHC into the stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed.   Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.  $5.0 million of the proceeds was also used to repay the other borrowing described above. March 31, 2010 average shares and earnings per share have been restated to reflect the second-step conversion and offering completed February 3, 2011.

During 2009 and 2010, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. Under OTS regulations, the Company cannot repurchase shares until after one year following the completion of the second-step conversion. The Company’s equity to assets ratio increased to 6.77% at March 31, 2011, from 5.41% at December 31, 2010. The increase was due to the second-step conversion and offering, partially offset by the net loss of $3.4 million for the three months ended March 31, 2011.  Atlantic Coast Bank continued to be well in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas.  Total risk-based capital to risk-weighted assets was 11.4%, Tier 1 capital to risk-weighted assets was 10.2%, and Tier 1 capital to adjusted total assets was 6.3% at March 31, 2011. These ratios as of December 31, 2010 were 10.1%, 8.8% and 5.5%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010.

General. Net loss for the three months ended March 31, 2011, was $3.4 million, which was an increase  of $600,000 from a net loss of $2.8 million for the same period in 2010.  The Company's higher net loss for the first quarter of 2011 primarily reflected increased compensation expenses generally related to the expansion of its mortgage banking and small business lending areas as well as continued high credit related expenses. The Company also recognized higher non-interest expenses due to certain benefit plans previously revised for the benefit of the Company and subject to restoration upon the completion of the Company's second-step conversion and offering. These expenses were partially offset by a lower provision for loan losses of $925,000 and an increase in non-interest income.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended March 31, 2011 and 2010.  The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2011			2010
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$588,985	$8,562	5.81%	$628,452	$9,190	5.85%
Securites(2)	150,336	1,201	3.20%	190,779	1,965	4.12%
Other interest-earning assets(3)	26,430	31	0.47%	33,398	47	0.56%
Total interest-earning assets	765,751	9,794	5.12%	852,629	11,202	5.26%
Non-interest earning assets	44,350			53,997
Total assets	$810,101			$906,626

INTEREST-BEARING LIABILITIES
Savings deposits	$65,718	$106	0.65%	$38,503	$54	0.56%
Interest bearing demand accounts	73,297	224	1.22%	78,089	345	1.77%
Money market accounts	117,699	234	0.80%	125,981	411	1.30%
Time deposits	222,060	1,125	2.03%	296,121	2,010	2.72%
Securities sold under agreements to repurchase	92,800	1,173	5.06%	92,800	1,148	4.95%
Federal Home Loan Bank advances	145,894	1,411	3.87%	174,259	1,554	3.57%
Other borrowings	2,144	216	40.30%	2,533	45	7.11%
Total interest-bearing liabilities	719,612	4,489	2.50%	808,286	5,567	2.75%
Non-interest bearing liabilities	35,622			40,664
Total liabilities	755,234			848,950
Stockholders' equity	54,867			57,676
Total liabilities and stockholders' equity	$810,101			$906,626

Net interest income		$5,305			$5,635
Net interest spread			2.62%			2.50%
Net earning assets	$46,139			$44,343
Net interest margin(4)			2.77%			2.64%
Average interest-earning assets to average interest-bearing liabilities		106.41%			105.49%

(1) Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes loans held for sale.
(2) Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented  in the table.
(3) Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended March 31, 2011 as compared to the same period in 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(574)	$(54)	$(628)
Securities	(371)	(393)	(764)
Other interest-earning assets	(9)	(7)	(16)
Total interest-earning assets	(954)	(454)	(1,408)

INTEREST-BEARING LIABILITIES
Savings deposits	43	10	53
Interest bearing demand accounts	(20)	(101)	(121)
Money market accounts	(26)	(152)	(178)
Time deposits	(439)	(446)	(885)
Securities sold under agreements to repurchase	-	25	25
Federal Home Loan Bank advances	(267)	124	(143)
Other borrowings	(8)	179	171
Total interest-bearing liabilities	(717)	(361)	(1,078)

Net interest income	$(237)	$(93)	$(330)

Interest income. Total interest income declined $1.4 million to $9.8 million for the three months ended March 31, 2011 from $11.2 million for the three months ended March 31, 2010 primarily due to the decrease in interest income on securities and loans.  Interest income on loans decreased to $8.6 million for the three months ended March 31, 2011 from $9.2 million for the same period in 2010.  This decrease was due primarily to a decline in the average balance of loans, which decreased $39.5 million to $589.0 million for the three months ended March 31, 2011 from $628.5 million for the prior year period.  Interest income earned on securities decreased $764,000 to $1.2 million for the three months ended March 31, 2011 from $2.0 million for the same period in 2010. This decrease was due to the decline in the average balance of $40.4 million, to $150.3 million, combined with the lower interest rates available on new purchases of securities which resulted in a 92 basis point decline in average rate to 3.20% for the three months ended March 31, 2011. Due to the decrease in average interest-earning assets, the Company expects interest income to be lower during 2011 as compared to 2010.

Interest expense. Interest expense declined by $1.1 million to $4.5 million for the three months ended March 31, 2011 from $5.6 million for the three months ended March 31, 2010.  The decrease in interest expense for the three months ended March 31, 2011, as compared to the same period in 2010, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits.  The average rate paid on time deposits decreased 69 basis points to 2.03% for the three months ended March 31, 2011 as compared to 2.72% the same period in 2010 due to the low interest rate environment.  Interest expense includes $216,000 related to other borrowings for the three months ended March 31, 2011 compared to $45,000 for the three months ended March 31, 2010. Approximately $175,000 of the expense for other borrowings in the first quarter of 2011 was the write-off of unamortized debt issuance cost associated with the $5.0 million borrowing. This loan was paid-off during the first quarter of 2011 with proceeds from the second-step conversion and offering.

Net interest income.  Net interest income decreased $330,000 to $5.3 million for the three months ended March 31, 2011 from $5.6 million for the three months ended March 31, 2010, primarily due to the decrease in interest income. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 12 basis points to 2.62% for the first quarter of 2011 as compared to 2.50% for the same quarter in 2010.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 13 basis points to 2.77% as compared to 2.64% for the same quarter in 2010.  The improvement in net interest margin was primarily due to the 69 basis point decrease in the average interest rate of deposits, to 2.03% for the three months ended March 31, 2011 as compared to 2.72% for the same period in 2010.

Provision for loan losses.   Provision for loan losses of $2.8 million and $3.7 million were made during the three months ended March 31, 2011 and 2010, respectively.  The $925,000 decrease in provision for loan losses was primarily due to lower net charge-offs on commercial and one- to four-family residential loans during the three months ended March 31, 2011 as compared to the same period in 2010.  Net charge-offs for the three months ended March 31, 2011 were $2.6 million as compared to $4.2 million for the same period in 2010. Consistent with the Company’s policy of writing down the carrying value of one-to four family first mortgages and home equity loans that become non-performing, net charge-offs in 2011  included $1.0 million of partial write-downs as compared to $1.3 million for the same period in 2010.

Non-interest income. The components of non-interest income for the three months ended March 31, 2011 and 2010 were as follows:
			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$914	$869	$45	5.2%
Gain on sale of loans held for sale	395	104	291	279.8%
Loss on sale of portfolio loans	-	(273)	273	-100.0%
Gain on available for sale securities	131	-	131	n/m
Other than temporary impairment losses	(110)	(75)	(35)	46.7%
Interchange fees	249	222	27	12.2%
Other	310	242	68	28.1%
	$1,889	$1,089	$800	73.5%

Non-interest income for the three months ended March 31, 2011 increased $800,000 to $1.9 million as compared to $1.1 million for the same three months in 2010.  The increase was primarily due to increased gains on sale of loans held for sale in connection with the expansion of our mortgage banking business, and higher gains on sales of available for sale securities. Also, during the three months ended March 31, 2010 the Bank sold portfolio loans resulting in a loss of $273,000. The Bank did not sell portfolio loans during the first quarter of 2011.

Included in gains on sales of loan held for sale for the first quarter of 2011, is $85,000 from the sale of Small Business Administration (“SBA”) loans. The Company expects to see moderate growth in gains through the remainder of 2011 from its small business lending group that was formed in the latter part of 2010.  Our mortgage banking sales production and operational execution results were somewhat disappointing during the three months ended March 31, 2011. However, the Company identified key issues and made necessary changes in leadership, modified compensation programs and improved operational efficiencies, which are expected to result in improved results over the remainder of 2011.

Non-interest expense. The components of non-interest expense for the three months ended March 31, 2011 and 2010 were as follows:

			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,972	$2,570	$1,402	54.6%
Occupancy and equipment	583	554	29	5.2%
FDIC insurance premiums	396	449	(53)	-11.8%
Foreclosed assets, net	(42)	92	(134)	-145.7%
Data processing	393	255	138	54.1%
Outside professional services	489	359	130	36.2%
Collection expense and repossessed
asset losses	899	393	506	128.8%
Other	1,130	1,089	41	3.8%
	$7,820	$5,761	$2,059	35.7%

Non-interest expense increased $2.0 million to $7.8 million for the three months ended March 31, 2011 from $5.8 million for the same three months ended March 31, 2010.  Components of the increase included higher compensation and benefits expense and increased expenses of loan collections.  The three months ended March 31, 2011 included higher compensation expenses related to the expansion of mortgage banking and small business lending.  First quarter 2011 also includes a non-recurring expense of $783,000 related to the restoration of certain supplemental executive retirement plans that partially vested as a result of the completion of the Company’s recent second-step conversion and offering.

Management expects non-interest expenses will be higher in 2011 as compared to 2010, primarily as a result of the expansion of new business initiatives.

Income tax. The Company recorded no income tax benefit for the three months ended March 31, 2011 or 2010.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Liquidity

Management maintains a liquidity position it believes adequate to provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet potential liquidity demands. The primary sources of funds are increases in deposit accounts and cash flows from loan payments and the securities portfolio.  The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds.  Other funding sources, however, such as deposit inflows from new deposits, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

During the three months ended March 31, 2011, cash and cash equivalents increased $3.2 million from $8.6 million as of December 31, 2010, to $11.8 million as of March 31, 2011. Cash from operating activities of $15.6 million, combined with cash from financing activities of $1.7 million, was more than cash used in financing activities of $14.1 million.  Primary sources of cash were from sales of loans held for sale of $123.5 million, capital contribution as result of the completion of the second-step conversion and offering of $13.8 million, proceeds from maturities and payments of available-for-sale securities of $11.5 million, proceeds from sales of securities available-for-sale of $11.3 million, and net decreases in loans of $8.7 million.  Primary uses of cash included loans originated for sale of $108.8 million, purchases of available-for-sale securities of $31.0 million, decreases in deposits of $20.8 million, repayments of FHLB borrowings of $6.5 million and repayments of other borrowings of $5.0 million.

During 2010, cash and cash equivalents increased $817,000 from $37.1 million as of December 31, 2009, to $38.0 million as of March 31, 2010.  Cash from operating activities of $5.8 million combined with cash from financing activities of $9.2 million was more than cash used for investing activities of $11.9 million.  Primary sources of cash were from net increases in deposits of $29.2 million, proceeds from maturities and payments of available-for-sale securities of $15.3 million and net decreases in loans of $8.8 million. Primary uses of cash included purchases of available-for-sale securities of $39.7 million, repayments of FHLB borrowings of $10.0 million and repayments of other borrowings of $10.0 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy.  The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee (“Committee”).

The purpose of this Committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies.  The Committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

The Committee generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations.  The Committee utilizes two models, a Net Portfolio Value model and a Net Interest Income Sensitivity model, as discussed below. The Committee recommends appropriate strategy changes based on this review.  The Committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly.

A key element of Atlantic Coast Financial Corporation’s asset/liability plan is to protect net earnings by managing the maturity or re-pricing mismatch between its interest-earning assets and rate-sensitive liabilities.  Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of FHLB advances.

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

Net Interest Income Sensitivity.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200 and 300 basis point increase or a 100 basis point decrease in market interest rates.

At March 31, 2011
				NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
Change in							Increase (Decrease) in
Interest Rates					Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	Estimated (Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Income	Amount	Percent
	(Dollars in Thousands)

+300	$44,293	$(15,961)	(20.4)%	6.00%	(115)	$23,531	$(351)	(1.47)%
+200	53,601	(6,653)	(11.0)%	6.59%	(56)	23,647	(235)	(0.98)%
+100	58,790	(1,464)	(2.4)%	7.09%	(6)	23,765	(117)	(0.49)%
0	60,254	-	-	7.15%	-	23,882	-	-
-100	58,294	(1,960)	(3.3)%	6.84%	(31)	23,741	(141)	(0.59)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

In managing its asset/liability mix the Company, depending on the relationship between long and short-term interest rates, market conditions and consumer preference, may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that Atlantic Coast Financial Corporation’s level of interest rate risk is acceptable under this approach.  In evaluating Atlantic Coast Financial Corporation’s exposure to interest rate movements, certain shortcomings inherent in the NII/NPV methodology must be considered.  For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in our NII/NPV methodology.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  Atlantic Coast Financial Corporation considers all of these factors in monitoring its exposure to interest rate risk.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FINANCIAL CORPORATION

FORM 10-Q

March 31, 2011

Part II - Other Information
Item 1.	Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-k.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and reserved

Item 5.	Other Information
None

Item 6.	Exhibits
a.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906

ATLANTIC COAST FINANCIAL CORPORATION

FORM 10-Q

March 31, 2011

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: May 16, 2011	/s/ G. Thomas Frankland
G. Thomas Frankland, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer
(Principal Financial and Accounting Officer)