Form 10-Q
period 2011-06-30
Atlantic Coast Financial CORP
filed 2011-08-15
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
 YES ☒  NO ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2011
Common Stock, $0.01 Par Value	2,628,969 shares

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults upon Senior Securities	66
Item 4.	Removed and reserved	66
Item 5.	Other Information	66
Item 6.	Exhibits	66

Form 10-Q	Signature Page	67

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Thousands, Except Share Information)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from financial institutions	$5,760	$4,072
Short-term interest-earning deposits	22,064	4,478
Total cash and cash equivalents	27,824	8,550
Securities available for sale	125,293	149,090
Loans held for sale	52,617	49,318
Loans, net of allowance of $13,684 at June 30, 2011 and $13,344 at December 31, 2010	529,592	549,752
Federal Home Loan Bank stock, at cost	9,460	10,158
Land, premises and equipment, net	15,478	15,857
Bank owned life insurance	23,955	23,578
Other real estate owned	8,969	9,940
Accrued interest receivable	2,425	2,842
Other assets	6,161	8,357

Total assets	$801,774	$827,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$37,880	$35,941
Interest-bearing demand	73,719	71,710
Savings and money market	188,061	181,788
Time	197,866	239,058
Total deposits	497,526	528,497
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	151,000	150,000
Other borrowings	-	5,000
Accrued expenses and other liabilities	6,367	6,354
Total liabilities	747,693	782,651

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 25,000,000 shares authorized at June 30, 2011, 2,000,000 authorized December 31, 2010, none issued	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, shares issued 2,628,969 at June 30, 2011; 18,000,000 shares authorized, shares issued 14,813,469 at December 31, 2010	26	148
Additional paid in capital	56,202	61,406
Common stock held by:
Employee stock ownership plan (ESOP) shares of 93,412 at June 30, 2011 and 139,656 at December 31, 2010	(2,029)	(1,397)
Benefit plans	(423)	-
Retained earnings	(2,358)	2,581
Accumulated other comprehensive income related to AFS securities	1,321	689
Accumulated other comprehensive income related to OTTI non credit issues	1,342	1,252
Treasury stock, at cost, 0 shares at June 30, 2011 and 1,398,503 at December 31, 2010	-	(19,888)
Total stockholders' equity	54,081	44,791

Total liabilities and stockholders' equity	$801,774	$827,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$8,330	$9,491	$16,892	$18,681
Securities and interest-earning deposits in other financial institutions	1,301	2,201	2,532	4,213
Total interest and dividend income	9,631	11,692	19,424	22,894

Interest expense
Deposits	1,585	2,643	3,274	5,463
Federal Home Loan Bank advances	1,426	1,567	2,837	3,121
Securities sold under agreements to repurchase	1,195	1,174	2,368	2,322
Other borrowings	-	44	216	88
Total interest expense	4,206	5,428	8,695	10,994

Net interest income	5,425	6,264	10,729	11,900

Provision for loan losses	2,967	7,494	5,764	11,217

Net interest income after provision for loan losses	2,458	(1,230)	4,965	683

Non-interest income
Service charges and fees	912	963	1,826	1,832
Gain on sale of loans held for sale	423	78	819	182
Gain (loss) on sale of portfolio loans	(11)	113	(12)	(160)
Gain on sale of securities available for sale	590	1,229	722	1,229
Other than temporary impairment loss:
Total impairment gain (loss)	1	(10)	(276)	(710)
Portion of loss recognized in other comprehensive income	(76)	4	90	629
Net impairment loss recognized in earnings	(75)	(6)	(186)	(81)
Bank owned life insurance earnings	189	370	377	370
Interchange fees	395	241	644	463
Other	132	(51)	255	190
Total non-interest income	2,555	2,937	4,445	4,025
Non-interest expense
Compensation and benefits	2,718	2,437	6,689	5,007
Occupancy and equipment	582	531	1,165	1,084
FDIC insurance premiums	176	398	572	846
Foreclosed assets, net	191	30	150	121
Data processing	398	402	792	657
Outside professional services	654	371	1,143	730
Collection expense	637	605	1,536	997
Other	1,174	1,011	2,302	2,103
Total non-interest expense	6,530	5,785	14,349	11,545

Loss before income tax expense	(1,517)	(4,078)	(4,939)	(6,837)

Income tax expense	-	-	-	-

Net loss	$(1,517)	$(4,078)	$(4,939)	$(6,837)

Loss per common share:
Basic	$(0.61)	$(1.58)	$(1.98)	$(2.65)
Diluted	$(0.61)	$(1.58)	$(1.98)	$(2.65)

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Share Information)
(unaudited)

	For the Six Months ended June 30, 2011
						ACCUMULATED
		ADDITIONAL	UNEARNED			OTHER
	COMMON	PAID IN	ESOP	BENEFIT	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	PLANS	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the six months ended June 30, 2011

Balance at January 1, 2011	$148	$61,406	$(1,397)	$-	$2,581	$1,941	$(19,888)	$44,791

Second-step conversion and offering	(122)	(5,249)	(684)	(89)	-	-	19,888	13,744

ESOP shares earned, 2,395 shares	-	(30)	52	-	-	-	-	22

Management restricted stock expense	-	59	-	-	-	-	-	59

Shares relinquished	-	-	-	(1)	-	-	-	(1)

Stock options expense	-	31	-	-	-	-	-	31

Shares purchased for Rabbi Trust	-	(15)	-	(333)	-	-	-	(348)

Comprehensive income (loss):
Net loss	-	-	-	-	(4,939)	-	-	(4,939)
Other comprehensive income (loss)
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	-	632	-	632
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	-	90	-	90
Total comprehensive income (loss)	-	-	-	-	(4,939)	722	-	(4,217)

Balance at June 30, 2011	$26	$56,202	$(2,029)	$(423)	$(2,358)	$2,663	$-	$54,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Share Information)
(unaudited)

	For the Six Months Ended June 30, 2010
					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the six months ended June 30, 2010

Balance at January 1, 2010	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

ESOP shares earned, 23,276 shares	-	(179)	233	-	-	-	54

Management restricted stock expense	-	323	-	-	-	-	323

Stock options expense	-	157	-	-	-	-	157

Management restricted stock granted	-	(99)	-	-	-	99	-

Director's deferred compensation	-	67	-	-	-	(67)	-

Treasury stock purchased at cost, 22,500 shares	-	-	-	-	-	(34)	(34)

Comprehensive income (loss):
Net loss	-	-	-	(6,837)	-	-	(6,837)
Other comprehensive income (loss)
Net change in unrealized gains on securities available-for-sale net of reclassification and taxes	-	-	-	-	2,383	-	2,383
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	629	-	629
Total comprehensive income	-	-	-	(6,837)	3,012	-	(3,825)

Balance at June 30, 2010	$148	$61,494	$(1,629)	$9,940	$3,164	$(19,901)	$53,216

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net loss	$(4,939)	$(6,837)
Adjustments to reconcile net loss to to net cash from operating activities:
Provision for loan losses	(5,764)	11,217
Gain on sale of loans held for sale	(819)	(182)
Loss on sale of portfolio loans	12	160
Loans originated for sale	(298,291)	(62,564)
Proceeds from loan sales	295,812	54,650
Foreclosed assets, net	150	121
Gain on sale of securities available for sale	(722)	(1,229)
Other than temporary impairment loss on AFS securities	186	81
ESOP compensation expense	22	54
Share-based compensation expense	90	480
Accretion of discounts on securities and loans	618	790
Depreciation expense	524	477
Net change in accrued interest receivable	417	51
Net change in cash surrender value of bank owned life insurance	(377)	(370)
Net change in other assets	2,196	1,945
Net change in accrued expenses and other liabilities	13	(1,276)
Net cash used in operating activites	(10,872)	(2,432)

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	21,214	39,768
Proceeds from the sales of securities available for sale	45,453	17,901
Purchase of securities available for sale	(42,329)	(76,283)
Proceeds from sale of portfolio loans	623	7,173
Purchase of portfolio loans	-	(2,420)
Net change in portfolio loans	23,976	7,596
Expenditures on premises and equipment	(150)	(259)
Proceeds from sales of premises and equipment	5	-
Redemption of FHLB stock	698	-
Proceeds from the sale of other real estate owned	2,232	1,324
Net cash from (used in) investing activities	51,722	(5,200)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from financing activities
Net (decrease) increase in deposits	$(30,971)	$19,567
Proceeds from FHLB advances	50,950	13,000
Repayment of FHLB advances	(49,950)	(24,953)
Proceeds from other borrowings	3,309	5,000
Repayment of other borrowings	(8,309)	(12,200)
Proceeds from sale of stock in second-step conversion and offering	13,744	-
Treasury stock repurchased	-	(34)
Share based compensation items	(1)	-
Purchase of shares for Rabbi Trust	(348)	-
Net cash (used in) from financing activities	(21,576)	380

Net change in cash and cash equivalents	19,274	(7,252)

Cash and equivalents beginning of period	8,550	37,144

Cash and equivalents at end of period	$27,824	$29,892

Supplemental information:
Interest paid	$8,714	$11,074
Income tax paid	-	15

Supplemental noncash disclosures:
Loans transferred to other real estate	$1,411	$3,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The accompanying condensed consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and June 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The 2010 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

On February 3, 2011, the second step conversion of Atlantic Coast Federal, MHC into a stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion, the Company sold 1,710,857 shares of common stock at $10 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan (“ESOP”). In addition, pursuant to an exchange ratio of 0.1960, the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor of the Company, for 918,324 shares of Atlantic Coast Financial Corporation common stock, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity.  Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering.  Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.  June 30, 2010 average shares and earnings per share for the three and six months ended June 30, 2010 have been restated to reflect the second-step conversion and offering completed February 3, 2011. Financial information presented in this report is derived in part from the consolidated financial statements of Atlantic Coast Federal Corporation prior to February 3, 2011.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation.  The reclassifications have no effect on net income or stockholders’ equity as previously reported.

NOTE 2.  USE OF ESTIMATES

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Estimates associated with the allowance for loan losses, realization of deferred tax assets and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies guidance on whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The new guidance is effective for interim and annual periods ending after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes stockholders’ equity. The new guidance is effective for interim and annual periods ending after December 15, 2011.

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2011
State and municipal	$945	$4	$(57)	$892
Mortgage-backed securities residential	39,390	948	(10)	40,328
Collateralized mortgage obligations U.S. Govt.	80,825	1,829	(97)	82,557
Collateralized mortgage obligations - other	1,470	55	(9)	1,516

	$122,630	$2,836	$(173)	$125,293

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2010
State and municipal	$945	$-	$(81)	$864
Mortgage-backed securities residential	41,167	947	(311)	41,803
Collateralized mortgage obligations U.S. Govt.	98,460	1,471	(242)	99,689
Collateralized mortgage obligations - other	6,577	269	(112)	6,734

	$147,149	$2,687	$(746)	$149,090

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of June 30, 2011, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2011
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	-	-
Due after ten years	945	892
Mortgage-backed securities - residential	39,390	40,328
Collateralized mortgage obligations - U.S. Government	80,825	82,557
Collateralized mortgage obligations - other	1,470	1,516

Total	$122,630	$125,293

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time in a continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
June 30, 2011
State and municipal	$405	$(57)	$-	$-	$405	$(57)
Mortgage-backed securities – residential	4,352	(10)	-	-	4,352	(10)
Collateralized mortgage obligations - U.S. Govt.	7,484	(63)	2,923	(33)	10,407	(96)
Collateralized mortgage obligations – other	72	(9)	-	-	72	(9)

Total	$12,313	$(139)	$2,923	$(33)	$15,236	$(172)

December 31, 2010
State and municipal	$463	$(20)	$401	$(61)	$864	$(81)
Mortgage-backed securities - residential	14,154	(311)	-	-	14,154	(311)
Collateralized mortgage obligations - U.S. Govt.	27,700	(242)	-	-	27,700	(242)
Collateralized mortgage obligations - other	595	(112)	-	-	595	(112)

Total	$42,912	$(685)	$401	$(61)	$43,313	$(746)

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

Proceeds from sales, payments, maturities and calls of securities available for sale were $66.7 million and $57.7 million for the six months ended June 30, 2011 and 2010, respectively. Gross gains of $851,000 and $1.2 million and gross losses of $129,000 and $0 were realized on these sales during the six months ended June 30, 2011 and 2010, respectively. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of June 30, 2011 the Company’s security portfolio consisted of 67 securities, 11 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages.  However, the majority of these securities were issued by government sponsored organizations as discussed below.

At June 30, 2011, approximately $122.9 million, or approximately 98% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Collateralized Mortgage Obligations - Other

The Company’s securities portfolio included 4 non-agency collateralized mortgage obligations with a fair value of $1.5 million at June 30, 2011. The Company evaluated the historical and expected future performance of the underlying collateral to determine if a future loss is expected which would result in a principal write-down.  As a part of the evaluation, the Company reviewed deal specific data including loan-to-value (“LTV”), delinquency, foreclosures and cumulative loss to insure it has adequate credit support.  This evaluation was completed utilizing a model to project future performance using collateral specific assumptions, such as expected future default rates, loss severity and prepayments.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The Company recorded an expense for other-than-temporary impairment of approximately $186,000 and $81,000 in non-interest income on one and two private label mortgage-backed mezzanine (support) debt securities for the six months ended June 30, 2011 and 2010, respectively.

The table below presents a reconciliation of the accumulated credit losses on the above securities recognized in earnings for the six month period ended June 30, 2011 and 2010:

	June 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance, January 1	$1,498	$4,467

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases (decreases) to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	186	81

Ending balance, June 30	$1,684	$4,548

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011	% of total loans	December 31, 2010	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$248,360	46.3%	$256,729	46.2%
Commercial	72,879	13.6%	72,048	13.0%
Other (land and multi-family)	29,471	5.5%	29,868	5.4%
Total real estate loans	350,710	65.4%	358,645	64.5%

Real estate construction loans:
One-to-four family	7,693	1.4%	7,589	1.4%
Commercial	4,343	0.8%	5,825	1.0%
Acquisition and development	-	0.0%	1,652	0.3%
Total real estate construction loans	12,036	2.2%	15,066	2.7%

Other loans:
Home equity	79,433	14.8%	85,082	15.3%
Consumer	71,610	13.4%	75,745	13.6%
Commercial	22,584	4.2%	21,268	3.8%
Total other loans	173,627	32.4%	182,095	32.8%

Total loans	536,373	100%	555,806	100%

Allowance for loan losses	(13,684)		(13,344)
Net deferred loan costs	7,025		7,407
Premiums (discounts) on purchased loans	(122)		(117)

Loans, net	$529,592		$549,752

NOTE 5 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$228,001	$5,023	$966	$14,370	$20,359	$248,360
Commercial	61,976	497	-	10,406	10,903	72,879
Other (land and multi-family)	25,516	25	168	3,762	3,955	29,471
Total real estate loans	315,493	5,545	1,134	28,538	35,217	350,710

Real estate construction loans:
One-to-four family	7,693	-	-	-	-	7,693
Commercial	1,759	-	-	2,584	2,584	4,343
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	9,452	-	-	2,584	2,584	12,036

Other loans:
Home equity	75,599	909	427	2,498	3,834	79,433
Consumer	69,173	1,591	230	616	2,437	71,610
Commercial	19,610	9	69	2,896	2,974	22,584
Total other loans	164,382	2,509	726	6,010	9,245	173,627

Total loans	$489,327	$8,054	$1,860	$37,132	$47,046	$536,373

NOTE 5 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$241,251	$4,112	$1,565	$9,801	$15,478	$256,729
Commercial	62,163	5,709	912	3,264	9,885	72,048
Other (land and multi-family)	28,068	17	497	1,286	1,800	29,868
Total real estate loans	331,482	9,838	2,974	14,351	27,163	358,645

Real estate construction loans:
One-to-four family	7,589	-	-	-	-	7,589
Commercial	3,241	902	-	1,682	2,584	5,825
Acquisition and development	1,652	-	-	-	-	1,652
Total real estate construction loans	12,482	902	-	1,682	2,584	15,066

Other loans:
Home equity	81,648	972	59	2,403	3,434	85,082
Consumer	73,516	1,320	231	678	2,229	75,745
Commercial	18,872	2,170	-	226	2,396	21,268
Total other loans	174,036	4,462	290	3,307	8,059	182,095

Total loans	$518,000	$15,202	$3,264	$19,339	$37,806	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of June 30, 2011:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$233,860	$14,500	$248,360
Commercial	62,473	10,406	72,879
Other (land and multi-family)	25,291	4,180	29,471
Total real estate loans	321,624	29,086	350,710

Real estate construction loans:
One-to-four family	7,693	-	7,693
Commercial	1,759	2,584	4,343
Acquisition and development	-	-	-
Total real estate construction loans	9,452	2,584	12,036

Other loans:
Home equity	76,577	2,856	79,433
Consumer	71,019	591	71,610
Commercial	19,688	2,896	22,584
Total other loans	167,284	6,343	173,627

Total loans	$498,360	$38,013	$536,373

NOTE 5 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of December 31, 2010:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$246,545	$10,184	$256,729
Commercial	64,820	7,228	72,048
Other (land and multi-family)	26,120	3,748	29,868
Total real estate loans	337,485	21,160	358,645

Real estate construction loans:
One-to-four family	7,589	-	7,589
Commercial	4,143	1,682	5,825
Acquisition and development	1,652	-	1,652
Total real estate construction loans	13,384	1,682	15,066

Other loans:
Home equity	82,679	2,403	85,082
Consumer	75,066	679	75,745
Commercial	19,067	2,201	21,268
Total other loans	176,812	5,283	182,095

Total loans	$527,681	$28,125	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents the recorded investment in non-accrual loans by class of loans as of June 30, 2011:

	Non-accrual	Loans past due 90 days or more and still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$14,500	$-
Commercial	10,406	-
Other (land and multi-family)	4,180	-
Total real estate loans	29,086	-

Real estate construction loans:
One-to-four family	-	-
Commercial	2,584	-
Acquisition and development	-	-
Total real estate construction loans	2,584	-

Other loans:
Home equity	2,856	-
Consumer	591	-
Commercial	2,896	-
Total other loans	6,343	-

Total loans	$38,013	$-

NOTE 5 - LOANS, NET (continued)

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2010:

	Non-accrual	Loans past due 90 days or more and still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$10,184	$-
Commercial	7,228	-
Other (land and multi-family)	3,748	-
Total real estate loans	21,160	-

Real estate construction loans:
One-to-four family	-	-
Commercial	1,682	-
Acquisition and development	-	-
Total real estate construction loans	1,682	-

Other loans:
Home equity	2,403	-
Consumer	679	-
Commercial	2,201	-
Total other loans	5,283	-

Total loans	$28,125	$-

Non-performing loans, including non-accrual loans, at June 30, 2011 and December 31, 2010 were $38.0 million and $28.1 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of June 30, 2011 or December 31, 2010.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

NOTE 5 - LOANS, NET (continued)

The Company utilizes an internal asset classification system for loans other than consumer and residential loans as a means of reporting problem and potential problem loans.  Under the risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard”, and “Doubtful” which correspond to risk ratings five, six and seven, respectively.  Substandard loans include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful, or risk rated seven, have all the weaknesses inherent in those classified Substandard with the added characteristic the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated five.  Risk ratings are updated any time the facts and circumstances warrant.

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

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$49,756	$6,179	$16,944	$-	$72,879
Other (land and multi-family)	16,219	7,763	5,489	-	29,471
Total real estate loans	65,975	13,942	22,433	-	102,350

Real estate construction loans:
Commercial	1,759	-	2,584	-	4,343
Acquisition and development	-	-	-	-	-
Total real estate construction loans	1,759	-	2,584	-	4,343

Other loans:
Commercial	18,612	638	3,334	-	22,584
Total other loans	18,612	638	3,334	-	22,584

Total loans	$86,346	$14,580	$28,351	$-	$129,277

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

NOTE 5 - LOANS, NET (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,860	$(3,399)	$251	$3,190	$5,902
Commercial	2,442	(177)	21	387	2,674
Other (land and multi-family)	1,019	(103)	34	232	1,182
Total real estate loans	9,322	(3,679)	306	3,809	9,758

Real estate construction loans:
One-to-four family	18	-	-	80	98
Commercial	37	-	-	103	140
Acquisition and development	-	-	-	-	-
Total real estate construction loans	55	-	-	183	238

Other Loans:
Home equity	1,663	(1,741)	24	2,003	1,949
Consumer	1,922	(444)	125	(677)	926
Commercial	382	(15)	-	446	813
Total other loans	3,967	(2,200)	149	1,772	3,688

Total loans	$13,344	$(5,879)	$455	$5,764	$13,684

Activity in the allowance for loan losses for the six months ended June 30, 2010 was as follows:

(Dollars in Thousands)
Balance at beginning of year	$13,810
Provision for loan losses	11,217
Charge-offs	(15,581)
Recoveries	790
Balance at end of period	$10,236

NOTE 5 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of June 30, 2011:

	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total Ending Balance
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,058	$4,844	$-	$5,902
Commercial	2,406	268	-	2,674
Other (land and multi-family)	348	834	-	1,182
Total real estate loans	3,812	5,946	-	9,758
Real estate construction loans:
One-to-four family	80	18	-	98
Commercial	135	5	-	140
Acquisition and development	-	-	-	-
Total real estate construction loans	215	23	-	238
Other Loans:
Home equity	2	1,947	-	1,949
Consumer	-	926	-	926
Commercial	356	457	-	813
Total other loans	358	3,330	-	3,688
Total ending allowance balance	$4,385	$9,299	$-	$13,684

Loans:
Real estate loans:
One-to-four family	$10,597	$237,763	$-	$248,360
Commercial	20,308	52,571	-	72,879
Other (land and multi-family)	5,443	24,028	-	29,471
Total real estate loans	36,348	314,362	-	350,710
Real estate construction loans:
One-to-four family	457	7,236	-	7,693
Commercial	2,584	1,759	-	4,343
Acquisition and development	-	-	-	-
Total real estate construction loans	3,041	8,995	-	12,036
Other Loans:
Home equity	1,342	78,091	-	79,433
Consumer	190	71,420	-	71,610
Commercial	3,335	19,249	-	22,584
Total other loans	4,867	168,760	-	173,627
Total ending loans balance	$44,256	$492,117	$-	$536,373

NOTE 5 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2010:

	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Acquired With Deteriorated Credit Quality	Total Ending Balance
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,263	$4,597	$-	$5,860
Commercial	2,153	290	-	2,443
Other (land and multi-family)	301	718	-	1,019
Total real estate loans	3,717	5,605	-	9,322
Real estate construction loans:
One-to-four family	-	18	-	18
Commercial	-	37	-	37
Acquisition and development	-	-	-	-
Total real estate construction loans	-	55	-	55
Other Loans:
Home equity	9	1,654	-	1,663
Consumer	-	1,922	-	1,922
Commercial	149	233	-	382
Total other loans	158	3,809	-	3,967
Total ending allowance balance	$3,875	$9,469	$-	$13,344
Loans:
Real estate loans:
One-to-four family	$15,823	$240,906	$-	$256,729
Commercial	19,722	52,326	-	72,048
Other (land and multi-family)	5,137	24,731	-	29,868
Total real estate loans	40,682	317,963	-	358,645
Real estate construction loans:
One-to-four family	-	7,589	-	7,589
Commercial	1,682	4,143	-	5,825
Acquisition and development	-	1,652	-	1,652
Total real estate construction loans	1,682	13,384	-	15,066
Other Loans:
Home equity	1,709	84,373	-	85,082
Consumer	312	75,433	-	75,745
Commercial	2,911	18,357	-	21,268
Total other loans	4,932	177,163	-	182,095
Total ending loans balance	$47,296	$508,510	$-	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents information about impaired loans as of June 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$141	$141	$-
Commercial	4,245	4,245	-
Other (land and multi-family)	2,237	2,237	-
Total real estate loans	6,623	6,623	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	1,682	4,989	-
Acquisition and development	-	-	-
Total real estate construction loans	1.682	4,989	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	399	399	-
Total other loans	399	399	-

Total	$8,704	$12,011	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$10,456	$10,720	$1,058
Commercial	16,063	16,063	2,406
Other (land and multi-family)	3,206	3,706	348
Total real estate loans	29,725	30,489	3,812

Real estate construction loans:
One-to-four family	457	457	80
Commercial	902	902	135
Acquisition and development	-	-	-
Total real estate construction loans	1,359	1,359	215

Other loans:
Home equity	1,342	1,342	2
Consumer	190	190	-
Commercial	2,936	2,936	356
Total other loans	4,468	4,468	358

Total	$35,552	$36,316	$4,385

NOTE 5 - LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans as of June 30, 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$13,210	$239	$239
Commercial	20,015	282	282
Other (land and multi-family)	5,290	85	85
Total real estate loans	38,516	606	606

Real estate construction loans:
One-to-four family	229	-	-
Commercial	2,133	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,361	-	-

Other loans:
Home equity	1,526	32	32
Consumer	251	10	10
Commercial	3,123	84	84
Total other loans	4,899	126	126

Total loans	$45,776	$732	$732

Information about impaired loans as June 30, 2010 was as follows:

Average of impaired loans during the period	$40,476
Interest income recognized during impairment	$378
Cash-basis interest income recognized	$378

NOTE 5 - LOANS, NET (continued)

The following table presents information about impaired loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	6,296	6,296	-
Other (land and multi-family)	1,931	1,931	-
Total real estate loans	8,227	8,227	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	1,682	4,988	-
Acquisition and development	-	-	-
Total real estate construction loans	1,682	4,988	-

Other loans:
Home equity	-	-	-
Consumer	312	312	-
Commercial	936	936	-
Total other loans	1,248	1,248	-

Total	$11,157	$14,463	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$15,823	$15,880	$1,263
Commercial	13,426	13,426	2,153
Other (land and multi-family)	3,206	3,706	301
Total real estate loans	32,455	33,012	3,717

Real estate construction loans:
One-to-four family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	1,709	1,709	9
Consumer	-	-	-
Commercial	1,975	1,975	149
Total other loans	3,684	3,684	158

Total	$36,139	$36,696	$3,875

NOTE 5 - LOANS, NET (continued)

There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $4.4 million and $3.9 million at June 30, 2011 and December 31, 2010, respectively.  Impaired loans include troubled debt restructurings (“TDRs”) of $19.6 million and $26.7 million at June 30, 2011 and December 31, 2010, respectively. The balance of troubled debt restructurings with partial charge-offs is not included with year-end loans with an allocated allowance for loan losses. There were no commitments to lend additional amounts on TDRs as of June 30, 2011 and December 31, 2010.

The Company has originated loans with directors and executive officers and their associates.  These loans totaled approximately $1.7 million and $2.7 million at June 30, 2011 and December 31, 2010, respectively.  The activity on these loans during the period ended June 30, 2011 and the year ended December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Beginning balance	$2,703	$4,471
New loans	192	371
Effect of changes in related parties	(748)	(1,386)
Repayments	(465)	(753)
Ending balance	$1,682	$2,703

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

At June 30, 2011, summary information about these interest-rate swaps is as follows:

June 30, 2011
(Dollars in Thousands)
Notional amounts	$25,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	0.30%
Weighted average maturity (years)	0.25
Fair value of interest rate swaps	(66)

NOTE 6.  INTEREST RATE SWAPS (continued)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	June 30, 2011		December 31, 2010
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments:
Interest rate contracts	Accrued expenses and other liabilities	$(66)	Accrued expenses and other liabilities	$(202)

Total interest rate swaps not designated as hedging instruments:
Total interest rate swaps		$(66)		$(202)

The effect of interest rate swaps for the six months ended June 30, 2011 and 2010 are as follows:

		Six Months Ended
		June 30, 2011	June 30, 2010
	Location of Gain or (Loss)	(Dollars in Thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments:
Interest rate contracts	Other	$20	$(79)

Total		$20	$(79)

NOTE 7.   FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) borrowings were $151.0 million at June 30, 2011 as compared to $150.0 million at December 31, 2010. FHLB advances had a weighted-average maturity of 55 months and a weighted-average rate of 3.74% at June 30, 2011.

NOTE 8.  OTHER BORROWINGS

Other borrowings were $0 and $5.0 million at June 30, 2011 and December 31, 2010, respectively. The Company borrowed $5.0 million, at market rates, from another financial institution in June 2010 secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second-step conversion and offering in February 2011.

The Company has been notified by its correspondent bank that a $7.5 million line of credit in place for correspondent services will not be renewed.

NOTE 9.  LOSS PER COMMON SHARE

June 30, 2010 average shares and loss per share for the three and six months ended June 30, 2010 have been restated to reflect the second-step conversion and offering completed February 3, 2011, see Note 1 for additional discussion.  Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three and six months ended June 30, 2011 and 2010 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Basic
Net loss	$(1,517)	$(4,078)	$(4,939)	$(6,837)
Weighted average common shares outstanding	2,629,006	2,622,365	2,629,033	2,623,567
Less: Average unallocated ESOP shares	(95,807)	(36,498)	(82,952)	(36,498)
Average director's deferred compensation shares	(45,891)	-	(45,607)	-
Average unvested restricted stock awards	(2,809)	(11,040)	(2,972)	(11,177)

Average Shares	2,484,499	2,574,827	2,497,502	2,575,892

Basic loss per common share	$(0.61)	$(1.58)	$(1.98)	$(2.65)

Diluted
Net loss	$(1,517)	$(4,078)	$(4,939)	$(6,837)

Weighted average shares outstanding from above	2,484,499	2,574,827	2,497,502	2,575,892
Add:Dilutive effects of assumed exercise of stock options	-	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-	-

Average shares and dilutive potential common shares	2,484,499	2,574,827	2,497,502	2,575,892

Diluted loss per common share	$(0.61)	$(1.58)	$(1.98)	$(2.65)

Stock options for shares of common stock were not considered in computing diluted loss per common share for the three and six months ended June 30, 2011 and 2010, respectively.  There was no dilutive effect as each period reported a net loss.

NOTE 10.  TOTAL COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale. Following is a summary of other comprehensive income for the three and six months ended June 30, 2011 and 2010:

	(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net loss	$(1,517)	$(4,078)	$(4,939)	$(6,837)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses)
arising during the period	1,371	1,900	1,354	3,538
Less reclassification adjustments for (gains)
losses recognized in income	(591)	(1,229)	(722)	(1,229)
Net unrealized gains	780	671	632	2,309
Income tax effect	-	6	-	74
Net of tax effect	780	677	632	2,383
Other-than-temporary-impairment on
available-for-sale debt securities recorded
in other comprehensive income	1	16	276	691
Less other-than-temporary-impairment on
available-for-sale debt securities associated
with credit loss realized in income	(76)	(6)	(186)	(81)
Income tax effect	-	(6)	-	19
Net of tax effect	(75)	4	90	629

Total other comprehensive income	705	681	722	3,012

Comprehensive loss	$(812)	$(3,397)	$(4,217)	$(3,825)

NOTE 11.  EMPLOYEE BENEFITS

Under the terms of the Supplemental Executive and Retirement Plans and Director Retirement Plans(“the Plans”) the completion of the second-step conversion on February 3, 2011 triggered partial vesting by certain executive and senior officers and full vesting by members of the Boards of Directors. The total cost of the vested benefits was $783,000 for the six months ended June 30, 2011 and was partially funded through the creation of a rabbi trust (“the Trust”). The Trust purchased 34,009 shares of Company stock at $10 per share during the second step conversion and has recorded the purchase as treasury stock in stockholders’ equity. Benefits paid by the Trust may be paid in cash or stock and the assets of the Trust are considered general assets of the Company.  The vested but unpaid benefits of the Plans are credited for interest at a rate of three-month LIBOR plus 2.75% annually.

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

NOTE 12.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$-	-	$-	-
State and municipal	892	-	892	-
Mortgage-backed securities – residential	40,328	-	40,328	-
Collateralized mortgage obligations – U.S. Govt.	82,557	-	82,557
Collateralized mortgage obligations - other	1,516	-	-	1,516
Liabilities:
Interest rate swap	$(66)	-	$(66)

	Fair Value Measurements at December 31, 2010 Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities
U.S. government-sponsored entities and agencies	$-	-	$-	-
State and municipal	864	-	864	-
Mortgage-backed securities – residential	41,803	-	41,803	-
Collateralized mortgage obligations – U.S. Govt.	99,869	-	99,869	-
Collateralized mortgage obligations – other	6,734	-	-	6,734
Liabilities:
Interest rate swap	$(202)	$-	$(202)	$-

Fair value adjustments for interest rate swaps resulted in a gain of $64,000 for the six months ended June 30, 2011.

NOTE 12.  FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2011:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at January 1, 2011	$6,734
Total realized and unrealized gains (losses):
Included in earnings - realized	(38)
Included in earnings - unrealized	(186)
Included other comprehensive income	(105)
Proceeds from maturities and payments, net	(4,889)
Transfers in to Level 3	-
Transfers out of Level 3	-
Balance of recurring Level 3 assets at June 30, 2011	$1,516

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Investment
Securities
Available-for-sale
(Dollars in Thousands)
Beginning balance of recurring Level 3 assets	$1,352
Total realized and unrealized gains (losses):
Included in earnings - realized	768
Included in earnings - unrealized	-
Included in other comprehensive income	(748)
Proceeds from maturities and payments, net	(8,046)
Transfers in to level 3	14,760
Transfers out of level 3	(1,352)
Ending balance of recurring Level 3 assets	$6,734

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3.  The Company determined that debt securities totaling $1.5 million and $6.7 million were appropriately evaluated as Level 3 assets as of June 30, 2011 and December 31, 2010.

Level 3 assets were evaluated utilizing models that included certain unobservable inputs  to project future performance using collateral assumptions, such as expected future default rates, expected future severity rates, prepayments and recoveries.

NOTE 12.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$8,969	$-	$-	$8,969
Impaired loans – collateral dependent	12,089	$-	$-	12,089

	Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$9,940	$-	$-	$9,940
Impaired loans – collateral dependent	$21,938	$-	$-	$21,938

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

Write-downs on other real estate owned for the six months ended June 30, 2011 and 2010 were $74,000 and $240,000, respectively.

Impaired loans:
Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral.  Collateral dependent loans had a carrying amount of $12.1 million and $21.9 million, net of a valuation allowance of $1.7 million and $3.2 million at June 30, 2011 and December 31, 2010, respectively.  Provision for loan losses of $3.8 million and $298,000 was recorded on impaired loans during the six months ended June 30, 2011 and 2010, respectively.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows:

	As of June 30,		As of December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$27,824	$27,824	$8,550	$8,550
Loans held for sale	52,617	52,693	49,318	49,388
Loans, net	529,592	537,325	549,752	561,189
Federal Home Loan Bank stock	9,460	n/a	10,158	n/a
Accrued interest receivable	2,425	2,425	2,842	2,842

FINANCIAL LIABILITIES
Deposits	497,526	498,930	528,497	530,439
Securities sold under agreements to repurchase	92,800	107,079	92,800	103,780
Federal Home Loan Bank advances	151,000	163,305	150,000	164,467
Other borrowings	-	-	5,000	5,000
Accrued interest payable	1,157	1,157	1,175	1,175

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering the need for adjustments for market illiquidity.  Fair value of loans held for sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt (FHLB advances and securities sold under agreements to repurchase) is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  Fair value of other borrowings is based on current rates for similar financing.  The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

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

NOTE 14.  INCOME TAXES

Under generally accepted accounting principles, the Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence,  a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.  A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions.  Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards.  At June 30, 2011, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $22.5 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income.  The Company also continues to maintain a valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax benefit was as follows:

	Year to date
	June 30, 2011	June 30, 2010

Pre-tax loss	$(4,939)	$(6,837)
Effective tax rate	40.7%	38.0%
Tax benefit	(2,011)	(2,598)
Increase in valuation allowance - federal	1,810	2,421
Increase in valuation allowance - state	201	177
Income tax expense (benefit)	$-	$-

NOTE 15. INDIVIDUAL MINIMUM CAPITAL REQUIREMENT

The Bank entered into an individual minimum capital requirement (“IMCR”) with the Office of Thrift Supervision (OTS) on May 13, 2011.  Under the IMCR, the Bank agreed to achieve Tier 1 leverage ratios of 6.25% at June 30, 2011 and 7.0% at September 30, 2011.

The Bank’s Tier 1 (core) capital to adjusted total assets was 6.30% at June 30, 2011.

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

Recent Developments

In February 2011, the Company filed an application with the United States Treasury (the “Treasury”) for participation in the Small Business Lending Fund (“SBLF”) including the preparation of a business plan submitted to the Office of Thrift Supervision (“OTS”).  In June 2011, the Treasury requested that applicants with dividend restrictions request the deletion, or a waiver, of this restriction from their primary regulator by August 1, 2011 in order to continue to be considered an applicant for SBLF. Accordingly, on June 9, 2011, the Company requested a waiver from the OTS of the dividend restrictions placed on it when the Company entered into the Supervisory Agreement with the OTS in December 2010 (For a discussion on the Company’s Supervisory Agreement see Item 1, Supervision and Regulation, Regulatory Agreements with the OTS in the Company’s 2010 Annual Report on Form 10-K.)  The Company did not receive any reply from the OTS prior to its merger into the Office of the Comptroller of the Currency on July 21, 2011. The Company has received notice from the Federal Reserve Bank of Atlanta, the successor to the OTS as the Company’s primary regulator that its policy is not to approve dividend waiver requests for holding companies which are operating under a supervisory enforcement action. Accordingly, the Company believes it is no longer considered eligible for participation in the SBLF.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase into 2011.  The increase reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company recorded OTTI of $75,000 and $186,000 for the three and six months ended June 30, 2011, respectively.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of June 30, 2011, the Company had a valuation allowance of $22.5 million for the net deferred tax asset.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General. Total assets decreased $25.6 million, or 3.1%, to $801.8 million at June 30, 2011 as compared to $827.4 million at December 31, 2010.  The primary reason for the decrease in assets was a decrease in securities available for sale of $23.8 million and net loans of $20.2 million, partially offset by an increase in cash and cash equivalents of $19.3 million and loans held for sale of $3.3 million.  Total deposits decreased $31.0 million, or 5.9%, to $497.5 million at June 30, 2011 from $528.5 million at December 31, 2010.  Core deposits consisting of non-interest bearing and interest bearing demand accounts and savings and money market accounts grew by $10.2 million, while time deposits decreased by $41.2 million.

Following is a summarized comparative balance sheet as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,	Increase (decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$27,824	$8,550	$19,274	225.4%
Securitites available for sale	125,293	149,090	(23,797)	-16.0%
Loans	543,276	563,096	(19,820)	-3.5%
Allowance for loan losses	(13,684)	(13,344)	(340)	2.5%
Loans, net	529,592	549,752	(20,160)	-3.7%
Loans held for sale	52,617	49,318	3,299	6.7%
Other assets	66,448	70,732	(4,284)	-6.1%
Total assets	$801,774	$827,442	$(25,668)	-3.1%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$37,880	$35,941	$1,939	5.4%
Interest bearing demand	73,719	71,710	2,009	2.8%
Savings and money market	188,061	181,788	6,273	3.5%
Time	197,866	239,058	(41,192)	-17.2%
Total deposits	497,526	528,497	(30,971)	-5.9%
Federal Home Loan Bank advances	151,000	150,000	1,000	0.7%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Other borrowings	-	5,000	(5,000)	-100.0%
Accrued expenses and other liabilities	6,367	6,354	13	0.2%
Total liabilities	747,693	782,651	(34,958)	-4.5%
Stockholders' equity	54,081	44,791	9,290	20.7%
Total liabilities and stockholders' equity	$801,774	$827,442	$(25,668)	-3.1%

Securities available for sale.  Securities available for sale were comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities (MBS).  The investment portfolio decreased approximately $23.8 million to $125.3 million at June 30, 2011, from $149.1 million at December 31, 2010, as the Company took advantage of a unique interest rate environment in the latter part of the June 2011 quarter to sell a number of smaller, or odd lot, MBS for a gain of $477,000. Due to the timing of the sale, proceeds were invested in cash and cash equivalents pending future reinvestment in securities based on liquidity requirements and expected loan growth. At June 30, 2011, approximately $122.9 million, or 98%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

The Company has a limited number of private label securities in its investment portfolio.  The table below summarizes the amortized cost, fair value and OTTI associated with these four securities.  The Company has no plans to sell these securities.

	At June 30, 2011
	Amortized	Fair	Number of	Cumulative
	Cost	Value	Securities	OTTI
	(Dollars in Thousands)

Private label collateralized mortgage obligations with OTTI	$702	$744	2	$1,684
Private label collateralized mortgage obligations with no OTTI	768	772	2	-
Total private label collateralized mortgage obligations	$1,470	$1,516	4	$1,684

Loans held for sale. Loans held for sale were comprised entirely of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators.  Loans held for sale increased approximately 6.7% to $52.6 million at June 30, 2011 as compared to $49.3 million at December 31, 2010 primarily due to an increase in loan production from our Warehouse lending operations. As of June 30, 2011, the weighted average number of days outstanding of loans held for sale was 16 days.

During the six months ended June 30, 2011, the Company originated a total of $298.3 million of loans held for sale, comprised of approximately $34.6 million of loans originated internally, and approximately $263.7 million of loans purchased from third parties. Approximately $295.8 million of the loans were sold, resulting in a gain of $819,000 and interest earned of $804,000 on outstanding balances which was recorded in interest income.  The Company intends to continue to focus on opportunities to grow this line of business in the near future due to its favorable margins and efficient capital usage.

Loans.  Below is a comparative composition of net loans as of June 30, 2011 and December 31, 2010, excluding loans held for sale:

	June 30, 2011	% of total loans	December 31, 2010	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$248,360	46.3%	$256,729	46.2%
Commercial	72,879	13.6%	72,048	13.0%
Other ( land and multi-family)	29,471	5.5%	29,868	5.4%
Total real estate loans	350,710	65.4%	358,645	64.5%

Real estate construction loans:
One-to-four family	7,693	1.4%	7,589	1.4%
Commercial	4,343	0.8%	5,825	1.0%
Acquisition and development	-	0.0%	1,652	0.3%
Total real estate construction loans	12,036	2.2%	15,066	2.7%

Other loans:
Home equity	79,433	14.8%	85,082	15.3%
Consumer	71,610	13.4%	75,745	13.6%
Commercial	22,584	4.2%	21,268	3.8%
Total other loans	173,627	32.4%	182,095	32.8%

Total loans	536,373	100%	555,806	100%

Allowance for loan losses	(13,684)		(13,344)
Net deferred loan costs	7,025		7,407
Premiums (discounts) on purchased loans	(122)		(117)

Loans, net	$529,592		$549,752

Portfolio loans declined approximately 3.7% to $529.6 million at June 30, 2011 as compared to $549.8 million at December 31, 2010 primarily due to payoffs of one- to four-family residential loans during the six months ended June 30, 2011. Portfolio loan originations decreased $18.9 million to $18.2 million for the six months ended June 30, 2011 from $37.1 million for the same period in 2010.  Small business loan originations,including SBA loans, was approximately $5.9 million during the six months ended June 30, 2011.

Until critical economic factors stabilize, such as unemployment and residential real estate values, management anticipates that portfolio loan balances will continue to decline as the Company emphasizes the sale of mortgages it originates in the secondary market rather than retaining them in its portfolio.

The composition of the Bank’s loan portfolio is heavily weighted toward one- to four-family residential loans.  As of June 30, 2011, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $335.5 million, or 62.5% of total gross loans.  Approximately $45.7 million, or 57.5% of loans recorded as home equity loans are in a first lien position.  Accordingly, $301.8 million, or 90.0% of loans collateralized by one- to four-family residential loans were in a first lien position as of June 30, 2011.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
1-4 Family First Mortgages	$163,608	$47,483	$37,269	$248,360
1-4 Family Second Mortgages	39,282	38,692	1,459	79,433
1-4 Family Construction Loans	6,508	1,094	91	7,693
	$209,398	$87,269	$38,819	$335,486

Allowance for loan losses. The allowance for loan losses was $13.7 million, or 2.52% of total loans compared to $13.3 million or 2.37% of total loans outstanding at June 30, 2011 and December 31, 2010, respectively.

The allowance for loan losses activity for the six months ended June 30, 2011 and 2010 was as follows:

	June 30,	June 30,
	2011	2010

Balance at beginning of period	$13,344	$13,810

Charge-offs:
Real Estate Loans
One-to four-family	3,399	6,759
Commercial	177	1,079
Other (Land & Multi-family)	103	873
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	3,307
Acquistion & Development	-	-
Other Loans
Home equity	1,741	2,032
Consumer	444	833
Commercial	15	698
Total charge-offs	5,879	15,581

Recoveries:
Real Estate Loans
One-to four-family	251	548
Commercial	21	-
Other (Land & Multi-family)	34	2
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	24	87
Consumer	125	149
Commercial	-	4
Total recoveries	455	790

Net charge-offs	5,424	14,791
Provision for loan losses	5,764	11,217
Balance at end of period	$13,684	$10,236

Net charge-offs decreased $9.4 million to $5.4 million for the six months ended June 30, 2011, as compared to $14.8 million for the same period in the prior year.  During the six months ended June 30, 2011 loan charge-offs included approximately $3.2 million of partial charge-offs of one-to four-family first mortgages and home equity loans identified as non-performing, as compared to $3.3 million for the same period in the prior year.   One-to four-family residential loan charge-offs in 2010 also included a charge-off of $2.8 million related to the sale of $6.3 million of loans that were classified as non-performing.  The Company also recorded a charge-off of $3.3 million in the second quarter of 2010 for one commercial construction loan for which a specific reserve had been previously established.  Due to the decline in real estate values over the past two years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount which is both probable and reasonable to estimate rather than providing a general allowance.

The $5.5 million decrease in the provision for loan losses for the six months ended June 30, 2011, as compared to the same period in 2010, was due to reduced net charge-offs of one-to four-family residential and commercial loans.

Non-performing assets:	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$14,500	$10,184
Commercial	10,406	7,228
Other	4,180	3,748

Construction - One-to-four-family	-	-
Construction - Commercial	2,584	1,682
Construction - Acquisition & Development	-	-

Other Loans - Consumer
Home Equity	2,856	2,403
Other	591	679
Commercial	2,896	2,201

Total non-performing loans	38,013	28,125
Other real estate owned	8,969	9,940

Total non-performing assets	$46,982	$38,065

Non-performing loans to total loans	7.00%	4.99%
Non-performing loans to total assets	4.74%	3.40%
Non-performing assets to total assets	5.86%	4.60%

Non-performing loans were $38.0 million or 7.00% of total loans and $28.1 million, or 4.99% of total loans at June 30, 2011, and December 31, 2010, respectively.  The increase of $8.9 million in non-performing loans was primarily due to an increase of $4.3 million of non-performing one- to four-family residential loans and a $3.7 million income-producing commercial loan in Florida which had been restructured in 2010.  As of June 30, 2011, total non-performing one- to four-family residential loans of $14.5 million included $13.3 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing.  Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. As of June 30, 2011, and December 31, 2010, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of June 30, 2011 and December 31, 2010.

At June 30, 2011 the five largest non-performing loans were as follows: 1) a $7.2 million relationship comprised of three loans secured by owner occupied commercial real estate and a line of credit secured by inventory and accounts receivable. The borrower filed Chapter 11 bankruptcy in December 2010, but is currently paying adequate protection payments under the plan of bankruptcy, 2) a $3.7 million relationship which is comprised of two loans secured by income producing commercial real estate in the Jacksonville market. These loans, which were restructured and reported as TDRs during 2010, and were classified as non-performing in the second quarter of 2011 after the borrower was repeatedly delinquent, 3) a $2.1 million land loan in the Jacksonville market, 4) a $1.6 million commercial construction loan collateralized by partially completed resort condominiums in Orlando, Florida and, 5) a $900,000 commercial construction loan in the Jacksonville market.

The tables below compare entire period-end allowance, (which includes the general component which is available for the entire loan portfolio, and specific components of the allowance for loan losses) to non-performing loans as of June 30, 2011 and December 31, 2010:

Comparison of Loan Loss Allowance to Non-Performing Loans
June 30, 2011

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans	% of General and Specific Loan Loss Allowance to Total Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$14,500	$5,902	40.70%	1.09%
Commercial	10,406	2,674	25.70%	0.49%
Other (land & multi-family)	4,180	1,182	28.28%	0.22%

Real Estate Construction
Construction One-to four family	-	98	-	0.02%
Construction Commercial	2,584	140	5.42%	0.03%
Acquistion & Development	-	-	-	0.00%

Other Loans
Home Equity	2,856	1,949	68.24%	0.36%
Consumer	591	926	156.68%	0.17%
Commercial	2,896	813	28.07%	0.15%
Totals	$38,013	$13,684	36.00%	2.52%

Comparison of Loan Loss Allowance to Non-Performing Loans
December 31, 2010

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans	% of General and Specific Loan Loss Allowance to Total Loans
		(Dollars in Thousands)
Real Estate Loans
One-to four-family	$10,184	$5,860	57.54%	1.04%
Commercial	7,228	2,443	33.80%	0.43%
Other (land & multi-family)	3,748	1,019	27.19%	0.18%

Real Estate Construction
Construction One-to four family	-	18	-	0.00%
Construction Commercial	1,682	37	2.20%	0.01%
Acquistion & Development	-	-	-	0.00%

Other Loans
Home Equity	2,403	1,663	69.21%	0.30%
Consumer	679	1,922	283.06%	0.34%
Commercial	2,201	382	-	0.07%
Totals	$28,125	$13,344	47.45%	2.37%

Impaired Loans. Impaired loans include large non-homogenous loans where it is probable that the Bank will not receive all principal and interest when contractually due and troubled debt restructurings with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties.  Troubled debt restructured (“TDR”) loans, which were $19.6 million as of June 30, 2011, as compared to $26.7 million at December 31, 2010, declined as approximately $5.7 million of restructured loans demonstrated 12 months of performance under restructured terms and, therefore, moved to performing status or were paid off.

 The following table shows impaired loans segregated by performing and non-performing and the associated specific reserve as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Balance	Specific Reserve	Balance	Specific Reserve
Performing	$9,571	$418	$5,550	$338
Non-performing	15,055	2,717	15,059	2,659

Troubled debt restructuring (TDR):
TDR-non-performing commercial	4,251	627	-	-
TDR-non-performing residential	1,024	-	392	-
TDR-performing commercial	2,896	166	8,620	210
TDR-performing residential	11,459	457	17,675	668

Total impaired loans	$44,256	$4,385	$47,296	$3,875

Deferred Income Taxes.  As of both June 30, 2011 and December 31, 2010 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $22.5 million for the full amount of the net federal and state deferred tax assets as of June 30, 2011. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposits were $497.5 million at June 30, 2011, a decrease of $31.0 million from $528.5 million at December 31, 2010.   Core deposits grew by $10.2 million during the first six months of 2011, as consumers demonstrated a preference for shorter duration, more liquid deposit products rather than re-investing in time deposits due to the low interest rate environment. As a result, time deposits decreased by $41.2 million during the same time period. Core deposits grew to $299.6 million at June 30, 2011, with interest-bearing demand and savings products offered under the successful Kasasa program experiencing the largest increase in new accounts and households.  Time deposits decreased to $197.9 million as of June 30, 2011 primarily due to decreased time deposits acquired through brokers. As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Supervisory Agreement with the Office of Thrift Supervision dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval.  Pursuant to the terms of the agreement the Bank must have no more than $52.5 million of brokered deposits outstanding as of June 30, 2011.  At June 30, 2011 the Bank had brokered deposits of $26.3 million.  The Company’s management does not believe this restriction has a significant effect on the Company’s liquidity.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities and/or cash, which had a carrying amount of $120.2 million at June 30, 2011, with maturities beginning in January 2014. Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of June 30, 2011 and December 31, 2010.

Information concerning securities sold under agreements to repurchase as of June 30, 2011 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.10%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.10%

Depending on the availability of suitable securities and the prevailing interest rates and terms of alternative sources of funds, the Company may continue to sell securities under agreements to repurchase in the future to fund growth; however there are no plans to be active in the market in the near term.

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 55 months and a weighted-average rate of 3.74 % at June 30, 2011.   The $1.0 million increase in FHLB borrowings to $151.0 million at June 30, 2011 as compared to $150.0 million at December 31, 2010 was due to proceeds from advances of $51.0 million which exceeded repayments of $50.0 million.  The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds.

Other borrowings.  Other borrowings were $0 and $5.0 million at June 30, 2011 and December 31, 2010, respectively.  The Company had borrowed $5.0 million, at market rates, from another financial institution in June 2010 which was secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC.  The Company’s Chairman of the Board also serves as President and Chief Executive Officer and director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second-step conversion and offering in February 2011.

Stockholders’ equity.  Stockholders’ equity increased by approximately $9.3 million to $54.1 million at June 30, 2011 from $44.8 million at December 31, 2010 due to the completion of the second-step conversion and offering and an increase in other comprehensive income (OCI) of $722,000, partially offset by the net loss of $4.9 million for the six months ended June 30, 2011.

On February 3, 2011, the second step conversion of Atlantic Coast Federal MHC into the stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed.   Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. $5.0 million of the proceeds was also used to repay the other borrowings described above.

During 2009 and 2010, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. Under Federal Reserve regulations, the Company cannot repurchase shares until after one year following the completion of the second-step conversion. The Company’s equity to assets ratio increased to 6.75% at June 30, 2011, from 5.41% at December 31, 2010. The increase was due to the second-step conversion and offering, partially offset by the net loss of $4.9 million for the six months ended June 30, 2011.  Atlantic Coast Bank continued to be in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas. As of June 30, 2011, the Bank was in compliance with the Individual Minimum Capital Requirement (IMCR) agreed to by the Bank with the Office of Thrift Supervision on May 13, 2011.  Under the IMCR, the Bank agreed to achieve Tier 1 leverage ratios of 6.25% as of June 30, 2011, and 7.0% as of September 30, 2011.  Total risk-based capital to risk-weighted assets was 11.30%, Tier 1 capital to risk-weighted assets was 10.04%, and Tier 1 capital to adjusted total assets was 6.30% at June 30, 2011, respectively. These ratios as of December 31, 2010 were 10.1%, 8.8% and 5.5%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010.

General. Net loss for the three months ended June 30, 2011, was $1.5 million, which was an improvement of $2.6 million from a net loss of $4.1 million for the same period in 2010.  The Company's lower net loss for the second quarter of 2011 primarily reflected a reduction in provision for loan losses of $4.5 million, which was partially offset by lower net interest income of $1.2 million due to lower average balances on interest-earning assets, lower non-interest income of $382,000 due to lower gains on sales of securities available for sale and higher non-interest expense of $745,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2011 and 2010.  The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2011			2010
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$585,034	$8,330	5.68%	$619,306	$9,491	6.12%
Securites(2)	154,086	1,273	3.32%	210,134	2,155	4.12%
Other interest-earning assets(3)	20,852	28	0.52%	29,922	46	0.60%
Total interest-earning assets	759,972	9,631	5.08%	859,362	11,692	5.44%
Non-interest earning assets	47,642			47,288
Total assets	$807,614			$906,650

INTEREST-BEARING LIABILITIES
Savings deposits	$69,401	$111	0.64%	$46,887	$89	0.76%
Interest bearing demand accounts	75,325	236	1.24%	80,578	299	1.48%
Money market accounts	116,319	223	0.76%	120,468	322	1.08%
Time deposits	201,811	1,015	2.00%	296,162	1,933	2.60%
Securities sold under agreements to repurchase	92,800	1,195	5.16%	92,800	1,174	5.08%
Federal Home Loan Bank advances	152,225	1,426	3.76%	170,002	1,567	3.68%
Other borrowings	34	-	0.00%	2,095	44	8.40%
Total interest-bearing liabilities	707,915	4,206	2.36%	808,992	5,428	2.68%
Non-interest bearing liabilities	44,047			40,183
Total liabilities	751,962			849,175
Stockholders' equity	55,652			57,475
Total liabilities and stockholders' equity	$807,614			$906,650

Net interest income		$5,425			$6,264
Net interest spread			2.72%			2.76%
Net earning assets	$52,057			$50,370
Net interest margin(4)			2.86%			2.92%
Average interest-earning assets to average interest-bearing liabilities		107.35%			106.23%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended June 30, 2011 as compared to the same period in 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(509)	$(652)	$(1,161)
Securities	(511)	(370)	(881)
Other interest-earning assets	(13)	(6)	(19)
Total interest-earning assets	(1,033)	(1,028)	(2,061)

INTEREST-BEARING LIABILITIES
Savings deposits	37	(15)	22
Interest bearing demand accounts	(19)	(44)	(63)
Money market accounts	(11)	(88)	(99)
Time deposits	(534)	(384)	(918)
Securities sold under agreements to repurchase	-	21	21
Federal Home Loan Bank advances	(166)	25	(141)
Other borrowings	(44)	-	(44)
Total interest-bearing liabilities	(737)	(485)	(1,222)

Net interest income	$(296)	$(543)	$(839)

Interest income. Total interest income declined $2.1 million to $9.6 million for the three months ended June 30, 2011 from $11.7 million for the three months ended June 30, 2010 primarily due to the decrease in interest income on securities and loans.  Interest income on loans decreased to $8.3 million for the three months ended June 30, 2011 from $9.5 million for the same period in 2010.  This decrease was due to a decline in the average yield on loans of 44 basis points to 5.68% combined with a decline in the average balance of loans, which decreased $34.3 million to $585.0 million for the three months ended June 30, 2011 from $619.3 million for the prior year period.  Interest income earned on securities decreased $881,000 to $1.3 million for the three months ended June 30, 2011 from $2.2 million for the same period in 2010. This decrease was due to the decline in the average balance of $56.0 million, to $154.1 million, combined with the lower interest rates available on new purchases of securities which resulted in an 80 basis point decline in average yield of securities to 3.32% for the three months ended June 30, 2011. Due to the decrease in average interest-earning assets as a result of our capital preservation requirements, the Company expects interest income to be lower during 2011 as compared to 2010.

Interest expense. Interest expense declined by $1.2 million to $4.2 million for the three months ended June 30, 2011 from $5.4 million for the three months ended June 30, 2010.  The decrease in interest expense for the three months ended June 30, 2011, as compared to the same period in 2010, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits.  The average rate paid on time deposits decreased 60 basis points to 2.00% for the three months ended June 30, 2011 as compared to 2.60% for the same period in 2010 due to the low interest rate environment.  The average balance of time deposits decreased $94.4 million to $201.8 million for the three months ended June 30, 2011 due to the decrease in brokered deposits.

Net interest income.  Net interest income decreased $839,000 to $5.4 million for the three months ended June 30, 2011 from $6.3 million for the three months ended June 30, 2010, primarily due to the decrease in interest income. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 4 basis points to 2.72% for the second quarter of 2011 as compared to 2.76% for the same quarter in 2010.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 6 basis points to 2.86% as compared to 2.92% for the same quarter in 2010.

Provision for loan losses.   Provision for loan losses of $3.0 million and $7.5 million were made during the three months ended June 30, 2011 and 2010, respectively.  The $4.5 million decrease in provision for loan losses was primarily due to lower net charge-offs on commercial and one- to four-family residential loans during the three months ended June 30, 2011 as compared to the same period in 2010.  During the three months ended June 30, 2010, the Company sold a $6.3 million portfolio of non-performing one- to four-family residential loans resulting in a loss of $2.8 million and charged off a $3.3 million specific reserve associated with a commercial participation with collateral located in Orlando, Florida.  Net charge-offs for the three months ended June 30, 2011 were $2.8 million as compared to $10.6 million for the same period in 2010. Consistent with the Company’s policy of writing down the carrying value of one-to four family first mortgages and home equity loans that become non-performing, net charge-offs in 2011 included $1.9 million of partial write-downs as compared to $1.9 million for the same period in 2010.

Non-interest income. The components of non-interest income for the three months ended June 30, 2011 and 2010 were as follows:
			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$912	$963	$(51)	-5.3%
Gain on sale of loans held for sale	423	78	345	442.3%
Gain (loss) on sale of portfolio loans	(11)	113	(124)	-109.7%
Gain on available for sale securities	590	1,229	(639)	-52.0%
Other than temporary impairment losses	(75)	(6)	(69)	1150.0%
Interchange fees	395	241	154	63.9%
Other	321	319	2	0.6%
	$2,555	$2,937	$(382)	-13.0%

Non-interest income for the three months ended June 30, 2011 decreased $382,000 to $2.6 million as compared to $2.9 million for the same three months in 2010.  The decrease was primarily due to lower gains on sales of available for sale securities partially offset by increased gains on sales of loans held for sale in connection with the expansion of our mortgage banking business. The Company recorded gains of $423,000 on loan sales of $172.2 million for the second quarter of 2011 as compared to gains of $78,000 on loan sales of $33.2 million for the three months ended June 30, 2010.

Included in gains on sales of loans held for sale for the second quarter of 2011, was $51,000 from the sale and servicing of Small Business Administration (“SBA”) loans. The Company expects to see moderate growth in gains on sales and servicing of SBA loans through the remainder of 2011 from its small business lending group that was formed in the latter part of 2010.

Non-interest expense. The components of non-interest expense for the three months ended June 30, 2011 and 2010 were as follows:

			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,718	$2,437	$281	11.5%
Occupancy and equipment	582	531	51	9.6%
FDIC insurance premiums	176	398	(222)	-55.8%
Foreclosed assets, net	191	30	161	536.7%
Data processing	398	402	(4)	-1.0%
Outside professional services	654	371	283	76.3%
Collection expense and repossessed asset losses	637	605	32	5.3%
Other	1,174	1,011	163	16.1%
	$6,530	$5,785	$745	12.9%

Non-interest expense increased $745,000 to $6.5 million for the three months ended June 30, 2011 from $5.8 million for the same three months ended June 30, 2010.    Non-interest for the three months ended June 30, 2011 included higher outside professional services, higher compensation expenses related to the expansion of mortgage banking and small business lending and higher expenses related to foreclosed assets.  Management expects non-interest expenses will be higher in 2011 as compared to 2010, primarily as a result of the expansion of new business initiatives and higher collection expenses.

Income tax. The Company recorded no income tax benefit for the three months ended June 30, 2011 or 2010.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010.

General. Net loss for the six months ended June 30, 2011, was $4.9 million, which was an improvement of $1.9 million from a net loss of $6.8 million for the same period in 2010.  The Company's lower net loss for the six months ended June 30, 2011 reflected lower provision for loan losses of $5.5 million and greater non-interest income of $420,000, which was partially offset by lower net interest income of $1.2 million and higher non-interest expenses of $2.8 million including certain benefit plans previously revised for the benefit of the Company and subject to restoration upon the completion of the Company's second-step conversion and offering.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2011 and 2010.  The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.
	For the six months ended June 30,
	2011			2010
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost

INTEREST-EARNING ASSETS
Loans receivable(1)	$587,010	$16,892	5.76%	$623,879	$18,681	5.99%
Securites(2)	152,211	2,474	3.26%	200,456	4,119	4.11%
Other interest-earning assets(3)	23,641	58	0.50%	31,660	94	0.59%
Total interest-earning assets	762,862	19,424	5.10%	855,995	22,894	5.35%
Non-interest earning assets	48,859			50,643
Total assets	$811,721			$906,638

INTEREST-BEARING LIABILITIES
Savings deposits	$67,560	$217	0.64%	$42,695	$142	0.67%
Interest bearing demand accounts	74,311	460	1.24%	79,334	644	1.62%
Money market accounts	117,009	457	0.78%	123,224	734	1.19%
Time deposits	211,935	2,140	2.02%	296,142	3,943	2.66%
Securities sold under agreements to repurchase	92,800	2,368	5.10%	92,800	2,322	5.00%
Federal Home Loan Bank advances	149,059	2,837	3.80%	172,130	3,121	3.63%
Other borrowings	1,089	216	39.66%	2,314	88	7.61%
Total interest-bearing liabilities	713,763	8,695	2.44%	808,639	10,994	2.72%
Non-interest bearing liabilities	43,434			40,575
Total liabilities	757,197			849,214
Stockholders' equity	54,524			57,424
Total liabilities and stockholders' equity	$811,721			$906,638

Net interest income		$10,729			$11,900
Net interest spread			2.66%			2.63%
Net earning assets	$49,099			$47,356
Net interest margin(4)			2.81%			2.78%
Average interest-earning assets to average interest-bearing liabilities		106.88%			105.86%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the six months ended June 30, 2011 as compared to the same period in 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,078)	$(711)	$(1,789)
Securities	(881)	(764)	(1,645)
Other interest-earning assets	(21)	(14)	(35)
Total interest-earning assets	(1,980)	(1,489)	(3,469)

INTEREST-BEARING LIABILITIES
Savings deposits	80	(5)	75
Interest bearing demand accounts	(39)	(145)	(184)
Money market accounts	(36)	(240)	(276)
Time deposits	(975)	(828)	(1,803)
Securities sold under agreements to repurchase	-	47	47
Federal Home Loan Bank advances	(434)	149	(285)
Other borrowings	(69)	197	128
Total interest-bearing liabilities	(1,473)	(825)	(2,298)

Net interest income	$(507)	$(664)	$(1,171)

Interest income. Total interest income declined $3.5 million to $19.4 million for the six months ended June 30, 2011 from $22.9 million for the six months ended June 30, 2010 primarily due to the decrease in interest income on securities and loans.  Interest income on loans decreased to $16.9 million for the six months ended June 30, 2011 from $18.7 million for the same period in 2010.  This decrease was due primarily to a decline in the average balance of loans, which decreased $36.9 million to $587.0 million for the six months ended June 30, 2011 from $623.9 million for the prior year period.  The average yield on loans decreased to 5.76% for the six months ended June 30, 2011 from 5.99% for the same period in 2010.  Interest income earned on securities decreased $1.6 million to $2.5 million for the six months ended June 30, 2011 from $4.1 million for the same period in 2010. This decrease was due to the decline in the average balance of $48.2 million, to $152.2 million, combined with the lower interest rates available on new purchases of securities which resulted in an 85 basis point decline in average yield to 3.26% for the six months ended June 30, 2011. Due to the decrease in average interest-earning assets as a result of our capital preservation requirments, the Company expects interest income to be lower during 2011 as compared to 2010.

Interest expense. Interest expense declined by $2.3 million to $8.7 million for the six months ended June 30, 2011 from $11.0 million for the six months ended June 30, 2010.  The decrease in interest expense for the six months ended June 30, 2011, as compared to the same period in 2010, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits and Federal Home Loan Bank (FHLB) advances.  The average rate paid on time deposits decreased 64 basis points to 2.02% for the six months ended June 30, 2011 as compared to 2.66% for the same period in 2010 due to the low interest rate environment.  The average balance of time deposits decreased $84.2 million to $211.9 million for the six months ended June 30, 2011 due to the decrease in brokered time deposits.  The average balance of FHLB advances decreased $23.1 million to $149.1 million for the six months ended June 30, 2011 due to repayments.  Interest expense included $216,000 related to other borrowings for the six months ended June 30, 2011 compared to $88,000 for the six months ended June 30, 2010. Approximately $175,000 of the expense for other borrowings in the first six months of 2011 was the write-off of unamortized debt issuance cost associated with the $5.0 million borrowing. This loan was paid-off during the first quarter of 2011 with proceeds from the second-step conversion and offering.

Net interest income.  Net interest income decreased $1.2 million to $10.7 million for the six months ended June 30, 2011 from $11.9 million for the six months ended June 30, 2010, primarily due to the decrease in interest income resulting from a reduction in average outstanding interest earning assets and lower average yields earned on those assets. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 3 basis points to 2.66% for the first six months of 2011 as compared to 2.63% for the same period in 2010.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 3 basis points to 2.81% as compared to 2.78% for the same period in 2010.  The improvement in net interest margin was primarily due to the 64 basis point decrease in the average interest rate of deposits, to 2.02% for the six months ended June 30, 2011 as compared to 2.66% for the same period in 2010.

Provision for loan losses.   Provision for loan losses of $5.8 million and $11.2 million were made during the six months ended June 30, 2011 and 2010, respectively.  The $5.4 million decrease in provision for loan losses was primarily due to lower net charge-offs on commercial and one- to four-family residential loans during the six months ended June 30, 2011 as compared to the same period in 2010.  During the six months ended June 30, 2010, the Company sold a $6.3 million portfolio of non-performing one- to four-family residential loans resulting in a loss of $2.8 million and charged off a $3.3 million specific reserve associated with a commercial participation with collateral located in Orlando, Florida. Net charge-offs for the six months ended June 30, 2011 were $5.4 million as compared to $14.8 million for the same period in 2010. Consistent with the Company’s policy of writing down the carrying value of one-to four family first mortgages and home equity loans that become non-performing, net charge-offs in 2011 included $3.2 million of partial write-downs as compared to $3.3 million for the same period in 2010.

Non-interest income. The components of non-interest income for the six months ended June 30, 2011 and 2010 were as follows:
			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,826	$1,832	$(6)	-0.3%
Gain on sale of loans held for sale	819	182	637	350.0%
Loss on sale of portfolio loans	(12)	(160)	148	-92.5%
Gain on available for sale securities	722	1,229	(507)	-41.3%
Other than temporary impairment losses	(186)	(81)	(105)	129.6%
Interchange fees	644	463	181	39.1%
Other	632	560	72	12.9%
	$4,445	$4,025	$420	10.4%

Non-interest income for the six months ended June 30, 2011 increased $420,000 to $4.4 million as compared to $4.0 million for the same six months in 2010.  The increase was primarily due to increased gains on sales of loans held for sale in connection with the expansion of our mortgage banking business, partially offset by lower gains on sales of available for sale securities. The Company recorded gains of $819,000 on loan sales of $295.8 million for the first half of 2011 as compared to $182,000 on loan sales of $54.7 million for the six months ended June 30, 2010.

Included in gains on sales of loans held for sale for the six months ended June 30, 2011, was $136,000 from the sale and servicing of Small Business Administration (“SBA”) loans. The Company expects to see moderate growth in gains from the sale and servicing of SBA loans through the remainder of 2011 from its small business lending group that was formed in the latter part of 2010.

Non-interest expense. The components of non-interest expense for the six months ended June 30, 2011 and 2010 were as follows:

			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$6,689	$5,007	$1,682	33.6%
Occupancy and equipment	1,165	1,084	81	7.5%
FDIC insurance premiums	572	846	(274)	-32.4%
Foreclosed assets, net	150	121	29	24.0%
Data processing	792	657	135	20.5%
Outside professional services	1,143	730	413	56.6%
Collection expense and repossessed asset losses	1,536	997	539	54.1%
Other	2,302	2,103	199	9.5%
	$14,349	$11,545	$2,804	24.3%

Non-interest expense increased $2.8 million to $14.3 million for the six months ended June 30, 2011 from $11.5 million for the same six months ended June 30, 2010.  Components of the increase included higher compensation and benefits expense, increased expenses of loan collections and higher outside professional services expense.  The six months ended June 30, 2011 included higher compensation expenses related to the expansion of mortgage banking and small business lending. Included in compensation and benefit expense for the six months ended June 30, 2011 was a non-recurring expense of $783,000 for the partial restoration of certain supplemental executive retirement plans that partially vested as a result of the completion of the second step conversion in the first quarter of 2011.  During the second quarter of 2011 the Company reduced mortgage banking management positions and closed three under-performing mortgage origination offices. The impact of this change will begin to be fully realized beginning in the third quarter of 2011, however management expects non-interest expenses will continue to be higher in 2011 as compared to 2010, primarily as a result of the expansion of new business initiatives and the costs associated with increased collection activities.

Income tax. The Company recorded no income tax benefit for the six months ended June 30, 2011 or 2010.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

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

During the six months ended June 30, 2011, cash and cash equivalents increased $19.2 million from $8.6 million as of December 31, 2010, to $27.8 million as of June 30, 2011. Cash from investing activities of $51.7 million was more than cash used in financing activities of $21.6 million and cash used in operations of $10.9 million.  Primary sources of cash were from sales of loans held for sale of $295.8 million, capital contribution as result of the completion of the second-step conversion and offering of $13.8 million, proceeds from maturities and payments of available-for-sale securities of $21.2 million, proceeds from sales of securities available-for-sale of $45.5 million, net decreases in loans of $24.6 million and proceeds from FHLB borrowings of $51.0 million.  Primary uses of cash included loans originated for sale of $298.3 million, purchases of available-for-sale securities of $42.3 million, decreases in deposits of $31.0 million, repayments of FHLB borrowings of $50.0 million and repayments of other borrowings of $8.3 million.

During the six months ended June 30, 2010, cash and cash equivalents decreased $7.2 million from $37.1 million as of December 31, 2009, to $29.9 million as of June 30, 2010. Cash used in operating activities of $2.4 million, combined with cash used in investing activities of $5.2 million, was more than cash from financing activities of $400,000.  Primary sources of cash were from proceeds from maturities and payments of available-for-sale securities of $39.8 million, net increases in deposits of $19.6 million, proceeds from sales of securities available-for-sale of $17.9 million, proceeds from FHLB advances of $13.0 million, proceeds from sale of portfolio loans of $7.2 million, net decreases in loans of $5.1 million and proceeds from other borrowings of $5.0 million.  Primary uses of cash included purchases of available-for-sale securities of $76.3 million and repayments of FHLB borrowings of $25.0 million and repayments of other borrowings of $12.2 million.

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

Net Portfolio Value.  The Office of Thrift Supervision required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

At June 30, 2011
				NPV as a Percentage of
				Present Value of Assets (3)		Net Interest Income
Change in							Increase (Decrease) in
Interest Rates					Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	Estimated (Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Income	Amount	Percent
(Dollars in Thousands)
+300	$55,708	$(5,504)	(9.0)%	7.22%	(19)	$22,736	$(422)	(1.82)%
+200	61,386	(1,719)	(2.8)%	7.78%	37	22,985	(173)	(0.75)%
+100	63,105	(1,893)	(3.1)%	7.80%	39	23,071	(87)	(0.38)%
0	61,212	-	-	7.41%	-	23,158	-	-
-100	51,051	(10,161)	(16.6)%	6.10%	(131)	23,045	(113)	(0.49)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FINANCIAL CORPORATION

FORM 10-Q

June 30, 2011

Part II - Other Information
Item 1.	Legal Proceedings
The Company is involved in various legal actions and claims arising in the normal course of business.  In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and reserved

Item 5.	Other Information
None

Item 6.	Exhibits
a.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Calculation Linkbase Document **
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101 LAB	XBRL Taxonomy Label Linkbase Document **
101.PRE	XBRL Taxonomy Presentation Linkbase Document **

** We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report.  We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ATLANTIC COAST FINANCIAL CORPORATION

FORM 10-Q

June 30, 2011

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: August 15, 2011	/s/ G. Thomas Frankland
G. Thomas Frankland, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer
(Principal Financial and Accounting Officer)