Form 10-Q
period 2011-09-30
Atlantic Coast Financial CORP
filed 2011-11-14
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12724 Gran Bay Parkway, Suite 150
Jacksonville, Florida	32258
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, $0.01 Par Value	2,628,969 shares

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements
ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Information)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from financial institutions	$7,557	$4,072
Short-term interest-earning deposits	7,766	4,478
Total cash and cash equivalents	15,323	8,550
Securities available for sale	130,052	149,090
Loans held for sale	64,280	49,318
Loans, net of allowance of $15,188 at September 30, 2011 and $13,344 at December 31, 2010	516,986	549,752
Federal Home Loan Bank stock, at cost	10,959	10,158
Land, premises and equipment, net	15,254	15,857
Bank owned life insurance	24,138	23,578
Other real estate owned	7,077	9,940
Accrued interest receivable	2,335	2,842
Other assets	5,998	8,357

Total assets	$792,402	$827,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$40,357	$35,941
Interest-bearing demand	76,766	71,710
Savings and money market	189,286	181,788
Time	201,529	239,058
Total deposits	507,938	528,497
Securities sold under agreement to repurchase	92,800	92,800
Federal Home Loan Bank advances	135,000	150,000
Other borrowings	-	5,000
Accrued expenses and other liabilities	5,967	6,354
Total liabilities	741,705	782,651

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 25,000,000 shares authorized at September 30, 2011, 2,000,000 authorized December 31, 2010, none issued	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, shares issued 2,628,969 at September 30, 2011; 18,000,000 shares authorized, shares issued 14,813,469 at December 31, 2010	26	148
Additional paid in capital	56,228	61,406
Common stock held by:
Employee stock ownership plan (ESOP) shares of 92,214 at September 30, 2011 and 139,656 at December 31, 2010	(2,003)	(1,397)
Benefit plans	(427)	-
Retained (deficit) earnings	(3,717)	2,581
Accumulated other comprehensive (loss) income related to AFS securities	590	689
Accumulated other comprehensive income related to OTTI non credit issues	-	1,252
Treasury stock, at cost, 0 shares at September 30, 2011 and 1,398,503 at December 31, 2010	-	(19,888)
Total stockholders' equity	50,697	44,791

Total liabilities and stockholders' equity	$792,402	$827,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$8,465	$9,316	$25,357	$27,997
Securities and interest-earning deposits in other financial institutions	1,145	1,883	3,678	6,096
Total interest and dividend income	9,610	11,199	29,035	34,093

Interest expense
Deposits	1,490	2,462	4,764	7,925
Federal Home Loan Bank advances	1,399	1,554	4,236	4,675
Securities sold under agreements to repurchase	1,209	1,186	3,577	3,508
Other borrowings	-	114	216	203
Total interest expense	4,098	5,316	12,793	16,311

Net interest income	5,512	5,883	16,242	17,782

Provision for loan losses	4,419	3,090	10,183	14,306

Net interest income after provision for loan losses	1,093	2,793	6,059	3,476

Non-interest income
Service charges and fees	995	1,032	2,821	2,864
Gain on sale of loans held for sale	460	349	1,279	531
Gain (loss) on sale of portfolio loans	-	46	(12)	(114)
Gain (loss) on sale of securities available for sale	2,520	(397)	3,242	831
Other than temporary impairment loss:
Total impairment gain (loss)	42	(444)	(234)	(1,154)
Portion of (gain) loss recognized in other comprehensive income	(42)	444	48	1,073
Net impairment loss recognized in earnings	-	-	(186)	(81)
Bank owned life insurance earnings	183	200	560	571
Interchange fees	382	241	1,026	704
Other	114	87	369	278
Total non-interest income	4,654	1,558	9,099	5,584
Non-interest expense
Compensation and benefits	2,716	2,838	9,405	7,845
Occupancy and equipment	577	547	1,742	1,632
FDIC insurance premiums	279	400	851	1,246
Foreclosed assets, net	847	560	996	681
Data processing	391	309	1,183	966
Outside professional services	708	465	1,851	1,195
Collection expense	402	326	1,939	1,324
Other	1,186	1,060	3,489	3,161
Total non-interest expense	7,106	6,505	21,456	18,050

Loss before income tax expense	(1,359)	(2,154)	(6,298)	(8,990)

Income tax expense	-	-	-	-

Net loss	$(1,359)	$(2,154)	$(6,298)	$(8,990)

Loss per common share:
Basic	$(0.55)	$(0.83)	$(2.52)	$(3.49)
Diluted	$(0.55)	$(0.83)	$(2.52)	$(3.49)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Share Information)
(unaudited)

		ADDITIONAL	UNEARNED			OTHER
	COMMON	PAID IN	ESOP	BENEFIT	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	PLANS	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
For the nine months ended September 30, 2011

Balance at January 1, 2011	$148	$61,406	$(1,397)	$-	$2,581	$1,941	$(19,888)	$44,791

Second-step conversion and offering	(122)	(5,249)	(684)	(89)	-	-	19,888	13,744

ESOP shares earned, 3,593 shares	-	(51)	78	-	-	-	-	27

Management restricted stock expense	-	85	-	-	-	-	-	85

Shares relinquished	-	-	-	(1)	-	-	-	(1)

Stock options expense	-	47	-	-	-	-	-	47

Shares purchased for Rabbi Trust	-	(10)	-	(337)	-	-	-	(347)

Comprehensive income (loss):
Net loss	-	-	-	-	(6,298)	-	-	(6,298)
Other comprehensive income (loss)
Net change in unrealized losses on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	-	(99)	-	(99)
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	-	(1,252)	-	(1,252)
Total comprehensive income (loss)	-	-	-	-	(6,298)	(1,351)	-	(7,649)

Balance at September 30, 2011	$26	$56,228	$(2,003)	$(427)	$(3,717)	$590	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Share Information)
(unaudited)

					ACCUMULATED
		ADDITIONAL	UNEARNED		OTHER
	COMMON	PAID IN	ESOP	RETAINED	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	EARNINGS	INCOME (LOSS)	STOCK	EQUITY

For the nine months ended September 30, 2010

Balance at January 1, 2010	$148	$61,225	$(1,862)	$16,777	$152	$(19,899)	$56,541

ESOP shares earned, 34,914 shares	-	(267)	349	-	-	-	82

Management restricted stock expense	-	356	-	-	-	-	356

Stock options expense	-	210	-	-	-	-	210

Management restricted stock granted	-	(99)	-	-	-	99	-

RRP shares relinquished, 6,671	-	-	-	-	-	(21)	(21)

Director's deferred compensation	-	75	-	-	-	(75)	-

Treasury stock purchased at cost, 22,500 shares	-	-	-	-	-	(34)	(34)

Comprehensive income (loss):
Net loss	-	-	-	(8,990)	-	-	(8,990)
Other comprehensive income (loss)
Net change in unrealized gains on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	2,188	-	2,188
Change in unrealized gains (losses)
on securities available-for-sale for
which a portion of an other-than-temporary
impairment has been recognized in earnings,
net of reclassification and taxes	-	-	-	-	1,073	-	1,073
Total comprehensive income	-	-	-	(8,990)	3,261	-	(5,729)

Balance at September 30, 2010	$148	$61,500	$(1,513)	$7,787	$3,413	$(19,930)	$51,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	For the Nine Months Ended Sept. 30
	2011	2010
Cash flows from operating activities
Net loss	$(6,298)	$(8,990)
Adjustments to reconcile net loss to
to net cash from operating activities:
Provision for loan losses	10,183	14,306
Gain on sale of loans held for sale	(1,279)	(531)
Loss on sale of portfolio loans	12	114
Loans originated for sale	(521,660)	(214,032)
Proceeds from loan sales	507,976	180,390
Foreclosed assets, net	996	681
Gain on sale of securities available for sale	(3,242)	(831)
Other than temporary impairment loss on AFS securities	186	81
Loss on disposal of equipment	-	21
ESOP compensation expense	27	82
Share-based compensation expense	132	466
Accretion of discounts on securities and loans	849	1,186
Depreciation expense	785	732
Net change in accrued interest receivable	508	157
Net change in cash surrender value of bank owned life insurance	(560)	(571)
Net change in other assets	2,359	1,752
Net change in accrued expenses
and other liabilities	(387)	(602)
Net cash from (used in) operating activites	(9,413)	(25,589)

Cash flows from investing activities
Proceeds from maturities and payments
of securites available for sale	28,309	68,101
Proceeds from the sales of securities
available for sale	131,095	40,958
Purchase of securities available for sale	(139,668)	(104,638)
Proceeds from sale of portfolio loans	623	7,025
Purchase of portfolio loans	-	(2,420)
Net change in portfolio loans	19,595	6,480
Expenditures on premises and equipment	(210)	(572)
Proceeds from sales of premises and equipment	28	-
Proceeds from the sale of other real estate owned	4,378	2,095
Purchase of FHLB stock	(1,990)	(135)
Redemption of FHLB stock	1,189	360
Net cash from (used in) investing activities	43,349	17,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	For the Nine Months Ended Sept. 30,
	2011	2010

Cash flows from financing activities
Net (decrease) increase in deposits	$(20,559)	$14,919
Proceeds from FHLB advances	166,000	33,071
Repayment of FHLB advances	(181,000)	(48,000)
Proceeds from other borrowings	3,309	5,000
Repayment of other borrowings	(8,309)	(12,200)
Proceeds from sale of stock in second-step conversion and offering	13,744	-
Treasury stock repurchased	-	(34)
Share based compensation items	-	99
RRP shares relinquished	-	(21)
Purchase of shares for Rabbi Trust	(348)	-
Net cash (used in) from financing activities	(27,163)	(7,166)

Net change in cash and cash equivalents	6,773	(15,501)

Cash and equivalents beginning of period	8,550	37,144

Cash and equivalents at end of period	$15,323	$21,643

Supplemental information:
Interest paid	$12,811	$16,384
Income tax paid	-	15

Supplemental noncash disclosures:
Loans transferred to other real estate	$2,509	$6,372
Loans transferred to held for sale	-	6,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The accompanying condensed consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The 2010 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

On February 3, 2011, the second step conversion of Atlantic Coast Federal, MHC into a stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion, the Company sold 1,710,857 shares of common stock at $10 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan (“ESOP”). In addition, pursuant to an exchange ratio of 0.1960, the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor of the Company, for 918,324 shares of Atlantic Coast Financial Corporation common stock, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity.  Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering.  Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.  September 30, 2010 average shares and earnings per share for the three and nine months ended September 30, 2010 have been restated to reflect the second-step conversion and offering completed February 3, 2011. Financial information presented in this report is derived in part from the consolidated financial statements of Atlantic Coast Federal Corporation prior to February 3, 2011.

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

NOTE 4.  AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011	(Dollars in Thousands)
State and municipal	$945	$22	$(44)	$923
Mortgage-backed securities residential	67,902	264	(10)	68,156
Collateralized mortgage obligations U.S. Govt.	60,615	537	(179)	60,973

	$129,462	$823	$(233)	$130,052

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010	(Dollars in Thousands)
State and municipal	$945	$-	$(81)	$864
Mortgage-backed securities residential	41,167	947	(311)	41,803
Collateralized mortgage obligations U.S. Govt.	98,460	1,471	(242)	99,689
Collateralized mortgage obligations - other	6,577	269	(112)	6,734

	$147,149	$2,687	$(746)	$149,090

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of September 30, 2011, is shown below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2011
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	-	-
Due after ten years	945	923
Mortgage-backed securities - residential	67,902	68,156
Collateralized mortgage obligations - U.S. Government	60,615	60,973

Total	$129,462	$130,052

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time in a continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
State and municipal	$417	$(44)	$-	$-	$417	$(44)
Mortgage-backed securities - residential	15,506	(10)	-	-	15,506	(10)
Collateralized mortgage obligations - U.S. Govt.	9,608	(122)	2,757	(57)	12,365	(179)

Total	$25,531	$(176)	$2,757	$(57)	$28,288	$(233)

December 31, 2010
State and municipal	$463	$(20)	$401	$(61)	$864	$(81)
Mortgage-backed securities - residential	14,154	(311)	-	-	14,154	(311)
Collateralized mortgage obligations - U.S. Govt.	27,700	(242)	-	-	27,700	(242)
Collateralized mortgage obligations - other	595	(112)	-	-	595	(112)

Total	$42,912	$(685)	$401	$(61)	$43,313	$(746)

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

Proceeds from sales, payments, maturities and calls of securities available for sale were $159.4 million and $109.1 million for the nine months ended September 30, 2011 and 2010, respectively. Gross gains of $3.6 million and $2.1 million and gross losses of $318,000 and $1.3 million were realized on these sales during the nine months ended September 30, 2011 and 2010, respectively. Gains and losses on sales of securities are recorded on the trade date and determined using the specific identification method.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of September 30, 2011 the Company’s security portfolio consisted of 32 securities, 11 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages.  However, all of these securities were issued by government sponsored organizations as discussed below.

At September 30, 2011, $129.1 million, or approximately 99% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Collateralized Mortgage Obligations - Other

During the quarter ended September 30, 2011, the Company sold $1.5 million or all of its non-agency collateralized mortgage obligation securities.  As of September 30, 2011 the Company held no investments in non-agency mortgage-backed or collateralized mortgage obligations.

NOTE 4.  AVAILABLE FOR SALE SECURITIES (continued)

Prior to their sale the Company recorded an expense for other-than-temporary impairment of approximately $186,000 and $81,000 in non-interest income  on these securities for the nine months ended September 30, 2011 and 2010, respectively.

The table below presents a reconciliation of the accumulated credit losses on the above securities recognized in earnings for the nine month period ended September 30, 2011 and 2010:

	September 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance, January 1	$1,498	$4,467

Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts realized for securities sold during the period	(1,498)	(960)
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases (decreases) to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	(2,349)

Ending balance, September 30	$-	$1,158

NOTE 5 - LOANS, NET

Loans. Following is a comparative composition of net loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011	% of total loans	December 31, 2010	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$245,322	46.7%	$256,729	46.2%
Commercial	74,582	14.2%	72,048	13.0%
Other (land and multi-family)	28,697	5.5%	29,868	5.4%
Total real estate loans	348,601	66.3%	358,645	64.6%

Real estate construction loans:
One-to-four family	2,587	0.5%	7,589	1.4%
Commercial	4,343	0.8%	5,825	1.0%
Acquisition and development	-	0.0%	1,652	0.3%
Total real estate construction loans	6,930	1.3%	15,066	2.7%

Other loans:
Home equity	76,094	14.5%	85,082	15.3%
Consumer	69,933	13.3%	75,745	13.6%
Commercial	23,849	4.5%	21,268	3.8%
Total other loans	169,876	32.3%	182,095	32.7%

Total loans	525,407	100%	555,806	100%

Allowance for loan losses	(15,188)		(13,344)
Net deferred loan costs	6,891		7,407
Premiums (discounts) on purchased loans	(124)		(117)

Loans, net	$516,986		$549,752

NOTE 5 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$226,876	$3,041	$608	$14,797	$18,446	$245,322
Commercial	62,247	1,109	-	11,226	12,335	74,582
Other (land and multi-family)	25,301	222	-	3,174	3,396	28,697
Total real estate loans	314,424	4,372	608	29,197	34,177	348,601

Real estate construction loans:
One-to-four family	2,587	-	-	-	-	2,587
Commercial	1,759	-	-	2,584	2,584	4,343
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	4,346	-	-	2,584	2,584	6,930

Other loans:
Home equity	70,863	903	582	3,746	5,231	76,094
Consumer	67,350	1,400	569	614	2,583	69,933
Commercial	18,929	69	2,559	2,292	4,920	23,849
Total other loans	157,142	2,372	3,710	6,652	12,734	169,876

Total loans	$475,912	$6,744	$4,318	$38,433	$49,495	$525,407

NOTE 5 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$241,251	$4,112	$1,565	$9,801	$15,478	$256,729
Commercial	62,163	5,709	912	3,264	9,885	72,048
Other (land and multi-family)	28,068	17	497	1,286	1,800	29,868
Total real estate loans	331,482	9,838	2,974	14,351	27,163	358,645

Real estate construction loans:
One-to-four family	7,589	-	-	-	-	7,589
Commercial	3,241	902	-	1,682	2,584	5,825
Acquisition and development	1,652	-	-	-	-	1,652
Total real estate construction loans	12,482	902	-	1,682	2,584	15,066

Other loans:
Home equity	81,648	972	59	2,403	3,434	85,082
Consumer	73,516	1,320	231	678	2,229	75,745
Commercial	18,872	2,170	-	226	2,396	21,268
Total other loans	174,036	4,462	290	3,307	8,059	182,095

Total loans	$518,000	$15,202	$3,264	$19,339	$37,806	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of September 30, 2011:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$230,508	$14,814	$245,322
Commercial	59,406	15,176	74,582
Other (land and multi-family)	24,558	4,139	28,697
Total real estate loans	314,472	34,129	348,601

Real estate construction loans:
One-to-four family	2,587	-	2,587
Commercial	1,759	2,584	4,343
Acquisition and development	-	-	-
Total real estate construction loans	4,346	2,584	6,930

Other loans:
Home equity	72,087	4,007	76,094
Consumer	69,311	622	69,933
Commercial	20,982	2,867	23,849
Total other loans	162,380	7,496	169,876

Total loans	$481,198	$44,209	$525,407

NOTE 5 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of December 31, 2010:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$246,545	$10,184	$256,729
Commercial	64,820	7,228	72,048
Other (land and multi-family)	26,120	3,748	29,868
Total real estate loans	337,485	21,160	358,645

Real estate construction loans:
One-to-four family	7,589	-	7,589
Commercial	4,143	1,682	5,825
Acquisition and development	1,652	-	1,652
Total real estate construction loans	13,384	1,682	15,066

Other loans:
Home equity	82,679	2,403	85,082
Consumer	75,066	679	75,745
Commercial	19,067	2,201	21,268
Total other loans	176,812	5,283	182,095

Total loans	$527,681	$28,125	$555,806

NOTE 5 - LOANS, NET (continued)

The following table presents the recorded investment in non-accrual loans by class of loans as of September 30, 2011:

	Non-accrual	Loans past due 90 days or more and still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$14,814	$-
Commercial	15,176	-
Other (land and multi-family)	4,139	-
Total real estate loans	34,129	-

Real estate construction loans:
One-to-four family	-	-
Commercial	2,584	-
Acquisition and development	-	-
Total real estate construction loans	2,584	-

Other loans:
Home equity	4,007	-
Consumer	622	-
Commercial	2,867	-
Total other loans	7,496	-

Total loans	$44,209	$-

NOTE 5 - LOANS, NET (continued)

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2010:

	Non-accrual	Loans past due 90 days or more and still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$10,184	$-
Commercial	7,228	-
Other (land and multi-family)	3,748	-
Total real estate loans	21,160	-

Real estate construction loans:
One-to-four family	-	-
Commercial	1,682	-
Acquisition and development	-	-
Total real estate construction loans	1,682	-

Other loans:
Home equity	2,403	-
Consumer	679	-
Commercial	2,201	-
Total other loans	5,283	-

Total loans	$28,125	$-

Non-performing loans, including non-accrual loans, at September 30, 2011 and December 31, 2010 were $44.2 million and $28.1 million, respectively.  There were no loans over 90 days past-due and still accruing interest as of September 30, 2011 or December 31, 2010.  Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

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

The Company evaluates consumer and residential loans based on whether the loans are performing or non-performing as well as other factors. One-to four-family loan balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due.  Consumer loans including automobile, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days,  depending on the type of loan.

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$53,554	$6,074	$14,954	-	$74,582
Other (land and multi-family)	18,005	7,745	2,947	-	28,697
Total real estate loans	71,559	13,819	17,901	-	103,279

Real estate construction loans:
Commercial	1,759	-	2,584	-	4,343
Acquisition and development	-	-	-	-	-
Total real estate construction loans	1,759	-	2,584	-	4,343

Other loans:
Commercial	18,027	-	5,822	-	23,849
Total other loans	18,027	-	5,822	-	23,849

Total loans	$91,345	$13,819	$26,307	-	$131,471

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

•
Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family loans due the reliance on the successful operation the project.  Both loan types are also more sensitive to adverse economic conditions.

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

•
Consumer loans tend to be secured by depreciating collateral, including cars and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

•
Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

NOTE 5 - LOANS, NET (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,860	$(4,965)	$251	$4,700	$5,846
Commercial	2,443	(177)	21	1,290	3,577
Other (land and multi-family)	1,019	(320)	36	597	1,332
Total real estate loans	9,322	(5,462)	308	6,587	10,755

Real estate construction loans:
One-to-four family	18	-	-	217	235
Commercial	37	-	-	77	114
Acquisition and development	-	-	-	-	-
Total real estate construction loans	55	-	-	294	349

Other Loans:
Home equity	1,663	(2,815)	99	2,727	1,674
Consumer	1,922	(657)	203	(169)	1,299
Commercial	382	(15)	-	744	1,111
Total other loans	3,967	(3,487)	602	3,302	4,084

Total loans	$13,344	$(8,949)	$610	$10,183	$15,188

NOTE 5 - LOANS, NET (continued)

Activity in the allowance for loan losses for the three months ended September 30, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,902	$(1,566)	$-	$1,510	$5,846
Commercial	2,674	-	-	903	3,577
Other (land and multi-family)	1,182	(217)	2	365	1,332
Total real estate loans	9,758	(1,783)	2	2,778	10,755

Real estate construction loans:
One-to-four family	98	-	-	137	235
Commercial	140	-	-	(26)	114
Acquisition and development	-	-	-	-	-
Total real estate construction loans	238	-	-	111	349

Other Loans:
Home equity	1,949	(1,074)	75	724	1,674
Consumer	926	(213)	78	508	1,299
Commercial	813	-	-	298	1,111
Total other loans	3,688	(1,287)	153	1,530	4,084

Total loans	$13,684	$(3,071)	$155	$4,419	$15,188

NOTE 5 - LOANS, NET (continued)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows:

Three months ended:	(Dollars in Thousands)

Balance at beginning of year	$10,236
Provision for loan losses	3,090
Charge-offs	(2,660)
Recoveries	289
Balance at end of period	$10,955

Nine months ended:	(Dollars in Thousands)

Balance at beginning of period	$13,810
Provision for loan losses	14,306
Charge-offs	(18,240)
Recoveries	1,079
Balance at end of period	$10,955

NOTE 5 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of September 30, 2011:

	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired with deteriorated credit quality	Total Ending Balance
	(Dollars in Thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,211	$4,635	$-	$5,846
Commercial	3,291	286	-	3,577
Other (land and multi-family)	575	757	-	1,332
Total real estate loans	5,077	5,678	-	10,755
Real estate construction loans:
One-to-four family	230	5	-	235
Commercial	110	4	-	114
Acquisition and development	-	-	-	-
Total real estate construction loans	340	9	-	349
Other Loans:
Home equity	-	1,674	-	1,674
Consumer	-	1,299	-	1,299
Commercial	516	595	-	1,111
Total other loans	516	3,568	-	4,084
Total ending allowance balance	5,933	9,255	-	15,188

Loans:
Real estate loans:
One-to-four family	11,430	233,892	-	245,322
Commercial	18,266	56,316	-	74,582
Other (land and multi-family)	6,448	22,249	-	28,697
Total real estate loans	36,144	312,457	-	348,601
Real estate construction loans:
One-to-four family	457	2,130	-	2,587
Commercial	2,584	1,759	-	4,343
Acquisition and development	-	-	-	-
Total real estate construction loans	3,041	3,889	-	6,930
Other Loans:
Home equity	1,768	74,326	-	76,094
Consumer	202	69,731	-	69,933
Commercial	5,668	18,181	-	23,849
Total other loans	7,638	162,238	-	169,876
Total ending loans balance	$46,823	$478,584	$-	$525,407

NOTE 5 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2010:

	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Acquired With Deteriorated Credit Quality	Total Ending Balance
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

NOTE 5 - LOANS, NET (continued)

Impaired loans include loans modified as troubled debt restructurings (“TDR”) where concessions have been granted to borrowers experiencing financial difficulties. These concessions, which in general are applied to all categories of loans, may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection.

For homogenous loan categories, such as one-to four family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of loan.  The resulting impairment is included in the general component of the allowance for loan losses. If an individual homogenous loan defaults under terms of the TDR and becomes non-performing, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance for loan losses.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs.  The amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $5.9 million and $3.9 million at September 30, 2011 and December 31, 2010, respectively.

Impaired loans include TDRs of $16.6 million and $26.7 million at September 30, 2011 and December 31, 2010, respectively.  There were no commitments to lend additional amounts on TDRs as of September 30, 2011 and December 31, 2010.

The following tables present information on one-to-four family and commercial troubled debt restructurings and subsequent defaults as of September 30, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled Debt Restructuring:
Real estate loans:
One-to-four family	14	$3,641	$3,595
Commercial	1	613	613
Other	5	832	832
Other loans:
Home equity	10	806	806
Consumer	8	202	202
Commercial	2	2,029	2,029
Total	40	$8,123	$8,077

	Number of Contracts	Recorded Investment

Troubled Debt Restructuring that Subsequently Defaulted:
One-to-four family	21	$3,109
Commercial	6	7,915

Total	27	$11,024

NOTE 5 - LOANS, NET (continued)

The following table presents information about impaired loans as of September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$537	$641	$-
Commercial	1,682	1,682	-
Other (land and multi-family)	2,267	2,267	-
Total real estate loans	4,486	4,590	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	1,682	4,988	-
Acquisition and development	-	-	-
Total real estate construction loans	1,682	4,988	-

Other loans:
Home equity	1,768	1,768	-
Consumer	202	202	-
Commercial	466	466	-
Total other loans	2,436	2,436	-

Total	$8,604	$12,014	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$10,893	$10,995	$1,212
Commercial	16,584	16,584	3,290
Other (land and multi-family)	4,181	4,681	575
Total real estate loans	31,658	32,260	5,077

Real estate construction loans:
One-to-four family	457	457	230
Commercial	902	902	110
Acquisition and development	-	-	-
Total real estate construction loans	1,359	1,359	340

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	5,202	5,202	516
Total other loans	5,202	5,202	516

Total	$38,219	$38,821	$5,933

NOTE 5 - LOANS, NET (continued)

The following table presents information about impaired loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	6,296	6,296	-
Other (land and multi-family)	1,931	1,931	-
Total real estate loans	8,227	8,227	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	1,682	4,988	-
Acquisition and development	-	-	-
Total real estate construction loans	1,682	4,988	-

Other loans:
Home equity	-	-	-
Consumer	312	312	-
Commercial	936	936	-
Total other loans	1,248	1,248	-

Total	$11,157	$14,463	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$15,823	$15,880	$1,263
Commercial	13,426	13,426	2,153
Other (land and multi-family)	3,206	3,706	301
Total real estate loans	32,455	33,012	3,717

Real estate construction loans:
One-to-four family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	1,709	1,709	9
Consumer	-	-	-
Commercial	1,975	1,975	149
Total other loans	3,684	3,684	158

Total	$36,139	$36,696	$3,875

NOTE 5 - LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans as of September 30, 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$13,627	$339	$339
Commercial	18,994	287	287
Other (land and multi-family)	5,793	195	195
Total real estate loans	38,414	821	821

Real estate construction loans:
One-to-four family	229	21	21
Commercial	2,133	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	21	21

Other loans:
Home equity	1,739	58	58
Consumer	257	7	7
Commercial	4,290	145	145
Total other loans	6,286	210	210

Total loans	$47,062	$1,052	$1,052

Information about impaired loans as of September 30, 2010 was as follows:

Average of impaired loans during the period	$40,524
Interest income recognized during impairment	$1,610
Cash-basis interest income recognized	$1,610

NOTE 5 - LOANS, NET (continued)

The Company has originated loans with directors and executive officers and their associates.  These loans totaled approximately $1.5 million and $2.7 million at September 30, 2011 and December 31, 2010, respectively.  The activity on these loans during the period ended September 30, 2011 and the year ended December 31, 2010 was as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Beginning balance	$2,703	$4,471
New loans	9	371
Effect of changes in related parties	(748)	(1,386)
Repayments	(437)	(753)
Ending balance	$1,527	$2,703

NOTE 6.  INTEREST RATE SWAPS

The Company has utilized interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position by mitigating the impact of significant unexpected fluctuations in earnings caused by interest rate volatility or changes in the yield curve. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The Company’s interest rate swap agreements did not qualify for hedge accounting treatment; accordingly changes in fair value were reported in current period earnings.

The Company’s interest rate swap agreements terminated during the third quarter ended September 30, 2011.

NOTE 6.  INTEREST RATE SWAPS (continued)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	September 30, 2011		December 31, 2010
	(Dollars in thousands)
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate swaps not designated as hedging instruments:
Interest rate contracts	Accrued expenses and other liabilities	$-	Accrued expenses and other liabilities	$(202)

Total interest rate swaps not designated as hedging instruments:
Total interest rate swaps		$-		$(202)

The effect of interest rate swaps for the nine months ended September 30, 2011 and 2010 were as follows:

		Nine Months Ended
		September 30, 2011	September 30, 2010
	Location of Gain or (Loss)	(Dollars in Thousands)
	Recognized in Non-interest	Amount of the Gain or (Loss)
	Income	Recognized in Income
Interest rate swaps not designated as hedging instruments:
Interest rate contracts	Other	$34	$(253)

Total		$34	$(253)

NOTE 7.   FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) borrowings were $135.0 million at September 30, 2011 as compared to $150.0 million at December 31, 2010. FHLB advances had a weighted-average maturity of 58 months and a weighted-average rate of 3.88% at September 30, 2011.

NOTE 8.  OTHER BORROWINGS

Other borrowings were $0 and $5.0 million at September 30, 2011 and December 31, 2010, respectively. The Company borrowed $5.0 million, at market rates, from another financial institution in June 2010 secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second-step conversion and offering in February 2011.

NOTE 9.  LOSS PER COMMON SHARE

September 30, 2010 average shares and loss per share for the three and nine months ended September 30, 2010 have been restated to reflect the second-step conversion and offering completed February 3, 2011, see Note 1 for additional discussion.  Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three and nine months ended September 30, 2011 and 2010 is as follows:

	(Dollars in Thousands, except per share data)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Basic
Net loss	$(1,359)	$(2,154)	$(6,298)	$(8,990)
Weighted average common shares outstanding	2,628,969	2,621,803	2,629,012	2,622,973
Less: Average unallocated ESOP shares	(95,807)	(36,498)	(82,952)	(36,498)
Average director's deferred compensation shares	(47,028)	-	(46,086)	-
Average unvested restricted stock awards	(2,280)	(4,139)	(2,739)	(8,805)

Average Shares	2,483,854	2,581,166	2,497,235	2,577,670

Basic loss per common share	$(0.55)	$(0.83)	$(2.52)	$(3.49)

Diluted
Net loss	$(1,359)	$(2,154)	$(6,298)	$(8,990)

Weighted average shares outstanding from above	2,483,854	2,581,166	2,497,235	2,577,670
Add:Dilutive effects of assumed exercise of stock options	-	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-	-

Average shares and dilutive potential common shares	2,483,854	2,581,166	2,497,235	2,577,670

Diluted loss per common share	$(0.55)	$(0.83)	$(2.52)	$(3.49)

Stock options for shares of common stock were not considered in computing diluted loss per common share for the three and nine months ended September 30, 2011 and 2010, respectively.  There was no dilutive effect as each period reported a net loss.

NOTE 10.  TOTAL COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.  Following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010:

	(Dollars in Thousands)
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010

Net loss	$(1,359)	$(2,154)	$(6,298)	$(8,990)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	489	(581)	1,843	2,956
Less reclassification adjustments for (gains) losses recognized in income	(2,520)	397	(3,242)	(831)
Net unrealized gains	(2,031)	(184)	(1,399)	2,125
Income tax effect	1,300	(11)	1,300	63
Net of tax effect	(731)	(195)	(99)	2,188
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(42)	432	234	1,123
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	-	-	(186)	(81)
Income tax effect	(1,300)	12	(1,300)	31
Net of tax effect	(1,342)	444	(1,252)	1,073

Total other comprehensive income	(2,073)	249	(1,351)	3,261

Comprehensive loss	$(3,432)	$(1,905)	$(7,649)	$(5,729)

NOTE 11.  EMPLOYEE BENEFITS

Under the terms of the Supplemental Executive and Retirement Plans and Director Retirement Plans (“the Plans”) the completion of the second-step conversion on February 3, 2011 triggered partial vesting by certain executive and senior officers and full vesting by members of the Boards of Directors. The total cost of the vested benefits was $783,000 for the nine months ended September 30, 2011 and was partially funded through the creation of a rabbi trust (“the Trust”). The Trust purchased 34,009 shares of Company stock at $10 per share during the second step conversion and has recorded the purchase as common stock held by benefits plans in stockholders’ equity. Benefits paid by the Trust may be paid in cash or stock and the assets of the Trust are considered general assets of the Company.  The vested but unpaid benefits of the Plans are credited for interest at a rate of three-month LIBOR plus 2.75% annually.

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

Derivatives:
The fair value of derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).  The Company’s interest rate swap agreements terminated during the third quarter ended September 30, 2011.

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

NOTE 12.  FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Available for sale

State and municipal	923	-	923	-
Mortgage-backed securities – residential	68,156	-	68,156	-
Collateralized mortgage obligations – U.S. Govt.	60,973	-	60,973

	Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Available for sale securities

State and municipal	864	-	864	-
Mortgage-backed securities – residential	41,803	-	41,803	-
Collateralized mortgage obligations – U.S. Govt.	99,869	-	99,869	-
Collateralized mortgage obligations – other	6,734	-	-	6,734
Liabilities:
Interest rate swap	$(202)	$-	$(202)	$-

Fair value adjustments for interest rate swaps resulted in a gain of $202,000 for the nine months ended September 30, 2011.

The Company’s interest rate swap agreements terminated during the third quarter ended September 30, 2011.

NOTE 12.  FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30, 2011:

Investment
Securities
Available-for-sale
(Dollars in thousands)
Balance of recurring Level 3 assets at January 1, 2011	$6,734
Total realized and unrealized gains (losses):
Included in earnings - realized	185
Included in earnings - unrealized	(186)
Included other comprehensive income	(12)
Proceeds from maturities and payments, net	(6,721)
Transfers in to Level 3	-
Transfers out of Level 3	-
Balance of recurring Level 3 assets at September 30, 2011	$-

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

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3.  The Company determined that debt securities totaling $0 and $6.7 million were appropriately evaluated as Level 3 assets as of September 30, 2011 and December 31, 2010.

Level 3 assets were evaluated utilizing models that included certain unobservable inputs  to project future performance using collateral assumptions, such as expected future default rates, expected future severity rates, prepayments and recoveries.

NOTE 12.  FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$7,077	$-	$-	$7,077
Impaired loans – collateral dependent	14,782	$-	$-	14,782

	Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$9,940	$-	$-	$9,940
Impaired loans – collateral dependent	$21,938	$-	$-	$21,938

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

Write-downs on other real estate owned for the nine months ended September 30, 2011 and 2010 were $903,000 and $712,000, respectively.

Impaired loans:
Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral.  Collateral dependent loans had a carrying amount of $14.8 million and $21.9 million, net of a valuation allowance of $2.3 million and $3.2 million at September 30, 2011 and December 31, 2010, respectively.  Provision for loan losses of $3.8 million and $868,000 was recorded on impaired loans during the nine months ended September 30, 2011 and 2010, respectively.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows:

	As of September 30,		As of December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$15,323	$15,323	$8,550	$8,550
Securites available for sale	130,052	130,052	149,090	149,090
Loans held for sale	64,280	64,280	49,318	49,388
Loans, net	516,986	552,944	549,752	561,189
Federal Home Loan Bank stock	10,959	n/a	10,158	n/a
Accrued interest receivable	2,335	2,335	2,842	2,842

FINANCIAL LIABILITIES
Deposits	507,938	509,118	528,497	530,439
Securities sold under agreements to repurchase	92,800	108,765	92,800	103,780
Federal Home Loan Bank advances	135,000	151,960	150,000	164,467
Other borrowings	-	-	5,000	5,000
Accrued interest payable	1,157	1,157	1,175	1,175

The methods and assumptions used to estimate fair value are described below:

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

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment.  In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the Federal Home Loan Bank to make payments  required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) the liquidity position of the Federal Home Loan Bank. The Company did not consider the Federal Home Loan Bank stock to be impaired at September 30, 2011.

NOTE 14.  INCOME TAXES

Under generally accepted accounting principles, the Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.  A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions.  Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards.  At September 30, 2011, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $23.6 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income.  The Company also continues to maintain a valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax benefit was as follows:

	Year to date
	September 30, 2011	September 30, 2010

Pre-tax loss	$(6,298)	$(8,990)
Effective tax rate	41.2%	37.8%
Tax benefit	(2,592)	(3,398)
Increase in valuation allowance - federal	2,333	3,145
Increase in valuation allowance - state	259	253
Income tax expense (benefit)	$-	$-

NOTE 15. INDIVIDUAL MINIMUM CAPITAL REQUIREMENT

The Bank entered into an individual minimum capital requirement (“IMCR”) with the Office of Thrift  Supervision (OTS) on May 13, 2011.  Under the IMCR, the Bank agreed to achieve a Tier 1 leverage ratio of 7.0% at September 30, 2011.

The Bank’s Tier 1 (core) capital to adjusted total assets was 6.22% at September 30, 2011.  Consistent With the terms of the IMCR, the Bank expects to be notified by the Office of the Comptroller of the Currency (“OCC”) that it must submit for approval by the OCC a capital plan that defines the actions and timeline necessary to achieve the required capital ratio level.

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

Recent Developments

Although the Bank remains well capitalized at September 30, 2011, the Bank was not in compliance with the IMCR agreed to by the Bank with the Office of Thrift Supervision on May 13, 2011 which required the Bank to achieve a Tier 1 leverage ratio of 7.0% as of September 30, 2011.  The Bank’s Tier 1 leverage ratio was 6.22% as of September 30, 2011.  In February 2011, the Company filed an application with the United States Treasury (the “Treasury”) for participation in the Small Business Lending Fund (“SBLF”) including the preparation of a business plan submitted to the Office of Thrift Supervision (“OTS”).  In June 2011, the Treasury requested that applicants with dividend restrictions request the deletion, or a waiver, of this restriction from their primary regulator by August 1, 2011 in order to continue to be considered an applicant for SBLF. Accordingly, on June 9, 2011, the Company requested a waiver from the OTS of the dividend restrictions placed on it when the Company entered into the Supervisory Agreement with the OTS in December 2010 (For a discussion on the Company’s Supervisory Agreement see Item 1, Supervision and Regulation, Regulatory Agreements with the OTS in the Company’s 2010 Annual Report on Form 10-K.)  The Company did not receive a reply from the OTS prior to its merger into the Office of the Comptroller of the Currency on July 21, 2011. The Company has received notice from the Federal Reserve Bank of Atlanta, the successor to the OTS as the Company’s primary regulator that its policy is not to approve dividend waiver requests for holding companies which are operating under a supervisory enforcement action.  On September 6, 2011 the Company received notification from the Treasury advising the Company’s application for participation in the SBLF could not be processed since no waiver of dividend restriction had been provided.

Based on discussions with the Office of the Comptroller of the Currency (“OCC”) the Bank expects to receive notification that based on the non-compliance with the IMCR the Bank will be required to submit a capital plan, subject to the approval of the OCC, describing how and when the Bank will be in compliance with the IMCR.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans.  Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component.  Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date.  Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase into 2011.  The increase reflected the deterioration of market conditions, the extended time involved in the foreclosure process in Florida, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired loans.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The Company recorded OTTI of $0 and $186,000 for the three and nine months ended September 30, 2011, respectively.

The Company sold the remaining non-agency collateralized mortgage obligation securities during the quarter ended September 30, 2011.  The Company had no non-agency collateralized mortgage obligation securities at September 30, 2011.

Deferred Income Taxes

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization.  Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryforwards.  The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carryforwards.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization.  Since Atlantic Coast Bank’s transition to a federally chartered thrift, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations.  Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized.  The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence.  Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition.  Negative evidence includes the Company’s cumulative losses.  Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required.  Any valuation allowance is required to be recorded during the period identified.  As of September 30, 2011, the Company had a valuation allowance of $23.6 million for the net deferred tax asset.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General. Total assets decreased $35.0 million, or 4.2%, to $792.4 million at September 30, 2011 as compared to $827.4 million at December 31, 2010 as the Company continued to manage its balance sheet with its overall capital management strategy.  The primary reason for the decrease in assets was a decrease in net loans of $32.8 million and securities available for sale of $19.0 million, partially offset by an increase in cash and cash equivalents of $6.8 million and loans held for sale of $15.0 million.  Total deposits decreased $20.6 million, or 3.9%, to $507.9 million at September 30, 2011 from $528.5 million at December 31, 2010.  Non-maturing deposits consisting of non-interest bearing and interest bearing demand accounts and savings and money market accounts grew by $17.0 million, while time deposits decreased by $37.5 million. Federal Home Loan Bank advances decreased by $15.0 million to $135.0 million at September 30, 2011,

Following is a summarized comparative balance sheet as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,	Increase (decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$15,323	$8,550	$6,773	79.2%
Securitites available for sale	130,052	149,090	(19,038)	-12.8%
Loans	532,174	563,096	(30,922)	-5.5%
Allowance for loan losses	15,188	13,344	1,844	13.8%
Loans, net	516,986	549,752	(32,766)	-6.0%
Loans held for sale	64,280	49,318	14,962	30.3%
Other assets	65,761	70,732	(4,971)	-7.0%
Total assets	$792,402	$827,442	$(35,040)	-4.2%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$40,357	$35,941	$4,416	12.3%
Interest bearing demand	76,766	71,710	5,056	7.1%
Savings and money market	189,286	181,788	7,498	4.1%
Time	201,529	239,058	(37,529)	-15.7%
Total deposits	507,938	528,497	(20,559)	-3.9%
Federal Home Loan Bank advances	135,000	150,000	(15,000)	-10.0%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Other borrowings	-	5,000	(5,000)	-100.0%
Accrued expenses and other liabilities	5,967	6,354	(387)	-6.1%
Total liabilities	741,705	782,651	(40,946)	-5.2%
Stockholders' equity	50,697	44,791	5,906	13.2%
Total liabilities and stockholders' equity	$792,402	$827,442	$(35,040)	-4.2%

Securities available for sale.  Securities available for sale were comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities (MBS).  The investment portfolio decreased approximately $19.0 million to $130.1 million at September 30, 2011, from $149.1 million at December 31, 2010, as the Company sold $85.0 million of mortgage-backed securities to lock-in net gains of approximately $2.5 million on securities susceptible to a high risk of prepayment following a steep decline in mortgage rates. The Company purchased approximately $75.0 million of mortgage-backed securities to replace pledged collateral requirements related to the securities sold under agreements to repurchase. As of September 30, 2011, approximately $118.9 million of securities available for sale were pledged as collateral for the securities sold under agreements to repurchase.  At September 30, 2011, approximately $129.1 million, or 99%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

The Company sold the four remaining private label securities in its investment portfolio during September 2011 and accordingly had no private label securities as of September 30, 2011.

Loans held for sale. Loans held for sale were comprised entirely of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators.  Loans held for sale increased $15.0 million, or approximately 30.3% to $64.3 million at September 30, 2011 as compared to $49.3 million at December 31, 2010 primarily due to an increase in loan production from our warehouse lending operations. As of September 30, 2011, the weighted average number of days outstanding of loans held for sale was 18 days.

During the nine months ended September 30, 2011, the Company originated a total of $521.7 million of loans held for sale, comprised of approximately $86.8 million of loans originated internally, and approximately $434.9 million of loans purchased from third parties. Approximately $508.0 million of the loans were sold, resulting in a gain of $1.3 million and interest earned of $1.4 million on outstanding balances which was recorded in interest income.  The Company intends to continue to focus on opportunities to grow this line of business in the near future due to its favorable margins and efficient capital usage.

Loans.  Below is a comparative composition of net loans as of September 30, 2011 and December 31, 2010, excluding loans held for sale:

	September 30, 2011	% of total loans	December 31, 2010	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$245,322	46.7%	$256,729	46.2%
Commercial	74,582	14.2%	72,048	13.0%
Other ( land and multi-family)	28,697	5.5%	29,868	5.4%
Total real estate loans	348,601	66.3%	358,645	64.6%

Real estate construction loans:
One-to-four family	2,587	0.5%	7,589	1.4%
Commercial	4,343	0.8%	5,825	1.0%
Acquisition and development	-	0.0%	1,652	0.3%
Total real estate construction loans	6,930	1.3%	15,066	2.7%

Other loans:
Home equity	76,094	14.5%	85,082	15.3%
Consumer	69,933	13.3%	75,745	13.6%
Commercial	23,849	4.5%	21,268	3.8%
Total other loans	169,876	32.3%	182,095	32.7%

Total loans	525,407	100%	555,806	100%

Allowance for loan losses	(15,188)		(13,344)
Net deferred loan costs	6,891		7,407
Premiums (discounts) on purchased loans	(124)		(117)

Loans, net	$516,986		$549,752

Portfolio loans declined $32.8 million or approximately 6.0% to $517.0 million at September 30, 2011 as compared to $549.8 million at December 31, 2010 primarily due to reduced production of portfolio loans and payoffs of one- to four-family residential loans during the nine months ended September 30, 2011. Portfolio loan originations decreased $28.4 million to $24.6 million for the nine months ended September 30, 2011 from $53.0 million for the same period in 2010.

Small business loan originations, including SBA loans, were approximately $10.7 million during the nine months ended September 30, 2011.

SBA loan originations were $6.2 million during the nine months ended September 30, 2011.  The Company intends to sell the guaranteed portion of SBA loans upon completion of loan funding.  The Company plans to continue to expand this business channel going forward.

Until critical economic factors stabilize, such as unemployment and residential real estate values, management anticipates that portfolio loan balances will continue to decline as the Company emphasizes the sale of mortgages it originates in the secondary market rather than retaining them in its portfolio.

The composition of the Bank’s loan portfolio is heavily weighted toward one- to four-family residential loans.  As of September 30, 2011, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $324.0 million, or 61.7% of total gross loans.  Approximately $44.6 million, or 58.6% of loans recorded as home equity loans are in a first lien position.  Accordingly, $292.5 million, or 90.2% of loans collateralized by one- to four-family residential loans were in a first lien position as of September 30, 2011.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
1-4 Family First Mortgages	$162,793	$47,211	$35,318	$245,322
1-4 Family Second Mortgages	37,849	37,233	1,012	76,094
1-4 Family Construction Loans	2,059	528	-	2,587
	$202,701	$84,972	$36,330	$324,003

Allowance for loan losses. The allowance for loan losses was $15.2 million, or 2.85% of total loans compared to $13.3 million or 2.37% of total loans outstanding at September 30, 2011 and December 31, 2010, respectively.

The allowance for loan losses activity for the nine months ended September 30, 2011 and 2010 was as follows:

	September 30,	September 30,
	2011	2010

Balance at beginning of period	$13,344	$13,810

Charge-offs:
Real Estate Loans
One-to four-family	4,965	7,906
Commercial	177	1,261
Other (Land & Multi-family)	320	1,416
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	3,307
Acquistion & Development	-	-
Other Loans
Home equity	2,815	2,306
Consumer	657	1,346
Commercial	15	698
Total charge-offs	8,949	18,240

Recoveries:
Real Estate Loans
One-to four-family	251	648
Commercial	21	-
Other (Land & Multi-family)	36	123
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	99	88
Consumer	203	213
Commercial	-	7
Total recoveries	610	1,079

Net charge-offs	8,339	17,161
Provision for loan losses	10,183	14,306
Balance at end of period	$15,188	$10,955

Net charge-offs decreased $8.9 million to $8.3 million for the nine months ended September 30, 2011, as compared to $17.2 million for the same period in the prior year.  It is the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing.  It is also the Company’s policy to charge-off the entire balance of second position home equity loans at the time the loan becomes non-performing. During the nine months ended September 30, 2011 full and partial charge-offs included approximately $5.2 million of one-to four-family first mortgages and home equity loans identified as non-performing, as compared to $6.4 million for the same period in the prior year.   One-to four-family residential loan charge-offs in the first nine months of 2010 also included a charge-off of $2.8 million related to the sale of $6.3 million of loans that were classified as non-performing.  The Company also recorded a charge-off of $3.3 million in the second quarter of 2010 for one commercial construction loan for which a specific reserve had been previously established.  Due to the decline in real estate values over the past two years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one-to four-family residential loans by the expected loss amount which is both probable and reasonable to estimate rather than providing a general allowance.

The $4.2 million decrease in the provision for loan losses for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to reduced net charge-offs of one-to four-family residential and commercial loans.

Non-performing assets:	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$14,814	$10,184
Commercial	15,176	7,228
Other	4,139	3,748

Construction - One-to-four-family	-	-
Construction - Commercial	2,584	1,682
Construction - Acquisition & Development	-	-

Other Loans - Consumer
Home Equity	4,007	2,403
Other	622	679
Commercial	2,867	2,201

Total non-performing loans	44,209	28,125
Other real estate owned	7,077	9,940

Total non-performing assets	$51,286	$38,065

Non-performing loans to total loans	8.31%	4.99%
Non-performing loans to total assets	5.58%	3.40%
Non-performing assets to total assets	6.47%	4.60%

Non-performing loans were $44.2 million or 8.31% of total loans and $28.1 million, or 4.99% of total loans at September 30, 2011, and December 31, 2010, respectively.  The increase of $16.1 million in non-performing loans was primarily due to an increase of $9.5 million of commercial loans, which included a $3.7 million income-producing commercial loan in northeast Florida which had been restructured in 2010 and a $2.9 million commercial loan for a retail strip center, and $4.6 million of non-performing one- to four-family residential loans.  The increased level of non-performing one- to four-family residential loans was partially due to the extended time involved in the foreclosure process in Florida.  As of September 30, 2011, total non-performing one- to four-family residential loans of $14.8 million included $13.9 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing.  Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. As of September 30, 2011, and December 31, 2010, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of September 30, 2011 and December 31, 2010.

At September 30, 2011 the five largest non-performing loans were as follows: 1) a $7.1 million relationship comprised of three loans secured by owner occupied commercial real estate and a line of credit secured by inventory and accounts receivable. The borrower filed for Chapter 11 bankruptcy in December 2010, but is currently paying adequate protection payments under the plan of bankruptcy, 2) a $3.7 million relationship which is comprised of two loans secured by income producing commercial real estate in the Jacksonville market. These loans, which were restructured and reported as TDRs during 2010, and were classified as non-performing in the second quarter of 2011 after the borrower was repeatedly delinquent, 3) a $2.9 million relationship comprised of a retail strip center that has been reported as a TDR since the fourth quarter of 2009, the borrower has continued to pay according to the terms of the restructuring, 4) a $2.1 million land loan in the Jacksonville market, and, 5) a $1.6 million commercial construction loan collateralized by partially completed resort condominiums in Orlando, Florida.

The tables below compare entire period-end allowance, (which includes the general component which is available for the entire loan portfolio and specific components of the allowance for loan losses) to non-performing loans as of September 30, 2011 and December 31, 2010:

Comparison of Loan Loss Allowance to Non-Performing Loans
September 30, 2011

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans	% of General and Specific Loan Loss Allowance to Total Loans
		(Dollars in Thousands)
Real Estate Loans
One-to four-family	$14,814	$5,846	39.46%	1.10%
Commercial	15,176	3,577	23.57%	0.67%
Other (land & multi-family)	4,139	1,332	32.18%	0.25%

Real Estate Construction
Construction One-to four family	-	235	-	0.04%
Construction Commercial	2,584	114	4.41%	0.02%
Acquistion & Development	-	-	-	0.00%

Other Loans
Home Equity	4,007	1,674	41.78%	0.31%
Consumer	622	1,299	208.84%	0.24%
Commercial	2,867	1,111	38.75%	0.21%
Totals	$44,209	$15,188	34.35%	2.85%

Comparison of Loan Loss Allowance to Non-Performing Loans
December 31, 2010

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans	% of General and Specific Loan Loss Allowance to Total Loans
		(Dollars in Thousands)
Real Estate Loans
One-to four-family	$10,184	$5,860	57.54%	1.04%
Commercial	7,228	2,443	33.80%	0.43%
Other (land & multi-family)	3,748	1,019	27.19%	0.18%

Real Estate Construction
Construction One-to four family	-	18	-	0.00%
Construction Commercial	1,682	37	2.20%	0.01%
Acquistion & Development	-	-	-	0.00%

Other Loans
Home Equity	2,403	1,663	69.21%	0.30%
Consumer	679	1,922	283.06%	0.34%
Commercial	2,201	382	-	0.07%
Totals	$28,125	$13,344	47.45%	2.37%

Impaired Loans. Impaired loans include large non-homogenous loans where it is probable that the Bank will not receive all principal and interest when contractually due and troubled debt restructurings with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties.  These concessions, which in general are applied to all categories of loans, could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection.

Troubled debt restructured (“TDR”) loans were $16.6 million as of September 30, 2011 as compared to $26.7 million at December 31, 2010.  Approximately $11.5 million of restructured loans demonstrated 12 months of performance under restructured terms and therefore moved to performing status or were paid off.

For homogenous loan categories, such as one-to four family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of loan.  The resulting impairment is included in the general component of the allowance for loan losses. If an individual homogenous loan defaults under terms of the TDR and becomes non-performing, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance for loan losses.

For larger non-homogeneous loans impairment resulting from the modification of loan terms, each loan is reviewed individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs.  The amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve.

The following table shows impaired loans segregated by performing and non-performing and the associated specific reserve as of September 30, 2011 and December 31, 2010:
	September 30, 2011		December 31, 2010
	Balance	Specific Reserve	Balance	Specific Reserve

Performing	$5,000	$-	$5,550	$338

Non-performing	25,221	3,216	15,059	2,659

Troubled debt restructuring (TDR):

TDR-non-performing commercial	-	1,345	-	-

TDR-non-performing residential	403	-	392	-

TDR-performing commercial	3,916	684	8,620	210

TDR-performing residential	12,283	688	17,675	668

Total impaired loans	$46,823	$5,933	$47,296	$3,875

Deferred Income Taxes.  As of both September 30, 2011 and December 31, 2010 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $23.6 million for the full amount of the net federal and state deferred tax assets as of September 30, 2011. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposits were $507.9 million at September 30, 2011, a decrease of $20.6 million from $528.5 million at December 31, 2010.   Non-maturing deposits grew by $17.0 million during the first nine months of 2011, as consumers demonstrated a preference for shorter duration, more liquid deposit products rather than re-investing in time deposits due to the low interest rate environment. As a result, time deposits decreased by $37.5 million during the same time period. Non-maturing deposits grew to $306.4 million at September 30, 2011, with interest-bearing demand and savings products offered under the successful Kasasa program experiencing the largest increase in new accounts and households.  Time deposits decreased to $201.5 million as of September 30, 2011 primarily due to decreased time deposits acquired through brokers. As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Supervisory Agreement with the Office of Thrift Supervision dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval.  Pursuant to the terms of the agreement the Bank cannot have more than $52.5 million of brokered deposits outstanding as of and after June 30, 2011.  At September 30, 2011 the Bank had brokered deposits of $38.8 million.  The Company’s management does not believe this restriction has a significant effect on the Company’s liquidity.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase are secured by mortgage-backed securities, which had a carrying amount of $118.9 million and cash of $1.1 million at September 30, 2011, with maturities beginning in January 2014. Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. At maturity or termination, the securities underlying the agreements will be returned to the Company.  The Company had $92.8 million of such agreements as of September 30, 2011 and December 31, 2010.

Information concerning securities sold under agreements to repurchase as of September 30, 2011 is summarized as follows:

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

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 58 months and a weighted-average rate of 3.88% at September 30, 2011.   The $15.0 million decrease in FHLB borrowings to $135.0 million at September 30, 2011 as compared to $150.0 million at December 31, 2010 was due to repayments of $181.0 million which exceeded proceeds from advances of $166.0 million.  The Company expects to continue to utilize FHLB advances to manage short and long- term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds.

Other borrowings.  Other borrowings were $0 and $5.0 million at September 30, 2011 and December 31, 2010, respectively.  The Company had borrowed $5.0 million, at market rates, from another financial institution in June 2010 which was secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC.  The Company’s Chairman of the Board also serves as President and Chief Executive Officer and director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second-step conversion and offering in February 2011.

Stockholders’ equity.  Stockholders’ equity increased by approximately $5.9 million to $50.7 million at September 30, 2011 from $44.8 million at December 31, 2010 due to the completion of the second-step conversion and offering, reduced by the net loss of $6.3 million for the nine months ended September 30, 2011 and a decrease in other comprehensive income of $1.4 million.

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

During 2009 and 2010, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. Under Federal Reserve regulations, the Company cannot repurchase shares until after one year following the completion of the second-step conversion. The Company’s equity to assets ratio increased to 6.40% at September 30, 2011, from 5.41% at December 31, 2010. The increase was due to the completion of the second-step conversion and offering, partially offset by the net loss of $6.3 million for the nine months ended September 30, 2011.  Atlantic Coast Bank continued to be in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas. As of September 30, 2011, the Bank was not in compliance with the Individual Minimum Capital Requirement (IMCR) agreed to by the Bank with the Office of Thrift Supervision on May 13, 2011.  Under the IMCR, the Bank agreed to achieve Tier 1 leverage ratio of 7.0% as of September 30, 2011.  Total risk-based capital to risk-weighted assets was 11.08%, Tier 1 capital to risk-weighted assets was 9.82%, and Tier 1 capital to adjusted total assets was 6.22% at September 30, 2011, respectively. These ratios as of December 31, 2010 were 10.1%, 8.8% and 5.5%, respectively.

Based on discussions with the Office of the Comptroller of the Currency (“OCC”) the Bank expects to receive notification that based on the non-compliance with the IMCR the Bank will be required to submit a capital plan, subject to the approval of the OCC, describing how and when the Bank will be in compliance with the IMCR.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010.

General. Net loss for the three months ended September 30, 2011, was $1.4 million, which was an improvement of $795,000 from a net loss of $2.2 million for the same period in 2010.  The Company's lower net loss for the third quarter of 2011 primarily reflected higher non-interest income on greater gains on sales of securities available for sale of $2.9 million, which was partially offset by an increase in provision for loan losses of $1.3 million, lower net interest income of $372,000 due to lower average balances on interest-earning assets, and higher non-interest expense of $601,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended September 30, 2011 and 2010.  The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended September 30,
	2011			2010
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$586,798	$8,465	5.76%	$617,473	$9,316	6.04%
Securites(2)	140,754	1,117	3.16%	198,620	1,835	3.70%
Other interest-earning assets(3)	34,844	28	0.32%	30,360	48	0.63%
Total interest-earning assets	762,396	9,610	5.04%	846,453	11,199	5.29%
Non-interest earning assets	48,019			52,754
Total assets	$810,415			$899,207

INTEREST-BEARING LIABILITIES
Savings deposits	$70,498	$104	0.60%	$52,923	$91	0.69%
Interest bearing demand accounts	74,158	195	1.04%	75,585	240	1.27%
Money market accounts	117,615	209	0.72%	122,807	342	1.11%
Time deposits	202,082	982	1.96%	284,606	1,789	2.51%
Securities sold under agreements to repurchase	92,800	1,209	5.20%	92,800	1,186	5.11%
Federal Home Loan Bank advances	154,283	1,399	3.64%	170,511	1,554	3.65%
Other borrowings	-	-	-	5,000	114	9.12%
Total interest-bearing liabilities	711,436	4,098	2.32%	804,232	5,316	2.64%
Non-interest bearing liabilities	44,516			41,584
Total liabilities	755,952			845,816
Stockholders' equity	54,463			53,391
Total liabilities and stockholders' equity	$810,415			$899,207

Net interest income		$5,512			$5,883
Net interest spread			2.72%			2.65%
Net earning assets	$50,960			$42,221
Net interest margin(4)			2.89%			2.78%
Average interest-earning assets to average interest-bearing liabilities		107.16%			105.25%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended September 30, 2011 as compared to the same period in 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(449)	$(402)	$(851)
Securities	(484)	(234)	(718)
Other interest-earning assets	6	(26)	(20)
Total interest-earning assets	(927)	(662)	(1,589)

INTEREST-BEARING LIABILITIES
Savings deposits	27	(13)	14
Interest bearing demand accounts	(4)	(41)	(45)
Money market accounts	(14)	(118)	(132)
Time deposits	(453)	(356)	(809)
Securities sold under agreements to repurchase	-	23	23
Federal Home Loan Bank advances	(147)	(8)	(155)
Other borrowings	(114)	-	(114)
Total interest-bearing liabilities	(705)	(513)	(1,218)

Net interest income	$(222)	$(149)	$(371)

Interest income. Total interest income declined $1.6 million to $9.6 million for the three months ended September 30, 2011 from $11.2 million for the three months ended September 30, 2010 primarily due to the decrease in interest income on loans and securities.  Interest income on loans decreased to $8.5 million for the three months ended September 30, 2011 from $9.3 million for the same period in 2010.  This decrease was due to a decline in the average yield on loans of 28 basis points to 5.76% combined with a decline in the average balance of loans, which decreased $30.7 million to $586.8 million for the three months ended September 30, 2011 from $617.5 million for the prior year period.  Interest income earned on securities decreased $700,000 to $1.1 million for the three months ended September 30, 2011 from $1.8 million for the same period in 2010. This decrease was due to the decline in the average balance of securities of $57.9 million, to $140.8 million, combined with the lower interest rates available on new purchases of securities which resulted in a 54 basis point decline in average yield of securities to 3.16% for the three months ended September 30, 2011. Due to the decrease in the average balance of interest-earning assets as a result of our capital preservation requirements, the Company expects interest income to be lower during 2011 as compared to 2010.

Interest expense. Interest expense declined by $1.2 million to $4.1 million for the three months ended September 30, 2011 from $5.3 million for the three months ended September 30, 2010.  The decrease in interest expense for the three months ended September 30, 2011, as compared to the same period in 2010, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits and FHLB advances.  The average rate paid on time deposits decreased 54 basis points to 1.96% for the three months ended September 30, 2011 as compared to 2.51% for the same period in 2010 due to the low interest rate environment.  The average balance of time deposits decreased $82.5 million to $202.1 million for the three months ended September 30, 2011.

Net interest income.  Net interest income decreased $373,000 to $5.5 million for the three months ended September 30, 2011 from $5.9 million for the three months ended September 30, 2010, primarily due to the decrease in interest income resulting from a reduction in average outstanding interest earning assets and lower average yields earned on those assets. However, our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 7 basis points to 2.72% for the third quarter of 2011 as compared to 2.65% for the same quarter in 2010.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 11 basis points to 2.89% as compared to 2.78% for the same quarter in 2010.

Provision for loan losses.   Provision for loan losses of $4.4 million and $3.1 million were made during the three months ended September 30, 2011 and 2010, respectively.  The $1.3 million increase in provision for loan losses was primarily due to higher net charge-offs on one- to four-family residential and home equity loans during the three months ended September 30, 2011 as compared to the same period in 2010.  Net charge-offs for the three months ended September 30, 2011 were $2.9 million as compared to $2.4 million for the same period in 2010. Consistent with the Company’s policy to charge-down one-to four family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2011 included $1.9 million of full and partial charge-offs as compared to $759,000 for the same period in 2010.

Non-interest income. The components of non-interest income for the three months ended September 30, 2011 and 2010 were as follows:

			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$995	$1,032	$(37)	-3.6%
Gain on sale of loans held for sale	460	349	111	31.8%
Gain on sale of portfolio loans	-	46	(46)	-100.0%
Gain (loss) on available for sale securities	2,520	(397)	2,917	734.8%
Bank owned life insurance earings	183	200	(17)	-8.5%
Interchange fees	382	241	141	58.5%
Other	114	87	27	31.0%
	$4,654	$1,558	$3,096	198.7%

Non-interest income for the three months ended September 30, 2011 increased $3.1 million to $4.7 million as compared to $1.6 million for the same three months in 2010.  The increase was primarily due to greater gains on sales of available for sale securities of $2.9 million and increased gains on sales of loans held for sale of $111,000 in connection with the expansion of our mortgage banking business. The Company recorded gains of $460,000 on loan sales of $223.4 million for the third quarter of 2011 as compared to gains of $349,000 on loan sales of $151.5 million for the three months ended September 30, 2010.

The Company originates loans through the 7(a) Program and the 504 Program of the Small Business Administration (“SBA”. The 7(a) loans are guaranteed up to 75% of the loan amount up to maximum guaranty cap of $3,750,000. The Company’s average loan size is approximately $450,000. The Company typically sells the guaranteed portion of the 7(a) loan in to the secondary market at a premium. These loans are non-recourse to the lender, other than an allegation of fraud on the part of the lender.

In the 504 program the Company, the SBA and the borrower are in various lien positions. The typical structure of a 504 loan is the Prime Lender is at a 50% loan-to-value (“LTV”), the SBA is in second position at 40% LTV, while the remaining 10% is an equity injection from the borrower.  The Company has not sold any 504 loans to date.

Included in gains on sales of loans held for sale for the nine months ended September 30, 2011, was $272,000 from the sale and servicing of SBA loans. The Company expects to see moderate growth in gains from the sale and servicing of SBA loans through the remainder of 2011 from its small business lending group that was formed in the latter part of 2010.

Non-interest expense. The components of non-interest expense for the three months ended September 30, 2011 and 2010 were as follows:

			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,716	$2,838	$(122)	-4.3%
Occupancy and equipment	577	547	30	5.5%
FDIC insurance premiums	279	400	(121)	-30.3%
Foreclosed assets, net	847	560	287	51.3%
Data processing	391	309	82	26.5%
Outside professional services	708	465	243	52.3%
Collection expense and repossessed
asset losses	402	326	76	23.3%
Other	1,186	1,060	126	11.9%
	$7,106	$6,505	$601	9.2%

Non-interest expense increased $601,000 to $7.1 million for the three months ended September 30, 2011 from $6.5 million for the same three months ended September 30, 2010.    Non-interest expense for the three months ended September 30, 2011 included higher outside professional services primarily related to mortgage banking operations, and higher expenses related to foreclosed assets, which included higher write-downs on other real estate owned of $783,000.  Management expects non-interest expenses will be higher in 2011 as compared to 2010, primarily as a result of the expansion of new business initiatives and higher collection and foreclosure expenses as a result of the extended time involved in the foreclosure process in Florida.

Income tax. The Company recorded no income tax benefit for the three months ended September 30, 2011 or 2010.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010.

General. Net loss for the nine months ended September 30, 2011, was $6.3 million, which was an improvement of $2.7 million from a net loss of $9.0 million for the same period in 2010.  The Company's lower net loss for the nine months ended September 30, 2011 reflected a lower provision for loan losses of $4.1 million and greater non-interest income of $3.5 million, which was partially offset by lower net interest income of $1.5 million and higher non-interest expenses of $3.4 million including certain benefit plans previously revised for the benefit of the Company and subject to restoration upon the completion of the Company's second-step conversion and offering.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the nine months ended September 30, 2011 and 2010.  The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the nine months ended September 30,
	2011			2010
	(Dollars in Thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield /Cost	Balance	Interest	Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$586,931	$25,357	5.76%	$621,703	$27,997	6.00%
Securites(2)	148,357	3,591	3.23%	199,873	5,954	3.97%
Other interest-earning assets(3)	27,406	87	0.43%	31,216	142	0.60%
Total interest-earning assets	762,694	29,035	5.08%	852,792	34,093	5.33%
Non-interest earning assets	48,587			51,342
Total assets	$811,281			$904,134

INTEREST-BEARING LIABILITIES
Savings deposits	$68,557	$321	0.63%	$46,157	$233	0.67%
Interest bearing demand accounts	74,263	655	1.17%	78,075	885	1.51%
Money market accounts	117,210	667	0.76%	123,174	1,075	1.16%
Time deposits	208,578	3,121	2.00%	292,254	5,732	2.61%
Securities sold under agreements to repurchase	92,800	3,577	5.13%	92,800	3,508	5.04%
Federal Home Loan Bank advances	150,831	4,236	3.75%	171,577	4,675	3.63%
Other borrowings	718	216	40.11%	3,218	203	8.41%
Total interest-bearing liabilities	712,957	12,793	2.39%	807,255	16,311	2.69%
Non-interest bearing liabilities	43,821			40,814
Total liabilities	756,778			848,069
Stockholders' equity	54,503			56,065
Total liabilities and stockholders' equity	$811,281			$904,134

Net interest income		$16,242			$17,782
Net interest spread			2.69%			2.64%
Net earning assets	$49,737			$45,537
Net interest margin(4)			2.84%			2.78%
Average interest-earning assets to average interest-bearing liabilities		106.98%			105.64%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the nine months ended September 30, 2011 as compared to the same period in 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,526)	$(1,114)	$(2,640)
Securities	(1,368)	(995)	(2,363)
Other interest-earning assets	(16)	(39)	(55)
Total interest-earning assets	(2,910)	(2,148)	(5,058)

INTEREST-BEARING LIABILITIES
Savings deposits	106	(17)	89
Interest bearing demand accounts	(41)	(188)	(229)
Money market accounts	(50)	(359)	(409)
Time deposits	(1,429)	(1,183)	(2,612)
Securities sold under agreements to repurchase	-	69	69
Federal Home Loan Bank advances	(578)	139	(439)
Other borrowings	(260)	273	13
Total interest-bearing liabilities	(2,252)	(1,266)	(3,518)

Net interest income	$(658)	$(882)	$(1,540)

Interest income. Total interest income declined $5.1 million to $29.0 million for the nine months ended September 30, 2011 from $34.1 million for the nine months ended September 30, 2010 primarily due to the decrease in interest income on loans and securities.  Interest income on loans decreased to $25.4 million for the nine months ended September 30, 2011 from $28.0 million for the same period in 2010.  This decrease was due primarily to a decline in the average balance of loans, which decreased $34.8 million to $586.9 million for the nine months ended September 30, 2011 from $621.7 million for the prior year period.  The average yield on loans decreased to 5.76% for the nine months ended September 30, 2011 from 6.00% for the same period in 2010.  Interest income earned on securities decreased $2.4 million to $3.6 million for the nine months ended September 30, 2011 from $6.0 million for the same period in 2010. This decrease was due to the decline in the average balance of securities of $51.5 million, to $148.4 million, combined with the lower interest rates available on new purchases of securities which resulted in a 74 basis point decline in average yield of securities to 3.23% for the nine months ended September 30, 2011. Due to the decrease in the average balance of interest-earning assets as a result of our capital preservation requirements, the Company expects interest income to be lower during 2011 as compared to 2010.

Interest expense. Interest expense declined by $3.5 million to $12.8 million for the nine months ended September 30, 2011 from $16.3 million for the nine months ended September 30, 2010.  The decrease in interest expense for the nine months ended September 30, 2011, as compared to the same period in 2010, was due to lower average rates paid on interest-bearing liabilities, primarily time deposits, as well as the decrease in average outstanding balances of time deposits and Federal Home Loan Bank (FHLB) advances.  The average rate paid on time deposits decreased 62 basis points to 2.00% for the nine months ended September 30, 2011 as compared to 2.62% for the same period in 2010 due to the low interest rate environment.  The average balance of time deposits decreased $83.7 million to $208.6 million for the nine months ended September 30, 2011.  The average balance of FHLB advances decreased $20.7 million to $150.8 million for the nine months ended September 30, 2011 due to repayments.  Interest expense included $216,000 related to other borrowings for the nine months ended September 30, 2011 compared to $203,000 for the nine months ended September 30, 2010. Approximately $175,000 of the expense for other borrowings in the first nine months of 2011 was the write-off of unamortized debt issuance cost associated with the $5.0 million borrowing. This loan was paid-off during the first quarter of 2011 with proceeds from the second-step conversion and offering.

Net interest income.  Net interest income decreased $1.6 million to $16.2 million for the nine months ended September 30, 2011 from $17.8 million for the nine months ended September 30, 2010, primarily due to the decrease in interest income resulting from a reduction in average outstanding interest earning assets and lower average yields earned on those assets. However, our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 5 basis points to 2.69% for the first nine months of 2011 as compared to 2.64% for the same period in 2010.  For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, increased 6 basis points to 2.84% as compared to 2.78% for the same period in 2010.  The improvement in net interest margin was primarily due to the 61 basis point decrease in the average interest rate of deposits, to 2.00% for the nine months ended September 30, 2011 as compared to 2.61% for the same period in 2010.

Provision for loan losses.   Provision for loan losses of $10.2 million and $14.3 million were made during the nine months ended September 30, 2011 and 2010, respectively.  The $4.1 million decrease in provision for loan losses was primarily due to lower net charge-offs on commercial and one- to four-family residential loans during the nine months ended September 30, 2011 as compared to the same period in 2010.  During the nine months ended September 30, 2010, the Company sold a $6.3 million portfolio of non-performing one- to four-family residential loans resulting in a loss of $2.8 million and charged off a $3.3 million specific reserve associated with a commercial participation with collateral located in Orlando, Florida. Net charge-offs for the nine months ended September 30, 2011 were $8.3 million as compared to $17.2 million for the same period in 2010. Consistent with the Company’s policy to charge-down the carrying value of one-to four family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in the nine months ended September 30, 2011 included $4.0 million of full and partial write-downs as compared to $5.2 million for the same period in 2010.

Non-interest income. The components of non-interest income for the nine months ended September 30, 2011 and 2010 were as follows:
			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,821	$2,864	$(43)	-1.5%
Gain on sale of loans held for sale	1,279	531	748	140.9%
Loss on sale of portfolio loans	(12)	(114)	102	89.5%
Gain on available for sale securities	3,242	831	2,411	290.1%
Other than temporary impairment losses	(186)	(81)	(105)	-129.6%
Bank owned life insurance earnings	560	571	(11)	-1.9%
Interchange fees	1,026	704	322	45.7%
Other	369	278	91	32.7%
	$9,099	$5,584	$3,515	62.9%

Non-interest income for the nine months ended September 30, 2011 increased $3.5 million to $9.1 million as compared to $5.6 million for the same nine months in 2010.  The increase was primarily due to higher gains on sales of available for sale securities of $2.4 million as well as increased gains on sales of loans held for sale of $748,000 in connection with the expansion of our mortgage banking business.  The Company recorded gains of $1.3 million on loan sales of $521.7 million for the first nine months of 2011 as compared to $531,000 on loan sales of $214.0 million for the nine months ended September 30, 2010.

The Company originates loans through the 7(a) Program and the 504 Program of the Small Business Administration (“SBA”. The 7(a) loans are guaranteed up to 75% of the loan amount up to maximum guaranty cap of $3,750,000. The Company’s average loan size is approximately $450,000. The Company typically sells the guaranteed portion of the 7(a) loan in to the secondary market at a premium. These loans are non-recourse to the lender, other than an allegation of fraud on the part of the lender.

In the 504 program the Company, the SBA and the borrower are in various lien positions. The typical structure of a 504 loan is the Prime Lender is at a 50% loan-to-value (“LTV”), the SBA is in second position at 40% LTV, while the remaining 10% is an equity injection from the borrower.  The Company has not sold any 504 loans to date.

Included in gains on sales of loans held for sale for the nine months ended September 30, 2011, was $272,000 from the sale and servicing of SBA loans. The Company expects to see moderate growth in gains from the sale and servicing of SBA loans through the remainder of 2011 from its small business lending group that was formed in the latter part of 2010.

Non-interest expense. The components of non-interest expense for the nine months ended September 30, 2011 and 2010 were as follows:

			Increase(decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$9,405	$7,845	$1,560	19.9%
Occupancy and equipment	1,742	1,632	110	6.7%
FDIC insurance premiums	851	1,246	(395)	-31.7%
Foreclosed assets, net	996	681	315	46.3%
Data processing	1,183	966	217	22.5%
Outside professional services	1,851	1,195	656	54.9%
Collection expense and repossessed
asset losses	1,939	1,324	615	46.5%
Other	3,489	3,161	328	10.4%
	$21,456	$18,050	$3,406	18.9%

Non-interest expense increased $3.4 million to $21.5 million for the nine months ended September 30, 2011 from $18.1 million for the same nine months ended September 30, 2010.  Components of the increase included higher compensation and benefits expense, increased expenses of loan collections and higher outside professional services expense.  The nine months ended September 30, 2011 included higher compensation expenses related to the expansion of our mortgage banking division of $929,000 and small business lending group of $645,000. Included in compensation and benefit expense for the nine months ended September 30, 2011 was a non-recurring expense of $783,000 for the partial restoration of certain supplemental executive retirement plans (SERP) that partially vested as a result of the completion of the second step conversion in the first quarter of 2011.  Compensation and benefits expense decreased $797,000 excluding the increases related to mortgage banking, small business lending and the partial SERP vesting.  During the second quarter of 2011 the Company reduced mortgage banking management positions and closed three under-performing mortgage origination offices, the impact of this change began to be fully realized beginning in the third quarter of 2011, however management expects non-interest expenses will continue to be higher in 2011 as compared to 2010, primarily as a result of the expansion of new business initiatives and the costs associated with increased collection and foreclosure activities as a result of the extended time involved in the foreclosure process in Florida.

Income tax. The Company recorded no income tax benefit for the nine months ended September 30, 2011 or 2010.  The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

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

During the nine months ended September 30, 2011, cash and cash equivalents increased $6.8 million from $8.6 million as of December 31, 2010, to $15.3 million as of September 30, 2011. Cash from investing activities of $43.3 million was more than cash used in operating activities of $9.4 million and cash used in financing activities of $27.2 million.  Primary sources of cash were from sales of loans held for sale of $508.0 million, a capital contribution as result of the completion of the second-step conversion and offering of $13.7 million, proceeds from maturities and payments of available-for-sale securities of $28.3 million, proceeds from sales of securities available-for-sale of $131.1 million, net decreases in loans of $19.6 million, proceeds from FHLB borrowings of $166.0 million, proceeds from the sale of other real estate owned of $4.4 million and proceeds from other borrowings of $3.3 million.  Primary uses of cash included loans originated for sale of $521.7 million, purchases of available-for-sale securities of $139.7 million, decreases in deposits of $20.6 million, repayments of FHLB borrowings of $181.0 million and repayments of other borrowings of $8.3 million.

During the nine months ended September 30, 2010, cash and cash equivalents decreased $15.5 million from $37.1 million as of December 31, 2009, to $21.6 million as of September 30, 2010. Cash used in operating activities of $32.0 million, combined with cash used in financing activities of $7.2 million, was more than cash from investing activities of $23.7 million.  Primary sources of cash were from sales of loans held for sale of $180.4 million, proceeds from maturities and payments of available-for-sale securities of $68.1 million, proceeds from sales of securities available-for-sale of $41.0 million, proceeds from FHLB advances of $33.1 million, net increases in deposits of $14.9 million, net decreases in loans of $12.9 million, proceeds from sale of portfolio loans of $7.0 million, and proceeds from other borrowings of $5.0 million.  Primary uses of cash included loans originated for sale of $220.5 million, purchases of available-for-sale securities of $104.6 million and repayments of FHLB borrowings of $48.0 million and repayments of other borrowings of $12.2 million.

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

At September 30, 2011
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
				NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent				Amount	Percent
	(Dollars in Thousands)

+300	$51,638	$(3,436)	(6.24)%	6.51%	(12)	$22,725	$234	0.01%
+200	56,215	1,141	2.07%	6.96%	33	22,647	156	0.01%
+100	58,050	2,976	5.40%	7.07%	44	22,569	78	-%
0	55,074	-	-	6.63%	-	22,491	-	-
-100	51,462	(3,612)	(6.56)%	6.15%	(48)	22,489	(2)	-%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FINANCIAL CORPORATION

FORM 10-Q

September 30, 2011

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

September 30, 2011

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2011	/s/ G. Thomas Frankland
G. Thomas Frankland, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/ Thomas B. Wagers, Sr
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer
(Principal Financial and Accounting Officer)