Form 10-K
period 2011-12-31
Atlantic Coast Financial CORP
filed 2012-03-28
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the Registrant was required to submit and post such files. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒.

As of March 14, 2012, there were outstanding 2,629,061 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2011 was $14,989,255.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant’s Definitive Proxy Statement for the 2012 Annual Stockholders Meeting (Part III).

ATLANTIC COAST FINANCIAL CORPORATION

Annual Report on Form 10-K

ATLANTIC COAST FINANCIAL CORPORATION
Annual Report on Form 10-K
Table of Contents, continued

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	169
Item 11.	Executive Compensation	169
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	169
Item 13.	Certain Relationships and Related Transactions, and Director Independence	169
Item 14.	Principal Accountant Fees and Services	169

PART IV

Item 15.	Exhibits and Financial Statement Schedules	169
Form 10-K	Signature Page	172
Exhibit 21.	Subsidiaries of Registrant	173
Exhibit 23.1	Consent of McGladrey & Pullen, LLP	174
Exhibit 23.2	Consent of Crowe Horwath LLP	175
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	176
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	177
Exhibit 32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	178

Part I

Item 1 Business

General

This Form 10-K contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Financial Corporation with the Securities and Exchange Commission, in Atlantic Coast Financial Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Financial Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Financial Corporation’s market area, the availability of liquidity from deposits or borrowings to execute on loan and investment opportunities, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Atlantic Coast Financial Corporation. Atlantic Coast Financial Corporation (or the “Company”) is a Maryland corporation. On February 3, 2011, the Company completed a conversion from the mutual holding company structure and a related public offering.  As a result of the conversion, Atlantic Coast Federal, MHC (the “MHC”) and Atlantic Coast Federal Corporation, the former holding companies of Atlantic Coast Bank (the “Bank”), were merged into Atlantic Coast Financial Corporation.  Atlantic Coast Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.  The Company sold a total of 1,710,857 shares of common stock, par value $0.01 per share, in the subscription and community offerings, including 68,434 shares to Atlantic Coast Financial Corporation’s employee stock ownership plan (“ESOP”).  All shares were sold at a price of $10.00 per share, raising $17.1 million in gross proceeds.  Conversion related expenses of $2.7 million were offset against the gross proceeds, resulting in $14.4 million of net proceeds, which included $684,000 loaned by the Company to a trust for the ESOP.  Concurrent with the completion of the offering, shares of Atlantic Coast Federal Corporation common stock owned by public stockholders were exchanged for 0.1960 of a share of the Company’s common stock.

In its prospectus, dated November 12, 2010, distributed to investors in connection with the Company's second step conversion and stock offering that was completed in February 2011, the Company disclosed its intent to raise additional capital through a rights offering at such time as permitted by regulators in order to meet an individual minimum capital requirement for the Bank, which was subsequently set at a Tier 1 leverage ratio of 7.0%. As previously disclosed, the Bank's Tier 1 leverage ratio was 6.22% as of September 30, 2011 and 5.83% as of December 31, 2011, and, therefore, the Bank did not meet this requirement at the end of the third or fourth quarters of 2011. In light of current economic and market conditions, as well as recent operating results, the Company's Board of Directors has begun a review of its strategic alternatives and has authorized Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) to explore such alternatives, including a potential business combination in addition to the previously disclosed rights offering.

The regulatory approval letter issued in connection with the Company's second step conversion prohibited the Company for a period of three years from taking certain actions, such as discussions relating to a potential business combination that would require stockholder approval, without the prior written consent of regulators. As part of its review of strategic alternatives, the Company has requested and received approval from its primary regulator, the Federal Reserve Board (the "Federal Reserve"), to pursue strategic alternatives that may lead to a transaction that requires stockholder approval. With the Federal Reserve's consent, the Company may now take the necessary actions to explore its strategic alternatives.

Federal regulations require prior regulatory approval before a converted savings institution or its holding company may take any action that would result in any person or entity holding more than a 10% ownership interest in a converted savings institution or its holding company for three years following completion of a mutual to stock conversion.

There can be no assurances that the Company will pursue or complete a business combination or a capital-raising transaction. The Board of Directors will review all possible strategic alternatives and weigh the relative benefits of such alternatives to stockholders. The Company does not intend to disclose developments with respect to the progress of its strategic alternatives review process until such time as the Board of Directors approves or completes a transaction or otherwise determines that further disclosure is appropriate.

In the future Atlantic Coast Financial Corporation may pursue other business activities, including investment alternatives and diversification of operations. There are, however, no current agreements in place for these activities. Atlantic Coast Financial Corporation does not maintain offices separate from those of Atlantic Coast Bank or utilize persons other than certain of Atlantic Coast Bank’s officers. Any officer that serves as a director of Atlantic Coast Financial Corporation is not separately compensated for his service as a director.

Atlantic Coast Bank. Atlantic Coast Bank was established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad. On November 1, 2000, after receiving the necessary regulatory and membership approvals, Atlantic Coast Federal Credit Union converted to a federal mutual savings bank (and subsequently a stock savings bank) known as Atlantic Coast Bank. The conversion has allowed Atlantic Coast Bank to diversify its customer base by marketing products and services to individuals and businesses in its market area. Unlike a credit union, Atlantic Coast Bank may make loans to customers who do not have a deposit relationship with Atlantic Coast Bank. Following the conversion, management of Atlantic Coast Bank continued its emphasis on residential mortgage lending and commercial real estate lending. See “―Lending Activities.”

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four family residences, home equity loans, and, to a lesser extent, automobile and other consumer loans. We also have originated multi-family residential loans and commercial construction and residential construction loans, but will no longer emphasize the origination of such loans. Instead, our new strategy is to increase our small business lending through our Small Business Administration (“SBA”) lending programs, warehouse lending and to originate commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff, brokers and wholesale purchases. The Bank intends to sell loans purchased through warehouse lending and originated through small business lending, rather than hold the loans in portfolio. We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

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

Market Area

The Bank conducts business from our headquarters and 11 full service branch offices in northeastern Florida and southeastern Georgia. The Bank has branches located in Jacksonville Beach, Orange Park, Neptune Beach, Westside, Southside and Julington Creek in the Jacksonville metropolitan area as well as in Waycross, Douglas and Garden City (Savannah area), Georgia. The Bank’s primary lending area is in the Jacksonville metropolitan area with our deposit customers residing in both the Jacksonville metropolitan and southeastern Georgia markets.

Florida Market Area. The city of Jacksonville ranks as the 11th largest city in the United States in terms of population with more than 820,000 residents. When including the three beach cities of Atlantic Beach, Neptune Beach and Jacksonville Beach and Clay, Baker, Nassau and St. Johns counties, the Jacksonville metropolitan area has more than 1.3 million residents. Over the past 10 years, the Jacksonville metropolitan area population has grown at a rate of 10% and is estimated to continue that trend and exceed state and national population growth trends according to estimates from SNL Financial, a financial services data firm. The Jacksonville area has one of the lowest costs of living in the United States and residents have a median age of 36.3 years according to 2008 data from the American Community Survey. The economy in the Jacksonville metropolitan market area is diverse with aviation and aerospace, supply chain logistics, finance and insurance, information technology, life sciences and manufacturing firms being the most prominent. Jacksonville has four modern seaport facilities including the Jacksonville Port which is the third largest in Florida and is being deepened to accommodate substantial planned growth. In addition, Jacksonville is regularly a host city for major sporting events such as The Players Championship (TPC), the Super Bowl in 2005, and a NCAA basketball tournament site in 2006 and 2010. Major employers in the Jacksonville metropolitan area include two United States Naval Air Stations, the Duval County Public School System and the City of Jacksonville.

Over the past 10 years and in view of the current economic downturn, Jacksonville’s economy has not become as dependent on real estate and real estate business activities compared to other communities in Florida. However, the downturn in the real estate industry has significantly affected the Northeastern Florida economy as unemployment was 9.2% as of December 31, 2011, which was slightly lower than the state average of 10.0% but higher than the national average of 8.5%. In addition, as of December 2011, median sales prices of homes in the Jacksonville market area have declined 2.7% from December 2010, and 35.1% from December 2007, which is generally recognized as the beginning of the recession. The decline in home and real estate values has impacted the level of new housing starts, which remain at historically low levels, and has also resulted in increased levels of foreclosure activity.

Despite the economic downturn, median household income levels in our Jacksonville market area have been generally in line to above state and national averages since 2000 and are estimated to grow at rates above the state and national averages according to SNL Financial. Based on the latest FDIC deposit share data, our approximate deposit market share in our Florida market area was less than 1.0%.

Georgia Market Area. The market area of southeastern Georgia is marked by limited growth trends and has a largely agricultural-based economy. While our Georgia market area has experienced population and household income declines since 2000, it has remained a stable banking market. Median household income trends are estimated to be above state and generally in line with national averages according to SNL Financial. Waycross is located in Ware County, Georgia and the dominant employer is the Satilla Regional Medical Center which employs 1,200 people. Other major employers include Flash Foods, Baptist Village, Ware County State Prison and Wal-Mart. Based on the latest FDIC deposit share data, our approximate deposit market share in our Georgia market area of Douglas was 2.9%, Waycross was 24.0% and Savannah was less than 1.0%.

Competition

The Bank faces strong competition in attracting deposits and originating real estate and other loans. Historically, most of our direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years, competition also has come from institutions that largely deliver their services over the internet. Electronic banking such as this has the competitive advantage of lower infrastructure costs. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. The Bank competes for these deposits by offering superior service, competitive rates and an arrangement that gives our customers’ access to over 900 ATMs at no charge and the opportunity to earn nationwide ATM refunds. As of December 31, 2011, management believes that the Bank held approximately 1.0% of the deposits in its primary market areas of southeast Georgia and northeast Florida.

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

Lending Activities

General. Historically, the Bank has originated for portfolio one-to-four family residential first and second mortgage loans, home-equity loans and commercial real estate loans, and to a lesser extent commercial and residential construction loans, multi-family real estate loans, commercial business loans, automobile and other consumer loans. We have not originated any land loans since 2008. We have not and currently do not originate or purchase sub-prime loans, Alt-A, or offer teaser rate (low, temporary introductory rate) loans. Our new strategy is to increase our warehouse lending, small business lending, primarily through the SBA, and to emphasize originating commercial business and owner occupied commercial real estate loans to small businesses.

The Company also originates commercial loans through the 7(a) Program and the 504 Program of the SBA. The 7(a) loans are guaranteed up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Company typically sells the guaranteed portion of the 7(a) loan into the secondary market at a premium. The Company earns a 1% servicing fee on the 75% of the loan amount sold. These loans are non-recourse, other than an allegation of fraud on the part of the lender. At December 31, 2011, SBA 7(a) loans totaled $5.6 million, or 1.1%, of the gross loan portfolio.

In the 504 program the Company and the SBA are in different lien positions. The typical structure of a 504 loan is that the Bank is in a first lien position at a 50% loan-to-value (“LTV”), and the SBA is in a second lien position at a 40% LTV. The remaining 10% is an equity investment from the borrower. At December 31, 2011, SBA 504 loans totaled $4.6 million, or 0.9%, of the gross loan portfolio. The Company had not sold any 504 loans as of December 31, 2011.

The Bank also purchases both fixed rate and adjustable rate one-to-four family mortgage loans from third parties, to be held-for-sale to investors on the secondary market within its warehouse lending program. The Bank earns interest until the loan is sold and typically earns fee income as well. Held-for-sale loans purchased from third parties generally have commitments to purchase from investors. Loans held-for-sale are sold with limited recourse, and loans are sold servicing released to the investor. Held-for-sale loans were sold on average within 20 days during 2011.

Consistent with the last two years, and continuing into the near term, the Bank plans to limit the origination of loans retained in its portfolio. Originated mortgage loans, residential loans purchased through the warehouse lending program and SBA loans are sold to investors through the secondary market. The Bank generally retains the unguaranteed portion of SBA loans.

At December 31, 2011, the net loan portfolio totaled $505.7 million, which constituted 64.1% of total assets. The Bank underwrites all loans on a fully indexed, fully amortizing basis. Loans carry either a fixed or adjustable rate of interest. Mortgage loans generally have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month. Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly. Warehouse loans are underwritten and funded on an individual loan basis. A percentage of loans are randomly selected for advanced quality control or a third-party fraud-risk analysis report in addition to the standard underwriting process. SBA loans are underwritten in accordance with SBA guidelines. Commercial real estate, commercial business, multi-family and nonresidential construction loans have generally larger loan balances and involve a greater degree of credit risk than one-to-four family residential mortgage loans. For a description of the primary risks associated with our non-residential loan portfolio, please see “Item 1A. Risk Factors―The Loan Portfolio Possesses Increased Risk Due To Our Growing Number of Commercial Real Estate, Commercial Business, Construction and Multi-family loans and Consumer Loans Which Could Increase Our Level of Provision for Loan Losses.”

At December 31, 2011, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $8.5 million. At December 31, 2011, there were no loans or group of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s largest lending relationship was $7.1 million which was comprised of two loans secured by owner occupied commercial real estate and a line of credit secured by business assets and personal residences of the guarantors. This loan relationship was performing as of December 31, 2011. The second largest relationship was comprised of loans totaling $7.0 million secured by owner occupied commercial real estate and business assets. The borrower filed Chapter 11 bankruptcy in December 2010, but was paying the adequate protection payments under the plan of bankruptcy and the loans were considered to be non-performing as of December 31, 2011. The third largest relationship was a $6.1 million loan and is secured by land for development of residential real estate and a marina. This loan was performing as of December 31, 2011. The fourth largest relationship was $3.8 million in loans comprised of occupied commercial real estate, equipment financings and residential real estate owned by the guarantors. These loans were performing as of December 31, 2011. The fifth largest lending relationship was $3.7 million in loans, which is comprised of two loans, one secured by income producing commercial real estate and one secured by undeveloped land. These loans were non-performing as of December 31, 2011. These two loans had been restructured and previously classified as performing, but began to demonstrate some weaknesses, prompting management to classify them as non-performing.

The following table presents information concerning the composition of Atlantic Coast Bank’s loan portfolio, and loans held for sale, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$241,453	46.93%	$256,729	46.20%	$306,968	49.28%	$370,783	49.86%	$377,956	53.51%
Commercial	72,683	14.12%	72,048	12.96%	77,403	12.42%	84,134	11.31%	74,748	10.58%
Other (land & multi-family)	29,134	5.66%	29,868	5.37%	37,591	6.03%	43,901	5.91%	40,698	5.76%
Total real estate loans	343,270	66.71%	358,645	64.53%	421,962	67.73%	498,818	67.08%	493,402	69.85%

Real estate construction loans:
Construction - one-to-four family	2,044	0.40%	7,589	1.37%	4,189	0.67%	8,974	1.21%	13,448	1.90%
Construction - commercial	4,083	0.79%	5,825	1.05%	8,022	1.29%	10,883	1.46%	11,129	1.58%
Acquisition & development	-	-%	1,652	0.29%	3,148	0.51%	5,008	0.67%	5,329	0.75%
Total real estate construction loans	6,127	1.19%	15,066	2.71%	15,359	2.47%	24,865	3.34%	29,906	4.23%

Other loans:
Home equity	74,199	14.42%	85,082	15.30%	93,929	15.08%	107,525	14.46%	98,410	13.93%
Consumer	67,850	13.18%	75,745	13.63%	73,870	11.86%	87,162	11.72%	64,673	9.16%
Commercial	23,181	4.50%	21,268	3.83%	17,848	2.86%	25,273	3.40%	20,009	2.83%
Total other loans	165,230	32.10%	182,095	32.76%	185,647	29.80%	219,960	29.58%	183,092	25.92%

Total loans	$514,627	100.00%	$555,806	100.00%	$622,968	100.00%	$743,643	100.00%	$706,400	100.00%
Less:
Allowance for loan losses	(15,526)		(13,344)		(13,810)		(10,598)		(6,482)
Net deferred loan origination costs	6,730		7,407		5,122		8,662		3,256
Premiums (discounts) on purchased loans	(124)		(117)		91		172		339
Total loans, net	$505,707		$549,752		$614,371		$741,879		$703,513

Total loans held for sale	$61,618		$49,318		$8,990		$736		$640

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four Family		Commercial Real Estate		Other Real Estate (1)		Construction-One-to- four family (2)		Construction- Commercial (2)		Acquisition & Development
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
At December 31, 2011	(Dollars in Thousands)

1 year or less	$516	7.95%	$9,148	6.82%	$7,309	5.78%	$-	-%	$3,036	5.18%	$-	-
Greater than 1 to 3 years	125	5.90	21,353	6.26	8,607	4.27	-	-	-	-	-	-
Greater than 3 to 5 years	1,027	7.64	8,301	6.51	3,902	6.89	-	-	-	-	-	-
Greater than 5 to 10 years	12,715	5.52	21,718	5.42	1,673	6.63	-	-	-	-	-	-
Greater than 10 to 20 years	24,155	6.05	10,059	6.59	4,573	6.31	-	-	-	-	-	-
More than 20 years	202,915	5.65	2,104	6.14	3,070	5.31	2,044	6.27	1,047	6.50	-	-
Total	$241,453		$72,683		$29,134		$2,044		$4,083		$0

	Home Equity		Consumer		Commercial		Total
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
At December 31, 2011	(Dollars in Thousands)

1 year or less	$1,801	7.44%	$1,575	6.87%	$12,225	5.34%	$35,611	6.01%
Greater than 1 to 3 years	1,606	6.07	14,226	12.73	1,917	7.18	47,834	7.86
Greater than 3 to 5 years	1,368	7.30	9,044	10.02	2,444	6.45	26,086	7.86
Greater than 5 to 10 years	6,621	7.37	4,253	8.37	5,331	6.59	52,311	6.09
Greater than 10 to 20 years	22,259	6.49	27,805	8.52	825	6.06	89,676	7.09
More than 20 years	40,544	5.16	10,947	7.97	439	5.11	263,109	5.68
Total	$74,199		$67,850		$23,181		$514,627

__________________

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$122,999	$118,070	$241,069
Commercial	41,972	21,563	63,535
Other (1)	15,617	6,209	21,826
Total real estate loans	180,588	145,842	326,430

Construction loans:
One-to-four family	$1,373	$670	$2,043
Commercial	-	1,047	1,047
Acquisition & development	-	-	-
Total real estate construction loans	1,373	1,717	3,090

Other loans:
Home equity	$23,759	$48,658	$72,417
Consumer	64,582	1,835	66,417
Commercial business	7,076	3,881	10,957
Total other loans	95,417	54,374	149,791

Total loans	$277,378	$201,933	$479,311

(1)	Land and multi-family loans.

One-to-Four Family Real Estate Portfolio Lending. At December 31, 2011, one-to-four family residential mortgage loans totaled $241.5 million, or 46.9%, of the gross loan portfolio. Generally, one-to-four family loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. Historically, such collateral requirements protected the Bank from loss in the event of foreclosure. However given the rapid deterioration in the market value of residential real estate over the last three years there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased.

The Bank has de-emphasized the retention in portfolio of one-to-four family residential home loans over the last two years, in part due to the increased risk. The Bank added $39.7 million and $63.1 million of one-to-four family residential home loans to its portfolio during 2011 and 2010, respectively.

Properties securing one-to-four family residential mortgage loans are generally appraised by independent fee appraisers approved by the board of directors. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Historically, the Bank originated one-to- four family mortgage loans on both a fixed-rate and adjustable-rate basis, however, more recently the majority of originated loans were fixed rate due to the low interest rate environment. Management’s pricing strategy for one-to-four family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate loans are tied to a variety of indices including rates based on U.S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the note. As of December 31, 2011, the total amount of one-to-four family residential mortgage loans allowing for interest only payments totaled $83.4 million, or 16.2% of the total loan portfolio, and 34.6% of the total one-to-four family mortgage loan portfolio. We do not currently originate or purchase interest-only one-to-four family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with a five to 35 year maturity, with amortizations up to 35 years. Substantially all of the one-to-four family mortgage loans originated are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area. During 2008 and continuing into 2011, the Bank implemented stricter underwriting guidelines that limited the origination of one-to-four family residential mortgage loans secured by investment property due to the continued decline in both real estate values and credit quality in our market area.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

Prior to 2008, we originated investor loans for one-to-four family properties on a limited basis, but since that time the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor currently, originate sub-prime loans, option-arms or low or no documentation loans (Alt-A) or similar loans.

Commercial Real Estate Lending. The Bank offers commercial real estate loans for both permanent financing and construction. In the future, we will focus primarily on permanent financing to owner occupied businesses. These loans are typically secured by small retail establishments, rental properties, storage facilities, and office buildings located in the Bank’s primary market area. At December 31, 2011, permanent commercial real estate loans totaled $72.7 million, or 14.1%, of the gross loan portfolio.

The Bank originates both fixed-rate and adjustable-rate commercial real estate loans. The interest rate on adjustable-rate loans is tied to a variety of indices, including rates based on the prime rate and U.S. Treasury securities. The majority of the Bank’s adjustable-rate loans carry an initial fixed-rate of interest, for either three or five years, and then convert to an interest rate that is adjusted annually based upon the index. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 25 years, and generally have maturities of up to 10 years and may carry pre-payment penalties.

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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Non-Performing and Problem Assets.”

Other Real Estate Loans. As of December 31, 2011, other real estate secured loans totaled $29.1 million or 5.7% of the gross loan portfolio and consisted mainly of land loans, but also included loans secured by multi-family property. In an effort to prevent potential exposure to additional credit risk due to the continued decline in both real estate values and credit quality in our market area, the Bank no longer originates new land loans. Loans to commercial and individual borrowers secured by land totaled $23.2 million, or 4.5% of the gross loan portfolio as of December 31, 2011. Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrote land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property.

The Bank also offers loans secured by multi-family residential real estate. These loans are secured by real estate located in the Bank’s primary market area. At December 31, 2011, multi-family residential loans totaled $5.9 million, or 1.2% of the gross loan portfolio. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 30 years. Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

Loans secured by land and multi-family real estate properties generally involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Non-Performing and Problem Assets.”

Real Estate Construction Lending. As of December 31, 2011, real estate construction loans totaled $6.1 million, or 1.2% of the gross loan portfolio. The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2011, the Bank had $2.0 million in residential construction loans. Residential construction loans are underwritten according to the terms available for permanent financing on the secondary market. Generally, construction loans are limited to a loan to value ratio not to exceed 85% based on the lesser of construction costs or the appraised value of the property upon completion. The Bank also offers construction-to-permanent loans.

Construction only loans to builders generally have a term of 12 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin ranging from 0.50% to 1.5% and a floor of 6%, with a loan-to-value ratio of no more than 85% of the cost of the construction or appraised value of the property, whichever is less. As of December 31, 2011, we had loans to four builders for the construction of pre-sold or speculative one-to-four family residential property and lot inventory that totaled $2.6 million, which were all performing at December 31, 2011. We have not originated construction only loans since 2007, and do not intend to originate such loans in the future.

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

Home-Equity Lending. The Bank generally originates fixed-term fully amortizing home equity loans. At December 31, 2011, the portfolio totaled $74.2 million, or 14.4%, of the gross loan portfolio. Historically the Bank originated open-ended interest only home equity lines of credit. Due to continued decline of both real estate values in our market area and the increased risk inherent with second lien real estate financing, the Bank ceased originating home equity lines of credit in January 2009. The Bank generally underwrites one-to-four family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one-to-four family mortgage loans are generally appraised by independent fee appraisers approved by the board of directors or the value is determined using a qualified asset valuation model. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently home equity loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor. As of December 31, 2011, interest only lines of credit totaled $35.0 million, or 47.2% of the total home equity loan portfolio, and 11.1% of total residential mortgage loans. All home equity lines have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans. The Bank currently offers a variety of consumer loans, primarily manufactured home loans and automobile loans. At December 31, 2011, consumer loans totaled $67.9 million, or 13.2% of the gross loan portfolio.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans. The loans are originated primarily through an on-site financing broker after being underwritten by Atlantic Coast Bank. Loans secured by manufactured homes totaled $49.5 million, or 9.6% of the gross loan portfolio as of December 31, 2011. Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. Manufactured home loans 60 days or greater delinquent were $1.2 million, or 2.4% of the manufactured home loan portfolio at December 31, 2011.

The second most significant component of our consumer loan portfolio consists of automobile loans. The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank. Loans secured by automobiles totaled $11.8 million, or 2.3% of the gross loan portfolio as of December 31, 2011. Automobile loans have a fixed rate of interest and may carry terms up to six years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. Automobile loans 60 days or greater delinquent were $204,000, or 1.7% of the automobile loan portfolio at December 31, 2011.

Consumer loans, except for those secured by manufactured homes, have shorter terms to maturity and are principally fixed rate, thereby reducing exposure to changes in interest rates, and carry higher rates of interest than one-to-four family residential mortgage loans. Consumer loans have an inherently greater risk of loss because they are predominantly secured by rapidly depreciable assets, such as automobiles or manufactured homes. In these cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending. The Bank also offers commercial business loans which may be secured by assets other than real estate. At December 31, 2011, commercial business loans totaled $23.2 million, or 4.5% of the gross loan portfolio. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate of interest and terms of up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment. Once a loan is in the portfolio, the credit department monitors based on size, risk rating and payment status. Relationships with aggregate exposure of $500,000 or greater and lines of credit (regardless of amount) are required to submit financial statements annually. The Bank reviews the performance of these companies and affirms or changes their risk rating accordingly. Loans with risk ratings of monitor or special mention are reviewed and documented quarterly and loans rated substandard are reviewed monthly. Loans that become past due 30 days or more are monitored daily and risk ratings adjusted accordingly. Commercial business loans generally have higher interest rates than residential mortgage loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. The Company also originates commercial loans through the 7(a) Program and the 504 Program of the SBA. The 7(a) loans are guaranteed up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Company typically sells the guaranteed portion of the 7(a) loan into the secondary market at a premium. The Company earns a 1% servicing fee on the 75% loan amount sold. These loans are non-recourse, other than an allegation of fraud on the part of the lender. The Bank intends to continue to emphasize loans to small businesses as part of our commercial business lending program in the future.

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

Held for Sale Loans

The Bank purchases both fixed rate and adjustable rate one-to-four family mortgage loans from third parties, to be held-for-sale to investors in the secondary market, primarily within its warehouse lending program. The Bank earns interest until the loan is sold and typically earns a fee as well. At December 31, 2011 held-for-sale loans were $61.6 million and had a weighted average interest rate of 4.08%. Held-for-sale loans purchased from third parties generally have commitments to purchase from investors. Loans held-for-sale are sold with limited recourse, and loans are sold servicing released to the investor.

Beginning in 2008 and continuing into 2011, the Bank began to regularly sell originated, conforming residential loans, both fixed rate and adjustable rate, including the related servicing, to other financial institutions in the secondary market for favorable fees. The Bank expects to continue this strategy to increase fee income in future periods.

From time-to-time the Bank may sell residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk. The Bank has also utilized the services of a national loan sale advisor to sell non-performing residential mortgage loans, however, the Bank did not sell any such loans during 2011.

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

Non-Performing and Problem Assets

When a borrower fails to make a timely payment on a loan, contact is made initially in the form of a reminder letter sent at either 10 or 15 days depending on the terms of the loan agreement. If a response is not received within a reasonable period of time, contact by telephone is made in an attempt to determine the reason for the delinquency and to request payment of the delinquent amount in full or to establish an acceptable repayment plan to bring the loan current.

Modifications are considered at the request of the borrower or upon the Bank’s determination that a modification of terms may be beneficial to the Bank. Generally, the borrower and any guarantors must provide current financial information and communicate to the Bank the underlying cause of their financial hardship and expectations for the near future. The Bank must then verify the hardship and structure a modification that addresses the situation accordingly.

If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured, non-real estate loans and small claims or legal action for unsecured loans. If the loan is secured by real estate, a letter of intent to foreclose is sent to the borrower when an agreement for an acceptable repayment plan cannot be established or agreed upon. The letter of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes delinquent and an acceptable repayment plan has not been established, foreclosure action is initiated on the loan.

Due to elevated delinquency of one-to-four family residential loans that has existed since 2009, and the increasing complexity of workout for these types of loans, the Bank engaged the services of a national third party servicer to work out certain loans. One-to-four family residential mortgage loans, and any associated home equity loan that becomes 60 days past due, are assigned to the third party servicer for collection. The Bank also assigns other one-to-four family residential loans to the third party servicer irrespective of delinquency status if the loan is considered to have collection risk. At December 31, 2011 the outstanding balance of loans assigned to the third party servicer was $74.3 million, of which $7.6 million were non-performing.

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

Delinquent Loans. Total loans past due 60 days or more totaled $41.7 million, or 7.15% of total loans at December 31, 2011. Real estate loans 60 days or more past due totaled $30.9 million, or 5.30% of total loans at December 31, 2011. Construction loans 60 days or more past due totaled $2.4 million, or 0.41% of total loans at December 31, 2011. Other loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $8.4 million, or 1.44% of total loans at December 31, 2011. The following table sets forth the Bank’s loans delinquent 60-to-89 days and 90 days or more past due by type, number and amount at December 31, 2011 and 2010.

	Loans Delinquent For:				Total
	60-89 Days		90 Days or More		Delinquent Loans
Loan Types	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
At December 31, 2011	(Dollars in Thousands)
Real estate
One-to-four family	13	$919	85	$14,813	98	$15,732
Commercial	1	106	11	9,918	12	10,024
Other (Land and multi-family)	5	1,339	10	3,828	15	5,167

Real Estate Construction
Construction - One-to-four family
Construction – Commercial			2	2,362	2	2,362
Construction - Acquisition & development

Other Loans – Consumer
Home equity	4	141	35	4,055	39	4,196
Consumer	30	541	45	1,022	75	1,563
Commercial			5	2,632	5	2,632
Total	53	$3,046	193	$38,630	246	$41,676

At December 31, 2010	(Dollars in Thousands)
Real estate
One-to-four family	9	$1,565	65	$9,801	74	$11,366
Commercial	3	912	2	3,264	5	4,176
Other (Land and multi-family)	4	497	16	1,286	20	1,783

Real Estate Construction
Construction - One-to-four family	-	-	-	-	-	-
Construction – Commercial	-	-	1	1,682	1	1,682
Construction - Acquisition & development	-	-	-	-	-	-

Other Loans – Consumer
Home equity	2	59	30	2,403	32	2,462
Consumer	30	231	44	678	74	909
Commercial	-	-	2	226	2	226
Total	48	$3,264	160	$19,339	208	$22,603

Non-Performing Assets. Non-performing assets consist of non-performing loans, accruing loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-performing status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-performing. For loans on non-performing, interest income is not recognized until actually collected. At the time the loan is placed on non-performing status, interest previously accrued but not collected is reversed and charged against current income.

The level of non-performing assets correlates closely with the down-turn in the economy, particularly those parts of the economy associated with real estate. The Bank had no loans 90 days or greater delinquent that were still accruing interest at any of the dates in the following table. For additional discussion regarding non-performing assets at December 31, 2011 and 2010, see “Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Financial Condition at December 31, 2011 and 2010, Non-Performing Assets.”

The following table sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-performing loans:
Real estate:
One-to-four family	$16,108	$10,184	$12,343	$10,319	$2,312
Commercial	14,238	7,228	2,638	5,126	280
Other (1)	5,153	3,748	9,638	2,941	1,073
Construction:
One-to-four family	―	―	―	86	―
Commercial	2,362	1,682	4,988	3,169	2,407
Acquisition & development	―	―	404	1,812	―
Other:
Home equity	4,091	2,403	2,973	1,525	774
Consumer	983	679	909	387	221
Commercial business	3,680	2,201	―	170	772
Total non-performing loans	46,615	28,125	35,150	25,535	7,839

Real estate owned:
Real estate:
One-to-four family	886	1,532	1,000	513	325
Commercial	1,346	3,921	2,403	1,849	—
Other (1)	2,917	4,192	1,562	10	76
Construction:
One-to-four family	—	—	63	960	1,325
Commercial	395	—	—	—	—
Acquisition & development	295	295	—	—	—
Other:
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—
Total real estate owned	5,839	9,940	5,028	3,332	1,726

Total non-performing assets	$52,454	$38,065	$40,178	$28,867	$9,565

Ratios:
Non-performing loans to total loans	8.94%	4.99%	5.64%	3.43%	1.11%
Non-performing loans to total assets	5.91%	3.40%	3.85%	2.56%	0.84%
Non-performing assets to total assets	6.65%	4.60%	4.44%	2.90%	1.03%

(1) Consists of land and multi-family loans.

At December 31, 2011, the Bank had $46.6 million in non-performing loans, or 8.94% of total loans. Our largest concentration of non-performing loans at December 31, 2011 was $16.1 million in non-performing one-to-four family residential real estate loans. At December 31, 2011, six of the non-performing one-to-four family residential real estate loans were jumbo loans (loan amount exceeds $417,000) totaling $3.1 million.

Due to the decline in real estate values over the last three years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one-to-four family residential and home equity loans by the expected loss amount at the time the loan becomes non-performing, typically at 90 days past due, rather than providing a general allowance. Accordingly, as of December 31, 2011 our non-performing one-to-four family residential and home equity loan balances were net of $9.7 million of partial charge-offs.

Commercial real estate non-performing loans of $14.2 million as of December 31, 2011 were principally comprised of three loan relationships totaling $10.1 million with specific reserves of $2.5 million. The real estate collateral for these loans is either owner occupied with operating businesses or income producing properties.

Other non-performing real estate loans, consisting of land and multi-family real estate loans, totaled $5.2 million at December 31, 2011. Land loans made to two commercial borrowers for the development of residential subdivisions or to purchase single family residential lots for builder inventory comprised $2.8 million of that total. We have established a specific allocation of $585,000 for these loans which were in the process of foreclosure as of December 31, 2011.

Non-performing commercial real estate construction loans at December 31, 2011 consisted of two loans: 1) a $1.7 million loan participation secured by a condominium/hotel project located near Disney World in Orlando for which we are not the lead lender, is in the process of foreclosure, and the Bank recorded a $3.3 million charge-off during 2010 and, 2) a $680,000 loan for the construction of office condominiums in our Jacksonville market. The loan was in the process of foreclosure, but the borrower continues to market and sell units with two units sold in the fourth quarter of 2011.

The following table shows the geographic location of our non-performing loans by state as of December 31, 2011.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
Non-performing loans by state:
Real estate loans:
One-to-four family	$12,844	$833	$2,431	$16,108
Commercial	12,853	1,385	-	14,238
Other (1)	5,119	34	-	5,153

Real estate construction loans:
One-to-four family	-	-	-	-
Commercial	2,362	-	-	2,362
Other (1)	-	-	-	-

Other loans:
Home equity	2,690	1,402	-	4,092
Consumer	341	121	520	982
Commercial business	3,015	665	-	3,680

Total	$39,224	$4,440	$2,951	$46,615

(1)	Consists of land and multi-family loans.

Troubled debt restructurings. Loans for which the terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings ("TDRs"). Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates of those loans compared to prevailing interest rates at the time of restructure.

TDRs which do not perform in accordance with modified terms are reported as non-performing loans. As of December 31, 2011 and 2010 such loans totaled $14.9 million and $828,000, respectively.

TDRs classified as impaired as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Real Estate
One-to-four family	$9,081	$14,317
Commercial	3,941	7,179
Other (Land & multi-family)	3,260	2,121

Construction
Construction - One-to-four family	455	-
Construction - Commercial	-	-
Construction - Acquisition & Development	-	-

Other Loans
Home Equity	1,923	1,641
Consumer	319	311
Commercial	358	726

Total	$19,337	$26,295

The majority of loans modified as TDRs are one-to-four family residential loans. Since 2008 the Company has been proactive in attempting to modify residential and home equity loans in early stage delinquency because we believe modifying the loan prior to it becoming non-performing results in the least cost to the Bank. The Bank also modifies larger commercial and commercial real estate loans as TDRs rather than pursuing other means of collection when it believes the borrower is committed to the successful repayment of the loan and the business operations are likely to support the modified loan terms. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2011.

Loans which were previously modified as TDRs, are performing in accordance with the modified terms for 12 months or longer and were reported as performing loans as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Real Estate
One-to-four family	$9,063	$5,693
Commercial	-	3,105
Other (Land & multi-family)	-	831

Construction
Construction - One-to-four family	-	-
Construction - Commercial	-	-
Construction - Acquisition & Development	-	-

Other Loans
Home Equity	2,437	2,485
Consumer	1,151	1,256
Commercial	-	262

Total	$12,651	$13,632

Real Estate Owned. Real estate acquired as a result of foreclosure is classified as real estate owned. At the time of foreclosure or repossession, the property is recorded at estimated fair value less selling costs, with any write-down charged against the allowance for loan losses. As of December 31, 2011, the Bank had real estate owned of $5.8 million, a decrease of $4.1 million from December 31, 2010.

Classified Assets. Banking regulations provide for the classification of loans and other assets, such as other real estate owned, debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of its valuation allowances is subject to review by the OCC and the Federal Deposit Insurance Corporation (“FDIC”), which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s regulatory reports with the OCC and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets (consisting primarily of loans and real estate owned) represented 121.3% of the Bank‘s equity capital and 7.1% of the Bank’s total assets at December 31, 2011.

The aggregate amount of classified assets at the dates indicated was as follows:

	At December 31,
	2011	2010
	(Dollars in Thousands)
Substandard	$55,248	$37,553
Doubtful	789	665
Loss	-	-
Total	$56,037	$38,218

Loans considered doubtful were $789,000 at December 31, 2011, an increase of $124,000 from $665,000 at year end 2010. Assets considered substandard were $55.2 million, up from $37.6 million at year end 2010. The Bank also designates certain loans as special mention when it is determined a loan relationship should be monitored more closely. Loans are considered as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan considered as special mention in many instances may be performing in accordance with the loan terms. Special mention loans were $9.0 million and $17.5 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011 $46.6 million of classified loans were on non-performing status, as compared to $28.2 million at year end 2010.

Allowance for Loan Losses. An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the weak United States economy in general, it is increasingly likely that impairment reserves on non-performing one-to-four family residential and home equity loans will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one-to-four family residential and home equity loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted quarterly with the Bank’s senior management and the board of directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of loan and specific allowances for identified problem loans. The allowance also incorporates the results of measuring impaired loans.

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans. Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component. Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during 2009, 2010 and 2011. The increases reflect the deterioration of market conditions, and the increase in the recent loan experience that has resulted from management’s practice of charging off losses on impaired one-to-four family and home equity loans in the period the impairment is identified.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation. For these loans, the allowance for loan losses is calculated in accordance with the general allowance for loan losses policy described above. Accordingly, except for loans modified as troubled debt restructuring, we do not separately identify individual consumer and residential loans for impairment disclosures.

At December 31, 2011, the allowance for loan losses was $15.5 million or 2.98% of the total loan portfolio and 33.3% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In management’s opinion, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2011.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Balance at beginning of year	$13,344	$13,810	$10,598	$6,482	$4,705
Charge-offs:
Real Estate Loans
One-to-four family	6,005	10,235	8,350	3,514	133
Commercial	2,274	1,314	3,822	3,393	-
Other (Land & Multi-family)	729	2,735	3,605	777	41
Real Estate Construction Loans
Construction - One-to four family	-	-	50	336	275
Construction – Commercial	-	3,342	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	3,404	2,800	4,715	1,392	550
Consumer	1,471	1,773	1,408	1,232	1,819
Commercial	242	697	590	345	135
Total charge-offs	14,125	22,897	22,540	10,989	2,953
Recoveries:
Real Estate Loans
One-to-four family	483	687	252	25	5
Commercial	21	3	-	550	893
Other (Land & Multi-family)	36	124	18	45	-
Real Estate Construction Loans
Construction - One-to-four family	-	-	-	-	-
Construction – Commercial	-	-	-	-	-
Acquisition & Development	-	-	-	-	-
Other Loans
Home equity	119	102	240	3	71
Consumer	262	276	351	533	1,145
Commercial	3	9	18	1	-
Total recoveries	924	1,201	879	1,157	2,114
Net charge-offs	13,201	21,696	21,661	9,832	839
Provision for loan losses	15,383	21,230	24,873	13,948	2,616
Balance at end of year	$15,526	$13,344	$13,810	$10,598	$6,482
Net charge-offs to average loans during this year (1)	2.25%	3.47%	3.11%	1.35%	0.13%
Net charge-offs to average non-performing loans during this year	35.33%	68.58%	60.61%	125.89%	24.71%
Allowance for loan losses to non-performing loans	33.31%	47.44%	39.29%	41.50%	82.69%
Allowance as % of total loans (end of year) (1)	2.98%	2.37%	2.22%	1.43%	0.92%

(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts.

Loan charge-offs in 2011 and 2010 included $6.1 million and $4.9 million, respectively, of partial charge-offs of non-performing one-to-four family residential and home equity loans, representing the expected loss amount at the time the loans became non-performing. Due to delays in the foreclosure process and declining real estate values in Florida, additional losses on these loans may be incurred in the future if the Bank is unable to reach timely settlement with the borrower or the loan is sold in a distressed asset sale.

For additional discussion regarding the Allowance for Loan Losses at December 31, 2011 and 2010, see “Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Financial Condition at December 31, 2011 and 2010, Allowance for Loan Losses.”

The following table summarizes the allocation of the allowance for loan losses on loans by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2011		2010		2009		2008		2007
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real Estate Loans
One-to-four family	$6,030	38.84%	$5,860	50.11%	$3,446	49.28%	$2,805	49.87%	$1,609	53.51%
Commercial	3,143	20.24%	2,443	11.91%	575	12.42%	1,458	11.31%	583	10.58%
Other (land & multi-family)	1,538	9.91%	1,019	4.91%	1,305	6.03%	1,061	5.90%	883	5.76%

Construction
One-to-four family	120	0.77%	18	1.22%	47	0.67%	98	1.21%	399	1.90%
Commercial	-	0.00%	37	0.96%	3,322	1.29%	116	1.46%	571	1.58%
Acquisition & Development	-	0.00%	-	0.30%	110	0.51%	1,737	0.67%	-	0.75%

Other Loans
Home Equity	3,125	20.13%	1,663	14.06%	2,240	15.08%	2,301	14.46%	1,295	13.93%
Consumer	885	5.70%	1,922	13.02%	2,447	11.86%	628	11.72%	691	9.16%
Commercial business	685	4.41%	382	3.51%	318	2.86%	394	3.40%	451	2.83%
Total	$15,526	100.00%	$13,344	100.00%	$13,810	100.00%	$10,598	100.00%	$6,482	100.00%

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

The Board of Directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the board. Investment activities are directed by the Chief Financial Officer and the Treasurer in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds through deposit withdrawals and loan originations and purchases.

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

As of December 31, 2011, the Company’s security portfolio consisted of 33 securities, 11 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages. However, the majority of these securities were issued by government sponsored organizations as discussed below.

At December 31, 2011, approximately $125.9 million, or 99% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

The Bank recorded other-than-temporary impairment charges of $186,000 during 2011 (See also the “Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations - Securities Available for Sale).” These charges represented credit losses from our investments in non-agency collateralized mortgage obligations, caused by defaults and losses on the underlying mortgages. As of December 31, 2011 the Bank held no non-agency collateralized mortgages.

The following table sets forth the composition of the securities portfolio, excluding Federal Home Loan Bank stock at the dates indicated.

	At December 31,
	2011		2010		2009
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency	$-	0.00%	$-	0.00%	$15,752	8.85%
State and municipal	930	0.73%	864	0.58%	844	0.47%
Mortgage backed securities - residential	76,089	60.00%	41,803	28.04%	38,410	21.59%
U.S. Government collateralized mortgage obligation	49,802	39.27%	99,689	66.86%	102,439	57.57%
Other collateralized mortgage obligations	-	0.00%	6,734	4.52%	20,493	11.52%
Total	$126,821	100.00%	$149,090	100.00%	$177,938	100.00%

Portfolio maturities and Yields. The composition and scheduled maturities of the investment securities portfolio at December 31, 2011, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
State and municipal	$—	—%	$—	—%	$483	3.86%	$461	4.21%	$944	$930	4.03%
Mortgage-backed securities	—	—	—	—	3,634	2.43	72,190	3.34	75,824	76,089	3.30
U.S. Government collateralized mortgage obligations	—	—	—	—	—	—	49,937	3.42	49,937	49,802	3.42
Other collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	—	—
Total	$—	—%	$—	—%	$4,117	2.60%	$122,588	3.38%	$126,705	$126,821	3.35%

Sources of Funds

General. The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of investment securities, borrowings, and funds provided from operations.

Deposits. The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms. Deposits consist of time deposit accounts, savings, money market and demand deposit accounts. The Bank's origin as a credit union enables it to enjoy the benefit of long-term deposit customers. As a community bank the Bank has historically paid higher rates on deposit accounts than large regional or national banks. The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank has purchased time deposit accounts from brokers at costs and terms which are comparable or better to time deposits originated in the branch offices. The Bank had $22.4 million of brokered deposits at December 31, 2011, which was 4.4% of total deposits. See “Supervision and Regulation—Regulatory Agreements with the Office of Thrift Supervision—Supervisory Agreements” for additional restrictions on our ability to accept brokered deposits.

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

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2011			2010			2009
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$38,155	7.50%	-%	$36,416	6.40%	-%	$36,974	6.00%	-%
Savings	69,420	13.65%	0.62%	49,438	8.68%	0.66%	34,496	5.60%	0.38%
Interest-bearing demand	74,716	14.69%	1.10%	76,812	13.49%	1.44%	75,513	12.26%	1.90%
Money market demand	119,062	23.42%	0.75%	123,447	21.68%	1.10%	140,090	22.75%	1.69%

Total transaction accounts	301,353	59.26%	0.71%	286,113	50.25%	0.98%	287,073	46.61%	1.37%

Certificates of deposit	207,166	40.74%	1.95%	283,240	49.75%	2.55%	328,773	53.39%	3.65%

Total deposits	$508,519	100.00%	1.21%	$569,353	100.00%	1.76%	$615,486	100.00%	2.59%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $96.5 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

At December 31, 2011
(Dollars in Thousands)
Three months or less	$14,863
Over three months through six months	10,191
Over six months through one year	27,173
Over one year to three years	37,924
Over three years	6,332

Total	$96,483

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

Advances from the FHLB of Atlanta may be obtained upon the security of mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2011, the Company had $135.0 million in FHLB advances outstanding.

The following table sets forth information as to FHLB advances for the years indicated.

	Years Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Average balance outstanding	$146,841	$172,500	$180,316

Maximum month-end balance	$170,500	$177,212	$204,858

Balance at end of year	$135,000	$150,000	$182,694

Weighted average interest rate during the year	3.80%	3.59%	3.75%

Weighted average interest rate at end of year	3.88%	3.81%	3.45%

Weighted average maturity (months)	55	61	61

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction with a carrying amount of $122.2 million at December 31, 2011, with maturities occurring from January 2014 to July 2018. Beginning in January 2009, the lender has the option to terminate individual advances in whole each following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. In the event the Bank’s regulatory capital ratios fall below well capitalized we may be required to provide additional collateral.

The agreements with the counterparty to $77.8 million of the total structured notes outstanding at December 31, 2011 contain certain default conditions unique to the Bank's capital levels and supervisory relationships with its primary regulator. Specifically this counterparty has the option to call the debt at its fair value in the event the Bank falls below adequately capitalized or receives a cease and desist order. As of December 31, 2011, the Bank was not in default under any terms of the agreements. The estimated fair value of the $77.8 million of securities sold under agreements to repurchase at December 31, 2011 was $90.3 million, which would have resulted in an estimated expense of $12.5 million at December 31, 2011 had there been an event of default, as defined. At maturity or termination, the securities underlying the agreements will be returned to the Bank.

	2011	2010	2009
	(Dollars in Thousands)
Balance at end of period	$92,800	$92,800	$92,800
Average balance outstanding	$92,800	$92,800	$92,800
Maximum month-end balance	$92,800	$92,800	$92,800
Weighted average interest rate during the period	5.16%	5.03%	4.57%
Weighted average interest rate at end of period	5.10%	5.04%	4.80%
Weighted average maturity (months)	54	66	78

Other borrowings. Other borrowings were $0 and $5.0 million at December 31, 2011 and 2010, respectively. The Company borrowed $5.0 million, at a market rate, from another financial institution in June 2010 secured by shares of Atlantic Coast Federal Corporation’s common stock owned by Atlantic Coast Federal, MHC. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second step conversion and offering in February 2011.

Subsidiary and Other Activities

At December 31, 2011, the Company did not have any active subsidiaries other than Atlantic Coast Bank. The Company has one inactive subsidiary, Atlantic Coast Development LLC, and the Bank has one inactive subsidiary, First Community Financial Services.

Employees

At December 31, 2011, the Bank had a total of 174 employees, including 10 part-time employees. The Company’s employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

General

Atlantic Coast Bank is examined and supervised by the OCC and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Atlantic Coast Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Atlantic Coast Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OCC examines Atlantic Coast Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Atlantic Coast Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Atlantic Coast Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC or Congress, could have a material adverse impact on Atlantic Coast Financial Corporation and Atlantic Coast Bank and their operations.

Under the recently enacted Dodd-Frank Act, the OTS’ functions relating to federal savings associations, including rulemaking authority, were transferred to the Comptroller of the Currency. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve, which supervises bank holding companies.

As a savings and loan holding company, Atlantic Coast Financial Corporation is required to comply with the rules and regulations of the Federal Reserve, and is required to file certain reports with and is subject to examination by the Federal Reserve. Atlantic Coast Financial Corporation is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulatory Agreements with the OTS

Supervisory Agreements. Effective December 10, 2010, the Company, the Bank and the OTS entered into supervisory agreements. The supervisory agreements have been assumed by the OCC as to restrictions that relate to the Bank and by the Federal Reserve as to restrictions that relate to the Company. The agreements provide, among other things, that:

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

IMCR. The OTS (the predecessor regulatory agency to the OCC) established an IMCR with the Bank on May 13, 2011 that required that the Bank to achieve a Tier 1(core) capital ratio of 6.25% as of June 30, 2011 and 7.0% as of September 30, 2011. While we achieved the required Tier 1(core) capital ratio as of June 30, 2011, the Bank was not in compliance with the IMCR as of September 30, 2011, and as of December 31, 2011 had a Tier 1(core) capital ratio of 5.83%. The OCC has the authority to subject the Bank to more restrictive enforcement orders including cease and desist orders, formal actions or other directives that may require the Bank to meet and maintain capital levels at amounts higher than the IMCR.

Memorandum of Understanding. In August 2009, Atlantic Coast Bank entered into a memorandum of understanding with the OTS addressing certain areas of its operations. This Memorandum has been superseded by the Supervisory Agreements.

New Federal Legislation

Congress has enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Bank’s former primary federal regulator, the OTS, and requires Atlantic Coast Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Atlantic Coast Financial Corporation in addition to bank holding companies which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Atlantic Coast Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and change-in-control payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for Atlantic Coast Bank and Atlantic Coast Financial Corporation.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Atlantic Coast Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Atlantic Coast Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Atlantic Coast Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts effective July 21, 2011.

Capital Requirements. OCC regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank. Atlantic Coast Bank does not typically engage in asset sales.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, Atlantic Coast Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2011, Atlantic Coast Bank held 80.6% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC or Federal Reserve may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Atlantic Coast Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Atlantic Coast Bank. Atlantic Coast Financial Corporation will be an affiliate of Atlantic Coast Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

Atlantic Coast Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Atlantic Coast Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Atlantic Coast Bank’s board of directors. Atlantic Coast Bank is in compliance with Regulation O.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Atlantic Coast Bank met the criteria for being considered “well-capitalized” under the OCC’s prompt corrective action regulations. However, Atlantic Coast Bank is also subject to an IMCR, which is discussed more fully at Item 1A – Risk Factors.

Insurance of Deposit Accounts. Atlantic Coast Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC. In view of the recent economic crisis, the FDIC temporarily increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000. The Dodd-Frank Act made that level of coverage permanent retroactive to January 1, 2008. In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured regardless of the dollar amount until December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, effective April 1, 2011 and required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The estimated assessments were based on assumptions established by the FDIC, including an assumed 5% annual growth rate and certain assumed assessment rate increases. That pre-payment, which was due on December 30, 2009 and amounted to $6.4 million for Atlantic Coast Bank, was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years. Any unused prepaid assessments would be returned to the institution in June 2013.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Atlantic Coast Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 68 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Atlantic Coast Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Atlantic Coast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, Atlantic Coast Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2011, Atlantic Coast Bank was in compliance with these reserve requirements.

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

Holding Company Regulation

General. Atlantic Coast Financial Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve. The Federal Reserve has enforcement authority over Atlantic Coast Financial Corporation and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a risk to Atlantic Coast Bank.

Atlantic Coast Financial Corporation’s activities are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve, and certain additional activities authorized by Federal Reserve regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, and the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The Company had no cumulative preferred stock or trust preferred securities as of December 31, 2011 and 2010.

Source of Strength. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. Federal Reserve policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Dividends. The Bank must notify the OCC thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OCC and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Federal Taxation

General. Atlantic Coast Bank and Atlantic Coast Financial Corporation are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Atlantic Coast Financial Corporation or Atlantic Coast Bank.

Method of Accounting. For federal income tax purposes, Atlantic Coast Financial Corporation currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses generally can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Atlantic Coast Financial Corporation and Atlantic Coast Bank have been subject to the AMT and have $677,000 available as credits for carryover.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2011, Atlantic Coast Financial Corporation and Atlantic Coast Bank have $45.7 million in net operating loss carryforwards for federal income tax purposes which begin to expire in 2019. See “Item IA. Risk Factors—We may not be able to realize our deferred tax asset.”

Corporate Dividends-Received Deduction. Atlantic Coast Financial Corporation may exclude from its federal taxable income 100% of dividends received from Atlantic Coast Bank as a wholly owned subsidiary.

State Taxation

Net Operating Loss Carryovers. A corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years; however, net operating losses in Florida may only be carried forward for 20 taxable years. Through December 31, 2011, Atlantic Coast Financial Corporation and Atlantic Coast Bank had a Florida and Georgia net operating loss carryforward of $70.9 million, which begins to expire in 2026.

Income Taxation. Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Georgia corporate income tax which is assessed at the rate of 6.00%. Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Florida corporate income tax which is assessed at the rate of 5.50%. For both states, taxable income generally means federal taxable income subject to certain modifications provided for in the applicable state statutes.

Atlantic Coast Financial Corporation and Atlantic Coast Bank are not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years.

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

Item 1A Risk Factors

Our business, and an investment in our common stock, involves risks. Summarized below are the risk factors which management believe are material to our business and could negatively affect operating results, financial condition and the trading value of our common stock. Other risks factors not currently known to management, or risk factors that are currently deemed to be immaterial or unlikely, also could adversely affect the business. In assessing the following risk factors, the reader should also refer to the other information contained in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

If the Bank’s non-performing assets increase, the Bank’s earnings will suffer.

At December 31, 2011, our non-performing assets totaled $52.5 million, or 6.65% of total assets, and have increased steadily since December 31, 2007, when non-performing assets were $9.6 million or 1.03% of total assets. Our non-performing assets may continue to increase in future periods. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-performing loans or real estate owned. We must establish an allowance for loan losses for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses, which are recorded as a charge to income. From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

The Bank and the Company entered into supervisory agreements with the OTS, which limit their operations and may adversely affect their financial performance.

Effective December 10, 2010, the Company, the Bank and the OTS entered into supervisory agreements. The supervisory agreements have been assumed by the OCC as to restrictions that relate to the Bank and by the Federal Reserve as to restrictions that relate to the Company. The agreements provide, among other things, that:

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

In the event the Company or the Bank are in material non-compliance with the terms of the supervisory agreements and subject to regulatory discretion, the Federal Reserve and/or the OCC has the authority to subject them to the terms of a more restrictive enforcement order such as a cease and desist order, to impose civil money penalties on them and their directors and officers, and to remove directors and officers from their positions with Atlantic Coast Financial Corporation and Atlantic Coast Bank.

The Bank is not in compliance with an Individual Minimum Capital Requirement(IMCR) established by the OTS (the predecessor regulatory agency to the OCC) and as a result may become subject to further regulatory restrictions in the future.

The OTS (the predecessor regulatory agency to the OCC) established an IMCR with the Bank on May 13, 2011 that required that the Bank achieve and maintain a Tier 1 (core) capital ratio of 6.25% as of June 30, 2011 and 7.0% as of September 30, 2011. While we achieved the required Tier 1(core) capital ratio as of June 30, 2011, the Bank was not in compliance with the IMCR as of September 30, 2011, and as of December 31, 2011 had a Tier 1(core) capital ratio of 5.83%. The OCC has the authority to subject the Bank to more restrictive enforcement orders including cease and desist orders, formal actions or other directives that may trigger the call provisions of the reverse repurchase agreements discussed below and that may require the Bank to meet and maintain capital levels at amounts higher than the IMCR. In order to meet such regulatory orders to raise capital the Company may have to take actions which could dilute current stockholders or otherwise negatively affect current stockholders’ investment.

The Company has engaged Stifel Nicolaus Weisel to help it review its strategic alternatives. The Company may not be successful in its strategic alternatives review process.

In light of current economic and market conditions, as well as recent operating results, the Company's Board of Directors has begun a review of its strategic alternatives and has authorized Stifel Nicolaus Weisel to explore such alternatives, including a potential business combination in addition to the previously disclosed potential rights offering.

The Board of Directors will review all possible strategic alternatives and weigh the relative benefits of such alternatives to stockholders. The Company does not intend to disclose developments with respect to the progress of its strategic alternatives review process until such time as the Board of Directors approves or completes a transaction or otherwise determines that further disclosure is appropriate. The Company may not be able to successfully complete a business combination or a capital-raising transaction or complete such a transaction .

The Bank’s borrowings from securities sold under agreements to repurchase materially impacts the Bank’s net interest margin and exposes the Bank’s capital and results of operations to significant risk.

The Bank has $92.8 million of securities sold under agreements to repurchase (“reverse repo”) comprised of structured notes with two different counterparties in amounts totaling $77.8 million and $15.0 million, respectively. The individual agreements take the form of term repurchase agreements with maturities beginning in 2014 and final maturities in 2018. The interest rate terms are variable based on an index tied to 3 month LIBOR or the counterparty has an option to lock in interest rates at a fixed rate each quarter. Due to the low LIBOR interest rate environment that has existed over the last two years, each of the counterparties has exercised their options to fix the rate at ceiling maximums. The weighted average rate of the reverse repos as of December 31, 2011 was 5.10%, and the weighted average maturity was 54 months.

Due to the unusually low long term interest rate environment being promoted by the Federal Reserve, yields on the investment securities collateralizing the reverse repos have been decreasing and at December 31, 2011 the weighted average yield on these securities was approximately 2.50%. Given the announced intentions of the Federal Reserve to hold interest rates at their current levels until 2014, the reverse repo transactions are expected to have a negative impact to our net interest margin and represent a barrier to returning to profitability. The Bank has the option to terminate the reverse repos at the market rate of the debt. As of December 31, 2011, the market rate of the debt exceeded the principal balance outstanding by $15.3 million.

The agreements with the counterparty of the $77.8 million reverse repo contain default conditions which if triggered would materially impact the Bank’s capital and results of operations. In the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the OCC the counterparty has the option to terminate the reverse repos at the market rate of the debt. As of December 31, 2011 the market rate of the debt exceeded the principal balance outstanding by $12.5 million.

The Company has experienced net losses for each of the last three fiscal years and we may not return to profitability in the near future.

The Company has experienced net losses of $10.3 million, $14.2 million and $29.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The losses have been primarily caused by a significant increase in non-performing assets, which necessitated a provision for loan losses of $15.4 million for the year ended December 31, 2011 and $21.2 million for the year ended December 31, 2010, compared to a provision of $24.9 million for the year ended December 31, 2009. We charged off $13.2 million of loans during the year ended December 31, 2011, $21.7 million of loans during 2010 and $21.7 million of loans during 2009. Non-performing loans (generally loans 90 days or more past due in principal or interest payments) increased to $46.6 million, or 8.94% of total loans at December 31, 2011, compared to $28.1 million, or 4.99% of total loans at December 31, 2010. We experienced other-than- temporary impairment losses in our investment portfolio of $186,000 and $4.5 million for the years ended December 31, 2011 and 2010, respectively. In addition, during the year ended December 31, 2009, management deemed it appropriate to write off our entire goodwill balance of $2.8 million, and establish a valuation allowance of 100% of our net deferred tax asset. As a result of these factors and other conditions such as weakness in our local economy, we may not be able to generate sustainable net income or achieve profitability in the near future.

We may be unable to successfully implement our business strategy and as a result, our financial condition and results of operations may be negatively affected.

Our future success will depend upon management’s ability to successfully implement its business strategy, which includes expanding warehouse lending, an emphasis on originating loans to small businesses, including loans guaranteed by the United States Small Business Administration, expense reduction and transitioning the Bank to a retail community banking model. While we believe we have the management resources and internal systems in place to successfully implement our strategy, it will take time and additional capital to fully implement our strategy. We expect that it may take a significant period of time before we can achieve the intended results of our business strategy. During the period we are implementing our plan our results of operations may be negatively impacted. In addition, even if our strategy is successfully implemented, it may not produce positive results.

Additionally, future success in the expansion of the warehouse and small business lending platforms as well as the ongoing development of the retail community banking model will depend on management’s ability to attract and retain highly skilled and motivated employees. An improving job market along with competition for banking talent from institutions with greater financial resources could negatively impact our ability to recruit and retain adequate talent and adversely affect our business and profitability.

Future capital raises are subject to regulatory approval which could slow down or prevent timely acquisition of additional capital.

Under conditions established by the OTS upon approval of the Company’s second step conversion, the Company must obtain approval of any stock offering (public or private) conducted for 18 months after the completion of the second step conversion on February 3, 2011 from the Federal Reserve Bank of Atlanta. In addition, without prior approval from the Federal Reserve Bank of Atlanta the Company is prohibited from selling more than a 10% ownership interest in the Company for three years following the second step conversion.

The geographic concentration in loans secured by one-to-four family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of December 31, 2011, approximately 61.3% of the total loan portfolio was secured by first or second liens on one-to-four family residential property, primarily in southeastern Georgia and northeastern Florida. The Bank had $189.6 million, or 36.8%, of our loan portfolio secured by one-to-four family residential property in Florida and $84.9 million, or 16.5%, of such properties in Georgia. The downturn in the local and national economy beginning in 2008, through 2011, particularly affecting real estate values and employment, have adversely affected our loan customers’ ability to repay their loans. In the event we are required to foreclose on a property securing a mortgage loans or pursue other remedies in order to protect our investment, we may not be able to recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. In particular, the foreclosure process in Florida often takes up to 2 years to complete, thereby potentially increasing our risk of loss due to the property’s deterioration in value during this period. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense.

The loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision for loan losses.

The outstanding commercial real estate, commercial business, construction, multi-family, and manufactured home, automobile and other consumer loans accounted for approximately 38.3% of the total loan portfolio as of December 31, 2011. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one-to-four family, owner occupied residential properties. Historically, these loans have had higher risks than loans secured by residential real estate for the following reasons:

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

Much of the Bank’s portfolio lending is in one-to-four family residential properties generally located throughout southeastern Georgia and northeastern Florida. As a result of lending during a period of rising real estate values and historically low interest rates, a significant portion of the loan portfolio is potentially under-collateralized given the recent significant decline in real estate values. Sufficient time has not elapsed to ascertain the magnitude of potential losses resulting from lending during a period of intense changes in the real estate market. Additionally, given the historically low interest rate environment over this same period, the adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by borrowers as a result of re-pricing. At December 31, 2011, there were $217.8 million in adjustable rate loans, which made up 42.3% of the loan portfolio.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the decline in home values in our market areas. The pressure on home values has increased due to the uncertainty caused by the U.S. government’s lawsuit against larger national loan servicers and the impact of distressed asset sales by U.S. government agency mortgage lenders. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If the allowance for loan losses is not sufficient to cover actual losses, income and capital will be negatively affected.

The Bank’s allowance for loan losses was $15.5 million, or 2.98% of total loans, at December 31, 2011. In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, the Bank may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse affect on the Bank’s financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans the estimate of impairment is based on the underlying collateral if collateral dependent, and if such loans are not collateral dependent, the estimate of impairment is based on a cash flow analysis. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance for loan losses is also periodically reviewed by the Office of the Comptroller of the Currency, who may require us to increase the amount. Additions to the allowance for loans losses would be made through increased provisions for loan losses and would negatively affect our results of operations.

Interest rate volatility could significantly reduce the Bank’s profitability.

The Bank’s earnings largely depend on the relationship between the yield on its earning assets, primarily loans and investment securities, and the cost of funds, primarily deposits and borrowings. This relationship, commonly known as the net interest margin, is susceptible to significant fluctuation and is affected by economic and competitive factors that influence the yields and rates, and the volume and mix of the Bank’s interest-earning assets and interest- bearing liabilities.

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on the Bank's net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. The bank is subject to interest rate risk to the degree that its interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse impact on the Company’s business, financial condition, results of operations, or liquidity.

The Bank's interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Bank's balance sheet.

Future changes in interest rates could impact our financial condition and results of operations.

The Federal Reserve Board maintained the federal funds rate at the historically low rate of 0.25% during 2011 and 2010. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the amount of such prepayments, are within Bank customers’ discretion. If customers prepay the principal amount of their loans, and the Bank is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income could have a negative impact on the Company’s results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related and investment securities.

The Bank has $227.8 million in long-term borrowings, comprised of $135.0 million of FHLB advances and $92.8 million of reverse repurchase agreements, with the earliest maturities beginning in 2013 and final maturities occurring in 2018. The weighted average rate of the long-term borrowings as of December 31, 2011 was 4.32%, and accounted for approximately 62% of interest expense for the year ended December 31, 2011. Given the announced intentions of the Federal Reserve Bank to hold interest rates at their current levels until 2014, the long term borrowings are expected to have a negative impact to the net interest margin.

Operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the year ended December 31, 2011 and for the years ended December 31, 2010 and 2009, our efficiency ratio was 85.7%, 78.0% and 93.6%, respectively. Generally, this means we spent $0.86, $0.78 and $0.94 during the years ended 2011, 2010 and 2009 to generate $1.00 of income

If economic conditions continue to deteriorate or the economic recovery remains slow over an extended period of time in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing the loans decreases.

Financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. We held approximately 24.0% of the deposits in Ware County, the county in which Waycross, Georgia is located as of December 31, 2011. We also have approximately 1.0% of the deposits in the Jacksonville, Florida, metropolitan area as of December 31, 2011. Additionally, our market share of loans in Ware County is significantly greater than our share of the loan market in the Jacksonville metropolitan area. As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. At December 31, 2011, $189.6 million, or 36.8%, of our loan portfolio consisted of real estate secured loans in Florida and $84.9 million, or 16.5%, of such loans consisted of real estate secured loans in Georgia. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings. The unemployment rate for the Jacksonville, Florida metropolitan area was an estimated 9.2% as of December 31, 2011.

The United States economy remains weak and unemployment levels are high. Continuing economic weakness, particularly in our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued through 2011. Recent growth has been slow and unemployment remains at high levels and as a result economic recovery is expected to be slow. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates. In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and may continue to decline. The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

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

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. However, at December 31, 2011, we had no net deferred tax asset. In 2009, we established a valuation allowance for our net federal and state deferred tax asset after evaluating the positive and negative evidence under Generally Accepted Accounting Principles (“GAAP”). GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results, our three year cumulative operating loss carried more weight than forecasted earnings.

Management regularly reviews the deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The net deferred tax asset at December 31, 2011 will not become fully realizable until our expected future earnings will support realization of the asset. In addition, future capital raises or transactions that result in a change in control could trigger the application of certain tax laws which materially limit the utilization of deferred tax asset. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. Although it is currently not shown as an asset, it is possible that we could ultimately lose a significant portion of the deferred tax asset. Realization of our deferred tax asset would significantly improve our earnings and capital.

Wholesale funding sources may be unavailable to replace deposits at maturity and support our liquidity needs or growth.

The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to non-maturity deposit growth and repayments and maturities of loans and investments. Ongoing financial difficulties and restrictions by the OCC may limit these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources of the holding company.  At December 31, 2011, we had $135.0 million of Federal Home Loan Bank advances outstanding, and the remaining borrowing capacity was $63.8 million.

In the past brokered deposits have been solicited as a source of funds. However, under the Supervisory Agreement with the Office of Thrift Supervision entered into in December 2010, Atlantic Coast Bank had to reduce the level of its brokered deposits to $52.5 million by June 30, 2011. We had $22.4 million of brokered deposits at December 31, 2011, which was 4.4% of total deposits. As our brokered deposits mature, we may have to pay a higher rate of interest to replace them with other deposits or with funds from other sources. Not being able to replace those deposits as they mature could adversely affect our liquidity. Paying higher interest rates to replace those deposits could adversely affect our net interest margin and our operating results.

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

Atlantic Coast Bank is currently subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and by the Federal Deposit Insurance Corporation, which insures Atlantic Coast Bank’s deposits. As a savings and loan holding company, Atlantic Coast Financial Corporation is currently subject to regulation and supervision by the Federal Reserve Bank of Atlanta. Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses. New financial reform legislation was enacted in 2010 by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Further changes in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Atlantic Coast Bank and Atlantic Coast Financial Corporation.

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

Financial reform legislation enacted by Congress eliminated the Office of Thrift Supervision and, among other things, will tighten capital standards, created a new Consumer Financial Protection Bureau and will result in new laws and regulations that are expected to increase our costs of operations.

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010, which significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our previous primary federal regulator, the Office of Thrift Supervision, and required Atlantic Coast Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Atlantic Coast Financial Corporation, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Atlantic Coast Financial Corporation. These capital requirements are substantially similar to the capital requirements currently applicable to Atlantic Coast Bank, but will not be applicable to Atlantic Coast Financial Corporation for five years. The Dodd-Frank Act also required the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Atlantic Coast Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorney generals the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks with regards to the lending and credit practices of such banks. Moreover, the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Risks Relating to an Investment in our Common Stock

The Company’s stock price may be volatile due to limited trading volume.

The Company’s common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Company’s common stock is relatively small, approximately 8,000 shares per day in 2011, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. If the Company’s Market Value of Publicly Held Shares as defined under NASDAQ rules falls below $5.0 million or the price per share of the common stock falls below $1.00 for a specified amount of time under Nasdaq rules, the Company has 180 calendar days from the date of the receipt of the notification from Nasdaq to regain compliance. If the Company is unable to regain compliance, the Company may have to transfer its listing to the NASDAQ Capital Market or begin trading on the over-the-counter bulletin board which is not a stock exchange.

The Company’s ability to pay dividends is limited.

Atlantic Coast Financial Corporation’s ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. The primary source of income is the payment of dividends from Atlantic Coast Bank to the Company. Atlantic Coast Bank, in turn, is subject to regulatory requirements potentially limiting its ability to pay such dividends and by the need to maintain sufficient capital for its operations and obligations. In addition, the Company and Bank are prohibited from paying dividends by the terms of the Supervisory Agreements entered into with our regulators. Thus, there can be no assurance the Company will pay dividends to common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance such dividends, if and when paid, will be maintained, at the same level or at all, in future periods. On September 25, 2009, the Company announced that it had suspended its regular quarterly cash dividend.

Any future capital raises may dilute stockholders’ ownership, and may adversely affect the market price of our common stock.

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The market price of the Company’s common stock could decline as a result of sales of shares of our common stock at a price below the current market value. Because the Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of any future offerings. Thus, the Company’s stockholders bear the risk of any future offerings reducing the market price of their common stock and diluting their stock holdings in the Company’s common stock.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

At December 31, 2011, Atlantic Coast Bank had eleven full-service offices and one drive-up facility and a leased office space for the Florida regional center. Atlantic Coast Bank owns all locations except the regional office in Jacksonville, FL and the branch location in Orange Park, FL. The Company is currently exploring options for relocating its home and executive office site in Jacksonville, Florida prior to the expiration of the lease at its current location. The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $14.7 million at December 31, 2011.

The following table provides a list of the Bank’s main and branch offices.

		Lease
	Owned or	Expiration	Net Book Value
Location	Leased	Date	December 31, 2011
			(Dollars in Thousands)
HOME AND EXECUTIVE OFFICE
FLORIDA REGIONAL CENTER	Leased	April 2012	$29
12724 Gran Bay Parkway
Suite 150
Jacksonville, FL 32258

BRANCH OFFICES:
505 Haines Avenue	Owned	—	1,249
Waycross, GA 31501

Drive-up Facility	Owned	—	112
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	535
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	385
Douglas, GA 31533

213 Hwy 80 West	Owned	—	284
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	958
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	992
Jacksonville, FL 32221

1567 Kingsley Avenue	Leased	January 2018	610
Orange Park, FL 32073

930 University Avenue, North	Owned	—	988
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,448
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	—	3,615
Neptune Beach, FL 32233

2766 Race Track Road	Owned	—	1,950
Jacksonville, FL 32259

Management believes the Company’s facilities are suitable for their purpose and adequate to support its business. Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations.

Atlantic Coast Bank uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain the Company’s database of depositor and borrower customer information. Atlantic Coast Bank extended the data processing contact with Open Solutions during 2007 for an additional five year term taking the contract to March 2012. The net book value of data processing and computer equipment at December 31, 2011, was approximately $573,000.

Item 3 Legal Proceedings

From time to time, the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of this litigation at December 31, 2011.

Item 4 Mine Safety Disclosures

None.

Part II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 12, 2012, there were 2,629,061 shares of common stock issued and outstanding, with approximately 1,900 stockholders of record, including approximately 1,350 beneficial owners and other persons or entities holding stock in nominee or “street name” accounts with brokers.

The Company began paying quarterly dividends in May 2005 using earnings from investments and un-invested proceeds received from the minority stock offering completed on October 4, 2004. On September 25, 2009, the Company announced that it had suspended its regular quarterly cash dividend. Future dividend payments by Atlantic Coast Financial Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank. Under OCC regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings. Under normal circumstances, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OCC regulations. However, under the Supervisory Agreement entered into by the Company on December 10, 2010, dividends or other capital distributions cannot be declared or paid prior to receiving a written non-objection from the Federal Reserve. The Supervisory Agreement also requires the Bank obtain approval of the OCC 30 days prior to declaring a dividend payment or distribution of capital. It is unlikely the Company will be able to pay dividends to stockholders in the near future.

The following table sets forth the quarterly high and low sales prices and dividends declared on, Atlantic Coast Financial Corporation’s common stock (prior to February 3, 2011, Atlantic Coast Federal Corporation’s common stock) for the two years ended December 31, 2011 and 2010. All stock prices have been adjusted to reflect the 0.1960 exchange ratio as a result of the completion of the second step conversion.

	High	Low	Dividends

Fiscal 2011
January 1-March 31	$10.44	$7.55	$0.00
April 1- June 30	10.07	6.75	0.00
July 1- September 30	6.75	2.01	0.00
October 1- December 31	3.44	0.92	0.00

Fiscal 2010
January 1-March 31	$14.13	$6.02	$0.00
April 1- June 30	21.68	11.63	0.00
July 1- September 30	15.41	9.39	0.00
October 1- December 31	10.00	5.51	0.00

The Company did not repurchase any shares of its common stock during the fourth quarter of 2011.

The table below sets forth information, as of December 31, 2011, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price (2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	131,962	$52.40	5,496
Equity compensation plans not approved by stockholders	—	—	—
Total	131,962	$52.40	5,496

(1)	Consists of options to purchase 131,962 shares of common stock under the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 5,496 shares of common stock available to be granted from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.

Item 6 Selected Financial Data

The following is a summary of selected consolidated financial data of Atlantic Coast Financial Corporation at and for the years indicated (prior to February 3, 2011, the selected financial data reflects information of Atlantic Coast Federal Corporation, the Company’s predecessor). The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8 herein.

Selected Consolidated Balance Sheet Data:	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Total assets	$788,967	$827,442	$905,561	$996,089	$931,026
Cash and cash equivalents	41,017	8,550	37,144	34,058	29,310
Securities available-for-sale	126,821	149,090	177,938	147,474	134,216
Loans held for sale	61,619	49,318	8,990	736	640
Loans receivable, net	505,707	549,752	614,371	741,879	703,513
FHLB stock	9,600	10,158	10,023	9,996	9,293
Deposits	508,411	528,497	555,444	624,606	582,730
Total borrowings	227,800	247,800	287,694	277,650	251,500
Total stockholders’ equity	46,294	44,791	56,541	83,960	89,806

Selected Consolidated Statement of Income Data:	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Total interest income	$38,281	$44,855	$48,718	$55,259	$55,509
Total interest expense	16,756	21,192	26,935	32,009	33,123
Net interest income	21,525	23,663	21,783	23,250	22,386
Provision for loan losses	15,383	21,230	24,873	13,948	2,616

Net interest income (loss) after provision for loan losses	6,142	2,433	(3,090)	9,302	19,770
Non-interest income	11,232	8,262	4,165	10,949	7,173
Non-interest expense	28,085	24,891	24,300	26,329	25,698

(Loss) income before income taxes	(10,711)	(14,196)	(23,225)	(6,078)	1,245

Income tax expense (benefit)	(424)	-	6,110	(3,233)	130

Net (loss) income	$(10,287)	$(14,196)	$(29,335)	$(2,845)	$1,115
(Loss) earnings per share:
Basic	$(4.13)	$(5.51)	$(11.43)	$(1.12)	$0.41
(Loss) earnings per share:
Diluted	$(4.13)	$(5.51)	$(11.43)	$(1.12)	$0.41

Item 6 Selected Financial Data, continued

Selected Consolidated Financial Ratios and Other Data:	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:
Return (loss) on assets (ratio of net income (loss) to average total assets)	(1.27)%	(1.58)%	(3.01)%	(0.29)%	0.12%
Return (loss) on equity (ratio of net income (loss) to average equity)	(19.24)%	(25.85)%	(38.40)%	(3.22)%	1.22%
Dividend Payout ratio	- %	- %	(0.9)%	(213.6)%	712.5%
Interest rate spread information:
Interest rate spread (1)	2.67%	2.66%	2.14%	2.21%	2.23%
Net interest margin (2)	2.83%	2.79%	2.37%	2.53%	2.67%
Ratio of operating expense to average total assets	3.48%	2.77%	2.49%	2.61%	2.85%
Efficiency ratio (3)	85.74%	77.97%	93.65%	76.99%	86.94%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.07%	105.58%	107.92%	109.06%	110.96%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	6.65%	4.60%	4.44%	2.90%	1.03%
Allowance for loan losses to Non-performing loans	33.31%	47.45%	39.29%	41.50%	82.69%
Allowance for loan losses to total Loans	2.98%	2.37%	2.22%	1.43%	0.92%
Net charge-offs to average outstanding loans	2.25%	3.47%	3.11%	1.35%	0.13%
Non-performing loans to total Loans	8.94%	4.99%	5.64%	3.43%	1.11%

Capital Ratios:
Total capital to risk-weighted assets	10.9%	10.1%	11.4%	11.6%	12.1%
Tier 1 capital to risk-weighted assets	9.7%	8.8%	10.2%	10.8%	11.2%
Tier 1 capital to adjusted assets	5.8%	5.5%	6.1%	7.5%	7.7%
Average equity to average assets	6.6%	6.1%	7.8%	9.0%	10.2%

Other Data:
Number of full-service offices	11	11	11	12	13
Number of loans	9,306	10,257	11,094	14,126	14,101
Number of deposit accounts	39,050	39,774	39,282	46,148	48,334

(1)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	Net interest margin represents net interest income divided by average interest earning assets.

(3)	Efficiency ratio represents non-interest expense as a percentage of net interest income plus non-interest income.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Earnings are primarily dependent upon net interest income, which is the difference between interest income and interest expense and the provision for loan losses. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. Provision for loan losses results from actual incurred losses when loans are charged-off and the collateral is insufficient to recover unpaid amounts, as well as an allowance for estimated future losses from uncollected loans. Earnings are also affected by the Bank’s service charges, gains and losses from sales of loans and securities, commission income, interchange fees, other income, non-interest expenses and income taxes. Non-interest expenses consist of compensation and benefit expenses, occupancy and equipment costs, data processing costs, FDIC insurance premiums, outside professional services, interchange fees, collection expenses and cost of repossessed assets, and other expenses. Earnings may also be negatively impacted by the Supervisory Agreements entered into by the Company and the Bank with the Office of Thrift Supervision (predecessor regulatory agency to the Office of the Comptroller of the Currency and the Federal Reserve). Please see “Supervision and Regulation – Regulatory Agreements with the Office of Thrift Supervision” and “Risk Factors” for more information.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining other-than-temporary impairment of securities, other real estate owned and accounting for deferred income taxes. Accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8.

Allowance for Loan Losses

An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the weak United States economy in general, it is increasingly likely that impairment reserves on non-performing one-to-four family residential and home equity loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one-to-four family residential and home equity loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans. Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component. Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during each year through 2011. The increase reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired loans in the period the impairment is identified.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. No specific allowance is recorded unless fair value is less than carrying value. Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the general allowance for loan losses policy described above. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures.

Loans for which the terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings ("TDRs"). TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogenous loans, such as one-to four-residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates of those loans compared to prevailing interest rates at the time of restructure.

The allowance for loan losses was $15.5 million at December 31, 2011, and $13.3 million at December 31, 2010. The allowance for loan losses as a percentage of total loans was 2.98% at December 31, 2011, and 2.37% as of December 31, 2010. The provision for loan losses for each quarter of 2011 and 2010, and the total for the respective years is as follows:

	2011	2010
	(In Millions)
First quarter	$2.8	$3.7
Second quarter	3.0	7.5
Third quarter	4.4	3.1
Fourth quarter	5.2	6.9
Total	$15.4	$21.2

This data demonstrates the manner in which the allowance for loan losses and related provision expense can change over long-term and short-term periods. Changes in economic conditions, the nature and size of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance for loan losses allocated to individually evaluated loan relationships was $6.0 million at December 31, 2011 and $3.9 million at December 31, 2010, an increase of $2.0 million. Given the rapidly changing and uncertain real estate market coupled with changes in borrowers’ financial condition, weakening of collateral values, and the overall economic conditions, management anticipates there will continue to be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded an OTTI charge of $186,000 for the year ended December 31, 2011.

Other Real Estate Owned

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount of the deferred tax asset to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance in 2009, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required, offsetting the tax benefit for operating losses that would otherwise be recognized. Any valuation allowance is required to be recorded during the period identified. As of December 31, 2011, the Company had a valuation allowance of $25.6 million, or 100% of the net deferred tax asset.

Business Strategy

Overview. Our primary objective is to operate in our primary market areas as a retail community-oriented financial institution, serving customers following a traditional retail banking model while providing stockholders a solid long-term return on capital. Accomplishing this objective will require financial strength based on a strong capital position, and the implementation of business strategies designed to return the Company to profitability consistent with safety and soundness considerations. To strengthen the Company’s capital position the Company is exploring all strategic alternatives to raise capital. Operating strategies are focused on credit management and reducing the cost of non-performing assets, increasing revenues from mortgage warehouse lending and small business lending activities that maximize profits but with lower capital requirements, while reducing our expense base. In addition, a key element of the Company retail focus is to increase non-maturity deposits which leads to deeper customer relationships and improve our cost of funds. The following are the key elements of our business strategy:

Strengthening our capital position. Based on the Bank's non-compliance with the IMCR, current economic and market conditions, and the Company's recent operating results, the Company's Board of Directors began a review of strategic alternatives late in 2011, engaging Stifel, Nicolaus Weisel, Incorporated to assist the Board in exploring alternatives to enhance stockholder value, including consideration of a potential business combination in addition to a previously disclosed rights offering. As part of its review of strategic alternatives, the Company requested and has received approval from its primary regulator, the Federal Reserve, to pursue strategic alternatives that may lead to a transaction that requires stockholder approval. There can be no assurances that the Company will complete a business combination or raise additional capital. The Board of Directors is reviewing all possible strategic alternatives and the relative benefits of such alternatives to stockholders.

Continuing our proactive approach to reducing non-performing assets by aggressive resolution and disposition initiatives. As a result of the decline in our local economy beginning in 2008, the Bank experienced a substantial increase in our non-performing assets. At December 31, 2011, our non-performing assets were $49.6 million as compared to $9.6 million at December 31, 2007. Management has instituted a proactive strategy to aggressively reduce non-performing assets through accelerated charge-offs, loan work out programs, enhanced collection practices, the use of distressed asset sales and improved risk management.

•	An aggressive charge-off policy. Beginning in 2009, management began to implement an aggressive charge-off strategy for one-to-four family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became non-accruing, generally when loans are 90 days or more past due.

•	Loan work out programs. We remain committed to working with responsible borrowers to renegotiate residential loan terms. The Bank had $19.3 million in troubled debt restructurings at December 31, 2011, compared to $8.6 million at December 31, 2008. Troubled debt restructurings avoid the expense of foreclosure proceedings and holding and disposition expenses of selling foreclosed property, and provide us increased interest income.

•	Enhanced collection practices. Beginning in 2009, due to the elevated delinquency of our one-to-four family residential mortgage loans and the increasing complexity of working out these types of loans, management engaged the services of a national third party servicer for certain loans. Initially, one-to-four family residential mortgage loans, and any associated home equity loan that was 60 days past due, was assigned to the third party servicer for collection. Subsequently, the Bank assigned other one-to-four family residential mortgage loans to the third party servicer irrespective of delinquency status, if it was determined the loan may have higher than normal collection risk. At December 31, 2011, the outstanding balance of loans assigned to the third party servicer was $74.3 million.

•	Non-performing asset sales. In order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank has sold certain non-performing loans through national loan sales of distressed assets, which may mitigate future losses. From 2008 to December 31, 2011, the Bank sold $10.2 million of loans through distressed asset sales resulting in a loss on such sales of $4.1 million. The Bank may continue distressed asset sales in the future to dispose of non-performing assets when management believes it will result in the least overall loss to the Company. The Bank also has accepted short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us.

•	Credit risk management. The Bank is also enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of our board of directors was established to evaluate and monitor system, market and credit risk.

Increasing revenue by expanding our warehouse lending operations and an increasing emphasis on commercial lending to small businesses. Historically, Atlantic Coast Bank has emphasized the origination of one-to-four family residential mortgage loans in northeastern Florida and southeastern Georgia. At December 31, 2011, our one-to-four family residential loan portfolio was $241.5 million, or 46.9%, of our loan portfolio. During late 2008, the Bank began to originate mortgage loans for sale in the secondary market on a limited scale. As a result of our internal evaluation, management intends to shift our business model to sell mortgage loans originated by our internal sales force and sell mortgages purchased through warehouse lending arrangements. In addition, the Bank intends to increase production in its small business lending initiative.

•	Warehouse lending strategy. In the latter part of 2009, the Bank began a program for warehouse lending where we finance mortgages originated by third parties and hold a lien position for a short duration (usually less than 30 days) while earning interest (and often a fee) until a sale is completed to an investor. Management expects to modestly expand this aspect of mortgage banking in the future.

•	Commercial lending strategy. Management also plans to increase commercial business lending and owner-occupied commercial real estate lending with an emphasis on small businesses, subject to regulatory capital requirements. The Bank intends to participate in government programs relating to commercial business loans such as the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture ("USDA"). The Bank began to implement this strategy in September 2010, by hiring an executive to lead the small business lending along with an experienced SBA lending team. As of December 31, 2011 the SBA loan pipeline grew from $3.9 million at the beginning of the year to $14.5 million at December 31, 2011. The Company generally sells the guaranteed portion of SBA loans to investors at attractive premiums. Our focus on owner-occupied commercial real estate loans will be to professional service businesses. The Bank intends to target principal balances of up to $1.5 million in our commercial business and owner-occupied commercial real estate lending, while not originating or purchasing higher risk loans such as commercial real estate development projects, multi-family loans and land acquisition and development loans.

Expanding our retail franchise by growing our non-maturity deposit. We believe a strong core or non-maturity deposit base is key to a retail community bank's success because customer relationships are deepened. Therefore we remain committed to generating lower-cost and more stable non-maturity deposits in our market. The Bank attracts and retains transaction accounts by offering competitive products and rates, excellent customer service and a comprehensive marketing program. Our deposit marketing programs are focused on individuals, businesses and municipalities located in our market area. Our non-maturity deposits (consisting of demand, savings and money market accounts) increased $21.3 million to $310.7 million at December 31, 2011 from $289.4 million at December 31, 2010. At December 31, 2011, non-maturity deposits comprised 61.1% of our total deposits, compared to 54.8% of our total deposits at December 31, 2010. Non-maturity deposits are our least costly source of funds, which improves our interest rate spread and also contributes non-interest income from account related services.

Reducing our operating expense base. The Company has historically operated with a high cost structure as it has implemented growth and new business activities. In order to improve profitability we are focused on reducing operating costs which do not add value to our other business strategies by implementing a review of all major vendors and operating processes. These actions are expected to reduce the run rate of operating expenses, before credit costs, by approximately $3 million in 2012

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General. In order to maintain its well capitalized status, the Company strategically reduced its assets during 2011. Total assets decreased $38.4 million to $789.0 million at December 31, 2011 as compared to $827.4 million at December 31, 2010. Specifically net portfolio loans decreased by $44.0 million, investments in available-for-sale securities decreased by $22.3 million, bank owned life insurance decreased by $8.3 million and other real estate owned decreased by $4.1 million. These reductions were partially offset by an increase in cash and cash equivalents of $32.5 million and loans held for sale of $12.3 million. Non-maturity deposits (consisting of demand, savings and money market accounts) grew by a combined $21.3 million, while time deposits decreased by $41.4 million and Federal Home Loan Bank advances decreased by $15.0 million.

Following is a summarized comparative balance sheet as of December 31, 2011 and December 31, 2010:

	December 31,	December 31,	Increase (Decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$41,017	$8,550	$32,467	379.7%
Securities available for sale	126,821	149,090	(22,269)	-14.9%
Loans	521,233	563,096	(41,863)	-7.4%
Allowance for loan losses	15,526	13,344	2,182	16.4%
Loans, net	505,707	549,752	(44,045)	-8.0%
Loans held for sale	61,619	49,318	12,301	24.9%
Other assets	53,803	70,732	(16,929)	-23.9%
Total assets	$788,967	$827,442	$(38,475)	-4.6%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$34,586	$35,941	$(1,355)	-3.8%
Interest bearing demand	76,811	71,710	5,101	7.1%
Savings and money market	199,334	181,788	17,546	9.7%
Time	197,680	239,058	(41,378)	-17.3%
Total deposits	508,411	528,497	(20,086)	-3.8%
Federal Home Loan Bank advances	135,000	150,000	(15,000)	-10.0%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Other borrowings	-	5,000	(5,000)	-100.0%
Accrued expenses and other liabilities	6,462	6,354	108	1.7%
Total liabilities	742,673	782,651	(39,978)	-5.1%
Stockholders' equity	46,294	44,791	1,503	3.4%
Total liabilities and stockholders' equity	$788,967	$827,442	$(38,475)	-4.6%

Cash and cash equivalents. Cash and cash equivalents were comprised of cash-on-hand and interest earning and non-interest earning balances held in other depository institutions. At December 31, 2011, cash and cash equivalents were greater as compared to December 31, 2010 due to the decline in loans, net and securities available for sale, which increased our liquidity. However, during much of 2011, cash and cash equivalents were lower as compared to previous years due to the decline in total deposits, primarily time deposits. As opportunities became available excess cash was invested in short-term cash management accounts at other banks until more permanent and higher yielding assets are identified. Management expects the balances in cash and cash equivalents will continue to fluctuate as other interest earning assets mature, but generally be held at balances necessary to meet liquidity requirements while excess amounts are deployed to higher yielding assets. The Company believes it has sufficient contingent liquidity sources to meet liquidity demands.

Securities available for sale. Securities available for sale was comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio decreased approximately $22.3 million to $126.8 million at December 31, 2011, net of purchases, sales and maturities, as these proceeds were primarily re-invested in loans held for sale. Included in this decrease was the disposal of private label collateralized mortgage obligations which totaled $6.7 million at the end of 2010. In order to eliminate the risk of additional other-than-temporary impairment charges, the Company sold the four remaining private label securities totaling $1.4 million at a loss of $189,000 during 2011 and accordingly had no private label securities at December 31, 2011. Expense for other-than-temporary impairment (OTTI) of $186,000 was recorded in non-interest income for the year ended December 31, 2011.

At December 31, 2011, approximately $125.9 million, or 99% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011 as the unrealized losses were attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery.

Approximately $122.2 million of the Company’s available-for-sale securities were collateral for structured transactions totaling $92.8 million that were entered into during 2006 and 2007 under agreements to repurchase (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Securities sold under agreements to repurchase”). These transactions were entered into by the Company to take advantage of favorable interest rate spreads and to reduce overall exposure to interest rate risk in 2006 and 2007. As a result of the unprecedented decline in interest rates beginning in 2008, as well as illiquidity in the mortgage-backed securities market, coupled with the overall decline in the Bank’s credit quality, the Bank has been subject to additional collateral requirements by the third party counterparties to the repurchase agreements. Additionally, given the collateral requirements of these transactions, the current interest rate environment and the illiquidity in the marketplace, the available for sale securities portfolio is currently a limited source of liquidity.

Loans held for sale. Loans held for sale were comprised entirely of loans secured by one-to-four family residential homes originated internally or purchased from third-party originators as part of our warehouse lending program. As of December 31, 2011, the weighted average number of days outstanding of real estate mortgages held for sale was 20 days.

During the year ended December 31, 2011 the Company originated a total of $741.1 million of loans held for sale, comprised of approximately $97.6 million of loans originated internally, and approximately $643.5 million of loans purchased from third parties under warehouse loan agreements. Approximately $726.2 million of the loans were sold, resulting in a gain of $1.8 million and interest earned of approximately $1.9 million or 5.26% on outstanding balances was recorded in interest income. For the year ended December 31, 2010 gains on sales and interest earned was $1.0 million and $993,000, respectively. The Company intends to continue to focus on opportunities to grow this line of business in the near future due to its favorable margins and efficient capital management.

Loans. Below is a comparative composition of net loans as of December 31, 2011 and December 31, 2010, excluding real estate mortgages held for sale:

					Increase (Decrease)
	December 31, 2011	% of total loans	December 31, 2010	% of total loans	Dollars	Percentage
Real estate loans:	(Dollars in Thousands)
One-to-four family	$241,453	46.9%	$256,729	46.2%	$(15,276)	-6.0%
Commercial	72,683	14.1%	72,048	13.0%	635	0.9%
Other ( land and multi-family)	29,134	5.7%	29,868	5.4%	(734)	-2.5%
Total real estate loans	343,270	66.7%	358,645	64.5%	(15,375)	-4.3%

Real estate construction loans:
One-to-four family	2,044	0.4%	7,589	1.4%	(5,545)	-73.1%
Commercial	4,083	0.8%	5,825	1.0%	(1,742)	-29.9%
Acquisition and development	-	0.0%	1,652	0.3%	(1,652)	-
Total real estate construction loans	6,127	1.2%	15,066	2.7%	(8,939)	-59.3%

Other loans:
Home equity	74,199	14.4%	85,082	15.3%	(10,883)	-12.8%
Consumer	67,850	13.2%	75,745	13.6%	(7,895)	-10.4%
Commercial	23,181	4.5%	21,268	3.8%	1,913	9.0%
Total other loans	165,230	32.1%	182,095	32.8%	(16,865)	-9.3%

Total loans	514,627	100.0%	555,806	100.0%	(41,179)	-7.4%

Allowance for loan losses	(15,526)		(13,344)		(2,182)	16.4%
Net deferred loan costs	6,730		7,407		(677)	-9.1%
Premiums (discounts) on purchased loans	(124)		(117)		(7)	6.0%

Loans, net	$505,707		$549,752		$(44,045)	-8.0%

Gross portfolio loans declined approximately 7.4% to $514.6 million at December 31, 2011 as compared to $555.8 million at December 31, 2010, due primarily to principal amortization and increased payoffs of one-to-four family residential loans due to historically low interest rates. SBA loans as of December 31, 2011 which are included in commercial real estate, commercial construction and commercial loans, were $6.8 million as compared to $350,000 at December 31, 2010. The balance of SBA loans at year end 2011 includes approximately $14.6 million of non-guaranteed originated loan balances. Total portfolio loan originations decreased $23.4 million to $39.7 million for the year ended December 31, 2011 from $63.1 million for the year ended December 31, 2010 due to lessened loan demand.

Until critical economic factors such as unemployment and residential real estate values stabilize and the Bank increases its capital levels, management believes portfolio loan balances will continue to decline. Principal amortization and loan payoffs are expected to exceed growth in the SBA portfolio and other small business lending production. For a discussion regarding the effects of the decline in property values on the Bank’s one-to-four family residential loan portfolio, see “Item 1 – Business Lending Activities – One-to-four family real estate portfolio lending.” However, due to a favorable interest rate environment, production of one-to-four family loans held for sale in the secondary market is expected to continue its moderate pace. The strategy of selling the majority of originated loans in the secondary market also compliments the Bank’s desire to reduce portfolio loan balances in order to maximize capital efficiently.

The composition of the Bank’s loan portfolio is heavily weighted toward one-to-four family residential loans. As of December 31, 2011, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $317.7 million, or 61.7% of total gross loans. Approximately $43.7 million, or 59.9% of loans recorded as home equity loans are in a first lien position. Accordingly, $287.2 million, or 91.3% of loans collateralized by one-to-four family residential loans were in a first lien position as of December 31, 2011.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
1-4 Family Residential First Mortgages	$152,439	$47,307	$41,709	$241,455
1-4 Family Residential Second Mortgages	35,779	37,088	1,331	74,198
1-4 Family Residential Construction Loans	1,361	500	182	2,043
	$189,579	$84,895	$43,222	$317,696

Allowance for Loan Losses. The allowance for loan losses as of December 31, 2011 and 2010 was $15.5 million, or 2.98% of total loans outstanding and $13.3 million, or 2.37% of total loans outstanding, respectively.

The allowance for loan losses activity for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
	(Dollars in Thousands)
Balance at beginning of year	$13,344	$13,810
Charge-offs:
Real Estate Loans
One-to-four family	6,005	10,235
Commercial	2,274	1,314
Other (Land & Multi-family)	729	2,735
Real Estate Construction Loans
Construction One-to-four family	-	-
Construction Commercial	-	3,342
Acquisition & Development	-	-
Other Loans
Home equity	3,404	2,800
Consumer	1,471	1,773
Commercial	242	698
Total charge-offs	14,125	22,897
Recoveries:
Real Estate Loans
One-to-four family	483	687
Commercial	21	3
Other (Land & Multi-family)	36	124
Real Estate Construction Loans
Construction One-to-four family	-	-
Construction Commercial	-	-
Acquisition & Development	-	-
Other Loans
Home equity	119	102
Consumer	262	276
Commercial	3	9
Total recoveries	924	1,201

Net charge-offs	13,201	21,696
Provision for loan losses	15,383	21,230
Balance at end of year	$15,526	$13,344

Net charge-offs to average loans during this year	2.25%	3.47%
Net charge-offs to average non-performing loans during this year	35.33%	68.58%
Allowance for loan losses to non-performing loans	33.31%	47.44%
Allowance as % of total loans (end of year)	2.98%	2.37%

During the year ended December 31, 2011, loan charge-offs included approximately $6.1 million of partial charge-offs of one-to-four family residential and home equity loans identified as non-performing. Due to the decline in real estate values over the past two years, management believes it is appropriate and prudent to reduce the carrying balance of loans collateralized by non-performing one-to-four family residential property by the expected loss amount which is both probable and reasonable to estimate, rather than providing a general allowance. The $8.5 million decline in net charge-offs for the year ended December 31, 2011 as compared to 2010 was primarily due to a $2.8 million loss on a distressed asset sale of $6.3 million of non-performing residential loans and a $3.3 million charge-off on one commercial construction real estate loan, both of which occurred in 2010.

The decrease in the provision for loan losses of $5.8 million in 2011 as compared to 2010 was primarily due to lower charge-offs on one-to-four family and commercial construction loans, partially offset by higher charge-offs on home equity loans.

Non-Performing Assets. The following table shows non-performing assets and troubled debt restructurings as of December 31, 2011 and 2010. Non-performing assets include non-accruing loans and foreclosed assets.

	2011	2010
	(Dollars in Thousands)
Real Estate
One-to-four family	$16,108	$10,184
Commercial	14,238	7,228
Other (Land & Multi-family)	5,153	3,748

Construction - One-to-four family	-	-
Construction - Commercial	2,362	1,682
Construction - Acquisition & Development	-	-

Other Loans
Home Equity	4,091	2,403
Consumer	983	679
Commercial	3,680	2,201

Total non-performing loans	46,615	28,125
Foreclosed assets	5,839	9,940
Total non-performing assets	$52,454	$38,065

Non-performing loans to total loans	8.94%	4.99%
Non-performing loans to total assets	5.91%	3.40%
Non-performing assets to total assets	6.65%	4.60%

Non-performing loans were $46.6 million, or 8.94% of total loans, at December 31, 2011, and $28.1 million, or 4.99% of total loans at December 31, 2010. The increase in non-performing loans was due to an increase of $5.9 million in non-performing residential one-to-four family loans partially due to the extended foreclosure process in Florida and an increase of $7.0 million in non-performing commercial real estate loans. The increase in non-performing commercial real estate loans was primarily due to two income producing properties which had been restructured and previously classified as performing, but began to demonstrate some weakness, prompting management to classify them as non-performing. The $1.4 million increase in non-performing commercial business and other real estate loans was comprised of one undeveloped land loan and one multi-family condominium loan. The $1.7 million increase in non-performing home equity loans was primarily due to two first lien position home equity loans which are in the process of foreclosure. The $1.5 million increase in non-performing other commercial loans was comprised primarily of three loans: two commercial lines of credit of $500,000 each and one commercial business loan of approximately $200,000.

As of December 31, 2011, total non-performing one-to-four family residential and home equity loans of $20.2 million included $17.4 million of one-to-four family residential loans that had been written-down to the estimated fair value of their collateral. Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. As of December 31, 2011, and December 31, 2010, all non-performing loans were classified as non-performing, and there were no loans 90 days past due and accruing interest as of December 31, 2011 and 2010.

Other real estate owned declined $4.1 million primarily due to greater sales of foreclosed assets.

A comparison of the allowance for loan losses on loans to non-performing loans as of December 31, 2011 is summarized as follows:

	Non-Performing Loans	Amount of Loan Loss Allowance	% of Loan Loss Allowance to Non-Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to-four family	$16,108	$6,030	37.43%
Commercial	14,238	3,143	22.07%
Other (land & multi-family)	5,153	1,538	29.85%

Real Estate Construction
Construction One-to-four family	-	120	-
Construction Commercial	2,362	-	-
Acquisition & Development	-	-	-

Other Loans
Home Equity	4,091	3,125	76.39%
Consumer	983	885	90.03%
Commercial	3,680	685	18.61%
Totals	$46,615	$15,526	33.31%

A comparison of the allowance for loan losses on loans to non-performing loans as of December 31, 2010 is summarized as follows:

	Non- Performing Loans	Amount of General and Specific Loan Loss Allowance	% of Loan Loss Allowance to Non-Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to-four family	$10,184	$5,860	57.54%
Commercial	7,228	2,443	33.80%
Other (land & multi-family)	3,748	1,019	27.19%

Real Estate Construction
Construction One-to-four family	-	18	-
Construction Commercial	1,682	37	2.20%
Acquisition & Development	-	-	-

Other Loans
Home Equity	2,403	1,663	69.21%
Consumer	679	1,922	283.06%
Commercial	2,201	382	-
Totals	$28,125	$13,344	47.45%

The allowance for loan losses allocated for one-to-four family residential and home equity loans as of December 31, 2011 included a provision of $2.7 million as a result of the Company’s review of the effect of the slowdown in the foreclosure process in Florida and the estimated impact on collateral valuations of one-to-four family residential portfolio. The allowance for loan losses allocated to consumer loans decreased $1.1 million primarily due to the decrease in allowance required for mobile home loans. In 2009 the Bank assumed full liability for mobile home loans purchased from a broker based on a settlement of deposits maintained at the Bank for loan losses. Initially the allowance estimated for these loans was 2.0% of outstanding balances. Based on historical losses and other factors this reserve is now maintained at 1.03% of outstanding balance. At December 31, 2011, the Bank had no loans delinquent 90 days or more that were accruing interest. At December 31, 2011 and 2010, loans 90 days or more past due and non-performing loans as a percentage of total loans were 8.94% and 4.99% of total assets, respectively. For the year ended December 31, 2011, contractual gross interest income of $3.0 million would have been recorded on non-performing loans if those loans had been current. Interest in the amount of $542,000 was included in income during 2011 on such loans.

Impaired Loans. The following table shows impaired loans split between performing and non-performing and the associated specific reserve as of December 31:

	2011		2010
	Balance	Specific Reserve	Balance	Specific Reserve
Performing	$179	$-	$5,550	$338
Non-performing	26,586	4,262	15,451	2,659
TDR by category:
TDR-performing commercial	6,000	591	8,620	210
TDR-performing residential	13,337	1,104	17,675	-
	$46,102	$5,957	$47,296	$3,207

Impaired loans include large non-homogenous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include troubled debt restructurings (“TDRs”) where the borrower has performed for less than 12 months under the terms of the modification and / or the TDR loan is at less than market rate at the time of restructure. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates of those loans compared to prevailing interest rates at the time of restructure. When a TDR loan with a market rate of interest has performed for over 12 months under terms of the modification it is classified as a performing loan.

Non-performing impaired loans increased $11.1 million primarily due to six commercial loans, five of which had been restructured during 2010, which moved to non-performing status during 2011.

Performing TDRs decreased primarily due to the reclassification of one commercial real estate loan of $2.0 million to non-performing when the borrower failed to perform, and the reclassification of residential loans to performing status following 12 months of performance under terms of the modification.

Non-performing loans as of December 31, 2011 and 2010 of $14.9 million and $828,000, respectively, were previously modified as TDRs but failed to perform under the terms of the modification.

TDRs decreased $3.2 million at year end 2011, as compared to the year-end 2010. At December 31, 2011, approximately $10.0 million or 43% of the TDRs were one-to-four family loans of which approximately $1.0 million were not performing according to the restructured terms. Impairment due to modification in troubled debt restructurings of non-performing loans, such as one-to-four family residential loans is included in general reserve. As of December 31, 2011 and 2010 this reserve was $924,000 and $636,000, respectively.

Deferred Income Taxes. As of both December 31, 2011 and 2010, the Bank concluded that, while improved operating results are expected as the economy begins to improve which would reduce our non-performing assets, the variability of the credit related costs are such that a more likely than not conclusion of realization of our deferred tax asset could not be supported. Consequently, management recorded a valuation allowance of $25.6 million for the full amount of the net federal and state deferred tax assets as of December 31, 2011. Until such time as the determination is made it is more likely than not that the Company is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that we record taxable income or determine that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposit account balances were $508.4 million at December 31, 2011, a decrease of $20.1 million from $528.5 million at December 31, 2010. Time deposits decreased $41.4 million but non-maturity deposits increased $21.3 million as consumers demonstrated a preference for shorter duration, more liquid deposit products rather than re-investing in time deposits due to the low interest rate environment. The increase in non-maturity deposits occurred as depositors increased their savings and money market accounts by $17.5 million and also increased their interest bearing demand accounts by $5.1 million between December 31, 2010 and 2011. Management believes near term deposit growth will be moderate with an emphasis on non-maturity deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market however and therefore cause the Bank to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Supervisory Agreement with the Office of Thrift Supervision dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval. According to the terms of the agreement the Bank could not have more than $52.5 million of brokered deposits outstanding. At December 31, 2011 the Bank had brokered deposits of $22.4 million. The Company’s management does not believe the restriction has a significant effect on the Company’s liquidity. For additional information on the Supervisory Agreement between Atlantic Coast Financial Corporation and Atlantic Coast Bank with the Office of Thrift Supervision see “Item 1 - Business – How We Are Regulated – Supervisory Agreement”.

Securities sold under agreements to repurchase. The Bank has $92.8 million of securities sold under agreements to repurchase (“reverse repo”) comprised of structured notes with two different counterparties in amounts totaling $77.8 million and $15.0 million, respectively. The individual agreements take the form of term repurchase agreements with maturities beginning in 2014 and final maturities in 2018. The fair value of the securities collateralizing the reverse repos at December 31, 2011 was $122.1 million. The market value of the debt and certain other collateral requirements exceeded the principal balance outstanding by $15.3 million.

The agreements with the counterparty of the $77.8 million reverse repo contain default conditions which if triggered would materially impact the Bank’s capital and results of operations. In the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the OCC the counterparty has the option to terminate the reverse repo agreements at the market rate of the debt. As of December 31, 2011 the market rate of the debt exceeded the principal balance outstanding by $12.5 million.

Information concerning securities sold under agreements to repurchase as of December 31, 2011 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.16%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.10%
Weighted average maturity (months)	54

Federal Home Loan Bank advances. FHLB advances of $135.0 million had a weighted-average maturity of 55 months and a weighted-average rate of 3.88% at December 31, 2011. The $15.0 million decrease in FHLB borrowings at December 31, 2011 as compared to December 31, 2010 was due to repayments of $181.0 million offset by additional borrowings of $166.0 million. The Company expects to continue to utilize FHLB advances to manage both short- and long-term liquidity needs to the extent it has borrowing capacity, needs funding and the interest expense of FHLB advances is attractive compared to deposits and other alternative sources of funds.

Other borrowings. Other borrowings were $0 and $5.0 million at December 31, 2011 and 2010, respectively. The Company borrowed $5.0 million, at a market rate, from another financial institution in June 2010 secured by shares of Atlantic Coast Federal Corporation’s common stock owned by Atlantic Coast Federal, MHC. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second step conversion and offering in February 2011.

Stockholders’ Equity

Stockholders’ equity increased by approximately $1.5 million to $46.3 million at December 31, 2011 from $44.8 million at December 31, 2010 due to the completion of the second step conversion and offering, which was nearly offset by the net loss of $10.3 million for the year ended December 30, 2011 and a decrease in accumulated other comprehensive income of $1.8 million.

On February 3, 2011, the second step conversion of Atlantic Coast Federal, MHC into the stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. $5.0 million of the proceeds was also used to repay the other borrowings described above.

During 2009 and 2010, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio increased to 5.87% at December 31, 2011, from 5.41% at December 31, 2010. Atlantic Coast Bank continued to be in excess of all minimum regulatory capital requirements, and is considered “well capitalized” under those formulas. However, as of December 31, 2011, the Bank was not in compliance with the Individual Minimum Capital Requirement (IMCR) agreed to by the Bank with the Office of Thrift Supervision on May 13, 2011. Under the IMCR, the Bank agreed to achieve a Tier 1 leverage ratio of 7.0% as of September 30, 2011, and maintain such ratio for future quarters. Total risk-based capital to risk-weighted assets was 10.9%, Tier 1 capital to risk-weighted assets was 9.7%, and Tier 1 capital to adjusted total assets (Tier 1 leverage ratio) was 5.8% at December 31, 2011, respectively. These ratios as of December 31, 2010 were 10.1%, 8.8% and 5.5%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010.

General. The Company’s net loss for the year ended December 31, 2011, was $10.3 million, as compared to a net loss of $14.2 million for the year ended December 31, 2010. The decreased net loss of $3.9 million was primarily due to the $5.8 million decrease in our provision for loan losses as a result of lower net charge-offs. The provision for loan losses was $15.4 million in 2011, a decrease of 27.5% from $21.2 million in 2010. Net interest income decreased 9.0%, or $2.1 million for the year ended December 31, 2011 to $21.5 million, as compared to 2010, due to the decrease in average balances of interest-earning assets as a result of the Company’s capital preservation plan, as well as a decrease in average yield of interest-earning assets. Non-interest income for the year ended December 31, 2011 increased by 35.9% to $11.2 million, as compared to $8.3 million in 2010, due primarily to higher gains on sales of available-for-sale securities and loans as well as lower other-than-temporary impairment charges on available-for-sale securities. Non-interest expense increased 12.8% to $28.1 million in 2011 from $24.9 million for the year ended December 31, 2010 primarily due to increased expenses associated with our mortgage banking and small business lending platforms.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2011 and 2010. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	For the year ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable (1)	$585,918	$33,675	5.75%	$625,947	$37,419	5.98%
Securities (2)	144,912	4,485	3.09%	191,911	7,260	3.78%
Other interest-earning assets (3)	29,960	121	0.40%	28,835	176	0.61%

Total interest-earning assets	760,790	38,281	5.03%	846,693	44,855	5.30%
Non-interest-earning assets	46,995			51,413
Total assets	$807,785			$898,106

INTEREST-BEARING LIABILITIES
Savings deposits	$69,420	430	0.62%	$49,438	327	0.66%
Interest on interest-bearing demand	74,716	820	1.10%	76,829	1,107	1.44%
Money market accounts	119,062	887	0.74%	123,447	1,356	1.10%
Time deposits	207,167	4,041	1.95%	283,240	7,214	2.55%
Federal Home Loan Bank advances	146,841	5,576	3.80%	172,500	6,198	3.59%
Other borrowings	537	216	40.22%	3,672	318	8.66%
Securities sold under agreements to repurchase	92,800	4,786	5.16%	92,800	4,672	5.03%

Total interest-bearing liabilities	710,543	16,756	2.36%	801,926	21,192	2.64%
Non-interest-bearing liabilities	43,779			41,262
Total liabilities	754,322			843,188
Stockholders' equity	53,463			54,918
Total liabilities and stockholders' equity	$807,785			$898,106

Net interest income		$21,525			$23,663
Net interest spread			2.67%			2.66%
Net earning assets	$50,247			$44,767
Net interest margin (4)			2.83%			2.79%
Average interest-earning assets to average interest-bearing liabilities		107.07%			105.58%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2011, as compared to 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	2011 vs. 2010
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(2,335)	$(1,409)	$(3,744)
Securities	(1,595)	(1,181)	(2,776)
Other interest-earning assets	7	(61)	(54)
Total interest-earning assets	(3,923)	(2,651)	(6,574)

INTEREST-BEARING LIABILITIES
Savings deposits	125	(22)	103
Interest bearing demand accounts	(29)	(258)	(287)
Money market accounts	(47)	(422)	(469)
Time deposits	(1,695)	(1,478)	(3,173)
Federal Home Loan Bank advances	(960)	338	(622)
Other borrowings	(459)	357	(102)
Securities sold under agreements to repurchase	-	114	114
Total interest-bearing liabilities	(3,065)	(1,371)	(4,436)

Net interest income	$(858)	$(1,280)	$(2,138)

Interest income. Interest income decreased to $38.3 million for the year ended December 31, 2011 from $44.9 million for the year ended December 31, 2010. As shown in the table above the decrease in interest income for the year ended December 31, 2011, as compared to 2010, was primarily due to both a decrease in average balances of interest-earning assets of $139.9 million as well as a decrease in average yield of 27 basis points. The decline in interest income earned on loans was due to payoffs on higher rate one-to-four family residential loans as borrowers refinanced at historically low rates. Proceeds from payoffs on one-to-four family loans were primarily re-invested in loans held for sale, which yielded approximately 5.26% during the year ended December 31, 2011. The decrease in average outstanding balances of one-to-four family real estate loans for the year ended December 31, 2011, as compared to 2010, accounted for substantially all of the total $40.0 million decrease in average loan balances.

Interest income in 2011 from securities decreased by approximately $2.8 million due to a $47.0 million decline in average balances, as well as a 69 basis point decrease in average yields on purchases of new securities.

Our interest income could continue to decrease in the near-term due to continued low interest rates and limited loan growth.

Interest expense. Interest expense decreased to $16.8 million for the year ended December 31, 2011 from $21.2 million for the year ended December 31, 2010. The decrease in interest expense for the year ended December 31, 2011, as compared to 2010, was primarily due to the lower average balances of interest-bearing liabilities which decreased by $91.4 million as well as lower interest rates paid on average outstanding balances of deposit accounts. During the year ended December 31, 2011, the Federal Reserve Board maintained the target rate for Federal Funds borrowings at 0.25%. In general, this has led to rate decreases on interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified. During 2011 the Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The average cost on interest-bearing liabilities declined 28 basis points to 2.36% in 2011 from 2.64% in 2010.

The Bank has $227.8 million in long-term borrowings with the earliest maturities beginning in 2013 and final maturities occurring in 2018. The weighted average rate of the long-term borrowings as of December 31, 2011 was 4.32%, and accounted for approximately 62% of interest expense for the year ended December 31, 2011. Given the announced intentions of the Federal Reserve Bank to hold interest rates at their current levels until 2014, the long term borrowings are expected to have a negative impact to our net interest margin.

Net interest income. Net interest income decreased to $21.5 million for the year ended December 31, 2011 from $23.7 million for the year ended December 31, 2010, primarily due to the decrease in interest expense. Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, increased 1 basis point to 2.67% for the year ended December 31, 2011 as compared to 2.66% for 2010. For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets increased 4 basis points to 2.83% in 2011 from 2.79% for 2010. Management expects the interest rate environment to remain at its present level for the next 12 - 18 months, resulting in lower yields earned on interest-earning assets. However, future reduction in deposit costs are likely to be less and therefore, considering the fixed rate cost of the borrowings, net interest income is expected to continue to decrease in 2012.

Provision for loan losses. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance for loan losses based on all known and inherent losses that are both probable and can be reasonably estimated. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions and changes in borrower situations. In addition, the Office of the Comptroller of the Currency, as an integral part of their examination process, periodically review the allowance for loan losses and may require additional provisions based on their judgment of information available to them at the time of their examination.

Provisions for loan losses of $15.4 million and $21.2 million were made during the years ended December 31, 2011 and 2010, respectively. The decrease in provision for loan losses in 2011 as compared to 2010 was primarily due to lower charge-offs on one-to-four family residential and commercial construction loans, partially offset by increased provision for increasing non-performing loans.

For the years ended December 31, 2011 and 2010, net charge-offs were $13.2 million and $21.7 million, respectively.

Non-interest income. The components of non-interest income for the years ended December 31, 2011 and 2010 were as follows:

			Increase (Decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,765	$3,935	$(170)	-4.3%
Gain on sale of loans held for sale	1,784	981	803	81.9%
Loss on sale of loans	(14)	(24)	10	-41.7%
Gain on sale of available for sale securities	3,388	1,654	1,734	104.8%
Other-than-temporary impairment loss:
Total impairment loss	(234)	(1,671)	1,437	86.0%
Loss recognized in other comprehensive income	48	1,248	(1,200)	-96.2%
Net impairment loss recognized in earnings	(186)	(423)	237	56.0%
Interchange fees	1,400	940	460	48.9%
Bank owned life insurance earnings	674	773	(99)	-12.8%
Other	421	426 (5)		-1.2%
	$11,232	$8,262	$2,970	35.9%

Non-interest income for the year ended December 30, 2011, increased $3.0 million to $11.2 million from $8.3 million for 2010. The increase of $1.7 million in gain on sale of available-for-sale securities was primarily due to higher sales volume, as the Company took advantage of declining long-term interest rates in the third quarter of 2011 and sold mortgage-backed securities in advance of anticipated prepayment acceleration, resulting in a gain of $3.2 million. The Company recorded other-than-temporary impairment (OTTI) charges of $186,000 during 2011 as compared to $423,000 during 2010, resulting in an improvement of approximately $237,000.

The increased gain on sales of loans held for sale of $803,000 was primarily the result of the expansion of our small business lending operations which accounted for $532,000, or approximately 66% of the increased gain on sale of loans. The Company recorded gains of $1.8 million on loan sales of $726.1 million for the year ended December 31, 2011 as compared to $981,000 on loan sales of $402.8 million for the year ended December 31, 2010.

Interchange fees increased as a result of higher volume associated with our interest-bearing rewards checking program.

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2011 and 2010 were as follows:

			Increase (Decrease)
	2011	2010	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$11,256	$10,680	$576	5.4%
Supplemental executive retirement plans	822	-	822	-%
Occupancy and equipment	2,311	2,202	109	5.0%
FDIC insurance premiums	1,199	1,629	(430)	-26.4%
Foreclosed assets, net	998	754	244	32.4%
Data processing	1,579	1,381	198	14.3%
Outside professional services	2,444	1,620	824	50.9%
Collection expense and repossessed asset losses	2,454	1,829	625	34.2%
Other	5,022	4,796	226	4.7%

	$28,085	$24,891	$3,194	12.8%

Non-interest expense increased $3.2 million to $28.1 million for the year ended December 31, 2011 from $24.9 million for the year ended December 31, 2010. Components of the increase included higher compensation and benefits expense, increased expenses of loan collections and higher outside professional services expense. The year ended December 31, 2011, included higher compensation expenses related to the expansion of our mortgage banking and small business lending groups of $1.8 million. Included in compensation and benefit expense for the year ended December 31, 2011 was a non-recurring expense of approximately $800,000 for the partial restoration of certain supplemental executive retirement plans (SERP) that partially vested as a result of the completion of the second step conversion in the first quarter of 2011. Compensation and benefits expense decreased $1.2 million excluding the increases related to mortgage banking, small business lending and the partial SERP vesting. During the second quarter of 2011 the Company reduced mortgage banking management positions and closed three under-performing mortgage origination offices, the impact of this change began to be fully realized beginning in the third quarter of 2011.

Management expects non-interest expenses will continue at elevated levels primarily as a result of the expansion of new business initiatives and the costs associated with increased collection and foreclosure activities as a result of the extended time involved in the foreclosure process in Florida.

Income tax expense. Income tax (benefit) expense was ($424,000) and $0 for the years ended December 31, 2011 and 2010, respectively. The 2011 income tax benefit was the result of the Company filing an amended income tax return for the 2008 tax year.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009.

General. The Company’s net loss for the year ended December 31, 2010, was $14.2 million, as compared to a net loss of $29.3 million for the year ended December 31, 2009. The decreased net loss was primarily due to the improvement in our net interest margin which resulted in a $1.9 million increase in net interest income, a $3.6 million decrease in our provision for loan losses, a decrease in other-than-temporary impairment (OTTI) expense for investment securities of $4.0 million. In addition, the results of operations in 2010 were not affected by one time charges in 2009 consisting of the establishment of a 100% valuation allowance for federal deferred tax assets, and the loss from impairment of goodwill which collectively decreased our net loss in 2010 as compared to 2009 by approximately $15.1 million. Net interest income increased 8.6%, or $1.9 million in the year ended December 31, 2010 to $23.7 million, as compared to 2009, as the decrease in rates paid on interest-bearing liabilities more than exceeded the reduced interest income on interest-earning assets. The provision for loan losses was $21.2 million in 2010, a decrease of 14.6% from $24.9 million in 2009. Non-interest income for the year ended December 31, 2010 increased by 98.2% to $8.3 million, as compared to $4.2 million in 2009, due primarily to lower other-than-temporary impairment charges on available-for-sale securities. Non-interest expense increased 2.4% to $24.9 million in 2010 from $24.3 million for the year ended December 31, 2009. Income tax expense decreased due to a one-time non-cash charge in 2009 to establish a 100% valuation allowance for the Company's deferred tax asset.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The table on the following page sets forth certain information for the years ended December 31, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the year ended December 31,
	2010			2009
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable (1)	$625,947	$37,419	5.98%	$700,359	$40,726	5.82%
Securities (2)	191,911	7,260	3.78%	171,205	7,849	4.58%
Other interest-earning assets (3)	28,835	176	0.61%	48,106	143	0.30%

Total interest-earning assets	846,694	44,855	5.30%	919,670	48,718	5.30%
Non-interest-earning assets	51,412			55,473
Total assets	$898,106			$975,143

INTEREST-BEARING LIABILITIES
Savings deposits	$49,438	327	0.66%	$34,496	132	0.38%
Interest on interest-bearing demand	76,829	1,107	1.44%	75,513	1,434	1.90%
Money market accounts	123,447	1,356	1.10%	140,090	2,363	1.69%
Time deposits	283,240	7,214	2.55%	328,773	11,992	3.65%
Federal Home Loan Bank advances	172,500	6,198	3.59%	180,316	6,767	3.75%
Other borrowings	3,672	318	8.66%	191	10	5.24%
Securities sold under agreements to repurchase	92,800	4,672	5.03%	92,800	4,237	4.57%

Total interest-bearing liabilities	801,926	21,192	2.64%	852,179	26,935	3.16%
Non-interest-bearing liabilities	41,262			46,577
Total liabilities	843,188			898,756
Stockholders' equity	54,918			76,387
Total liabilities and stockholders' equity	$898,106			$975,143

Net interest income		$23,663			$21,783
Net interest spread			2.66%			2.14%
Net earning assets	$44,768			$67,491
Net interest margin (4)			2.79%			2.37%
Average interest-earning assets to average interest-bearing liabilities		105.58%			107.92%

(1)	Calculated net of deferred loan fees and loss reserve. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

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

	2010 vs. 2009
	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(4,423)	$1,116	$(3,307)
Securities	881	(1,470)	(589)
Other interest-earning assets	(74)	107	33
Total interest-earning assets	(3,616)	(247)	(3,863)

INTEREST-BEARING LIABILITIES
Savings deposits	73	122	195
Interest bearing demand accounts	25	(351)	(326)
Money market accounts	(256)	(751)	(1,007)
Time deposits	(1,503)	(3,276)	(4,779)
Federal Home Loan Bank advances	(287)	(282)	(569)
Other borrowings	298	10	308
Securities sold under agreements to repurchase	-	435	435
Total interest-bearing liabilities	(1,650)	(4,093)	(5,743)

Net interest income	$(1,966)	$3,846	$1,880

Interest income. Interest income decreased to $44.9 million for the year ended December 31, 2010 from $48.7 million for the year ended December 31, 2009. As shown in the table above the decrease in interest income for the year ended December 31, 2010, as compared to 2009, was primarily due to a decrease in average balances of interest-earning assets. The decline of interest income earned on loans was due to payoffs on higher rate one-to-four family loans as borrowers refinanced at historically low rates. The decrease in average outstanding balances of one-to-four family real estate loans for the year ended December 31, 2010, as compared to 2009, accounted for the majority of the total $74.4 million decrease in average loan balances.

Interest income earned in 2010 from securities decreased by approximately $600,000 due to an 80 basis point decrease in average rates on new purchases of comparable securities, which was partially offset by higher average outstanding balances as a result of reinvesting liquidity from loan pay-offs securities.

Interest expense. Interest expense decreased to $21.2 million for the year ended December 31, 2010 from $26.9 million for the year ended December 31, 2009. The decrease in interest expense for the year ended December 31, 2010, as compared to 2009, was primarily due to lower interest rates paid on average outstanding balances of deposit accounts and FHLB advances as well as the lower average balances of these interest-bearing liabilities which decreased by $50.3 million. During the year ended December 31, 2010, the Federal Reserve Board maintained the target rate for Federal Funds borrowings at 0.25%. In general, this led to rate decreases on interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified. During 2010 the Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The average cost on interest-bearing liabilities declined 52 basis points to 2.64% in 2010 from 3.16% in 2009.

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

Provision for loan losses of $21.2 million and $24.9 million were made during the years ended December 31, 2010 and 2009, respectively. The decrease in provision for loan losses in 2010 as compared to 2009 was primarily due to a one-time $2.0 million additional provision in 2009 resulting from a settlement agreement with an on-going third-party originator whereby the Company assumed responsibility for credit losses on a pool of loans as well as the $67.2 million decrease in the balance of portfolio loans. For the years ended December 31, 2010 and 2009, net charge-offs were $21.7 million.

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
Other-than-temporary impairment loss:
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

The decrease in loss on sale of loans for the year ended December 31, 2010 as compared to 2009, results from bulk sales of non-performing one-to-four family residential loans through a third party national sales advisor. This approach is occasionally used when management believes it will reduce ongoing collection costs and, ultimately, result in the least cost to the Bank. The Bank incurred losses of $1.3 million on such sales in 2009.

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees.

Non-interest expense. The components of non-interest expense for the years ended December 31, 2010 and 2009 were as follows:

			Increase (Decrease)
	2010	2009	Dollars	Percentage
	(Dollars in Thousands)

Compensation and benefits	$10,680	$10,381	$299	2.9%
Supplemental executive retirement plans	-	(2,684)	2,684	-
Occupancy and equipment	2,202	2,548	(346)	-13.6%
FDIC insurance premiums	1,629	1,839	(210)	-11.4%
Foreclosed assets, net	754	1,488	(734)	-49.3%
Data processing	1,381	1,030	351	34.1%
Outside professional services	1,620	1,913	(293)	-15.3%
Collection expense and repossessed
asset losses	1,829	1,193	636	53.3%
Goodwill impairment	-	2,811	(2,811)	-
Other	4,796	3,781	1,015	26.8%

	$24,891	$24,300	$(2,093)	-8.6%

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

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Financial Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in borrowings, deposit accounts and cash flows from loan payments and securities sales. The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds. In addition held-for-sale loans, principally warehouse loans, repay rapidly with an average duration of less than 30 days, with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

In addition to these primary sources of funds, management has several contingent liquidity sources available to meet potential funding requirements. As of December 31, 2011, and December 31, 2010 the Company had additional borrowing capacity of $63.8 million and $56.4 million, respectively, with the FHLB of Atlanta. Subsequent to year-end, the Company’s borrowing capacity was reduced by approximately $30.0 million following a FHLB of Atlanta credit and collateral review. The Company also maintains a secured line of credit with the Federal Reserve Bank and at December 31, 2011 and 2010 the borrowing capacity was $48.9 million and $37.1 million, respectively. Unpledged marketable investment securities were approximately $4.8 million as of December 31, 2011. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing to meet funding needs at interest rates equal to or less than local market rates.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition, the Bank’s agreements for sales of securities under agreements to repurchase (“reverse repo”) which total $92.8 million have collateral requirements in excess of the debt, this limiting the amount of investment securities available to meet liquidity needs.

During 2011, cash and cash equivalents increased $32.5 million from $8.6 million as of December 31, 2010, to $41.0 million as of December 31, 2011. Cash from investing activities of $65.0 million was more than cash used for operating activities of $5.8 million and cash used for financing activities of $26.7 million. Primary sources of cash were from proceeds from sales of securities available-for-sale of $140.4 million, proceeds from maturities and payments of available-for-sale securities of $37.0 million, proceeds from the sale of stock in the second step conversion and offering of $13.7 million, proceeds from the surrender of BOLI of $9.0 million and proceeds from the sale of other real estate owned of $5.9 million. Primary uses of cash included purchases of available-for-sale securities of $155.1 million, net decreases in deposits of $20.1 million and net decreases in FHLB advances of $15.0 million. (See Capital Resources below.)

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

	December 31, 2011
	Less Than 1 Year	1 Through 3 Years	4 Through 5 Years	More Than 5 Years	Total
	(Dollars in Thousands)
FHLB advances	$-	$45,000	$85,000	$5,000	$135,000
Operating leases (premises)	338	355	340	191	1,225
Borrowings and operating leases	338	45,355	85,340	5,191	136,225

Undisbursed portion of loans closed					1,671
Unused lines of credit					56,974
Total loan commitments					58,645
Loan purchase commitment					-
Security repurchase commitment	92,800	-	-	-	92,800
Total purchase commitments	-	-	-	-	-
Total contractual obligations and loan commitments	$93,138	$45,355	$85,340	$5,191	$287,670

Capital Resources

At December 31, 2011, stockholders’ equity totaled $46.3 million. During 2011 the Company’s Board of Directors declared no regular quarterly dividends. The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements.

As of December 31, 2011 Atlantic Coast Financial Corporation held no treasury stock. The Company suspended its repurchase program in March 2009. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements. Under Federal Reserve regulations, Atlantic Coast Financial Corporation cannot repurchase shares for one year following its second step conversion.

Management monitors the capital levels of Atlantic Coast Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. Atlantic Coast Bank is required by the OCC to meet minimum capital adequacy requirements. Atlantic Coast Bank’s actual and required levels of capital as reported to the OCC at December 31, 2011, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
As of December 31, 2011
Total capital (to risk-weighted assets)	$52.0	10.9%	$38.1	8.0%	$47.7	10.0%
Tier 1 (core) capital (to risk-weighted assets)	$46.0	9.7%	$19.1	4.0%	$28.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	$46.0	5.8%	$31.6	4.0%	$39.5	5.0%

As described in “Item 1A Risk Factors” and “Item 1 Business - Supervision and Regulation”, the Company entered into a supervisory agreement with the Office of Thrift Supervision dated December 10, 2010, and in a separate agreement the OTS imposed an Individual Minimum Capital Requirement for the Bank of 7% Tier 1 core capital by September 30, 2011. The Bank was not in compliance with this requirement as of December 31, 2011. The impact of these agreements may have a material effect on the Company’s liquidity, capital resources or operations.

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets and our profitability, management believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

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

The Asset/Liability Committee generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations. The Asset/Liability Committee recommends appropriate strategy changes based on this review. The Asset/Liability Committee is responsible for reviewing and reporting the effects of policy implementations and strategies to the board of directors at least quarterly.

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

At December 31, 2011
						Net Interest Income
		Estimated (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)			Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Amount	Percent
	(In thousands)
+300	$36,201	$(3,203)	(8.1)%	4.77%	(6)	$20,975	$175	0.84%
+200	42,506	3,102	7.9%	5.45%	62	20,976	176	0.85%
+100	43,213	3,809	9.7%	5.41%	58	20,888	88	0.42%
0	39,404	—	—	4.83%	—	20,800	—	—
-100	31,796	(7,608)	(19.3)%	3.85%	(98)	20,647	(153)	(0.74)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	PV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities. Accordingly, although interest rate-risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Coast Federal Corporation

We have audited the accompanying consolidated balance sheets of Atlantic Coast Federal Corporation and its subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Jacksonville, Florida

March 28, 2012

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Atlantic Coast Federal Corporation

Waycross, Georgia

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Atlantic Coast Federal Corporation for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Atlantic Coast Federal Corporation for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Brentwood, Tennessee

March 31, 2010

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in Thousands, Except Share Information)

	2011	2010
ASSETS
Cash and due from financial institutions	$8,696	$4,072
Short-term interest-earning deposits	32,321	4,478
Total cash and cash equivalents	41,017	8,550
Securities available for sale	126,821	149,090
Loans held for sale	61,619	49,318
Loans, net of allowance of $15,526 in 2011 and $13,344 in 2010	505,707	549,752
Federal Home Loan Bank stock, at cost	9,600	10,158
Land, premises and equipment, net	14,954	15,857
Bank owned life insurance	15,320	23,578
Other real estate owned	5,839	9,940
Accrued interest receivable	2,443	2,842
Other assets	5,647	8,357

Total assets	$788,967	$827,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$34,586	$35,941
Interest-bearing demand	76,811	71,710
Savings and money market	199,334	181,788
Time	197,680	239,058
Total deposits	508,411	528,497
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	135,000	150,000
Other borrowings	-	5,000
Accrued expenses and other liabilities	6,462	6,354
Total liabilities	742,673	782,651

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 25,000,000 shares authorized at December 31, 2011, 2,000,000 shares authorized at December 31, 2010, none issued	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, shares issued 2,629,061 at December 31, 2011; 18,000,000 shares authorized, shares issued 14,813,469 at December 31, 2010	26	148
Additional paid in capital	56,186	61,406
Common stock held by:
Employee stock ownership plan (ESOP) shares of 91,017 at December 31, 2011 and 139,656 at December 31, 2010	(1,977)	(1,397)
Benefit plans	(351)	(88)
Retained earnings (deficit)	(7,706)	2,581
Accumulated other comprehensive income related to AFS securities	116	689
Accumulated other comprehensive income related to OTTI non credit issues	-	1,252
Treasury stock, at cost, 0 shares at December 31, 2011 and 1,398,503 at December 31, 2010	-	(19,800)
Total stockholders' equity	46,294	44,791

Total liabilities and stockholders' equity	$788,967	$827,442

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands, Except Share Information)

	2011	2010	2009
Interest and dividend income
Loans, including fees	$33,675	$37,419	$40,726
Securities and interest-earning deposits in other financial institutions	4,606	7,436	7,992
	38,281	44,855	48,718

Interest expense
Deposits	6,178	10,004	15,921
Federal Home Loan Bank advances	5,576	6,198	6,767
Securities sold under agreements to repurchase	4,786	4,672	4,237
Other borrowings	216	318	10
	16,756	21,192	26,935

Net interest income	21,525	23,663	21,783

Provision for loan losses	15,383	21,230	24,873

Net interest income (loss) after provision for loan losses	6,142	2,433	(3,090)

Noninterest income
Service charges and fees	3,765	3,935	4,245
Gain on sale of loans held for sale	1,784	981	708
Loss on sale of portfolio loans	(14)	(24)	(1,317)
Gain on sale of securities available for sale	3,388	1,654	383
Other than temporary impairment loss:
Total impairment loss	(234)	(1,671)	(4,471)
Portion of loss recognized in other comprehensive income	48	1,244	4
Reclassification from other comprehensive income	-	4	-
Net impairment loss recognized in earnings	(186)	(423)	(4,467)
Interchange fees	1,400	940	916
Bank owned life insurance earnings	674	773	632
Other	421	426	3,065
	11,232	8,262	4,165
Noninterest expense
Compensation and benefits	11,256	10,680	10,381
Supplemental executive retirement plans	822	-	(2,684)
Occupancy and equipment	2,311	2,202	2,548
FDIC insurance premiums	1,199	1,629	1,839
Foreclosed assets, net	998	754	1,488
Data processing	1,579	1,381	1,030
Outside professional services	2,444	1,620	1,913
Collection expense and repossessed asset losses	2,454	1,829	1,193
Goodwill impairment	-	-	2,811
Other	5,022	4,796	3,781
	28,085	24,891	24,300

Loss before income tax (benefit) expense	(10,711)	(14,196)	(23,225)

Income tax (benefit) expense	(424)	-	6,110
Net loss	$(10,287)	$(14,196)	$(29,335)

Loss per common share:
Basic	$(4.13)	$(5.51)	$(11.42)
Diluted	$(4.13)	$(5.51)	$(11.42)

Dividends declared per common share	$-	$-	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands, Except Share Information)

				COMMON STOCK		ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	HELD BY BENEFIT PLANS	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2009	$148	$60,061	$(2,328)	$(45)	$46,201	$(308)	$(19,769)	$83,960
ESOP shares earned, 46,552 shares	-	(236)	466	-	-	-	-	230
Management restricted stock expense, 78,256 shares	-	647	-	-	-	-	-	647
Stock options expense	-	314	-	-	-	-	-	314
Directors deferred compensation	-	11	-	(11)	-	-		-
Capital contribution by parent	-	400	-	-	-	-	-	400
Cash dividends declared ($0.10 per share)	-	-	-	-	(89)	-	-	(89)
Shares relinquished	-	28	-		-	-	(45)	(17)
Treasury stock purchased at cost	-	-	-	-	-	-	(29)	(29)
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(29,335)	-	-	(29,335)
Other comprehensive income (loss)				-
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	-	456	-	456
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	-	4	-	4
Total comprehensive income (loss)	-	-	-		(29,335)	460	-	(28,875)

Balance at December 31, 2009	$148	$61,225	$(1,862)	$(56)	$16,777	$152	$(19,843)	$56,541

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands, Except Share Information)

				COMMON STOCK		ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	HELD BY BENEFIT PLANS	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2010	$148	$61,225	$(1,862)	$(56)	$16,777	$152	$(19,843)	$56,541
ESOP shares earned, 46,552 shares	-	(365)	465	-	-	-	-	100
Management restricted stock expense, 78,256 shares	-	387	-	-	-	-	-	387
Stock options expense	-	226	-	-	-	-	-	226
Directors deferred compensation	-	32	-	(32)	-	-	-	-
Management restricted stock granted	-	(99)	-	-	-	-	99	-
Shares relinquished	-	-	-	-	-	-	(21)	(21)
Treasury stock purchased at cost	-	-	-		-	-	(35)	(35)
Comprehensive income (loss):				-
Net income (loss)	-	-	-		(14,196)	-	-	(14,196)
Other comprehensive income (loss)				-
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	-	541	-	541
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	-	1,248	-	1,248
Total comprehensive income (loss)	-	-	-	-	(14,196)	1,789	-	(12,407)

Balance at December 31, 2010	$148	$61,406	$(1,397)	$(88)	$2,581	$1,941	$(19,800)	$44,791

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(Dollars in Thousands, Except Share Information)

				COMMON STOCK		ACCUMULATED
	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	UNEARNED ESOP SHARES	HELD BY BENEFIT PLANS	RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at January 1, 2011	$148	$61,406	$(1,397)	$(88)	$2,581	$1,941	$(19,800)	$44,791
Second step conversion and offering	(122)	(5,249)	(684)	(1)	-	-	19,800	13,744
ESOP shares earned, 4,790 shares	-	(75)	104	-	-	-	-	29
Management restricted stock expense, 1,993 shares	-	106	-	-	-	-	-	106
Stock options expense	-	60	-	-	-	-	-	60
Directors deferred compensation	-	(55)	-	-	-	-	-	(55)
Shares purchased for SERP by Rabbi Trust	-	(7)	-	(262)	-	-	-	(269)
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(10,287)	-	-	(10,287)
Other comprehensive income (loss)
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	-	(573)	-	(573)
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net of reclassification and taxes	-	-	-	-	-	(1,252)	-	(1,252)
Total comprehensive income (loss)	-	-	-	-	(10,287)	(1,825)	-	(12,112)

Balance at December 31, 2011	$26	$56,186	$(1,977)	$(351)	$(7,706)	$116	$-	$46,294

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
Cash flows from operating activities
Net loss	$(10,287)	$(14,196)	$(29,335)
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	15,383	21,230	24,873
Deferred tax asset valuation allowance	-	-	15,482
Net reversal of SERP benefit liabilities	-	-	(2,684)
Gain on sale of loans held for sale	(1,784)	(981)	(708)
Loss on sale of portfolio loans	14	24	1,317
Loans purchased / originated for sale	(741,143)	(442,193)	(87,981)
Proceeds from loan sales	726,177	402,846	80,353
Proceeds from SBA loan sales	3,421	-	-
Foreclosed assets, net	998	754	1,488
Gain on sale of securities available for sale	(3,388)	(1,654)	(383)
Other than temporary impairment charge	186	423	4,467
Loss (gain) on disposal of premises and equipment	44	(8)	(669)
Goodwill impairment charge	-	-	2,811
ESOP compensation expense	29	100	230
Share-based compensation expense	166	613	961
Accretion of discounts on securities and loans	795	1,570	1,067
Depreciation expense	1,073	1,038	1,092
Net change in accrued interest receivable	399	418	673
Net change in cash surrender value of bank owned life insurance	(727)	(773)	(633)
Net change in other assets	2,709	1,723	(12,652)
Net change in accrued expenses and other liabilities	107	473	(1,307)
Net cash from operating activities	(5,828)	(28,593)	(1,538)

Cash flows from investing activities
Proceeds from maturities and payments of securities available for sale	37,022	84,593	53,079
Proceeds from the sales of securities available for sale	140,399	50,447	52,917
Purchase of securities available for sale	(155,050)	(104,638)	(140,523)
Portfolio loans purchased	-	(2,420)	-
Proceeds from sale of portfolio loans	1,168	25,861	16,021
Net change in portfolio loans	26,223	11,412	79,233
Expenditures on premises and equipment	(214)	(881)	(728)
Proceeds from surrender of BOLI	8,986	-	-
Proceeds from sales of premises and equipment	-	9	852
Proceeds from the sale of other real estate owned	5,869	2,648	2,653
Redemption / (purchase) of FHLB stock	558	(135)	(27)
Net cash from investing activities	64,961	66,896	63,477

(Continued)

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
Cash flows from financing activities
Net decrease in deposits	$(20,086)	$(26,947)	$(28,169)
Net decrease in deposits from sale of branch	-	-	(40,993)
Proceeds from FHLB advances	166,000	121,500	65,000
Repayment of FHLB advances	(181,000)	(154,194)	(67,156)
Proceeds from other borrowings	3,309	5,000	12,200
Repayment of other borrowings	(8,309)	(12,200)	-
Proceeds from sale of stock in second-step conversion and offering	13,744	-	-
Capital contribution from parent	-	-	400
Treasury stock repurchased	-	(35)	(29)
Share based compensation items	-	(21)	(17)
SERP distributions	(55)	-	-
Purchase of shares for Rabbi Trust	(269)	-	-
Dividends paid	-	-	(89)
Net cash from financing activities	(26,666)	(66,897)	(58,853)

Net change in cash and cash equivalents	32,467	(28,594)	3,086

Cash and equivalents beginning of period	8,550	37,144	34,058

Cash and equivalents at end of period	$41,017	$8,550	$37,144

Supplemental information:
Interest paid	$16,789	$21,334	$27,058
Income tax (refund)/paid	-	15	(4,518)

Supplemental noncash disclosures:
Loans transferred to other real estate	$2,766	$8,314	$5,836
Loans transferred from held for sale to loans, net	$4,449	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation: It should be noted the accompanying consolidated financial statements include Atlantic Coast Financial Corporation and its wholly owned subsidiary, Atlantic Coast Bank (or "the Bank") together referred to as ("the Company"). The consolidated financials also include First Community Financial Services, Inc. ("FCFS"), an inactive wholly owned subsidiary of Atlantic Coast Bank. All significant inter-company transactions and balances are eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.

On February 3, 2011, the second step conversion of Atlantic Coast Federal, MHC into a stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion, the Company sold 1,710,857 shares of common stock at $10 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan (“ESOP”). In addition, pursuant to an exchange ratio of 0.1960, the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor of the Company, for 918,324 shares of Atlantic Coast Financial Corporation common stock, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering. Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. Average shares and earnings per share for the years ended December 31, 2010 and 2009 have been restated to reflect the second step conversion and offering completed February 3, 2011. Financial information presented in this report is derived in part from the consolidated financial statements of Atlantic Coast Federal Corporation prior to February 3, 2011.

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

(Continued) 106

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Repurchase Program: The Company suspended its stock repurchase program in March 2009.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. All securities were classified as available for sale as of December 31, 2011.

Interest income from securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and are determined using the specific identification method. There were no unsettled securities transactions at December 31, 2011 and 2010.

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

(Continued) 107

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: The Bank originates and purchases one-to-four family residential mortgage loans that are held for sale in the secondary market. Loans held for sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. Sales in the secondary market are recognized when full acceptance has been received. Loans are generally sold servicing released. Loans purchased and held for sale include loans originated under the Bank’s warehouse lending program under which the Bank holds a lien position which is not released until the sale is completed and proceeds are received. Generally these loans are sold at par and are held for a short duration (usually less than 30 days) while earning interest until a sale is completed to an investor.

The Company also originates loans through the 7(a) Program and the 504 Program of the Small Business Administration (“SBA”). The 7(a) loans are guaranteed up to 75% of the loan amount up to maximum guaranty cap of $3,750,000. The Company’s average loan size is approximately $450,000. The Company typically sells the guaranteed portion of the 7(a) loan in to the secondary market at a premium, retaining the servicing of the loan. These loans are non-recourse to the lender, other than an allegation of fraud on the part of the lender.

In the 504 program the Company, the SBA and the borrower are in various lien positions. The typical structure of a 504 loan is the Bank is at a 50% loan-to-value (“LTV”), the SBA is in second position at 40% LTV, while the remaining 10% is an equity injection from the borrower.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for loan losses.

The Bank may also purchase loans that conform to our underwriting standards, principally one-to-four family residential mortgages, in the form of whole loans for interest rate risk management and portfolio diversification and to supplement our organic growth.

(Continued) 108

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method over the estimated life of the loan. Interest income includes amortization of purchase premiums or discounts on loans purchased. Premiums and discounts are amortized on the level yield-method over the estimated life of the loan.

Accrual of interest income on mortgage and commercial loans is discontinued, and the loan is placed on non-performing status at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-performing or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Loans for which the terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings ("TDRs"). TDRs are measured for impairment based upon the present value of estimated future cash flows using the loans existing rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogenous loans, such as one-to-four residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates those loans compared to prevailing interest rates at the time of restructure.

All interest accrued but not received on loans placed on non-performing status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio as of the balance sheet date. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. In the case of loans collateralized by one-to-four family residential property the loan is charged down by the expected loss amount at the time it becomes non-performing. Subsequent recoveries, if any, are credited to the allowance.

(Continued) 109

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates and assessment of risk that are susceptible to significant revision as more information becomes available. Management’s methodology for estimating the allowance for loan loss for the periods included in these financial statements is explained below.

The extended recession and the severe deterioration of real estate values over the last three years has increased the risk of loss associated with any loan collateralized by real estate. The degree of risk between loans collateralized by real estate varies according to the relative size of loans and the difficulty of obtaining possession of the collateral in order to recover its value in repayment of the loan.

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real estate loans

•	One-to-four family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. Given the rapid deterioration in the market value of residential real estate over the last several years, there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Commercial real estate loans generally have greater credit risks compared to one-to-four family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans, but are generally smaller individual loan balances than commercial real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family due the reliance on the successful operation the project. Both loan types are also more sensitive to adverse economic conditions.

(Continued) 110

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real estate construction loans

•	Real estate construction loans, including one-to-four family, commercial and acquisition and development loans, generally have greater credit risk than traditional one-to-four family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or accordance with specifications and projected costs.

Other loans

•	Home equity loans and home equity lines are similar to one-to-four family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group or borrowers. However, similar to one-to-four family residential loans, risk of loss has increased over the last several years due to deterioration of the real estate market.

•	Consumer loans often are secured by depreciating collateral, including cars and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

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

The general component of the allowance covers unimpaired loans and is based on the historical loss experience adjusted for other qualitative factors. The loan portfolio is stratified into homogeneous groups of loans that possess similar loss potential characteristics and an appropriate loss ratio adjusted for other qualitative factors is applied to the homogeneous pools of loans to estimate the incurred losses in the loan portfolio. The other qualitative factors considered by management include, but are not limited to, the following:

•	Economic trends – local and national
•	Expertise of management and staff of the Bank
•	Volumes and terms of loans
•	Current delinquency levels and trends
•	Non-performing asset levels and trends and related charge-off history

(Continued) 111

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	Changes in loan policy
•	Concentrations of credit

The specific reserve component of the allowance for loan losses generally relates to loans that have been classified as doubtful, substandard, or special mention according to the Company’s internal asset classification system of identifying problem and potential problem loans. Substandard loans include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be special mention. Risk ratings are updated any time the facts and circumstances warrant.

For loans that are also identified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors used by management to determine impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. Troubled debt restructurings (TDRs) with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties are considered impaired loans. Impairment is measured on a loan-by-loan basis for non-homogenous loans such as commercial real estate, commercial real estate construction, and commercial business loans greater than $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, including one-to-four family residential real estate loans and consumer loans, are collectively evaluated for impairment. Accordingly, consumer and one-to-four family residential real estate loans are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

(Continued) 112

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans are charged off against the Allowance for Loan Loss account when the following conditions are present:

Real estate loans

•	One-to-four family loans balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. Due to declining real estate values in our markets and the weakness of the U.S. economy in general, it is increasingly likely that impairment allowances on non-performing collateral dependent loans, particularly one-to-four family residential loans, will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance for loan losses once a property is foreclosed or a short sale occurs.

•	Commercial real estate loans and other real estate loans, including commercial land and multi-family loans, typically have specific reserves established once a loan is classified as substandard unless the collateral is adequate to cover the balance of the loan plus selling costs. Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

Real estate construction loans

•	Real estate construction loans include one-to-four family, commercial and acquisition and development loans. These loans typically have specific reserves established once a loan is classified as substandard unless the collateral is adequate to cover the balance of the loan plus selling costs. Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

Other loans

•	First lien position home equity loans are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. In the case of second lien position loans the entire loan balance is charged off. Due to declining real estate values in our markets and the deterioration of the US economy in general, it is increasingly likely that impairment allowances on non-performing collateral dependent loans, particularly one-to-four family residential loans, will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance for loan losses once a property is foreclosed or a short sale occurs.

•	Consumer loans including auto, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan. Loans with non-real estate collateral are written down to the value of the collateral, less cost to sell, when repossession of collateral has occurred.

(Continued) 113

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	Commercial loans secured by business assets, including inventory and receivables, will typically have specific reserves established once a loan is classifies as substandard. The specific reserve will be charged off once the outcomes of attempts to legally collect the collateral are known and have been exhausted.

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

Federal Home Loan Bank Stock: Atlantic Coast Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock has no quoted market value, is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of cost. Both cash and stock dividends are reported as income.

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

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Office of the Comptroller of the Currency (“OCC”) has a policy to restrict federal savings institutions from investing more than 25% of total capital in bank owned life insurance without first notifying and obtaining authorization from the OCC. The OCC is aware that as of December 31, 2011 the Bank was not in compliance with this policy.

(Continued) 114

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares as well as shares associated with other compensation plans. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Average shares and earnings per share for the years ended December 31, 2010 and 2009 have been restated to reflect the second step conversion and offering completed February 3, 2011.

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

Other intangible assets consist of non-maturity deposit intangible assets arising from branch acquisitions. Non-maturity deposit intangibles are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, ranging from 4 to 10 years.

Long-Term Assets: Premises and equipment, non-maturity deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Benefit Plans: Profit-sharing and 401k plan expense is the amount contributed as determined by Board decision. Deferred compensation plan expense is allocated over years of service.

Rabbi Trusts: Vested but unpaid benefits for the executive deferred compensation plan, director retirement plan and the supplemental executive retirement plan for certain executives is funded with the Company’s own common stock held in Rabbi Trusts. Unpaid benefits are recorded as contra accounts to stockholders’ equity at cost and are reduced as benefits are paid out by the Trustee over the terms defined by the plans.

(Continued) 115

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In connection with the second step conversion, the Company sold 1,710,857 shares of common stock at $10 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan. The Company loaned $684,000 to a trust for the ESOP, enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.

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

(Continued) 116

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company’s derivatives consist mainly of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk. All of the Company’s interest rate swaps matured during 2011. The Company does not use derivatives for trading purposes. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

Restrictions on Cash: The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve at the year-end 2011 and 2010 to meet regulatory reserve and clearing requirements.

Dividends: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

(Continued) 117

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications: Certain items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

The Company has evaluated subsequent events for recognition and disclosure through the date the Company’s financial statements were issued.

Impact of Certain Accounting Pronouncements:

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies guidance on whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The amendments in this Update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring and did not affect the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of reviewing the potential impact these provisions; however, their adoption is not expected to have a material impact to the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes stockholders’ equity. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of reviewing the potential impact these provisions; however, their adoption is not expected to have a material impact to the consolidated financial statements.

(Continued) 118

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications out of Accumulated Other Comprehensive Income. ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Presentation of Comprehensive Income. The new guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of reviewing the potential impact these provisions; however, their adoption is not expected to have a material impact to the consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011	(Dollars in Thousands)
State and municipal	$944	$28	$(42)	$930
Mortgage-backed securities residential	75,824	290	(25)	76,089
Collateralized mortgage obligations U.S. Govt.	49,937	135	(270)	49,802

	$126,705	$453	$(337)	$126,821

December 31, 2010	(Dollars in Thousands)
State and municipal	$945	$-	$(81)	$864
Mortgage-backed securities residential	41,167	947	(311)	41,803
Collateralized mortgage obligations U.S. Govt.	98,460	1,471	(242)	99,689
Collateralized mortgage obligations - other	6,577	269	(112)	6,734

	$147,149	$2,687	$(746)	$149,090

The amortized cost and fair value of debt securities segregated by contractual maturity as of December 31, 2011, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	December 31, 2011
	(Dollars in Thousands)
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	4,117	4,170
Due after ten years	461	419
Mortgage-backed securities – residential	72,190	72,430
Collateralized mortgage obligations - U.S. Government	49,937	49,802

Total	$126,705	$126,821

(Continued) 119

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

Securities pledged at year-end 2011 had a carrying value of $125.8 million; $3.6 million was pledged to secure public funds, and $122.2 million was pledged as collateral for borrowings. Securities pledged at year-end 2010 had a carrying value of $135.4 million; $3.8 million was pledged to secure public funds, and $131.6 million was pledged as collateral for borrowings. At December 31, 2011 and 2010, there were no holdings of securities of any one issuer, other than the U. S. Government-sponsored enterprises, in an amount greater than 10% of equity.

Securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2011
State and municipal	$-	$-	$419	$(42)	$419	$(42)
Mortgage-backed securities – U.S. Govt.	5,088	(25)	-	-	5,088	(25)
Collateralized mortgage obligations - U.S. Govt.	28,845	(152)	5,455	(118)	34,300	(270)

Total	$33,933	$(177)	$5,874	$(160)	$39,807	$(337)

	(Dollars in Thousands)
December 31, 2010
State and municipal	$463	$(20)	$401	$(61)	$864	$(81)
Mortgage-backed securities – U.S. Govt.	14,154	(311)	-	-	14,154	(311)
Collateralized mortgage obligations - U.S. Govt.	27,700	(242)	-	-	27,700	(242)
Collateralized mortgage obligations - other	595	(112)	-	-	595	(112)

Total	$42,912	$(685)	$401	$(61)	$43,313	$(746)

The proceeds from maturities, sales and calls of securities and the associated gains and losses are listed below:

	Years ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Proceeds	$177,421	$135,040	$105,996
Gross gains	3,706	2,923	578
Gross losses	(318)	(1,269)	(195)

Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date and are determined using the specific identification method. There were no unsettled securities transactions at December 31, 2011 and 2010.

(Continued) 120

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 2 – SECURITIES AVAILABLE FOR SALE (continued)

Other-Than-Temporary-Impairment

As of December 31, 2011, the Company’s security portfolio consisted of 33 securities, 11 of which were in an unrealized loss position. Nearly all unrealized losses are related to debt securities whose underlying collateral is residential mortgages. However, the majority of these securities were issued by government sponsored organizations as discussed below.

At December 31, 2011, approximately $125.9 million, or 99% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not likely the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

The Company recorded an expense for other-than-temporary impairment charge of approximately $186,000 and $423,000 in non-interest income on private label mortgage-backed mezzanine (support) bonds for the year ended December 31, 2011 and 2010, respectively.

The table below presents detail of other-than-temporary impairment charges recognized in earnings for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
	(Dollars in Thousands)
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	$		$		$(4,467)
Sale of securities during the period for which OTTI had been recognized		(186)		-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not the company will be required to sell prior to recovery of amortized cost basis		-		-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security		-		-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized		-		(423)	-

Total other-than-temporary impairment charges		$(186)		$(423)	$(4,467)

Interest income earned from securities exempt from federal income tax was $38,000, $38,000 and $92,000 for the years ending December 31, 2011, 2010 and 2009, respectively.

(Continued) 121

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 3 – LOANS HELD FOR SALE

Loans held for sale are comprised entirely of loans secured by one-to-four family residential residences. For the year ended December 31, 2011, the weighted average number of days outstanding of loans held for sale was 20 days.

During the year ended December 31, 2011 the Company originated approximately $97.6 million of loans internally, and purchased approximately $643.5 million of loans from third parties. During the year ended December 31, 2010 the Company originated approximately $80.4 million of loans internally, and purchased approximately $361.8 million of loans from third parties.

NOTE 4 - LOANS, NET

The following table presents a comparative composition of net loans as of December 31, 2011 and 2010:

	December 31, 2011	% of Total Loans	December 31, 2010	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$241,453	46.9%	$256,729	46.2%
Commercial	72,683	14.1%	72,048	13.0%
Other ( land and multi-family)	29,134	5.7%	29,868	5.4%
Total real estate loans	343,270	66.8%	358,645	64.5%

Real estate construction loans:
One-to-four family	2,044	0.4%	7,589	1.4%
Commercial	4,083	0.8%	5,825	1.0%
Acquisition and development	-	0.0%	1,652	0.3%
Total real estate construction loans	6,127	1.2%	15,066	2.7%

Other loans:
Home equity	74,199	14.4%	85,082	15.3%
Consumer	67,850	13.2%	75,745	13.6%
Commercial	23,181	4.5%	21,268	3.8%
Total other loans	165,230	32.0%	182,095	32.7%

Total loans	514,627	100.0%	555,806	100.0%

Allowance for loan losses	(15,526)		(13,344)
Net deferred loan costs	6,730		7,407
Premiums (discounts) on purchased loans	(124)		(117)

Loans, net	$505,707		$549,752

During the year ended December 31, 2011 the Company sold approximately $730.8 million of loans, comprised of $726.8 million of one- to four-family residential loans, $3.4 million of SBA loans and $600,000 of commercial real estate loans.

(Continued) 122

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$221,823	$3,838	$919	$14,873	$19,630	$241,453
Commercial	62,659	-	106	9,918	10,024	72,683
Other (land and multi-family)	23,361	606	1,339	3,828	5,773	29,134
Total real estate loans	307,843	4,444	2,364	28,619	35,427	343,270

Real estate construction loans:
One-to-four family	2,044	-	-	-	-	2,044
Commercial	1,721	-	-	2,362	2,362	4,083
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	3,765	-	-	2,362	2,362	6,127

Other loans:
Home equity	67,616	2,387	141	4,055	6,583	74,199
Consumer	64,784	1,563	541	962	3,066	67,850
Commercial	20,549	-	-	2,632	2,632	23,181
Total other loans	152,949	3,950	682	7,649	12,281	165,230

Total loans	$464,557	$8,394	$3,046	$38,630	$50,070	$514,627

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$241,251	$4,112	$1,565	$9,801	$15,478	$256,729
Commercial	62,163	5,709	912	3,264	9,885	72,048
Other (land and multi-family)	28,068	17	497	1,286	1,800	29,868
Total real estate loans	331,482	9,838	2,974	14,351	27,163	358,645

Real estate construction loans:
One-to-four family	7,589	-	-	-	-	7,589
Commercial	3,241	902	-	1,682	2,584	5,825
Acquisition and development	1,652	-	-	-	-	1,652
Total real estate construction loans	12,482	902	-	1,682	2,584	15,066

Other loans:
Home equity	81,648	972	59	2,403	3,434	85,082
Consumer	73,516	1,320	231	678	2,229	75,745
Commercial	18,872	2,170	-	226	2,396	21,268
Total other loans	174,036	4,462	290	3,307	8,059	182,095

Total loans	$518,000	$15,202	$3,264	$19,340	$37,806	$555,806
(Continued) 123

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of December 31, 2011:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$225,345	$16,108	$241,453
Commercial	58,445	14,238	72,683
Other (land and multi-family)	23,981	5,153	29,134
Total real estate loans	307,771	35,499	343,270

Real estate construction loans:
One-to-four family	2,044	-	2,044
Commercial	1,721	2,362	4,083
Acquisition and development	-	-	-
Total real estate construction loans	3,765	2,362	6,127

Other loans:
Home equity	70,108	4,091	74,199
Consumer	66,867	983	67,850
Commercial	19,501	3,680	23,181
Total other loans	156,476	8,754	165,230

Total loans	$468,012	$46,615	$514,627

The following table presents performing and non-performing loans by class of loans as of December 31, 2010:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$246,545	$10,184	$256,729
Commercial	64,820	7,228	72,048
Other (land and multi-family)	26,120	3,748	29,868
Total real estate loans	337,485	21,160	358,645

Real estate construction loans:
One-to-four family	7,589	-	7,589
Commercial	4,143	1,682	5,825
Acquisition and development	1,652	-	1,652
Total real estate construction loans	13,384	1,682	15,066

Other loans:
Home equity	82,679	2,403	85,082
Consumer	75,066	679	75,745
Commercial	19,067	2,201	21,268
Total other loans	176,812	5,283	182,095

Total loans	$527,681	$28,125	$555,806

(Continued) 124

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

The following table presents the recorded investment in non-performing loans by class of loans as of December 31, 2011:

	Non-performing	Loans past due 90 days or more and still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$16,108	$-
Commercial	14,238	-
Other (land and multi-family)	5,153	-
Total real estate loans	35,499	-

Real estate construction loans:
One-to-four family	-	-
Commercial	2,362	-
Acquisition and development	-	-
Total real estate construction loans	2,362	-

Other loans:
Home equity	4,091	-
Consumer	983	-
Commercial	3,680	-
Total other loans	8,754	-

Total loans	$46,615	$-

The following table presents the recorded investment in non-performing loans by class of loans as of December 31, 2010:

	Non-performing	Loans past due 90 days or more and still accruing
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$10,184	$-
Commercial	7,228	-
Other (land and multi-family)	3,748	-
Total real estate loans	21,160	-

Real estate construction loans:
One-to-four family	-	-
Commercial	1,682	-
Acquisition and development	-	-
Total real estate construction loans	1,682	-

Other loans:
Home equity	2,403	-
Consumer	679	-
Commercial	2,201	-
Total other loans	5,283	-

Total loans	$28,125	$-

(Continued) 125

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

Non-performing loans, including non-performing loans, at December 31, 2011 and 2010 were $46.6 million and $28.1 million, respectively. There were no loans over 90 days past-due and still accruing interest as of December 31, 2011 or 2010. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The Company utilizes an internal asset classification system for loans other than consumer and residential loans as a means of reporting problem and potential problem loans. Under the risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard”, and “Doubtful”. Substandard loans include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated seven, have all the weaknesses inherent in those classified Substandard with the added characteristic the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated five. Risk ratings are updated any time the facts and circumstances warrant.

The Company evaluates consumer and residential loans based on whether the loans are performing or non-performing as well as other factors. One-to-four family and home equity loan balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. In the case of second lien position loans the entire loan balance is charged off. Consumer loans including automobile, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan.

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$49,820	$8,568	$14,295	$-	$72,683
Other (land and multi-family)	25,037	432	3,665	-	29,134
Total real estate loans	74,857	9,000	17,960	-	101,817

Real estate construction loans:
Commercial	1,721	-	2,362	-	4,083
Acquisition and development	-	-	-	-	-
Total real estate construction loans	1,721	-	2,362	-	4,083

Other loans:
Commercial	19,352	-	3,829	-	23,181
Total other loans	19,352	-	3,829	-	23,181

Total loans	$95,930	$9,000	$24,151	$-	$129,081

(Continued) 126

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

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

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. See “Note 1 Summary of Significant Accounting Polices” for additional discussion.

Activity in the allowance for loan losses for the year ended December 31, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,860	$(6,005)	$483	$5,692	$6,030
Commercial	2,443	(2,274)	21	2,953	3,143
Other (land and multi-family)	1,019	(729)	36	1,212	1,538
Total real estate loans	9,322	(9,008)	540	9,857	10,711

Real estate construction loans:
One-to-four family	18	-	-	102	120
Commercial	37	-	-	(37)	-
Acquisition and development	-	-	-	-	-
Total real estate construction loans	55	-	-	65	120

Other Loans:
Home equity	1,663	(3,404)	119	4,747	3,125
Consumer	1,922	(1,471)	262	172	885
Commercial	382	(242)	3	542	685
Total other loans	3,967	(5,117)	384	5,461	4,695

Total loans	$13,344	$(14,125)	$924	$15,383	$15,526

(Continued) 127

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

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

(Continued) 128

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(Dollars in Thousands)
Allowance for loan losses:
Real estate loans:
One-to-four family	$1,514	$4,516	$6,030
Commercial	2,891	252	3,143
Other (land and multi-family)	895	643	1,538
Total real estate loans	5,300	5,411	10,711
Real estate construction loans:
One-to-four family	116	4	120
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	116	4	120
Other Loans:
Home equity	40	3,085	3,125
Consumer	154	731	885
Commercial	347	338	685
Total other loans	541	4,154	4,695
Total ending allowance balance	5,957	9,569	15,526

Loans:
Real estate loans:
One-to-four family	11,221	230,232	241,453
Commercial	19,323	53,360	72,683
Other (land and multi-family)	6,414	22,720	29,134
Total real estate loans	36,958	306,312	343,270
Real estate construction loans:
One-to-four family	455	1,589	2,044
Commercial	2,362	1,721	4,083
Acquisition and development	-	-	-
Total real estate construction loans	2,817	3,310	6,127
Other Loans:
Home equity	1,959	72,240	74,199
Consumer	319	67,531	67,850
Commercial	4,049	19,132	23,181
Total other loans	6,327	158,903	165,230
Total ending loans balance	$46,102	$468,525	$514,627
(Continued) 129

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2010:

	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
	(Dollars in Thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,263	$4,597	$5,860
Commercial	2,153	290	2,443
Other (land and multi-family)	301	718	1,019
Total real estate loans	3,717	5,605	9,322
Real estate construction loans:
One-to-four family	-	18	18
Commercial	-	37	37
Acquisition and development	-	-	-
Total real estate construction loans	-	55	55
Other Loans:
Home equity	9	1,654	1,663
Consumer	-	1,922	1,922
Commercial	149	233	382
Total other loans	158	3,809	3,967
Total ending allowance balance	$3,875	$9,469	$13,344
Loans:
Real estate loans:
One-to-four family	$15,823	$240,906	$256,729
Commercial	19,722	52,326	72,048
Other (land and multi-family)	5,137	24,731	29,868
Total real estate loans	40,682	317,963	358,645
Real estate construction loans:
One-to-four family	-	7,589	7,589
Commercial	1,682	4,143	5,825
Acquisition and development	-	1,652	1,652
Total real estate construction loans	1,682	13,384	15,066
Other Loans:
Home equity	1,709	83,373	85,082
Consumer	312	75,433	75,745
Commercial	2,911	18,357	21,268
Total other loans	4,932	177,163	182,095
Total ending loans balance	$47,296	$508,510	$555,806

(Continued) 130

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

Loans for which the concessions have been granted as a result of the borrower’s financial difficulties are considered troubled debt restructurings (“TDRs”). These concessions, which in general are applied to all categories of loans, may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection.

For homogenous loan categories, such as one-to-four family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of loan. The resulting impairment is included in the general component of the allowance for loan losses. If an individual homogenous loan defaults under terms of the TDR and becomes non-performing, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance for loan losses.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. The amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $6.0 million and $3.9 million at December 30, 2011 and December 31, 2010, respectively.

(Continued) 131

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates those loans compared to prevailing interest rates at the time of restructure. TDRs classified as impaired loans as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Real Estate
One-to-four family	$9,081	$14,317
Commercial	3,941	7,179
Other (Land & multi-family)	3,260	2,121

Construction
Construction - One-to-four family	455	-
Construction - Commercial	-	-
Construction - Acquisition & Development	-	-

Other Loans
Home Equity	1,923	1,641
Consumer	319	311
Commercial	358	726

Total	$19,337	$26,295

There were no commitments to lend additional amounts on TDRs as of December 31, 2011 and 2010.

(Continued) 132

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

Loans which were previously modified as TDRs, are performing in accordance with the modified terms for 12 months or longer and were reported as performing loans as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Real Estate
One- to-four-family	$9,063	$5,693
Commercial	-	3,105
Other (Land & multi-family)	-	831

Construction:
Construction - One- to four-family	-	-
Construction - Commercial	-	-
Construction - Acquisition & Development	-	-

Other Loans
Home Equity	2,437	2,485
Consumer	1,151	1,256
Commercial	-	262

Total	$12,651	$13,632

The following tables present information on one-to-four family and commercial troubled debt restructurings and subsequent defaults during the period ending December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled Debt Restructuring:
Real estate loans:
One-to-four family	19	$4,237	$4,052
Commercial	5	3,361	3,242
Other	17	2,659	2,644

Other loans:
Home equity	15	1,177	1,130
Consumer	10	330	319
Commercial	3	745	743
Total	69	$12,509	$12,130

(Continued) 133

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

	Number of Contracts	Recorded Investments
Troubled Debt Restructuring That Subsequently Defaulted:
Real estate loans:
Commercial	1	$1,385
Other	1	975

Other loans:
Commercial	1	500
Total	3	$2,860

The effect of the three defaults on the allowance for loan losses was minimal as specific reserves had previously been established prior to the re-default of these three loans.

(Continued) 134

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

The following table presents information about impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	5,073	6,544	-
Other (land and multi-family)	2,742	2,742	-
Total real estate loans	7,815	9,286	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	2,362	5,669	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	5,669	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	713	713	-
Total other loans	713	713	-

Total	$10,890	$15,668	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$11,221	$11,267	$1,514
Commercial	14,250	14,250	2,891
Other (land and multi-family)	3,672	4,172	895
Total real estate loans	29,143	29,689	5,300

Real estate construction loans:
One-to-four family	455	455	116
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	455	455	116

Other loans:
Home equity	1,959	1,959	40
Consumer	319	319	154
Commercial	3,336	3,336	347
Total other loans	5,614	5,614	541

Total	$35,212	$35,758	$5,957

(Continued) 135

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

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

(Continued) 136

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 4 - LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans as of December 31, 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$13,522	$509	$473
Commercial	19,523	238	216
Other (land and multi-family)	5,776	298	248
Total real estate loans	38,821	1,045	937

Real estate construction loans:
One-to-four family	228	-	-
Commercial	2,022	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,250	-	-

Other loans:
Home equity	1,834	98	91
Consumer	316	25	22
Commercial	3,480	133	130
Total other loans	5,630	256	243

Total loans	$46,701	$1,301	$1,180

Information about impaired loans as of December 31, 2010 was as follows:

Average of impaired loans during the period	$45,844
Interest income recognized during impairment	$657
Cash-basis interest income recognized	$657

The Company has originated loans with directors and executive officers and their associates. These loans totaled approximately $1.6 million and $2.7 million at December 31, 2011 and 2010, respectively. The activity on these loans during the years ended December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Beginning balance	$2,703	$4,471
New loans	49	371
Effect of changes in related parties	(1,119)	(1,386)
Repayments	(46)	(753)
Ending balance	$1,587	$2,703

(Continued) 137

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

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

(Continued) 138

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 5 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
State and municipal	$930	$-	$930	$-
Mortgage-backed securities – residential	76,089	-	76,089	-
Collateralized mortgage obligations – U.S. Govt	49,802	-	49,802	-

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
U.S. government-sponsored entities and agencies	$-	$-	$-	$-
State and municipal	864	-	864	-
Mortgage-backed securities – residential	41,803	-	41,803	-
Collateralized mortgage obligations – U.S. Govt	99,689	-	99,689	-
Collateralized mortgage obligations – other	6,734	-	-	6,734
Liabilities:
Interest rate swap	$(202)	$-	$(202)	$-

(Continued) 139

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 5 – FAIR VALUE (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended:

	Investment Securities Available-for-sale
	As of December 31,
	2011	2010
	(Dollars in Thousands)
Beginning balance of recurring Level 3 assets	$6,734	$1,352
Total realized and unrealized gains (losses):
Included in earnings - realized	186	768
Included in earnings - unrealized	(186)	-
Included in other comprehensive income	(12)	(748)
Proceeds from maturities and payments, net	-	(8,046)
Proceeds from sales	(6,722)	-
Transfers in to level 3	-	14,760
Transfers out of level 3	-	(1,352)
Ending balance of recurring Level 3 assets	$-	$6,734

Level 3 assets measured at fair value on a recurring basis were comprised of private label debt securities. Due to market conditions for these types of debt securities in 2009, 2010 and 2011, information regarding fair value became unavailable or unreliable. Consequently these debt securities were evaluated utilizing discounted cash flow models for each of the years 2009, 2010 and 2011. The Company held no private label debt securities as of December 31, 2011.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,839			$5,839
Impaired loans – collateral dependent	18,006			18,006

	Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$9,940			$9,940
Impaired loans – collateral dependent	21,938			21,938

(Continued) 140

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 5 – FAIR VALUE (continued)

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral; collateral dependent loans had a carrying amount of $18.0 million and $21.9 million, net of a valuation allowance of $2.1 million and $3.2 million, as of December 31, 2011 and 2010, respectively. Provision for loan losses of $3.1 million and $2.4 million was recorded during the years ended December 31, 2011 and 2010 on these impaired loans, respectively.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $5.8 million and $9.9 million at December 31, 2011 and 2010, respectively. Write-downs of $902,000 and $811,000 were recorded during the years ended December 31, 2011 and 2010, respectively.

NOTE 6 - LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net are summarized as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Land	$7,176	$7,176
Buildings and leasehold improvements	11,904	11,869
Furniture, fixtures, and equipment	10,267	10,177
	29,347	29,222
Accumulated depreciation and amortization	(14,393)	(13,365)

Land, premises and equipment, net	$14,954	$15,857

Depreciation expense was $1.1 million, $1.0 million and $1.1 million for the years ended 2011, 2010 and 2009, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Based on the analysis of goodwill impairment performed in the third quarter of 2009, management determined goodwill was impaired and an impairment charge of $2.8 million was recorded, resulting in a zero balance for goodwill for the years ended December 31, 2011 and 2010.

(Continued) 141

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS (continued)

Core Deposit Intangible Assets

Core deposit intangible assets included in other assets in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011			2010
	Dollars in Thousands
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Core deposit intangibles	$611	$(552)	$59	$611	$(525)	$86

Aggregate amortization expense was $27,000, $27,000 and $33,000 for the years ended 2011, 2010 and 2009.

Estimated amortization expense for each of the next three years ending December 31:

(Dollars in Thousands)
2012	$27
2013	27
2014	5
$59

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were approximately $96.5 million and $122.2 million at December 31, 2011 and 2010, respectively.

Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation.

Scheduled maturities of time deposits at December 31, 2011 were as follows:

As of December 31, 2011
(Dollars in Thousands)
2012	$123,283
2013	46,711
2014	19,083
2015	6,374
2016	2,124
2017 and beyond	105
$197,680

(Continued) 142

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 8 – DEPOSITS (continued)

Brokered certificate of deposits were $22.4 million and $51.8 million at December 31, 2011 and 2010, respectively. Under Atlantic Coast Bank’s Supervisory Agreement with the OCC, dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval. See Note 17 - Regulatory Matters for additional discussion.

Deposits from directors, executive officers and their associates at December 31, 2011 and 2010 were approximately $809,000 and $538,000, respectively.

Interest expense on customer deposit accounts is summarized as follows:

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Interest bearing	$820	$1,107	$1,434
Savings & money market	1,317	1,683	2,495
Time	4,041	7,214	11,992
	$6,178	$10,004	$15,921

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At period-end, advances from the Federal Home Loan Bank of Atlanta were as follows:

	Periods ended December 31,
	2011	2010
	(Dollars in thousands)
Maturities September 2011 through March 2018, fixed rate at rates from 2.62% to 4.415%, average 3.88%	$135,000	$123,000
Maturities through January 2012, variable rate at 0.37%	-	27,000
Total	$135,000	$150,000

FHLB advances had a weighted-average maturity of 55 months and a weighted-average rate of 3.88% at December 31, 2011.

Fixed-rate advances includes amounts which may be converted by the FHLB, at various designated dates following issuance, from fixed-rate to variable-rate debt, or for certain advances, adjusted to current market fixed rates. If the FHLB converts the rates the Company has the option of pre-paying the debt, without penalty. Otherwise, the Company may incur prepayment penalties if the Company prepays the debt. At year-end 2011 and 2010, the amounts of convertible advances were $110.0 million.

(Continued) 143

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (continued)

The advances at December 31, 2011 mature as follows:

(Dollars in Thousands)
2012	$-
2013	25,000
2014	-
2015	20,000
2016	20,000
Thereafter	70,000
$135,000

The Company had mortgage, home equity and commercial loans totaling approximately $318.3 million and $238.5 million at December 31, 2011 and 2010 pledged as collateral for the FHLB advances. At December 31, 2011, the remaining borrowing capacity was $63.8 million. At December 31, 2011 and 2010 Atlantic Coast Bank owned $9.6 million and $10.2 million, of FHLB stock, respectively, which also secures debts to the FHLB.

Subsequent to December 31, 2011, the Company received notice from FHLB of Atlanta that our borrowing capacity had been reduced by approximately $30.0 million.

The Company refinanced $30 million in FHLB advances during 2008 that resulted in a penalty of approximately $471,000 to be amortized over 5 years, the amortization is reflected in interest expense. The refinanced borrowing was repaid during 2010 resulting in the accelerated amortization of the $220,000 remaining balance of the prepayment penalty.

NOTE 10 – OTHER BORROWINGS

Other borrowings were $0 and $5.0 million at December 31, 2011 and 2010, respectively. The Company borrowed $5.0 million, at market rates, from another financial institution in June 2010 secured by shares of the Company’s common stock owned by Atlantic Coast Federal, MHC. The Company’s Chairman of the Board also serves as the president and chief executive officer and a director of the financial institution from which the borrowing was obtained. The Company repaid the $5.0 million loan with proceeds from the second step conversion and offering in February 2011.

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million at December 31, 2011 and 2010. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceed the contractual amounts. As a result, the Company had $122.2 and $120.4 million in securities posted as collateral for these instruments at December 31, 2011 and 2010, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases.

(Continued) 144

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 11 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Information concerning securities sold under agreements to repurchase as of December 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(Dollars in Thousands)
Average daily balance	$92,800	$92,800
Average interest rate	5.16%	5.03%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average interest rate at period end	5.10%	5.04%
Weighted average maturity (months)	54	66

The securities sold under agreements to repurchase at December 31, 2011 mature as follows:

2012	$-
2013	-
2014	26,500
2015	-
2016	5,000
Thereafter	61,300
$92,800

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. In the event the Bank’s regulatory capital ratios fall below well-capitalized it may be required to provide additional collateral. In the event the capital ratios fall below adequately capitalized, or the Bank receives a cease and desist order from its primary banking regulator, the counterparty on $77.8 million of the $92.8 million total has the option to call the debt at its fair value. At December 31, 2011, the fair value of that portion of the debt exceeded the carrying value by approximately $12.5 million. At maturity or termination, the securities underlying the agreements will be returned to the Company.

NOTE 12 - INTEREST RATE SWAPS

On occasion the Company has utilized interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position by mitigating the impact of significant unexpected fluctuations in earnings caused by interest rate volatility or changes in the yield curve. As of December 31, 2011 the Company had no interest rate swap agreements in place.

The Company’s interest rate swap agreements did not qualify for hedge accounting treatment; accordingly changes in fair value were reported in current period earnings.

(Continued) 145

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 12 - INTEREST RATE SWAPS (continued)

Summary information about these interest-rate swaps as of period-end is as follows:

	December 31, 2011	December 31, 2010
	(Dollars in Thousands)
Notional amounts	$-	$25,000
Weighted average pay rates (3 month LIBOR, 2.50% floor)	-	2.50%
Weighted average receive rates (3 month LIBOR, 4.37% cap)	-	0.34%
Weighted average maturity (years)	-	0.75
Fair value of interest rate swaps	-	(202)

The following tables summarize the fair value of the interest rate swaps utilized by the Company:

	Liability Interest Rate Swaps
	December 31, 2011		December 31, 2010
	(Dollars in thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps not designated as hedging instruments Interest rate contracts	Accrued expenses and other liabilities	$-	Accrued expenses and other liabilities	$(202)
				`
Total interest rate swaps not designated as hedging instruments Total interest rate swaps		$-		$(202)

The effect of interest rate swaps for the years ended December 31, 2011 and 2010 are as follows:

		Years Ended December 31,
		2011	2010
		(Dollars in thousands)
	Location of Gain or (Loss) Recognized in Non-interest Income	Amount of the Gain or (Loss) Recognized in Income
Interest rate swaps not designated as hedging instruments Interest rate contracts	Other	$46	$(107)
Total		$46	$(107)

(Continued) 146

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 12 - INTEREST RATE SWAPS (continued)

The fair value of the interest rate swap agreements is reflected in other liabilities with a corresponding charge to income recorded as a reduction of non-interest income.

NOTE 13 - EMPLOYEE BENEFITS

Defined Contribution Plan: Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum of $16,500 with a company match equal to 50% of the first 6% of the compensation contributed. For the years ended December 31, 2011, 2010 and 2009, the total plan expense was $149,000, $68,000 and $5,000, respectively. The Company re-instituted its matching program in April 2010, which had been suspended beginning in first quarter of 2009.

Supplemental Executive Retirement Plan (SERP) and Director Retirement Plan: In December 2009 the Company entered into new agreements to provide SERP's to certain executives and senior officers and a Director Retirement Plan to non-employee members of its Board of Directors. The new agreements replaced agreements in place prior to December 2009, to the same officers and directors for which the Company had accrued approximately $3.0 million for vested benefits payable. In connection with entering into the new SERP and Director Retirement Plan agreements, the Company obtained consents from each SERP participant and Director thereby allowing the Company to reverse the previous benefit expenses in the fourth quarter of 2009. This resulted in negative expense of approximately $2.7 million for the combined SERP and Director Retirement Plan for the year ended December 31, 2009. The Company recorded no expense for SERP or Director Retirement Plans in 2010 as no events resulting in vesting occurred.

Benefits payable under the new SERP's and Director Retirement plans is based upon the appreciation benefit established for each participant. The appreciation benefit is generally the amount of each participant's accrued benefit under the pre-December 2009 plans at the date the new plans were put in place. Under the terms of both the SERP and Director Retirement Plan, each participant will receive a monthly benefit payment beginning on a date defined by each plan. Under the executive and senior officer SERPs benefit payments begin the first month after the retirement date while under the Director Retirement Plan benefit payments began on the first month following 100% vesting. Benefit payments are due over a period of ten (10) to twenty (20) years after retirement and are based on the amount of each participant’s appreciation benefit plus accrued interest on unpaid balances.

(Continued) 147

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 13 - EMPLOYEE BENEFITS (continued)

Vesting in the appreciation benefit for executive SERP's and the Director Retirement Plans is contingent upon the occurrence of defined events. These events include the successful completion of the second step conversion, two consecutive quarters of positive income before the expense of participant vesting by the Company, the participant's death or disability, or a change-of control of the Company. In the case of the executive SERP vesting also includes involuntary termination of employment. The vested appreciation benefit is payable over 15 years for executive SERPs and 10 years for the Director Retirement Plan. The vested but unpaid appreciation benefits of the executive SERP and the Director Retirement Plans are credited for interest at a rate of 3-month LIBOR plus 275 basis points. No expense is recognized for the new executive SERP or Director Retirement Plan until such time as the Company is able to determine the likelihood and value of due under the agreements due to the occurrence of defined events.

Under the terms of the senior officer SERP the appreciation benefit is established upon completion of the second step conversion and becomes payable to the participant over 20 years following separation from service due to retirement from the Company, which may be no earlier than age 55. In the event of a death of a participant with 5 or more years of service a lump sum payment is due to the participant's beneficiary. The participant forfeits their appreciation benefit if the employee leaves the Company prior to retirement. The unpaid appreciation benefit for each participant is credited for interest at a rate of 3-month LIBOR plus 275 basis points.

On February 3, 2011, the Company completed the second-step conversion thus triggering vesting under the executive SERPs and Director Retirement Plan (“the Plans”). Under the terms of the agreements the executive SERP's vested 15% of the appreciation benefit and the Director Retirement Plan vested 100% in the appreciation benefit resulting in an accrual of benefits payable of $299,000 and $310,000, respectively. The Plans were partially funded through the creation of a rabbi trust (“the Trust”). The Trust purchased 34,009 shares of Company stock at $10 per share during the second step conversion and has recorded the purchase as common stock held by benefits plans in stockholders’ equity. Benefits paid by the Trust may be paid in cash or stock and the assets of the Trust are considered general assets of the Company. Changes in the fair-value of Company stock are recorded as adjustments to the benefits accrued for each participant.

The senior officer SERP appreciation benefit at the date of the second-step conversion totaled $646,000 and $174,000 was accrued for the benefit of participants based on proximity to retirement

The Company recorded expense of $491,000 and $331,000 for SERP and Director Retirement Plans in 2011, including interest on unpaid appreciation benefits and net of reversal of benefits accrued for senior officer SERP participants who severed their employment. Below is the amount of accrued liability and unvested appreciation benefit under the SERP and Director Retirement Plan as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in Thousands)
Accrued liability:
Executive and senior officer SERP	$436,000	$-
Director retirement plan	$168,000	$-
Unvested appreciation benefit:
Executive and senior officer SERP	$2,214,000	$-
Director retirement plan	$-	$-

Due to the Supervisory Agreement between the Company and the OCC and Federal Reserve (See Note 17-Regulatory Matters) payments for appreciation benefits that vest following an executive being involuntarily terminated or occurring after the executive severs employment are subject to approval by the FDIC and the OCC.

Deferred Director Fee Plan: A deferred director fee compensation plan covers all non-employee directors. Under the plan directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2011 and 2010, the liability for the plan was $197,000 and $223,000, respectively.

(Continued) 148

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 13 - EMPLOYEE BENEFITS (continued)

Split Dollar Life insurance agreement: The Company has Split Dollar Life insurance agreements with certain executive officers to provide life insurance benefits in addition to that available to all employees. The expense related to this benefit for the years ended December 31, 2011, 2010 and 2009 was $34,000, (17,000) and 41,000, respectively. The Company recorded a credit to expense in 2010 of $84,000 due to the departure of one executive who surrendered the benefit under the terms of the agreement. The related liability for Split Dollar Life insurance benefits was $148,000 and $114,000 at December 31, 2011 and 2010, respectively.

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the Employee Stock Ownership Plan (“ESOP”) described below following Atlantic Coast Federal Corporation’s first step conversion in 2004. Upon completion of the second step conversion on February 3, 2011, all unallocated shares in the plan were exchanged for Atlantic Coast Financial Corporation shares at a rate of 0.1960 shares of Atlantic Coast Financial Corporation for each share of Atlantic Coast Federal Corporation.

In connection with its minority stock offering in 2004, the Company established an ESOP for the benefit of its employees with an effective date of January 1, 2004. The ESOP purchased 465,520 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,655,200 from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. An employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service. Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP were $90,000, $568,000 and $568,000 for the years ended 2011, 2010 and 2009. Contributions did not include dividends on unearned shares in 2011 and 2010, but included $5,000 in 2009.

(Continued) 149

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Compensation expense for shares committed to be released under the Company's ESOP was $29,000, $100,000 and $230,000 for the years ended 2011, 2010 and 2009, respectively. Shares held by the ESOP as of December 31, 2011 and 2010 were as follows:

	Years Ending December 31,
	2011	2010

Allocated to eligible employees	4,790	325,864
Unearned	91,017	139,656
Total ESOP shares	95,807	465,520

	(Dollars in Thousands)
Fair value of unearned shares	$259	$244

On February 3, 2011, the Company completed its second step conversion (see NOTE 23). As part of the conversion, the Company loaned $684,340 to the trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. The Company’s loan to the ESOP was combined with the remaining debt and modified to be payable over 20 years. Further, the Plan was modified such that unearned shares held by the plan will be allocated over the same term as the debt.

NOTE 15 - STOCK-BASED COMPENSATION

The Company established the stock-based compensation plans described below following Atlantic Coast Federal Corporation’s first step conversion in 2004. Upon completion of the second step conversion on February 3, 2011, all unallocated or unvested shares in the plans were exchanged for Atlantic Coast Financial Corporation shares at a rate of 0.1960 shares of Atlantic Coast Financial Corporation for each share of Atlantic Coast Federal Corporation.

In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the “Recognition Plan”), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the “Stock Option Plan”). The compensation cost that has been charged against income for the Recognition Plan for the years ended December 31, 2011, 2010 and 2009 was $106,000, $387,000 and $647,000, respectively. The compensation cost that has been charged against income for the Stock Option Plan for the years ended December 31, 2011, 2010 and 2009 was $60,000, $226,000 and $314,000, respectively.

(Continued) 150

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 15- STOCK-BASED COMPENSATION (continued)

The Recognition Plan

The Recognition Plan permits the Company’s board of directors to award up to 55,888 shares of its common stock to directors and key employees designated by the board. As of December 31, 2011 substantially all shares had been awarded. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date; accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The second step conversion completed February 3, 2011 was not considered a change in control. Any awarded shares which are forfeited are returned to the Company and can be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested.

There were no common stock share awards during the year ended December 31, 2011. The Company’s board of directors awarded 1,372 shares of common stock available under the Recognition Plan during the year ended December 31, 2010. A summary of the status of the shares of the Recognition Plan at December 31, 2011, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Non-vested at January 1, 2011	3,140	$43.52
Granted	-	-
Vested	(1,745)	79.17
Forfeited	(1,098)	23.59

Non-vested at December 31, 2011	297	$94.06

The weighted average grant-date fair value of non-vested shares was $94.06 and $43.52 at December 31, 2011 and 2010, respectively. There was $29,000 and $137,000 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2011 and 2010, respectively. The expense is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $135,000 and $650,000, respectively.

(Continued) 151

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 15- STOCK-BASED COMPENSATION (continued)

The Stock Option Plan

The Stock Option Plan permits the Company’s board of directors to grant options to purchase up to 139,720 shares of its common stock to the Company’s directors and key employees. Under the terms of the Stock Option Plan, granted stock options have a contractual term of 10 years from the date of grant, with an exercise price equal to the market price of the Company’s common stock on the date of grant. Key employees are eligible to receive incentive stock options or non-qualified stock options, while outside directors are eligible for non-statutory stock options only.

The Stock Option Plan also permits the Company’s board of directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (The Limited SAR). The Limited SARs are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The second step conversion completed February 3, 2011 was not considered a change in control. The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs. There were 5,496 stock options remaining to be awarded as of December 31, 2011.

There were 25,000 and 32,733 of incentive stock option awards during the years ended December 31, 2011 and 2010, respectively. There were no incentive stock option awards during the year ended December 31, 2009.

(Continued) 152

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 15- STOCK-BASED COMPENSATION (continued)

A summary of the option activity under the Stock Option Plan as of December 31, 2011 and December 31, 2010, and changes for the year then ended is presented below:

2011		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic Value
Options	Shares	Exercise Price	Term	(in thousands)

Outstanding at beginning of year	117,020	$79.13
Granted	25,000	5.03
Exercised	-	-
Forfeited	(29,934)	39.37

Outstanding at December 31, 2011	112,086	$52.40	5.5	$-

Vested or expected to vest	95,441	$52.40	5.5	$-

Exercisable at year end	79,330	$70.55	4.0	$-

2010		Weighted- Average	Weighted- Average Remaining Contractual	Aggregate Intrinsic Value
Options	Shares	Exercise Price	Term	(in thousands)

Outstanding at beginning of year	92,583	$71.12
Granted	32,733	13.77
Exercised	-	-
Forfeited	(8,296)	67.40

Outstanding at December 31, 2010	117,020	$79.13	5.3	$-

Vested or expected to vest	111,717	$70.97	5.3	$-

Exercisable at year end	91,063	$70.97	5.0	$-

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

	2011	2010	2009
Intrinsic value of options exercised	$-	$-	$-
Cash received from option exercises	-	-	-
Tax benefit realized from option exercises	-	-	-
Risk-free interest rate	1.45%	2.16%	-
Volatility of Company’s stock	23.90%	23.90%	-
Expected dividend yield	0.00%	0.00%	-
Expected life of options	6 years	6 years	-

Weighted average fair value of options granted	$1.33	$0.76	$-

(Continued) 153

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 15- STOCK-BASED COMPENSATION (continued)

There was $96,000 of and $148,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan as of December 31, 2011 and 2010, respectively. The cost is expected to be recognized over a weighted-average period of 3.1 years.

NOTE 16 – INCOME TAXES

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Current - Federal	$(521)	$-	$-
Current - State	-	-	10
Deferred - Federal	(2,978)	(4,988)	(8,064)
Deferred - State	(886)	(418)	(1,224)
Change in federal valuation allowance	2,978	4,988	14,169
Change in state valuation allowance	983	418	1,219
Total	$(424)	$-	$6,110

The 2011 income tax benefit was the result of the Company filing an amended federal income tax return for the 2008 tax year.

The effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Income taxes at Current Statutory rate of 34%	$(3,642)	$(4,827)	$(7,896)
Increase(decrease) from
State income tax, net of Federal tax effect	(523)	(418)	(1,282)
Tax-exempt income	(12)	(10)	(31)
Increase in cash surrender value of BOLI	(229)	(263)	(215)
Taxable proceeds from BOLI surrender	701	-	-
Stock option expense	24	54	75
Change in federal valuation allowance	2,978	4,988	14,169
Change in state valuation allowance	983	418	1,219
Change related to amended returns	(521)	-	-
Other, net	(183)	58	71

Income tax (benefit) expense	$(424)	$-	$6,110

Effective tax rate	4.0%	0.0%	26.3%

(Continued) 154

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 16 – INCOME TAXES (continued)

Deferred tax assets and liabilities were due to the following:

	December 31,
	2011	2010
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$4,141	$4,045
Depreciation	81	-
Deferred compensation arrangements	693	494
Other real estate	493	285
Net operating loss carryforward	18,221	14,642
Net unrealized loss on interest rate swaps	-	77
Deferred loan fees	933	1,038
Interest income on non-accrual loans	24	34
Accrued expenses	148	7
Acquired customer intangibles	500	621
Security write-downs	-	570
AMT Carryforward	677	71
Donation Carryforward	62	61
Gain on inter-company sale transaction	-	24
Other	(1)	211

Total deferred tax assets	25,972	22,180

Valuation allowance - Federal	(22,121)	(18,523)
Valuation allowance - State	(3,490)	(2,435)

Total deferred tax assets, net of valuation allowance	361	1,222

Deferred tax liability:
Net unrealized gain on AFS securities	(44)	(738)
Depreciation	-	(1)
Deferred loan costs	(79)	(133)
Prepaid expenses	(239)	(332)
Other	1	(18)
Total deferred tax liability	(361)	(1,222)

Net deferred tax (liability) asset	$-	$-

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

(Continued) 155

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 16 – INCOME TAXES (continued)

At December 31, 2011 and 2010, the Company evaluated the expected realization of its federal and state net deferred tax assets which, prior to a valuation allowance, totaled $25.6 million and $21.0 million, respectively, and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards. Based on this evaluation it was concluded a full valuation allowance was required for the net federal and state deferred tax assets. This valuation allowance fully offset the benefit in income taxes that would have been recognized during 2011 and 2010. The realization of the deferred tax asset is dependent upon generating taxable income. At December 31, 2009, the Company evaluated the expected realization of its net federal and state deferred tax assets which, prior to a valuation allowance, totaled $16.2 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards. Based on this evaluation it was concluded a valuation allowance equal to $16.2 million was required for the federal and state deferred tax assets. This valuation allowance was recognized as a charge to income tax expense for the twelve months ended December 31, 2009.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

The Company has a federal net operating loss carryforward of $45.7 million which begins to expire in 2019. There is a valuation allowance of $15.5 million on this carryforward. The Company has a state net operating loss carryforward of $70.9 million which begins to expire in 2026. The Company maintains a valuation allowance on $2.7 million of the loss.

NOTE 17 - REGULATORY MATTERS

Atlantic Coast Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, as well as other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide for five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

Under the recently enacted Dodd-Frank Act, the OTS’ functions relating to federal savings associations, including rulemaking authority, were transferred to the Comptroller of the Currency. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve, which supervises bank holding companies.

(Continued) 156

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 17 - REGULATORY MATTERS (continued)

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

					Required
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total capital (to risk weighted assets)	$52.0	10.9%	$38.1	8.0%	$47.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	46.0	9.7%	19.1	4.0%	28.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	46.0	5.8%	31.6	4.0%	39.5	5.0%

As of December 31, 2010
Total capital (to risk weighted assets)	$52.1	10.1%	$41.4	8.0%	$51.8	10.0%
Tier 1 (core) capital (to risk weighted assets)	45.6	8.8%	20.7	4.0%	31.1	6.0%
Tier 1 (core) capital (to adjusted total assets)	45.6	5.5%	33.1	4.0%	41.3	5.0%

At December 31, 2011 and December 31, 2010, Atlantic Coast Bank was classified as "well capitalized" under prompt corrective action requirements. There are no conditions or events since December 31, 2011 that management believes have changed the classification; however, the Bank entered into an individual minimum capital requirement (“IMCR”) with the Office of Thrift Supervision (“OTS”), the predecessor to the OCC, on May 13, 2011. Under the IMCR, the Bank agreed to achieve and maintain a Tier 1 leverage ratio of 7% at September 30, 2011.

Banking regulations limit capital distributions by savings associations. Generally, capital distributions are limited to undistributed net income for the current and prior two years. During 2011, Atlantic Coast Bank could not declare any dividends without prior approval of the OCC. Payment of dividends by Atlantic Coast Financial Corporation is largely dependent on the ability of Atlantic Coast Bank to pay dividends.

The following is a reconciliation of Atlantic Coast Bank's equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2011 and 2010:

	2011	2010
	(Dollars in Thousands)
GAAP equity	$46,203	$47,676
Intangible assets	(59)	(86)
Unrealized (gain) loss on securities available for sale	(116)	(1,993)
Tier 1 Capital	46,028	45,597
General allowance for loan and lease losses	6,019	6,522

Total capital	$52,047	$52,119

(Continued) 157

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 17 - REGULATORY MATTERS (continued)

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends, or Atlantic Coast Bank must convert to a commercial bank charter. Management believes this test was met at December 31, 2011 and 2010.

Effective December 10, 2010, the Company, the Bank and the OTS entered into supervisory agreements. The supervisory agreements have been assumed by the OCC as to restrictions that relate to the Bank and by the Federal Reserve as to restrictions that relate to the Company. The agreements provide, among other things, that:

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

(Continued) 158

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 17 - REGULATORY MATTERS (continued)

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

The principal commitments as of December 31 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(Dollars in Thousands)
Undisbursed portion of loans closed	$1,671	$7,015
Unused lines of credit and commitments to fund loans	56,794	52,682

At December 31, 2011, the undisbursed portion of loans closed was primarily unfunded residential construction loans with fixed and variable rates ranging from 5.25% to 7.00%. At December 31, 2011, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $27.3 million and had interest rates that ranged from 3.25% to 18.00%; variable rate commitments totaled $29.6 million and had interest rates that ranged from 3.00% to 14.75%.

(Continued) 159

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 18 - COMMITMENTS AND CONTINGENCIES (continued)

At December 31, 2010, the undisbursed portion of loans closed was primarily unfunded SBA construction loans with fixed and variable rates ranging from 3.25% to 7.5%. At December 31, 2010, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $35.0 million and had interest rates that ranged from 3.75% to 18%; variable rate commitments totaled $24.7 million and had interest rates that ranged from 3% to 8.25%.

As of December 31, 2011 and 2010, the Company had fully secured outstanding standby letters of credit commitments totaling $206,000 and $170,000, respectively.

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

The Company has employment agreements with its chief operating officer (“COO”), chief financial officer (“CFO”) and chief risk officer. Under the terms of the agreement, certain events leading to a change in control, or separation from the Company, could result in cash payments equal to 2.99 times the salary of the COO and CFO, and 1.00 times the salary of the chief risk officer. Since payments are contingent upon certain events, the Company accrues for no liability. The second step conversion completed February 3, 2011 was not considered a change in control.

During 2011 the Company’s COO announced his retirement effective February 29, 2012. The employment agreement discussed above terminates upon retirement, accordingly the Company is no longer subject to the related commitment.

The Company maintained a line of credit with one financial institution for $1.0 million and $7.5 million as of December 31, 2011 and 2010, respectively. There were no balances outstanding as of December 31, 2011 and 2010.

The Company has operating leases in place for two business locations and certain ordinary office equipment. Lease payments over the next 5 years are approximately $1.2 million.

(Continued) 160

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 19 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(Dollars in Thousands, Except Share Information)
Basic
Net loss	$(10,287)	$(14,196)	$(29,335)

Weighted average common shares outstanding	2,629,001	2,622,478	2,631,114
Less: Average unallocated ESOP shares	(89,432)	(36,448)	(45,598)
Average director's deferred compensation shares	(46,684)	-	-
Average unvested restricted stock awards	(2,594)	(7,580)	(16,889)

Average Shares	2,490,291	2,578,450	2,568,627

Basic loss per common share	$(4.13)	$(5.51)	$(11.42)

Diluted
Net loss	$(10,287)	$(14,196)	$(29,335)

Weighted average common shares outstanding	2,490,291	2,578,450	2,568,627
Add: Dilutive effects of assumed exercise of stock options	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-

Average shares and dilutive potential common shares	2,490,291	2,578,450	2,568,627

Diluted loss earnings per common share	$(4.13)	$(5.51)	$(11.42)

Average shares and earnings per share for the years ended December 31, 2010 and 2009 have been restated to reflect the second step conversion and offering completed February 3, 2011.

There was no dilutive effect for the years ended 2011, 2010 and 2009 as each period had a net loss.

(Continued) 161

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes for the years ended 2011, 2010 and 2009 were as follows:

	December 31,
	2011	2010	2009
	(Dollars in Thousands)
Net loss	$(10,287)	$(14,196)	$(29,335)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	1,515	2,167	1,122
Less reclassification adjustments for (gains)
losses recognized in income	(3,388)	(1,654)	(383)
Net unrealized (losses) gains	(1,873)	513	739
Income tax effect	1,300	28	(283)
Net of tax amount	(573)	541	456
Other-than-temporary impairment on available-for-sale debt securities recorded in other comprehensive income	234	1,671	4,471
Less other-than-temporary impairment on available-for-sale debt securities associated with credit loss realized in income	(186)	(423)	(4,467)
Income tax effect	(1,300)	-	-
Net of tax amount	(1,252)	1,248	4
Total other comprehensive income (loss)	(1,825)	1,789	460
Comprehensive loss	$(12,112)	$(12,407)	$(28,875)

As of December 31, 2011 and 2010 accumulated other comprehensive income includes $116,000 and $689,000 related to net unrealized gains (losses) on securities available for sale.

(Continued) 162

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of financial instruments, not previously presented, at year end were as follows:

	As of December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$41,017	$41,017	$8,550	$8,550
Loans held for sale	61,619	61,619	49,318	49,388
Loans, net	505,707	543,898	549,752	561,189
Federal Home Loan Bank stock	9,600	n/a	10,158	n/a
Accrued interest receivable	2,443	2,443	2,842	2,842

FINANCIAL LIABILITIES
Deposits	508,411	509,388	528,497	530,439
Securities sold under agreements to repurchase	92,800	108,087	92,800	103,780
Federal Home Loan Bank advances	135,000	151,517	150,000	164,467
Other borrowings	-	-	5,000	5,000
Accrued interest payable	1,142	1,142	1,175	1,175

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

(Continued) 163

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED BALANCE SHEETS

December 31, 2011 and 2010

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Cash and cash equivalents at subsidiary	$2,133	$2,441
Securities available for sale	-	1,035
Investment in subsidiary	46,203	47,676
Note receivable from ESOP	2,213	1,619
Other assets	-	165
Total assets	$50,549	$52,936
Borrowed funds	$1,495	$6,495
Other accrued expenses	2,760	1,650
Total stockholders’ equity	46,294	44,791
Total liabilities and stockholders’ equity	$50,549	$52,936

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

	Years ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Net interest income (expense)	$37	$(115)	$230
Non-interest income (expense):
Loss on sale of securities	(158)	(49)	(129)
Impairment loss	(186)	(341)	(1,158)
Other	454	428	211
Equity in net loss of subsidiary	(8,946)	(13,027)	(26,652)
	(8,836)	(12,989)	(27,728)

Non-interest expense	1,488	1,092	1,837
Net loss	$(10,287)	$(14,196)	$(29,335)

(Continued) 164

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 22 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in Thousands)
Cash flow from operating activities
Net loss	$(10,287)	$(14,196)	$(29,335)
Adjustments:
Amortization of premium on securities	(6)	(10)	(6)
Loss on sale of securities	158	49	129
Other-than-temporary impairment	186	341	1,158
Net change in other assets	1,279	(843)	1,169
Net change in other liabilities	(809)	1,428	(589)
Share-based compensation expense	166	613	1,081
Equity in undistributed loss of subsidiary	8,946	13,027	26,652
Net cash from operating activities	(367)	409	259
Cash flow from investing activities
Purchase of securities available for sale	-	-	-
Proceeds from maturities and repayments of securities available for sale	188	331	593
Proceeds from the sale of securities available for sale	561	-	1,082
Contribution to Bank subsidiary	(9,350)	(2,900)	(3,796)
Payments received on ESOP loan	90	506	484
Expenditures on premises and equipment	-	1	1
Net change in other interest bearing deposits at subsidiary	-	-	-
Net cash from investing activities	(8,511)	(2,062)	(1,636)
Cash flow from financing activities
Proceeds from sale of stock in second step conversion and offering	14,428	-	-
Loan to ESOP	(684)	-	-
Other borrowings	-	5,000	2,407
Repayments of other borrowings	(5,000)	(2,200)	-
Shares relinquished	-	(21)	(17)
Treasury stock purchased	-	(35)	(29)
Capital contribution	-	-	400
SERP distributions	(55)	-	-
Purchase of shares for Rabbi Trust	(119)	-	-
Repayments to Atlantic Coast Bank	-	(248)	-
Dividends paid	-	-	(89)
Net cash from financing activities	8,570	2,496	2,672

Net change in cash and cash equivalents	(308)	843	1,295

Cash and cash equivalents at beginning of period	2,441	1,598	303

Cash and cash equivalents at end of period	$2,133	$2,441	$1,598

(Continued) 165

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 23 - STOCK CONVERSION

On February 3, 2011, the second step conversion of Atlantic Coast Federal, MHC into a stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion the Company sold 1,710,857 shares of common stock at $10 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan. In addition, pursuant to an exchange ratio of .1960 the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor, for 918,324 shares of Atlantic Coast Financial Corporation, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering. Net proceeds of $14.4 million were raised in the stock offering, excluding $684,000 which was loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

167

(c) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(d)) that occurred during the quarter ended December 31, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

Not applicable.

Part III

Item 10 Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11 Executive Compensation.

Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13 Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14 Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference to Atlantic Coast Financial Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

Exhibits

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation [1]
3.2	Bylaws of Atlantic Coast Financial Corporation [2]
4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation [3]
10.1	Employee Stock Ownership Plan [4]
10.2	Employment Agreement with Robert J. Larison, Jr. [5]
10.3	Employment Agreement with Thomas B. Wagers, Sr. [6]
10.4	Non-compete and Non-Solicitation Agreement with Robert J. Larison, Jr. [7]
10.5	Sixth Amended and Restated Supplemental Executive Retirement Agreement with Robert J. Larison, Jr.
10.6	Amended and Restated 2005 Director Retirement Plan [8]
10.7	Atlantic Coast Financial Corporation 2005 Stock Option Plan [9]
10.8	Atlantic Coast Financial Corporation 2005 Recognition and Retention Plan [9]
10.9	Amended and Restated Split Dollar Life Insurance Agreement with Robert J. Larison, Jr. [10]
10.10	Split Dollar Life Insurance Agreement with Thomas B. Wagers, Sr. [11]
10.11	Atlantic Coast Federal Corporation 2008 Executive Deferred Compensation Plan [12]
10.12	Fourth Amended and Restated Supplemental Executive Retirement Agreement with Thomas B. Wagers, Sr.
10.13	Consulting Agreement with Jay S. Sidhu [13]
10.14	Non-compete and Non-Solicitation Agreement with Thomas B. Wagers, Sr. [14]
10.15	Atlantic Coast Federal Corporation Employee Stock Purchase Plan [15]
10.16	Atlantic Coast Federal Corporation Director Stock Purchase Plan [15]
10.17	Atlantic Coast Federal Corporation Amended and Restated 2005 Director Deferred Fee Plan [16]
10.18	Atlantic Coast Federal Corporation Amended and Restated 2007 Director Deferred Compensation Plan for Equity [17]
10.19	Atlantic Coast Bank Director Emeritus Plan [18]
10.20	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan [19]
10.21	Retirement Agreement with Robert J. Larison, Jr. [20]
21	Subsidiaries of Registrant
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document **

101.SCH XBRL Taxonomy Extension Schema Document **

101.CAL XBRL Taxonomy Calculation Linkbase Document **

101 DEF XBRL Taxonomy Extension Definition Linkbase Document **

101 LAB XBRL Taxonomy Label Linkbase Document **

101.PRE XBRL Taxonomy Presentation Linkbase Document **

[1]	Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).

[2]	Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
[3]	Incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
[4]	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
[5]	Incorporated by reference to Exhibit 10.24 of the registrant’s Amendment No. 3 to the Form S-1 Registration Statement, originally filed with the Securities and Exchange Commission on October 29, 2010.
[6]	Incorporated by reference to Exhibit 10.25 of the registrant’s Amendment No. 3 to the Form S-1 Registration Statement, originally filed with the Securities and Exchange Commission on October 29, 2010.
[7]	Incorporated by reference to Exhibit 10.7 of Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on December 17, 2009.
[8]	Incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
[9]	Incorporated by reference to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2005.
[10]	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.
[11]	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on January 7, 2010.
[12]	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report originally filed with the Securities and Exchange Commission on February 12, 2008.
[13]	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K current Report, originally filed with the Securities and Exchange Commission on May 18, 2011.
[14]	Incorporated by reference to Exhibit 10.9 of Atlantic Coast Federal Corporation’s Form 8-K current Report originally filed with the Securities and Exchange Commission on May 14, 2010.
[15]	Incorporated by reference to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2010.
[16]	Incorporated by reference to Exhibit 10.6 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
[17]	Incorporated by reference to Exhibit 10.15 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
[18]	Incorporated by reference to Exhibit 10.14 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
[19]	Incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
[20]	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on September 16, 2011.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
Date: March 28, 2012	By:	/s/ G. Thomas Frankland
G. Thomas Frankland
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ G. Thomas Frankland	By:	/s/ Thomas B. Wagers, Sr.
	G. Thomas Frankland President, Chief Executive Officer and Director (Principal Executive Officer)		Thomas B. Wagers, Sr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
	Date: March 28, 2012		Date: March 28, 2012

By:	/s/ Thomas F. Beeckler	By:	/s/ Fred D. Franklin, Jr.
	Thomas F. Beeckler Director		Fred D. Franklin, Jr. Director
	Date: March 28, 2012		Date: March 28, 2012

By:	/s/ Charles E. Martin, Jr.	By:	/s/ W. Eric Palmer
	Charles E. Martin, Jr. Director		W. Eric Palmer Director
	Date: March 28, 2012		Date: March 28, 2012

By:	/s/ H. Dennis Woods	By:	/s/ Forrest W. Sweat, Jr.
	H. Dennis Woods Director		Forrest W. Sweat, Jr. Director
	Date: March 28, 2012		Date: March 28, 2012

By:	/s/ Jay Sidhu	By:	/s/ Charles R. Carey
	Jay Sidhu Director		Charles R. Carey Director
	Date: March 28, 2012		Date: March 28, 2012

By:	/s/ John J. Linfante	By:	/s/ Bhanu Choudhrie
	John J. Linfante Director		Bhanu Choudhrie Director
	Date: March 28, 2012		Date: March 28, 2012

