Form 10-Q
period 2012-03-31
Atlantic Coast Financial CORP
filed 2012-05-14
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10151 Deerwood Park Blvd
Building 200, Suite 100
Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, $0.01 Par Value	2,629,061 shares

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$5,465	$8,696
Short-term interest-earning deposits	41,652	32,321
Total cash and cash equivalents	47,117	41,017
Securities available for sale	131,910	126,821
Loans held for sale	59,399	61,619
Loans, net of allowance of $13,516 at March 31, 2012 and $15,526 at December 31, 2011	485,405	505,707
Federal Home Loan Bank stock, at cost	9,600	9,600
Land, premises and equipment, net	14,810	14,954
Bank owned life insurance	15,436	15,320
Other real estate owned	4,336	5,839
Accrued interest receivable	2,216	2,443
Other assets	6,602	5,647

Total assets	$776,831	$788,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$40,012	$34,586
Interest-bearing demand	77,434	76,811
Savings and money market	205,829	199,334
Time	174,735	197,680
Total deposits	498,010	508,411
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	135,000	135,000
Accrued expenses and other liabilities	5,706	6,462
Total liabilities	731,516	742,673

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 25,000,000 shares authorized at March 31, 2012 and December 31, 2011, none issued	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, shares issued 2,629,061 at March 31, 2012 and at December 31, 2011	26	26
Additional paid in capital	56,370	56,186
Common stock held by:
Employee stock ownership plan (ESOP) shares of 91,017 at March 31, 2012 and 92,214 at December 31, 2011	(1,951)	(1,977)
Benefit plans	(552)	(351)
Retained earnings (deficit)	(9,415)	(7,706)
Accumulated other comprehensive income related to AFS securities	837	116
Total stockholders' equity	45,315	46,294

Total liabilities and stockholders' equity	$776,831	$788,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$7,873	$8,562
Securities and interest-earning deposits in other financial institutions	876	1,232
Total interest and dividend income	8,749	9,794

Interest expense
Deposits	1,245	1,689
Federal Home Loan Bank advances	1,325	1,411
Securities sold under agreements to repurchase	1,196	1,173
Other borrowings	-	216
Total interest expense	3,766	4,489

Net interest income	4,983	5,305

Provision for loan losses	3,475	2,797
Net interest income after provision for loan losses	1,508	2,508

Non-interest income
Service charges and fees	784	914
Gain on sale of loans held for sale	610	360
Gain on sale of securities available for sale	-	129
Other than temporary impairment loss:
Total impairment loss	-	(275)
Portion of loss recognized in other comprehensive income	-	165
Net impairment loss recognized in earnings	-	(110)
Bank owned life insurance earnings	116	188
Interchange fees	403	249
Other	242	159
Total non-interest income	2,155	1,889
Non-interest expense
Compensation and benefits	2,190	3,972
Occupancy and equipment	516	583
FDIC insurance premiums	275	396
Foreclosed assets, net	(153)	(42)
Data processing	330	393
Outside professional services	775	489
Collection expense	486	899
Other	953	1,130
Total non-interest expense	5,372	7,820

Loss before income tax expense	(1,709)	(3,423)

Income tax expense	-	-
Net loss	$(1,709)	$(3,423)

Loss per common share:
Basic	$(0.69)	$(1.36)
Diluted	$(0.69)	$(1.36)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three months ended March 31,
	2012	2011
	(Dollars in Thousands)
Net loss	$(1,709)	$(3,423)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	721	(18)
Less reclassification adjustments for (gains) losses recognized in income	-	(129)
Net unrealized gains	721	(147)
Income tax effect	-	-
Net of tax effect	721	(147)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	-	275
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	-	(110)
Income tax effect	-	-
Net of tax effect	-	165

Total other comprehensive income	721	18

Comprehensive loss	$(988)	$(3,405)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

						ACCUMULATED
		ADDITIONAL	UNEARNED		RETAINED	OTHER
	COMMON	PAID IN	ESOP	BENEFIT	EARNINGS	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	PLANS	(DEFICIT)	INCOME (LOSS)	STOCK	EQUITY
For the three months ended March 31, 2011

Balance at January 1, 2011	$148	$61,406	$(1,397)	$(88)	$2,581	$1,941	$(19,800)	$44,791

Second-step conversion and offering	(122)	(5,223)	(684)	(1)	-	-	19,800	13,770

ESOP shares earned, 1,198 shares	-	(14)	26	-	-	-	-	12

Management restricted stock expense	-	31	-	-	-	-	-	31

Stock options expense	-	16	-	-	-	-	-	16

Shares purchased for and distributions from Rabbi Trust	-	14	-	(362)	-	-	-	(348)

Net loss	-	-	-	-	(3,423)	-	-	(3,423)
Other comprehensive income (loss)
Net change in unrealized losses on
securities available-for-sale net of
reclassification and taxes	-	-	-	-	-	18	-	18

Balance at March 31, 2011	$26	$56,230	$(2,055)	$(451)	$(842)	$1,959	$-	$54,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

						ACCUMULATED
		ADDITIONAL	UNEARNED		RETAINED	OTHER
	COMMON	PAID IN	ESOP	BENEFIT	EARNINGS	COMPREHENSIVE	TOTAL
	STOCK	CAPITAL	SHARES	PLANS	(DEFICIT)	INCOME (LOSS)	EQUITY
For the three months ended March 31, 2012

Balance at January 1, 2012	$26	$56,186	$(1,977)	$(351)	$(7,706)	$116	$46,294

ESOP shares earned, 1,197 shares	-	(23)	26	-	-	-	3

Management restricted stock expense	-	9	-	-	-	-	9

Stock options expense	-	10	-	-	-	-	10

Shares purchased for and distributions from Rabbi Trust	-	188	-	(201)	-	-	(13)

Net loss	-	-	-	-	(1,709)	-	(1,709)
Other comprehensive income (loss) Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	-	721	721

Balance at March 31, 2012	$26	$56,370	$(1,951)	$(552)	$(9,415)	$837	$45,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,709)	$(3,423)
Adjustments to reconcile net loss to to net cash from operating activities:
Provision for loan losses	3,475	2,797
Gain on sale of loans held for sale	(610)	(360)
Loans purchased / originated for sale	(186,485)	(108,871)
Proceeds from loan sales	189,314	123,536
Proceeds from SBA loan sales	2,612	-
Foreclosed assets, net	(153)	(42)
Gain on sale of securities available for sale	-	(129)
Other than temporary impairment loss on AFS securities	-	110
Loss on disposal of equipment	6	-
ESOP compensation expense	3	12
Share-based compensation expense	19	47
Accretion of discounts on securities and loans	117	341
Depreciation expense	194	258
Net change in accrued interest receivable	228	115
Net change in cash surrender value of bank owned life insurance	(116)	(188)
Net change in other assets	(89)	1,354
Net change in accrued expenses and other liabilities	(755)	65
Net cash from operating activites	6,051	15,622

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	7,756	11,478
Proceeds from the sales of securities available for sale	-	11,295
Purchase of securities available for sale	(12,419)	(31,032)
Net change in portfolio loans	13,575	8,680
Expenditures on premises and equipment	(56)	(77)
Proceeds from sales of premises and equipment	-	1,362
Proceeds from the sale of other real estate owned	1,607	-
Net cash from investing activities	10,463	1,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from financing activities
Net decrease in deposits	$(10,401)	$(20,791)
Proceeds from FHLB advances	-	1,450
Repayment of FHLB advances	-	(6,450)
Proceeds from other borrowings	-	3,309
Repayment of other borrowings	-	(5,000)
Proceeds from sale of stock in second-step conversion and offering	-	13,770
SERP distributions	(201)	-
Purchase of shares for Rabbi Trust	188	(348)
Net cash used in financing activities	(10,414)	(14,060)

Net change in cash and cash equivalents	6,100	3,268

Cash and equivalents beginning of period	41,017	8,550

Cash and equivalents at end of period	$47,117	$11,818

Supplemental information:
Interest paid	$3,788	$4,512
Income tax paid	-	-

Supplemental noncash disclosures:
Loans transferred to other real estate	$818	$596
Loans transferred to other assets - receivable	$866	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The accompanying condensed consolidated balance sheet as of December 31, 2011, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The 2011 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

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

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The new guidance was effective for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not affect the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes stockholders’ equity. The new guidance was effective for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not affect the Company’s financial condition or results of operations.

NOTE 4. AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012	(Dollars in Thousands)
State and municipal	$944	$29	$(28)	$945
Mortgage-backed securities residential	85,500	821	(39)	86,282
Collateralized mortgage obligations U.S. Govt.	44,629	182	(128)	44,683

	$131,073	$1,032	$(195)	$131,910

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011	(Dollars in Thousands)
State and municipal	$944	$28	$(42)	$930
Mortgage-backed securities residential	75,824	290	(25)	76,089
Collateralized mortgage obligations U.S. Govt.	49,937	135	(270)	49,802

	$126,705	$453	$(337)	$126,821

NOTE 4. AVAILABLE FOR SALE SECURITIES (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of March 31, 2012, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2012
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	483	512
Due after ten years	461	433
Mortgage-backed securities - residential	85,500	86,282
Collateralized mortgage obligations - U.S. Government	44,629	44,683

Total	$131,073	$131,910

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time in a continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
March 31, 2012
State and municipal	$-	$-	$433	$(28)	$433	$(28)
Mortgage-backed securities - residential	6,262	(39)	-	-	6,262	(39)
Collateralized mortgage obligations - U.S. Govt.	10,740	(42)	4,548	(86)	15,288	(128)

Total	$17,002	$(81)	$4,981	$(114)	$21,983	$(195)

December 31, 2011
State and municipal	$-	$-	$419	$(42)	$419	$(42)
Mortgage-backed securities - residential	5,088	(25)	-	-	5,088	(25)
Collateralized mortgage obligations - U.S. Govt.	28,845	(152)	5,455	(118)	34,300	(270)

Total	$33,933	$(177)	$5,874	$(160)	$39,807	$(337)

NOTE 4. AVAILABLE FOR SALE SECURITIES (continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of March 31, 2012 the Company’s security portfolio consisted of 34 securities, 9 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these securities were issued by government sponsored organizations as discussed below.

At March 31, 2012, $130.8 million, or approximately 99% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

As of March 31, 2011 the Company had OTTI of $110,000, all of which was related to the credit loss for which other-than-temporary impairment was previously recognized.

Proceeds from sales, payments, maturities and calls of securities available for sale were $7.8 million and $22.8 million for the three months ended March 31, 2012 and 2011, respectively. Gross gains of $0 and $129,000 and no gross losses were realized on these sales during the three months ended March 31, 2012 and 2011, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

NOTE 5. LOANS, NET

Loans. Following is a comparative composition of net loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012	% of total loans	December 31, 2011	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$233,082	47.3%	$241,453	46.9%
Commercial	67,562	13.7%	72,683	14.1%
Other (land and multi-family)	27,981	5.7%	29,134	5.7%
Total real estate loans	328,625	66.7%	343,270	66.8%

Real estate construction loans:
One-to-four family	1,223	0.2%	2,044	0.4%
Commercial	4,260	0.9%	4,083	0.8%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	5,483	1.1%	6,127	1.2%

Other loans:
Home equity	71,368	14.5%	74,199	14.4%
Consumer	65,525	13.3%	67,850	13.2%
Commercial	21,348	4.3%	23,181	4.5%
Total other loans	158,241	32.1%	165,230	32.0%

Total loans	492,349	100%	514,627	100%

Allowance for loan losses	(13,516)		(15,526)
Net deferred loan costs	6,697		6,730
Discounts on purchased loans	(125)		(124)

Loans, net	$485,405		$505,707

NOTE 5. LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2012:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$214,129	$1,494	$2,425	$15,034	$18,953	$233,082
Commercial	59,788	982	-	6,792	7,774	67,562
Other (land and multi-family)	22,165	78	201	5,537	5,816	27,981
Total real estate loans	296,082	2,554	2,626	27,363	32,543	328,625

Real estate construction loans:
One-to-four family	1,223	-	-	-	-	1,223
Commercial	1,898	-	-	2,362	2,362	4,260
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	3,121	-	-	2,362	2,362	5,483

Other loans:
Home equity	66,885	935	226	3,322	4,483	71,368
Consumer	63,161	1,451	371	542	2,364	65,525
Commercial	18,414	-	500	2,434	2,934	21,348
Total other loans	148,460	2,386	1,097	6,298	9,781	158,241

Total loans	$447,663	$4,940	$3,723	$36,023	$44,686	$492,349

NOTE 5. LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$221,823	$3,838	$919	$14,873	$19,630	$241,453
Commercial	62,659	-	106	9,918	10,024	72,683
Other (land and multi-family)	23,361	606	1,339	3,828	5,773	29,134
Total real estate loans	307,843	4,444	2,364	28,619	35,427	343,270

Real estate construction loans:
One-to-four family	2,044	-	-	-	-	2,044
Commercial	1,721	-	-	2,362	2,362	4,083
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	3,765	-	-	2,362	2,362	6,127

Other loans:
Home equity	67,616	2,387	141	4,055	6,583	74,199
Consumer	64,784	1,563	541	962	3,066	67,850
Commercial	20,549	-	-	2,632	2,632	23,181
Total other loans	152,949	3,950	682	7,649	12,281	165,230

Total loans	$464,557	$8,394	$3,046	$38,630	$50,070	$514,627

NOTE 5. LOANS, NET (continued)

Non-performing loans, including non-accrual loans, at March 31, 2012 and December 31, 2011 were $41.8 million and $46.6 million, respectively. There were no loans over 90 days past-due and still accruing interest as of March 31, 2012 or December 31, 2011. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified as impaired loans.

The following table presents performing and non-performing loans by class of loans as of March 31, 2012:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$216,627	$16,455	$233,082
Commercial	57,370	10,192	67,562
Other (land and multi-family)	22,242	5,739	27,981
Total real estate loans	296,239	32,386	328,625

Real estate construction loans:
One-to-four family	1,223	-	1,223
Commercial	1,898	2,362	4,260
Acquisition and development	-	-	-
Total real estate construction loans	3,121	2,362	5,483

Other loans:
Home equity	68,010	3,358	71,368
Consumer	64,751	774	65,525
Commercial	18,414	2,934	21,348
Total other loans	151,175	7,066	158,241

Total loans	$450,535	$41,814	$492,349

NOTE 5. LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of December 31, 2011:

	Performing	Non- performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$225,345	$16,108	$241,453
Commercial	58,445	14,238	72,683
Other (land and multi-family)	23,981	5,153	29,134
Total real estate loans	307,771	35,499	343,270

Real estate construction loans:
One-to-four family	2,044	-	2,044
Commercial	1,721	2,362	4,083
Acquisition and development	-	-	-
Total real estate construction loans	3,765	2,362	6,127

Other loans:
Home equity	70,108	4,091	74,199
Consumer	66,867	983	67,850
Commercial	19,501	3,680	23,181
Total other loans	156,476	8,754	165,230

Total loans	$468,012	$46,615	$514,627
18

NOTE 5. LOANS, NET (continued)

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

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$45,507	$10,221	$11,834	-	$67,562
Other (land and multi-family)	17,688	432	9,861	-	27,981
Total real estate loans	63,195	10,653	21,795	-	95,543

Real estate construction loans:
Commercial	1,898	-	2,362	-	4,260
Acquisition and development	-	-	-	-	-
Total real estate construction loans	1,898	-	2,362	-	4,260

Other loans:
Commercial	17,498	-	3,850	-	21,348
Total other loans	17,498	-	3,850	-	21,348

Total loans	$82,591	$10,653	$27,907	-	$121,151

NOTE 5. LOANS, NET (continued)

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$49,820	$8,568	$14,295	$-	$72,683
Other ( land and multi-family)	25,037	432	3,665	-	29,134
Total real estate loans	74,857	9,000	17,960	-	101,817

Real estate construction loans:
Commercial	1,721	-	2,362	-	4,083
Acquisition and development	-	-	-	-	-
Total real estate construction loans	1,721	-	2,362	-	4,083

Other loans:
Commercial	19,352	-	3,829	-	23,181
Total other loans	19,352	-	3,829	-	23,181

Total loans	$95,930	$9,000	$24,151	$-	$129,081

NOTE 5. LOANS, NET (continued)

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real estate loans

•	One-to-four family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. Given the rapid deterioration in the market value of residential real estate over the last several years, there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Commercial real estate loans generally have greater credit risks compared to one- to four- family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family loans due the reliance on the successful operation the project. Both loan types are also more sensitive to adverse economic conditions.

Real estate construction loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or accordance with specifications and projected costs.

NOTE 5. LOANS, NET (continued)

Other loans

•	Home equity loans and home equity lines are similar to one-to-four family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group or borrowers. However, similar to one-to-four family residential loans, risk of loss has increased over the last several years due to deterioration of the real estate market.

•	Consumer loans tend to be secured by depreciating collateral, including cars and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

NOTE 5. LOANS, NET (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2012 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$6,030	$(1,114)	$256	$558	$5,730
Commercial	3,143	(2,138)	2	1,059	2,066
Other (land and multi-family)	1,538	(900)	-	172	810
Total real estate loans	10,711	(4,152)	258	1,789	8,606

Real estate construction loans:
One-to-four family	120	-	-	(118)	2
Commercial	-	-	-	-	-
Acquisition and development	-	-	-	-	-
Total real estate construction loans	120	-	-	(118)	2

Other Loans:
Home equity	3,125	(1,132)	13	1,126	3,132
Consumer	885	(483)	80	567	1,049
Commercial	685	(71)	2	111	727
Total other loans	4,695	(1,686)	95	1,804	4,908

Total loans	$15,526	$(5,838)	$353	$3,475	$13,516

NOTE 5. LOANS, NET (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,860	$(1,406)	$141	$1,130	$5,725
Commercial	2,443	-	-	87	2,530
Other (land and multi-family)	1,019	(49)	33	211	1,214
Total real estate loans	9,322	(1,455)	174	1,428	9,469

Real estate construction loans:
One-to-four family	18	-	-	84	102
Commercial	37	-	-	110	147
Acquisition and development	-	-	-	-	-
Total real estate construction loans	55	-	-	194	249

Other Loans:
Home equity	1,663	(1,106)	4	1,325	1,886
Consumer	1,922	(249)	54	(133)	1,594
Commercial	382	-	-	(17)	365
Total other loans	3,967	(1,355)	58	1,175	3,845

Total loans	$13,344	$(2,810)	$232	$2,797	$13,563

NOTE 5. LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of March 31, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total Ending Balance
		(Dollars in Thousands)

Allowance for loan losses:
Real estate loans:
One-to-four family	$1,494	$4,236	$5,730
Commercial	1,794	272	2,066
Other (land and multi-family)	29	781	810
Total real estate loans	3,317	5,289	8,606
Real estate construction loans:
One-to-four family	-	2	2
Commercial	-	-	-
Acquisition and development	-	-	2
Total real estate construction loans	-	2	-
Other Loans:
Home equity	120	3,012	3,132
Consumer	147	902	1,049
Commercial	349	378	727
Total other loans	616	4,292	4,908
Total ending allowance balance	3,933	9,583	13,516

Loans:
Real estate loans:
One-to-four family	11,563	221,519	233,082
Commercial	14,964	52,598	67,562
Other (land and multi-family)	6,464	21,517	27,981
Total real estate loans	32,991	295,634	328,625
Real estate construction loans:
One-to-four family	-	1,223	1,223
Commercial	2,362	1,898	4,260
Acquisition and development	-	-	-
Total real estate construction loans	2,362	3,121	5,483
Other Loans:
Home equity	2,509	68,859	71,368
Consumer	429	65,096	65,525
Commercial	3,840	17,508	21,348
Total other loans	6,778	151,463	158,241
Total ending loans balance	$42,131	$450,218	$492,349

NOTE 5. LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2011:

	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total Ending Balance
		(Dollars in Thousands)

Allowance for loan losses:
Ending allowance balance attributable to loans:
Real estate loans:
One-to-four family	$1,514	$4,516	$6,030
Commercial	2,891	252	3,143
Other (land and multi-family)	895	643	1,538
Total real estate loans	5,300	5,411	10,711
Real estate construction loans:
One-to-four family	116	4	120
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	116	4	120
Other Loans:
Home equity	40	3,085	3,125
Consumer	154	731	885
Commercial	347	338	685
Total other loans	541	4,154	4,695
Total ending allowance balance	$5,957	$9,569	$15,526
Loans:
Real estate loans:
One-to-four family	$11,221	$230,232	$241,453
Commercial	19,323	53,360	72,683
Other (land and multi-family)	6,414	22,720	29,134
Total real estate loans	36,958	306,312	343,270
Real estate construction loans:
One-to-four family	455	1,589	2,044
Commercial	2,362	1,721	4,083
Acquisition and development	-	-	-
Total real estate construction loans	2,817	3,310	6,127
Other Loans:
Home equity	1,959	72,240	74,199
Consumer	319	67,531	67,850
Commercial	4,049	19,132	23,181
Total other loans	6,327	158,903	165,230
Total ending loans balance	$46,102	$468,525	$514,627

NOTE 5. LOANS, NET (continued)

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. The amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $3.9 million and $6.0 million at March 31, 2012 and December 31, 2011, respectively.

Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates those loans compared to prevailing interest rates at the time of restructure. TDRs classified as impaired loans as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Real Estate
One-to-four family	$9,719	$9,081
Commercial	4,693	3,941
Other (Land & multi-family)	1,721	3,260

Construction
Construction - One-to-four family	-	455
Construction - Commercial	-	-
Construction - Acquisition & Development	-	-

Other Loans
Home Equity	2,473	1,923
Consumer	429	319
Commercial	877	358

Total	$19,913	$19,337

NOTE 5. LOANS, NET (continued)

There were no commitments to lend additional amounts on TDRs as of March 31, 2012 and December 31, 2011.

The Company is proactive in modifying residential and home equity loans in early stage delinquency because we believe modifying the loan prior to it becoming non-performing results in the least cost to the Bank. The Bank also modifies larger commercial and commercial real estate loans as TDRs rather than pursuing other means of collection when it believes the borrower is committed to the successful repayment of the loan and the business operations are likely to support the modified loan terms.

The following tables present information on troubled debt restructurings and subsequent defaults during the period ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled Debt Restructuring:
Real estate loans:
One-to-four family	6	$586	$563
Commercial	3	544	544
Other	3	668	668

Other loans:
Home equity	4	649	649
Consumer	3	218	218
Commercial	1	43	43

Total	20	$2,708	$2,685

There were no subsequent defaults on loans that were restructured as troubled debt restructurings during the three months ended March 31, 2012.

NOTE 5. LOANS, NET (continued)

The following table presents information about impaired loans as of March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	6,075	7,858	-
Other (land and multi-family)	3,154	4,555	-
Total real estate loans	9,229	12,413	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	2,362	5,669	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	5,669	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	535	535	-
Total other loans	535	535	-

Total	$12,126	$18,617	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$11,563	$11,670	$1,494
Commercial	8,889	8,889	1,794
Other (land and multi-family)	3,310	3,310	29
Total real estate loans	23,762	23,869	3,317

Real estate construction loans:
One-to-four family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	2,509	2,509	120
Consumer	429	429	147
Commercial	3,305	3,305	349
Total other loans	6,243	6,243	616

Total	$30,005	$30,112	$3,933

NOTE 5. LOANS, NET (continued)

The following table presents information about impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	5,073	6,544	-
Other (land and multi-family)	2,742	2,742	-
Total real estate loans	7,815	9,286	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	2,362	5,669	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	5,669	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	713	713	-
Total other loans	713	713	-

Total	$10,890	$15,668	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$11,221	$11,267	$1,514
Commercial	14,250	14,250	2,891
Other (land and multi-family)	3,672	4,172	895
Total real estate loans	29,143	29,689	5,300

Real estate construction loans:
One-to-four family	455	455	116
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	455	455	116

Other loans:
Home equity	1,959	1,959	40
Consumer	319	319	154
Commercial	3,336	3,336	347
Total other loans	5,614	5,614	541

Total	$35,212	$35,758	$5,957

NOTE 5. LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans for the three months ended March 31, 2012:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$11,392	$78	$-
Commercial	17,144	61	-
Other (land and multi-family)	6,439	31	-
Total real estate loans	34,975	170	-

Real estate construction loans:
One-to-four family	228	-	-
Commercial	2,362	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,590	-	-

Other loans:
Home equity	2,234	28	-
Consumer	374	6	-
Commercial	3,945	7	-
Total other loans	6,553	41	-

Total loans	$44,118	$211	$-

NOTE 5. LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans for the three months ended March 31, 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$14,414	$160	$-
Commercial	19,397	146	-
Other ( land and multi-family)	6,753	37	-
Total real estate loans	40,564	343	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	902	-	-
Acquisition and development	1,353	16	-
Total real estate construction loans	2,255	16	-

Other loans:
Home equity	1,480	19	-
Consumer	260	3	-
Commercial	4,812	45	-
Total other loans	6,552	67	-

Total loans	$49,371	$426	$-

NOTE 5. LOANS, NET (continued)

The Company has originated loans with directors and executive officers and their associates. These loans totaled approximately $1.6 million at both March 31, 2012 and December 31, 2011. The activity on these loans during the three month period ended March 31, 2012 and the year ended December 31, 2011 was as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)
Beginning balance	$1,587	$2,703
New loans	13	49
Effect of changes in related parties	-	(1,119)
Repayments	(6)	(46)
Ending balance	$1,594	$1,587

NOTE 6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million at March 31, 2012 and December 31, 2011. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $120.6 million and $122.2 million in securities posted as collateral for these instruments at March 31, 2012 and December 31, 2011, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases.

Information concerning securities sold under agreements to repurchase as of March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)
Average daily balance	$92,800	$92,800
Average interest rate	5.16%	5.16%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average interest rate at period end	5.16%	5.10%
Weighted average maturity (months)	51	54

The securities sold under agreements to repurchase at March 31, 2012 mature as follows:

2012	$-
2013	-
2014	26,500
2015	10,000
2016	5,000
Thereafter	51,300
$92,800

NOTE 6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. In the event the Bank’s regulatory capital ratios fall below well-capitalized it may be required to provide additional collateral. In the event the capital ratios fall below adequately capitalized, or the Bank receives a cease and desist order from its primary banking regulator, the counterparty on $77.8 million of the $92.8 million total has the option to call the debt at its fair value. At March 31, 2012, the fair value of that portion of the debt exceeded the carrying value by approximately $12.5 million. At maturity or termination, the securities underlying the agreements will be returned to the Company.

NOTE 7. FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) borrowings were $135.0 million at March 31, 2012 and at December 31, 2011. FHLB advances had a weighted-average maturity of 52 months and a weighted-average rate of 3.88% at March 31, 2012.

NOTE 8. LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three months ended March 31, 2012 and 2011 was as follows:

	(Dollars in Thousands, except per share data)
	For the three months
	ended March 31,
	2012	2011
Basic
Net loss	$(1,709)	$(3,423)
Weighted average common shares outstanding	2,628,969	2,629,181
Less: Average unallocated ESOP shares	(91,017)	(69,954)
Average director's deferred compensation shares	(42,205)	(44,380)
Average unvested restricted stock awards	(1,393)	(3,138)

Average Shares	2,494,354	2,511,709

Basic loss per common share	$(0.69)	$(1.36)

Diluted
Net loss	$(1,709)	$(3,423)

Weighted average shares outstanding from above	2,494,354	2,511,709
Add:Dilutive effects of assumed exercise of stock options	-	-
Dilutive effects of full vesting of stock awards	-	-

Average shares and dilutive potential common shares	2,494,354	2,511,709

Diluted loss per common share	$(0.69)	$(1.36)

Stock options for shares of common stock were not considered in computing diluted loss per common share for the three months ended March 31, 2012 and 2011, respectively. There was no dilutive effect as each period reported a net loss.

NOTE 9. FAIR VALUE

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

NOTE 9. FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 using:
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
State and municipal	945	-	945	-
Mortgage-backed securities – residential	86,282	-	86,282	-
Collateralized mortgage obligations – U.S. Govt.	44,683	-	44,683	-

	Fair Value Measurements at December 31, 2011 using:
	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
State and municipal	930	-	930	-
Mortgage-backed securities – residential	76,089	-	76,089	-
Collateralized mortgage obligations – U.S. Govt.	49,802	-	49,802	-

NOTE 9. FAIR VALUE (continued)

The Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2012. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

Investment
Securities
Available-for-sale
(Dollars in Thousands)
Balance of recurring Level 3 assets at January 1, 2011	$6,734
Total realized and unrealized gains (losses):
Included in earnings - realized	186
Included in earnings - unrealized	(186)
Included in other comprehensive income	(12)
Proceeds from maturities and payments, net	-
Proceeds from sales	(6,722)
Transfers in to level 3	-
Transfers out of level 3	-
Balance of recurring Level 3 assets at December 31, 2011	$-

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3. The Company determined that no debt securities were appropriately evaluated as Level 3 assets as of March 31, 2012 and December 31, 2011.

NOTE 9. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$4,336	-	-	$4,336
Impaired loans – collateral dependent	$7,431	-	-	$7,431

	Quantitative Information about Level 3 Fair Value Measurements at March 31, 2012:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousands)
Assets:
Other real estate owned	$4,336	Broker Price Opinions Appraisal of collateral (1), (3)	Liquidation expenses (2)	8% to 10% (8.59%)
Impaired loans – collateral dependent	$7,431	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 20% (1.72%)
			Liquidation expenses (2)	0% to 10% (6.42%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

NOTE 9. FAIR VALUE (continued)

	Fair Value Measurements at December 31, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,839	$-	$-	$5,839
Impaired loans – collateral dependent	$18,006	$-	$-	$18,006

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

Write-downs on other real estate owned for the three months ended March 31, 2012 and 2011 were $86,000 and $47,000, respectively.

Impaired loans:

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral. Collateral dependent loans had a carrying amount of $7.4 million and $18.0 million, net of a valuation allowance of $0 and $2.1 million at March 31, 2012 and December 31, 2011, respectively. Provision for loan losses of $91,000 and $545,000 was recorded on impaired loans during the three months ended March 31, 2012 and 2011, respectively.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets:
Cash and due from financial institutions	$5,465	$5,465	$5,465	-	-
Short-term interest-earning deposits	41,652	41,652	41,652	-	-
Accrued interest receivable	2,216	2,216	-	2,216	-
Loans held for sale	59,399	59,637	-	59,637	-
Loans, net	485,405	522,742	-	515,311	7,431
Federal Home Loan Bank stock	9,600	9,600	-	-	9,600
Liabilities:
Deposits	498,010	498,903	-	498,903	-
Securities sold under agreements to repurchase	92,800	108,020	-	108,020	-
Federal Home Loan Bank advances	135,000	150,749	-	150,749	-
Accrued interest payable	1,120	1,120	-	1,120	-

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets:
Cash and due from financial institutions	$8,696	$8,696	$8,696	-	-
Short-term interest-earning deposits	32,321	32,321	32,321	-	-
Accrued interest receivable	2,443	2,443	-	2,443	-
Loans held for sale	61,619	61,619	-	61,619	-
Loans, net	505,707	543,898	-	525,892	18,006
Federal Home Loan Bank stock	9,600	9,600	-	-	9,600
Liabilities:
Deposits	508,411	509,388	-	509,388	-
Securities sold under agreements to repurchase	92,800	108,087	-	108,087	-
Federal Home Loan Bank advances	135,000	151,517	-	151,517	-
Accrued interest payable	1,142	1,142	-	1,142	-

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

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) the liquidity position of the Federal Home Loan Bank. The Company did not consider the Federal Home Loan Bank stock to be impaired at March 31, 2012.

NOTE 11. INCOME TAXES

The Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized. A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence. Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions. Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards. At March 31, 2012, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $26.3 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax benefit was as follows:

	Year to date
	March 31, 2012	March 31, 2011

Pre-tax loss	$(1,709)	$(3,423)
Effective tax rate	40.4%	40.6%
Tax benefit	(690)	(1,391)
Increase in valuation allowance - federal	619	1,267
Increase in valuation allowance - state	71	124
Income tax expense (benefit)	$-	$-

NOTE 12. INDIVIDUAL MINIMUM CAPITAL REQUIREMENT

At March 31, 2012 and December 31, 2011, Atlantic Coast Bank was classified as "well capitalized" under prompt corrective action requirements. There are no conditions or events since March 31, 2012 that management believes have changed the classification; however, the Bank entered into an individual minimum capital requirement (“IMCR”) with the Office of Thrift Supervision (“OTS”), the predecessor to the OCC, on May 13, 2011. Under the IMCR, the Bank agreed to achieve and maintain a Tier 1 leverage ratio of 7% at September 30, 2011.

The Bank’s Tier 1 (core) capital to adjusted total assets was 5.71% at March 31, 2012.

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

Recent Developments

While the Company's capital levels continued to exceed the required minimums of 5%, 6%, and 10%, respectively, necessary to be deemed a well-capitalized institution, the Company remained under an Individual Minimum Capital Requirement agreement with regulators during the first quarter of 2012, which mandates that Atlantic Coast Bank must achieve a 7% Tier 1(core) capital ratio. With this in mind, and in light of the losses the Company has incurred over the past four years, the Company's Board of Directors began a review of strategic alternatives late in 2011, and engaged a financial advisor to assist in the exploration of alternatives to enhance stockholder value. The Company also received approval from the Federal Reserve Board to pursue these strategic alternatives, which include consideration of a potential business combination and a rights offering. This process continues, however, there can be no assurances as to the outcome of these efforts.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining fair value of securities available for sale, other real estate owned and accounting for deferred income taxes. These accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Allowance for Loan Losses

An allowance for loan losses (“allowance”) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the weak United States economy in general, it is likely that impairment reserves on non-performing one-to-four family residential and home equity loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one-to-four family residential and home equity loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans. Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component. Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during each year through the first quarter of 2012. The increase reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. No specific allowance is recorded unless fair value is less than carrying value. Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the general allowance for loan losses policy described above. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless the loan has been modified as a troubled debt restructuring as discussed below.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the three months ended March 31, 2012.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of March 31, 2012, the Company had a valuation allowance of $26.3 million for the net deferred tax asset.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General. Total assets decreased $12.1 million, or 1.5%, to $776.8 million at March 31, 2012 as compared to $789.0 million at December 31, 2011. The primary reason for the decrease in assets was a decrease in loans of $22.3 million, partially offset by an increase in cash and cash equivalents of $6.1 million and an increase in securities available for sale of $5.1 million as the Company continued to manage its balance sheet consistent with its capital preservation strategy and to increase the Company’s liquidity position. Total deposits decreased $10.4 million, or 2.0%, to $498.0 million at March 31, 2012 from $508.4 million at December 31, 2011. Non-maturing deposits consisting of non-interest bearing and interest bearing demand accounts and savings and money market accounts grew by $12.5 million, while time deposits decreased by $22.9 million during the first quarter of 2012.

Following is a summarized comparative balance sheet as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,	Increase (decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$47,117	$41,017	$6,100	14.9%
Securitites available for sale	131,910	126,821	5,089	4.0%
Loans	498,921	521,233	(22,312)	-4.3%
Allowance for loan losses	13,516	15,526	(2,010)	-12.9%
Loans, net	485,405	505,707	(20,302)	-4.0%
Loans held for sale	59,399	61,619	(2,220)	-3.6%
Other assets	53,000	53,803	(803)	-1.5%
Total assets	$776,831	$788,967	$(12,136)	-1.5%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$40,012	$34,586	$5,426	15.7%
Interest bearing demand	77,434	76,811	623	0.8%
Savings and money market	205,829	199,334	6,495	3.3%
Time	174,735	197,680	(22,945)	-11.6%
Total deposits	498,010	508,411	(10,401)	-2.0%
Federal Home Loan Bank advances	135,000	135,000	-	0.0%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Accrued expenses and other liabilities	5,706	6,462	(756)	-11.7%
Total liabilities	731,516	742,673	(11,157)	-1.5%
Stockholders' equity	45,315	46,294	(979)	-2.1%
Total liabilities and stockholders' equity	$776,831	$788,967	$(12,136)	-1.5%

Securities available for sale. Securities available for sale was comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased approximately $5.1 million to $131.9 million at March 31, 2012, from $126.8 million at December 31, 2011. As of March 31, 2012, approximately $120.6 million of securities available for sale were pledged as collateral for the securities sold under agreements to repurchase. At March 31, 2012, approximately $130.8 million, or 99%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Loans held for sale. Loans held for sale were comprised entirely of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators. Loans held for sale decreased $2.2 million, or approximately 3.6% to $59.4 million at March 31, 2012 as compared to $61.6 million at December 31, 2011 primarily due to a decrease in loan production from our warehouse lending operations. As of March 31, 2012, the weighted average number of days outstanding of loans held for sale was 27 days.

During the three months ended March 31, 2012, the Company originated a total of $186.5 million of loans held for sale, comprised of approximately $11.1 million of one- to four-family residential loans originated internally, and approximately $175.4 million of one- to four-family residential loans purchased from third parties under warehouse loan agreements. Approximately $189.3 million of the one- to four-family residential loans were sold, resulting in a gain of $610,000 and interest earned of $600,000 on outstanding balances which was recorded in interest income. The Company intends to continue to focus on opportunities to grow the warehouse line of business in the near future due to its favorable margins and efficient capital usage.

Loans. Below is a comparative composition of net loans as of March 31, 2012 and December 31, 2011, excluding loans held for sale:

	March 31, 2012	% of total loans	December 31, 2011	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$233,082	47.4%	$241,453	46.9%
Commercial	67,562	13.7%	72,683	14.1%
Other ( land and multi-family)	27,981	5.7%	29,134	5.7%
Total real estate loans	328,625	66.8%	343,270	66.8%

Real estate construction loans:
One-to-four family	1,223	0.2%	2,044	0.4%
Commercial	4,260	0.9%	4,083	0.8%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	5,483	1.1%	6,127	1.2%

Other loans:
Home equity	71,368	14.5%	74,199	14.4%
Consumer	65,525	13.3%	67,850	13.2%
Commercial	21,348	4.3%	23,181	4.5%
Total other loans	158,241	32.1%	165,230	32.0%

Total loans	492,349	100%	514,627	100%

Allowance for loan losses	(13,516)		(15,526)
Net deferred loan costs	6,697		6,730
Premiums (discounts) on purchased loans	(125)		(124)

Loans, net	$485,405		$505,707

Total portfolio loans declined $22.3 million or approximately 4.0% to $492.3 million at March 31, 2012 as compared to $514.6 million at December 31, 2011 primarily due to payoffs of one- to four-family residential loans during the three months ended March 31, 2012. Portfolio loan originations increased $600,000 to $11.1 million for the three months ended March 31, 2012 from $10.5 million for the same period in 2011.

Small business loan originations, including SBA loans, were $2.3 million during the three months ended March 31, 2012. The Company intends to sell the guaranteed portion of SBA loans upon completion of loan funding. The Company plans to continue to expand this business line going forward.

Consistent with its capital preservation and risk management policies, the Company does not intend to portfolio originated loans, but rather continue to emphasize the sale of mortgages it originates in the secondary market in the near term.

The composition of the Bank’s loan portfolio is heavily weighted toward one- to four-family residential loans. As of March 31, 2012, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $305.7 million, or 62.1% of total gross loans. Approximately $44.1 million, or 60.6% of loans recorded as home equity loans are in a first lien position. Accordingly, $278.4 million, or 91.1% of loans collateralized by one- to four-family residential loans were in a first lien position as of March 31, 2012.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
1-4 Family First Mortgages	$149,100	$47,007	$36,975	$233,082
1-4 Family Second Mortgages	34,245	35,927	1,195	71,367
1-4 Family Construction Loans	1,082	-	141	1,223
	$184,427	$82,934	$38,311	$305,672

Allowance for loan losses. The allowance for loan losses was $13.5 million, or 2.71% of total loans compared to $15.5 million or 2.98% of total loans outstanding at March 31, 2012 and December 31, 2011, respectively.

The allowance for loan losses activity for the three months ended March 31, 2012 and 2011 was as follows:

	March 31,	March 31,
	2012	2011
	(Dollars in Thousands)
Balance at beginning of period	$15,526	$13,344

Charge-offs:
Real Estate Loans
One-to four-family	1,114	1,406
Commercial	2,138	-
Other (Land & Multi-family)	900	49
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Development	-	-
Other Loans
Home equity	1,131	1,106
Consumer	483	249
Commercial	71	-
Total charge-offs	5,837	2,810

Recoveries:
Real Estate Loans
One-to four-family	256	141
Commercial	2	-
Other (Land & Multi-family)	-	33
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	13	4
Consumer	80	54
Commercial	2	-
Total recoveries	353	232

Net charge-offs	5,484	2,578
Provision for loan losses	3,474	2,797
Balance at end of period	$13,516	$13,563

Net charge-offs for the first quarter of 2012 includes $1.6 million, of which $1.1 million was reserved for in 2011, for the expected loss on a non-performing income producing commercial real estate loan that the Bank has consented to a plan by the borrower to sell the collateral in order to repay the remaining loan balance. Net charge-offs for the quarter ended March 31, 2012, also increased approximately $900,000 for charge-off of collateral dependent loans, the impairment for which had been reserved for in 2011, and the Company has determined no other sources of repayment exist.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. Following the same policy the Company charges- off the entire balance of second position home equity loans at the time the loan becomes non-performing. During the three months ended March 31, 2012, charge-offs include partial charge-offs of approximately $872,000 of one- to four-family first mortgages and home equity loans identified as non-performing, a decrease of $128,000 as compared to $1.0 million for the same period in the prior year, principally attributable to reduced losses on one-to four family residential mortgages.

Non-performing assets:	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$16,503	$16,108
Commercial	10,937	14,238
Other	4,764	5,153

Construction - One-to-four-family	229	-
Construction - Commercial	2,362	2,362
Construction - Acquisition & Development	-	-

Other Loans - Consumer
Home Equity	3,468	4,091
Other	617	983
Commercial	2,934	3,680

Total non-performing loans	41,814	46,615
Other real estate owned	4,538	5,839

Total non-performing assets	$46,352	$52,454

Non-performing loans to total loans	8.38%	8.94%
Non-performing loans to total assets	5.38%	5.91%
Non-performing assets to total assets	5.94%	6.65%

Non-performing loans were $41.8 million or 8.38% of total loans and $46.6 million, or 8.94% of total loans at March 31, 2012, and December 31, 2011, respectively. The decrease of non-performing loans was primarily due to 1) the sale of a $2.0 million non-performing commercial real estate loan collateralized by an income producing property for an additional net charge-off of $300,000; 2) a net charge off of $1.6 million for a non-performing commercial real estate loan that the Company agreed allow the borrower to sell as a means of resolving the loan. ; and 3) a decrease of $750,000 for non-performing home equity loans due to improved delinquency trends. The short sale of the commercial real estate loan is expected to close in second quarter 2012, and when settled will reduce non-performing loans by an additional $1.3 million.

During the first quarter of 2012 the market for disposing of non-performing assets became more liquid leading to the sales described above. These types of transactions may result in additional losses over the amounts provided in the allowance for loan losses however the Company continues to attempt to reduce non-performing assets through the least costly means possible. The allowance for loan loss is determined by the information available at the time and reflects management’s best estimate of loss.

As of March 31, 2012, total non-performing one- to four-family residential and home equity loans of $20.0 million included $17.8 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. As of March 31, 2012, and December 31, 2011, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of March 31, 2012 and December 31, 2011.

Other real estate owned declined $1.3 million due to sales of foreclosed assets, primarily as the result of the sale of one large non-performing commercial real estate loan.

At March 31, 2012 the five largest non-performing loans were as follows: 1) the largest relationship was comprised of loans totaling $6.9 million secured by owner occupied commercial real estate and business assets. The borrower filed Chapter 11 bankruptcy in December 2010, and was paying the adequate protection payments under the plan of bankruptcy but the loans were considered to be non-performing as of March 31, 2012. The Bank’s second largest lending relationship was also $6.9 million which was comprised of two loans secured by owner occupied commercial real estate and a line of credit secured by business assets and personal residences of the guarantors. This loan relationship was performing as of March 31, 2012. The third largest relationship was a $6.1 million loan and is secured by land for development of residential real estate and a marina. This loan was performing as of March 31, 2012. The fourth largest relationship was $3.7 million in loans comprised of occupied commercial real estate, equipment financings and residential real estate owned by the guarantors. These loans were performing as of March 31, 2012. The fifth largest lending relationship was $3.6 million in loans, which is comprised of two loans, one secured by income producing commercial real estate and one secured by commercial real estate. These loans were performing as of March 31, 2012.

The tables below compare period-end allowance, (which includes the general component which is available for the entire loan portfolio and specific components of the allowance for loan losses) to non-performing loans as of March 31, 2012 and December 31, 2011:

Comparison of Loan Loss Allowance to Non-Performing Loans

March 31, 2012

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$16,503	$5,730	34.72%
Commercial	10,937	2,066	18.89%
Other (land & multi-family)	4,764	810	17.00%

Real Estate Construction
Construction One-to four family	229	2	-
Construction Commercial	2,362	-	0.00%
Acquistion & Development	-	-	-

Other Loans
Home Equity	3,468	3,132	90.31%
Consumer	617	1,049	170.02%
Commercial	2,934	727	24.78%
Totals	$41,814	$13,516	32.32%

Comparison of Loan Loss Allowance to Non-Performing Loans

December 31, 2011

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$16,108	$6,030	37.43%
Commercial	14,238	3,143	22.07%
Other (land & multi-family)	5,153	1,538	29.85%

Real Estate Construction
Construction One-to four family	-	120	-
Construction Commercial	2,362	-	0.00%
Acquistion & Development	-	-	-

Other Loans
Home Equity	4,091	3,125	76.39%
Consumer	983	885	90.03%
Commercial	3,680	685	-
Totals	$46,615	$15,526	33.31%

The percentage of general and specific loan loss allowance to non-performing loans decreased at March 31, 2012 as compared to year end 2011, primarily due to the decline in large balance non-performing commercial real estate loans and other commercial real estate loans and therefore a reduction in specific reserves. In addition the general reserve for one-to four family residential loans declined due to reduced delinquencies. Specific reserves of $1.1 million on a commercial real estate loan as of December 31, 2011 were charged-off during the quarter ended March 31, 2012 as a result of the the Company’s agreement to allow a borrower to sell the income producing collateral in order to settle the loan. Following the charge-off of the specific reserve the remaining non-performing loan balance was $1.3 million. Specific reserves on other commercial real estate loans of approximately $900,000 as of December 31, 2011, were charged off during the first quarter of 2012 as the Company determined that collectability on the loans were entirely based on the sale of the collateral.

Impaired Loans. The following table shows impaired loans segregated by performing and non-performing and the associated specific reserve as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Balance	Specific Reserve	Balance	Specific Reserve
		(Dollars in Thousands)
Performing	$85	$-	$179	$-

Non-performing	22,133	2,348	26,586	4,262

TDR by category:

TDR-performing commercial	6,036	333	6,000	591

TDR-performing residential	13,877	1,252	13,337	1,104

Total impaired loans	$42,131	$3,933	$46,102	$5,957

The decline in non-performing impaired loans was primarily due to the sale of a $2.0 million commercial real estate loan collateralized by an income producing property for an additional charge-off of $300,000 as well as a $1.6 million charge-off on a non-performing commercial real estate loan following the Company’s agreement to permit a borrower to sell the income producing for settlement of the loan.

Impaired loans include large non-homogenous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include troubled debt restructurings (“TDRs”) where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates of those loans compared to prevailing interest rates at the time of restructure. When a TDR loan with a market rate of interest has performed for over 12 months under terms of the modification it is classified as a performing loan.

Troubled debt restructured loans totaled $19.9 million as of March 31, 2012 as compared to $19.3 million at December 31, 2011. Approximately $11.6 million of restructured loans demonstrated 12 months of performance under restructured terms and therefore are reported as performing or were paid off.

Deferred Income Taxes. As of both March 31, 2012 and December 31, 2011 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $26.3 million for the full amount of the net federal and state deferred tax assets as of March 31, 2012. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposits were $498.0 million at March 31, 2012, a decrease of $10.4 million from $508.4 million at December 31, 2011. Non-maturing deposits grew by $12.5 million during the first three months of 2012, as the Bank leveraged consumers’ demonstrated preference for shorter duration, more liquid deposit products through targeted marketing promotional campaigns to grow non-maturity deposits. As a result, time deposits decreased by $22.9 million during the same time period. Non-maturing deposits grew to $323.3 million at March 31, 2012, with interest-bearing demand and savings products offered under our successful reward programs experiencing the largest increase in new accounts and households. Time deposits decreased to $174.7 million as of March 31, 2012 primarily due to decreased time deposits acquired through brokers. As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Supervisory Agreement with the Office of Thrift Supervision dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval over the agreed upon amount of $52.5 million. At March 31, 2012 the Bank had brokered deposits of $9.5 million. The Company’s management does not believe this restriction has a significant effect on the Company’s liquidity.

Securities sold under agreements to repurchase. The Bank has $92.8 million of securities sold under agreements to repurchase (“reverse repo”) comprised of structured notes with two different counterparties in amounts totaling $77.8 million and $15.0 million, respectively. The individual agreements take the form of term repurchase agreements with maturities beginning in 2014 and final maturities in 2018. The fair value of the securities collateralizing the reverse repos at March 31, 2012 was $120.6 million. The market value of the debt exceeded the principal balance outstanding by $15.3 million.

The agreements with the counterparty of the $77.8 million reverse repo contain default conditions which if triggered would materially impact the Bank’s capital and results of operations. In the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the OCC the counterparty has the option to terminate the reverse repo agreements at the market rate of the debt. As of March 31, 2012 the market rate of the debt exceeded the principal balance outstanding by $12.5 million.

Information concerning securities sold under agreements to repurchase as of March 31, 2012 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.16%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.16%

Federal Home Loan Bank advances. FHLB advances had a weighted-average maturity of 52 months and a weighted-average rate of 3.88% at March 31, 2012. During the quarter ended March 31, 2012, the Company received notice from the FHLB of Atlanta that our borrowing capacity had been reduced by approximately $51.2 million to $12.6 million from $63.8 million at December 31, 2011. To the extent the Company has borrowing capacity it may continue to utilize FHLB advances to manage short and long-term liquidity needs.

Stockholders’ equity. Stockholders’ equity decreased by approximately $979,000 to $45.3 million at March 31, 2012 from $46.3 million at December 31, 2011 due to the net loss of $1.7 million for the three months ended March 31, 2012, offset by an increase in other comprehensive income of $721,000.

Beginning in 2009 and continuing into 2012, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio decreased to 5.83% at March 31, 2012, from 5.87% at December 31, 2011. As of March 31, 2012, the Bank was not in compliance with the Individual Minimum Capital Requirement (IMCR) agreed to by the Bank with the Office of Thrift Supervision on May 13, 2011. Under the IMCR, the Bank agreed to achieve a Tier 1 leverage ratio of 7.0% as of September 30, 2011. Total risk-based capital to risk-weighted assets was 11.2%, Tier 1 capital to risk-weighted assets was 9.9%, and Tier 1 capital to adjusted total assets was 5.7% at March 31, 2012, respectively. These ratios as of December 31, 2011 were 10.9%, 9.7% and 5.8%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011.

General. Net loss for the three months ended March 31, 2012, was $1.7 million, which was an improvement of $1.7 million from a net loss of $3.4 million for the same period in 2011. The Company's lower net loss for the first quarter of 2012 reflected lower non-interest expense of $2.4 million, primarily in compensation and benefits and an increase in non-interest income of $266,000, partially offset by the increase in provision for loan losses of $678,000 and a decrease in net interest income of $322,000. The increase in non-interest income related to higher gains on sales of loans which was offset by the decrease in net interest income, which was due to lower average balances of interest-earning assets as well as lower average yields.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended March 31, 2012 and 2011. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended March 31,
	2012			2011
	(Dollars in Thousands)

	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$561,156	$7,873	5.60%	$588,985	$8,562	5.81%
Securites(2)	131,788	824	2.52%	150,336	1,201	3.20%
Other interest-earning assets(3)	59,617	52	0.36%	26,430	31	0.47%
Total interest-earning assets	752,561	8,749	4.64%	765,751	9,794	5.12%
Non-interest earning assets	32,590			44,350
Total assets	$785,151			$810,101

INTEREST-BEARING LIABILITIES
Savings deposits	$75,553	$106	0.56%	$65,718	$106	0.65%
Interest bearing demand accounts	76,323	139	0.72%	73,297	224	1.22%
Money market accounts	126,674	175	0.56%	117,699	234	0.80%
Time deposits	188,290	825	1.76%	222,060	1,125	2.03%
Securities sold under agreements to repurchase	92,800	1,196	5.16%	92,800	1,173	5.06%
Federal Home Loan Bank advances	135,000	1,325	3.92%	145,894	1,411	3.87%
Other borrowings	-	-	-	2,144	216	40.30%
Total interest-bearing liabilities	694,640	3,766	2.16%	719,612	4,489	2.50%
Non-interest bearing liabilities	43,467			35,622
Total liabilities	738,107			755,234
Stockholders' equity	47,044			54,867
Total liabilities and stockholders' equity	$785,151			$810,101

Net interest income		$4,983			$5,305
Net interest spread			2.48%			2.62%
Net earning assets	$57,921			$46,139
Net interest margin(4)			2.65%			2.77%
Average interest-earning assets to average interest-bearing liabilities		108.34%			106.41%

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

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities as of and for the three months ended March 31, 2012 as compared to the same period in 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(396)	$(293)	$(689)
Securities	(137)	(241)	(378)
Other interest-earning assets	31	(9)	22
Total interest-earning assets	(502)	(543)	(1,045)

INTEREST-BEARING LIABILITIES
Savings deposits	15	(16)	(1)
Interest bearing demand accounts	9	(94)	(85)
Money market accounts	17	(75)	(58)
Time deposits	(159)	(141)	(300)
Securities sold under agreements to repurchase	-	23	23
Federal Home Loan Bank advances	(107)	21	(86)
Other borrowings	(216)	-	(216)
Total interest-bearing liabilities	(441)	(282)	(723)

Net interest income	$(61)	$(261)	$(322)

Interest income. Total interest income decreased $1.1 million to $8.7 million for the three months ended March 31, 2012 from $9.8 million for the three months ended March 31, 2011 primarily due to the decrease in interest income on loans and securities. Interest income on loans decreased to $7.9 million for the three months ended March 31, 2012 from $8.6 million for the same period in 2011. This decrease was due to a decline in the average yield on loans of 21 basis points to 5.60% combined with a decline in the average balance of loans, which decreased $27.8 million to $561.2 million for the three months ended March 31, 2012 from $589.0 million for the prior year period. Interest income earned on securities decreased $377,000 to $824,000 for the three months ended March 31, 2012 from $1.2 million for the same period in 2011. This decrease was due to the decline in the average balance of securities of $18.5 million, to $131.8 million, combined with the lower interest rates available on new purchases of securities which resulted in a 68 basis point decline in average yield of securities to 2.52% for the three months ended March 31, 2012. Due to the decrease in the average balance of interest-earning assets as a result of our capital preservation strategy, the Company expects interest income to be lower during 2012 as compared to 2011.

Interest expense. Interest expense declined by $700,000 to $3.8 million for the three months ended March 31, 2012 from $4.5 million for the three months ended March 31, 2011. The decrease in interest expense for the three months ended March 31, 2012, as compared to the same period in 2011, was due to lower average rates paid on interest-bearing deposits, as well as the decrease in average outstanding balances of time deposits and FHLB advances. The average rate paid on deposits decreased 32 basis points to 1.00% for the three months ended March 31, 2012 as compared to 1.32% for the same period in 2011 due to the low interest rate environment. The average balance of time deposits decreased $33.8 million to $188.3 million for the three months ended March 31, 2012 due to our strategic emphasis on increasing core deposits.

Net interest income. Net interest income decreased $300,000 to $5.0 million for the three months ended March 31, 2011 from $5.3 million for the three months ended March 31, 2011, primarily due to the decrease in interest income resulting from a reduction in average outstanding interest earning assets and lower average yields earned on those assets. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 14 basis points to 2.48% for the first quarter of 2012 as compared to 2.62% for the same quarter in 2011. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 12 basis points to 2.65% as compared to 2.77% for the same quarter in 2011.

Provision for loan losses. Provision for loan losses of $3.5 million and $2.8 million were made during the three months ended March 31, 2012 and 2011, respectively. Net charge-offs for the three months ended March 31, 2012 were $5.5 million as compared to $2.6 million for the same period in 2011. Net charge-offs for the three months ended March 31, 2012 included $1.6 million for the income producing commercial real estate loan discussed above, of which $1.1 million had been reserved for in 2011 and $900,000 related to collateral dependent loans. Consistent with the Company’s policy to charge-down one-to four family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2012 included $872,000 of full and partial charge-offs as compared to $1.0 million for the same period in 2011.

Non-interest income. The components of non-interest income for the three months ended March 31, 2012 and 2011 were as follows:

			Increase(decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$784	$914	$(130)	-14.2%
Gain on sale of loans held for sale	610	360	250	69.4%
Gain (loss) on available for sale securities	-	129	(129)	100.0%
Other than temporary impairment losses	-	(110)	110	100.0%
Bank owned life insurance earings	116	188	(72)	-38.3%
Interchange fees	403	249	154	61.8%
Other	242	159	83	52.2%
	$2,155	$1,889	$266	14.1%

Non-interest income for the three months ended March 31, 2012 increased $266,000 to $2.2 million as compared to $1.9 million for the same three months in 2011. The increased gain on sales of loans held for sale was primarily the result of our small business lending operations which accounted for $279,000, or all of the increased gain on sale of loans. The Company recorded gains of $610,000 on loan sales of $191.9 million for the first quarter of 2012 as compared to gains of $360,000 on loan sales of $123.5 million for the three months ended March 31, 2011.

Interchange fees increased as a result of higher volume of transactions associated with our interest-bearing rewards checking program.

Services charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased NSF activity. The Company expects continued decline in NSF fees as compared to 2011.

The Company expects to see moderate growth in gains on sales and servicing of SBA loans through the remainder of 2012 from its small business lending group.

Non-interest expense. The components of non-interest expense for the three months ended March 31, 2012 and 2011 were as follows:

			Increase(decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,190	$3,972	$(1,782)	-44.9%
Occupancy and equipment	516	583	(67)	-11.5%
FDIC insurance premiums	275	396	(121)	-30.6%
Foreclosed assets, net	(153)	(42)	(111)	264.3%
Data processing	330	393	(63)	-16.0%
Outside professional services	775	489	286	58.5%
Collection expense and repossessed asset losses	486	899	(413)	-45.9%
Other	953	1,130	(177)	-15.7%
	$5,372	$7,820	$(2,448)	-31.3%

Non-interest expense decreased $2.4 million to $5.4 million for the three months ended March 31, 2012 from $7.8 million for the same three months ended March 31, 2011. Non-interest expense for the three months ended March 31, 2012 included lower compensation and benefits expenses. Compensation and benefit costs were elevated in the first quarter of 2011, as the Company recorded additional benefit expense of $782,000 related to the restoration of supplemental executive retirement plans that partially vested with the completion of the Company's second-step conversion and offering in that quarter. Also, the Company reorganized its mortgage banking operations during 2011, reducing management positions and closing under-performing mortgage origination offices, which reduced non-interest expense by approximately $515,000. Expenses related to certain benefit plans were $349,000 lower for the three months March 31, 2012 as compared to the prior period. Lower expenses related to collection and foreclosed assets which decreased due to increased gains on sales of other real estate owned of approximately $300,000.

Management expects non-interest expenses associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income tax. The Company recorded no income tax benefit for the three months ended March 31, 2012 or 2011. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

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

In addition to these primary sources of funds, management has several contingent liquidity sources available to meet potential funding requirements. As of March 31, 2012 and December 31, 2011, the Company had additional borrowing capacity of $12.6 million and $63.8 million, respectively, with the FHLB of Atlanta. During the first quarter of 2012 the Company’s borrowing capacity was reduced by approximately $44.0 million following a FHLB of Atlanta credit and collateral review. The Company also maintains a secured line of credit with the Federal Reserve Bank of Atlanta and at March 31, 2012 and December 31, 2011 the borrowing capacity was $48.7 million and $48.9 million, respectively. Unpledged marketable investment securities were approximately $7.7 million as of March 31, 2012 and $4.8 million as of December 31, 2011. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates.

During the three months ended March 31, 2012, cash and cash equivalents increased $6.1 million from $41.0 million as of December 31, 2011 to $47.1 million as of March 31, 2012. Cash from operating activities of $6.1 million and cash from investing activities of $10.4 million was more than cash used in financing activities of $10.4 million. Primary sources of cash were from sales of loans held for sale of $189.3 million, proceeds from maturities and payments of available-for-sale securities of $7.8 million, net decreases in loans of $13.6 million and proceeds from the sale of other real estate owned of $1.5 million. Primary uses of cash included loans originated for sale of $186.5 million, purchases of available-for-sale securities of $12.4 million and decreases in deposits of $10.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits and FHLB advances, re-price more rapidly or at different rates than its interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy. The board of directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee.

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

As shown below the Company’s greatest risk is due to a decline in interest rates. This is due to the high level of debt at interest rates well above market. Due to the unusual interest rate environment, this debt is primarily fixed at rates well above market rates for comparable term debt.

At March 31, 2012
				NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
Change in Interest Rates		Estimated (Decrease) in NPV			Increase	Estimated	Increase (Decrease) in Estimated Net Interest Income
(basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(Decrease) (basis points)	Net Interest Income	Amount	Percent
	(Dollars in Thousands)

+300	$35,573	$(5,065)	(12.46)%	4.77%	(28)	$20,667	$430	2.12%
+200	41,748	1,110	2.73%	5.45%	40	20,486	249	1.23%
+100	41,769	1,131	2.78%	5.31%	26	20,361	124	0.61%
0	40,638	-	-	5.05%	-	20,237	-	-
-100	34,533	(6,105)	(15.02)%	4.24%	(81)	20,177	(60)	(0.30)%

_________________________________

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FINANCIAL CORPORATION

FORM 10-Q

March 31, 2012

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

Item 4.       Mine Safety Disclosures

Not applicable

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

March 31, 2012

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2012	/s/ G. Thomas Frankland
G. Thomas Frankland, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

