Form 10-Q
period 2012-06-30
Atlantic Coast Financial CORP
filed 2012-08-14
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common Stock, $0.01 Par Value	2,629,061 shares

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Item 1 Financial Statements	Part I Financial Information

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$6,206	$8,696
Short-term interest-earning deposits	58,566	32,321
Total cash and cash equivalents	64,772	41,017
Securities available for sale	146,383	126,821
Loans held for sale	57,806	61,619
Loans, net of allowance of $12,339 at June 30, 2012 and $15,526 at December 31, 2011	455,480	505,707
Federal Home Loan Bank stock, at cost	7,781	9,600
Land, premises and equipment, net	14,798	14,954
Bank owned life insurance	15,552	15,320
Other real estate owned	7,708	5,839
Accrued interest receivable	2,154	2,443
Other assets	6,100	5,647

Total assets	$778,534	$788,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing demand	$40,538	$34,586
Interest-bearing demand	77,066	76,811
Savings and money market	193,838	199,334
Time	189,039	197,680
Total deposits	500,481	508,411
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	135,000	135,000
Accrued expenses and other liabilities	6,263	6,462
Total liabilities	734,544	742,673

Commitments and contingent liabilities	-	-

Preferred stock: $0.01 par value; 25,000,000 shares authorized at June 30, 2012 and December 31, 2011, none issued	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, shares issued 2,629,061 at June 30, 2012 and at December 31, 2011	26	26
Additional paid in capital	56,341	56,186
Common stock held by:
Employee stock ownership plan (ESOP) shares of 89,819 at June 30, 2012 and 92,214 at December 31, 2011	(1,925)	(1,977)
Benefit plans	(525)	(351)
Retained earnings (deficit)	(12,411)	(7,706)
Accumulated other comprehensive income related to AFS securities	2,484	116
Total stockholders' equity	43,990	46,294

Total liabilities and stockholders' equity	$778,534	$788,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$7,730	$8,330	$15,603	$16,892
Securities and interest-earning deposits in other financial institutions	893	1,301	1,770	2,532
Total interest and dividend income	8,623	9,631	17,373	19,424

Interest expense
Deposits	998	1,585	2,243	3,274
Federal Home Loan Bank advances	1,326	1,426	2,651	2,837
Securities sold under agreements to repurchase	1,195	1,195	2,392	2,368
Other borrowings	-	-	-	216
Total interest expense	3,519	4,206	7,286	8,695

Net interest income	5,104	5,425	10,087	10,729

Provision for loan losses	3,741	2,967	7,216	5,764

Net interest income after provision for loan losses	1,363	2,458	2,871	4,965

Non-interest income
Service charges and fees	786	912	1,570	1,826
Gain on sale of loans held for sale	381	412	1,118	807
Gain on sale of securities available for sale	-	590	-	722
Other than temporary impairment loss:
Total impairment gain (loss)	-	1	-	(276)
Portion of (gain) loss recognized in other comprehensive income	-	(76)	-	90
Net impairment loss recognized in earnings	-	(75)	-	(186)
Bank owned life insurance earnings	116	189	232	377
Interchange fees	408	395	812	644
Other	108	132	222	255
Total non-interest income	1,799	2,555	3,954	4,445
Non-interest expense
Compensation and benefits	2,434	2,718	4,624	6,689
Occupancy and equipment	517	582	1,033	1,165
FDIC insurance premiums	272	176	547	572
Foreclosed assets, net	79	191	(74)	150
Data processing	340	398	670	792
Outside professional services	694	654	1,468	1,143
Collection expense	635	637	1,121	1,536
Other	1,037	1,174	1,991	2,302
Total non-interest expense	6,008	6,530	11,380	14,349

Loss before income tax expense	(2,846)	(1,517)	(4,555)	(4,939)

Income tax expense	150	-	150	-

Net loss	$(2,996)	$(1,517)	$(4,705)	$(4,939)

Loss per common share:
Basic	$(1.20)	$(0.61)	$(1.89)	$(1.98)
Diluted	$(1.20)	$(0.61)	$(1.89)	$(1.98)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
Net loss	$(2,996)	$(1,517)	$(4,705)	$(4,939)
Other comprehensive income (loss):
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	1,647	1,370	2,368	1,354
Less reclassification adjustments for (gains) losses recognized in income	-	(590)	-	(722)
Net unrealized gains	1,647	780	2,368	632
Income tax effect	-	-	-	-
Net of tax effect	1,647	780	2,368	632
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	-	(1)	-	276
Less other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	-	(75)	-	(186)
Income tax effect	-	-	-	-
Net of tax effect	-	(76)	-	90

Total other comprehensive income	1,647	704	2,368	722

Comprehensive loss	$(1,349)	$(813)	$(2,337)	$(4,217)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

						ACCUMULATED
		ADDITIONAL	UNEARNED		RETAINED	OTHER
	COMMON	PAID IN	ESOP	BENEFIT	EARNINGS	COMPREHENSIVE	TREASURY	TOTAL
	STOCK	CAPITAL	SHARES	PLANS	(DEFICIT)	INCOME (LOSS)	STOCK	EQUITY
For the six months ended June 30, 2011

Balance at January 1, 2011	$148	$61,406	$(1,397)	$(88)	$2,581	$1,941	$(19,800)	$44,791

Second-step conversion and offering	(122)	(5,249)	(684)	(1)	-	-	19,800	13,744

ESOP shares earned, 2,395 shares	-	(30)	52	-	-	-	-	22

Management restricted stock expense	-	59	-	-	-	-	-	59

Shares relinquished	-	-	-	(1)	-	-	-	(1)

Stock options expense	-	31	-	-	-	-	-	31

Shares purchased for and distributions from Rabbi Trust	-	(15)	-	(333)	-	-	-	(348)

Net loss	-	-	-	-	(4,939)	-	-	(4,939)
Other comprehensive income (loss)
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	-	722	-	722

Balance at June 30, 2011	$26	$56,202	$(2,029)	$(423)	$(2,358)	$2,663	$-	$54,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

						ACCUMULATED
		ADDITIONAL	UNEARNED		RETAINED	OTHER
	COMMON	PAID IN	ESOP	BENEFIT	EARNINGS	COMPREHENSIVE	TOTAL
	STOCK	CAPITAL	SHARES	PLANS	(DEFICIT)	INCOME (LOSS)	EQUITY
For the six months ended June 30, 2012

Balance at January 1, 2012	$26	$56,186	$(1,977)	$(351)	$(7,706)	$116	$46,294

ESOP shares earned, 2,395 shares	-	(47)	52	-	-	-	5

Management restricted stock expense	-	16	-	-	-	-	16

Stock options expense	-	18	-	-	-	-	18

Shares purchased for and distributions from Rabbi Trust	-	168	-	(174)	-	-	(6)

Net loss	-	-	-	-	(4,705)	-	(4,705)
Other comprehensive income (loss)
Net change in unrealized losses on securities available-for-sale net of reclassification and taxes	-	-	-	-	-	2,368	2,368

Balance at June 30, 2012	$26	$56,341	$(1,925)	$(525)	$(12,411)	$2,484	$43,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(4,705)	$(4,939)
Adjustments to reconcile net loss to to net cash from operating activities:
Provision for loan losses	7,216	5,764
Gain on sale of loans held for sale	(1,118)	(807)
Loans purchased / originated for sale	(402,660)	(298,291)
Proceeds from residential loan sales	406,117	295,812
Proceeds from SBA loan sales	4,296	-
Foreclosed assets, net	(74)	150
Gain on sale of securities available for sale	-	(722)
Other than temporary impairment loss on AFS securities	-	186
Loss on disposal of equipment	5	-
ESOP compensation expense	5	22
Share-based compensation expense	34	90
Accretion of discounts on securities and loans	313	618
Depreciation expense	395	524
Net change in accrued interest receivable	290	417
Net change in cash surrender value of bank owned life insurance	(232)	(377)
Net change in other assets	(454)	2,196
Net change in accrued expenses and other liabilities	(199)	13
Net cash from operating activites	9,229	656

Cash flows from investing activities
Proceeds from maturities and payments of securites available for sale	16,016	21,214
Proceeds from the sales of securities available for sale	-	45,453
Purchase of securities available for sale	(33,823)	(42,329)
Proceeds from sales of portfolio loans	-	623
Net change in portfolio loans	34,902	12,448
Expenditures on premises and equipment	(245)	(150)
Proceeds from sales of premises and equipment	-	5
Redemption of FHLB stock	1,819	698
Proceeds from the sale of other real estate owned	3,792	2,232
Net cash from investing activities	22,461	40,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash flows from financing activities
Net decrease in deposits	$(7,930)	$(30,971)
Proceeds from FHLB advances	-	50,950
Repayment of FHLB advances	-	(49,950)
Proceeds from other borrowings	-	3,309
Repayment of other borrowings	-	(8,309)
Proceeds from sale of stock in second-step conversion and offering	-	13,744
Treasury stock repurchased	-	-
Share based compensation items	-	(1)
Shares purchased for and distributions from Rabbi Trust	(5)	(348)
Net cash (used in) from financing activities	(7,935)	(21,576)

Net change in cash and cash equivalents	23,755	19,274

Cash and equivalents beginning of period	41,017	8,550

Cash and equivalents at end of period	$64,772	$27,824

Supplemental information:
Interest paid	$7,311	$8,714
Income tax paid	-	-

Supplemental noncash disclosures:
Loans transferred to other real estate	$5,587	$1,411
Loans transferred to held for sale	2,823	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The accompanying condensed consolidated balance sheet as of December 31, 2011, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The 2011 Atlantic Coast Federal Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

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

NOTE 4. AVAILABLE FOR SALE SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2012
State and municipal	$944	$33	$(19)	$958
Mortgage-backed securities residential	94,298	2,514	(13)	96,799
Collateralized mortgage obligations U.S. Govt.	48,657	124	(155)	48,626

	$143,899	$2,671	$(187)	$146,383

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2011
State and municipal	$944	$28	$(42)	$930
Mortgage-backed securities residential	75,824	290	(25)	76,089
Collateralized mortgage obligations U.S. Govt.	49,937	135	(270)	49,802

	$126,705	$453	$(337)	$126,821

NOTE 4. AVAILABLE FOR SALE SECURITIES (continued)

The amortized cost and fair value of debt securities segregated by contractual maturity as of June 30, 2012, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2012
	(Dollars in Thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	-	-
Due from five to ten years	944	958
Due after ten years	-	-
Mortgage-backed securities - residential	94,298	96,799
Collateralized mortgage obligations - U.S. Government	48,657	48,626

Total	$143,899	$146,383

The following table summarizes the investment securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time in a continuous unrealized loss position:

			(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
State and municipal	$-	$-	$442	$(19)	$442	$(19)
Mortgage-backed securities - residential	5,110	(13)	-	-	5,110	(13)
Collateralized mortgage obligations - U.S. Govt.	16,859	(67)	5,926	(88)	22,785	(155)

Total	$21,969	$(80)	$6,368	$(107)	$28,337	$(187)

December 31, 2011
State and municipal	$-	$-	$419	$(42)	$419	$(42)
Mortgage-backed securities - residential	5,088	(25)	-	-	5,088	(25)
Collateralized mortgage obligations - U.S. Govt.	28,845	(152)	5,455	(118)	34,300	(270)

Total	$33,933	$(177)	$5,874	$(160)	$39,807	$(337)

NOTE 4. AVAILABLE FOR SALE SECURITIES (continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of June 30, 2012 the Company’s security portfolio consisted of 39 securities, 13 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these securities were issued by government sponsored organizations as discussed below.

At June 30, 2012, $145.4 million, or approximately 99% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

As of June 30, 2011 the Company had OTTI of $186,000, all of which was related to the credit loss for which other-than-temporary impairment was previously recognized.

Proceeds from sales, payments, maturities and calls of securities available for sale were $16.0 million and $66.7 million for the six months ended June 30, 2012 and 2011, respectively. Gross gains of $0 and $851,000 and gross losses of $0 and $129,000 were realized on these sales during the six months ended June 30, 2012 and 2011, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

NOTE 5. LOANS, NET

Loans. Following is a comparative composition of net loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012	% of total loans	December 31, 2011	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$218,109	47.2%	$241,453	46.9%
Commercial	62,570	13.6%	72,683	14.1%
Other (land and multi-family)	22,487	4.9%	29,134	5.7%
Total real estate loans	303,166	65.7%	343,270	66.7%

Real estate construction loans:
One-to-four family	567	0.1%	2,044	0.4%
Commercial	4,036	0.9%	4,083	0.8%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	4,603	1.0%	6,127	1.2%

Other loans:
Home equity	68,767	14.9%	74,199	14.4%
Consumer	63,529	13.8%	67,850	13.2%
Commercial	21,343	4.6%	23,181	4.5%
Total other loans	153,639	33.3%	165,230	32.1%

Total loans	461,408	100%	514,627	100%

Allowance for loan losses	(12,339)		(15,526)
Net deferred loan costs	6,534		6,730
Discounts on purchased loans	(123)		(124)

Loans, net	$455,480		$505,707

NOTE 5. LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2012:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$199,573	$4,768	$909	$12,859	$18,536	$218,109
Commercial	53,854	737	-	7,979	8,716	62,570
Other (land and multi-family)	20,964	37	-	1,486	1,523	22,487
Total real estate loans	274,391	5,542	909	22,324	28,775	303,166

Real estate construction loans:
One-to-four family	567	-	-	-	-	567
Commercial	1,876	-	-	2,160	2,160	4,036
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	2,443	-	-	2,160	2,160	4,603

Other loans:
Home equity	64,885	1,359	113	2,410	3,882	68,767
Consumer	61,674	890	225	740	1,855	63,529
Commercial	18,215	200	10	2,917	3,127	21,343
Total other loans	144,775	2,449	348	6,067	8,864	153,639

Total loans	$421,609	$7,991	$1,257	$30,551	$39,799	$461,408

NOTE 5. LOANS, NET (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$221,823	$3,838	$919	$14,873	$19,630	$241,453
Commercial	62,659	-	106	9,918	10,024	72,683
Other (land and multi-family)	23,361	606	1,339	3,828	5,773	29,134
Total real estate loans	307,843	4,444	2,364	28,619	35,427	343,270

Real estate construction loans:
One-to-four family	2,044	-	-	-	-	2,044
Commercial	1,721	-	-	2,362	2,362	4,083
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	3,765	-	-	2,362	2,362	6,127

Other loans:
Home equity	67,616	2,387	141	4,055	6,583	74,199
Consumer	64,784	1,563	541	962	3,066	67,850
Commercial	20,549	-	-	2,632	2,632	23,181
Total other loans	152,949	3,950	682	7,649	12,281	165,230

Total loans	$464,557	$8,394	$3,046	$38,630	$50,070	$514,627

NOTE 5. LOANS, NET (continued)

Non-performing loans, including non-accrual loans, at June 30, 2012 and December 31, 2011 were $33.1 million (including $2.8 million of non-performing loans in loans held for sale) and $46.6 million, respectively. There were no loans over 90 days past-due and still accruing interest as of June 30, 2012 or December 31, 2011. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and non-performing loans by class of loans as of June 30, 2012:

	Performing	Non-performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$204,205	$13,904	$218,109
Commercial	53,317	9,253	62,570
Other (land and multi-family)	20,878	1,609	22,487
Total real estate loans	278,400	24,766	303,166

Real estate construction loans:
One-to-four family	567	-	567
Commercial	1,876	2,160	4,036
Acquisition and development	-	-	-
Total real estate construction loans	2,443	2,160	4,603

Other loans:
Home equity	66,326	2,441	68,767
Consumer	62,729	800	63,529
Commercial	18,426	2,917	21,343
Total other loans	147,481	6,158	153,639

Total loans	$428,324	$33,084	$461,408

NOTE 5. LOANS, NET (continued)

The following table presents performing and non-performing loans by class of loans as of December 31, 2011:

	Performing	Non-performing	Total
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$225,345	$16,108	$241,453
Commercial	58,445	14,238	72,683
Other (land and multi-family)	23,981	5,153	29,134
Total real estate loans	307,771	35,499	343,270

Real estate construction loans:
One-to-four family	2,044	-	2,044
Commercial	1,721	2,362	4,083
Acquisition and development	-	-	-
Total real estate construction loans	3,765	2,362	6,127

Other loans:
Home equity	70,108	4,091	74,199
Consumer	66,867	983	67,850
Commercial	19,501	3,680	23,181
Total other loans	156,476	8,754	165,230

Total loans	$468,012	$46,615	$514,627

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

The following table presents the risk category of those loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
Real estate loans:
Commercial	$44,830	$5,126	$12,614	-	$62,570
Other (land and multi-family)	13,691	794	8,002	-	22,487
Total real estate loans	58,521	5,920	20,616	-	85,057

Real estate construction loans:
Commercial	1,876	-	2,160	-	4,036
Acquisition and development	-	-	-	-	-
Total real estate construction loans	1,876	-	2,160	-	4,036

Other loans:
Commercial	17,561	41	3,741	-	21,343
Total other loans	17,561	41	3,741	-	21,343

Total loans	$77,958	$5,961	$26,517	-	$110,436

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

NOTE 5. LOANS, NET (continued)

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real estate loans

•	One-to-four family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. Given the deterioration in the market value of residential real estate in the markets we serve, there is a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process.

•	Commercial real estate loans generally have greater credit risks compared to one- to four- family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family loans due the reliance on the successful operation the project. Both loan types are also more sensitive to adverse economic conditions.

Real estate construction loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or accordance with specifications and projected costs.

NOTE 5. LOANS, NET (continued)

Other loans

•	Home equity loans and home equity lines are similar to one-to-four family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group or borrowers. However, similar to one-to-four family residential loans, risk of loss is higher due to the deterioration in value of the real estate market.

•	Consumer loans tend to be secured by depreciating collateral, including cars and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

NOTE 5. LOANS, NET (continued)

Activity in the allowance for loan losses for the three months ended June 30, 2012 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,730	$(3,184)	$215	$2,013	$4,773
Commercial	2,066	(1)	-	(109)	1,956
Other (land and multi-family)	810	(684)	-	587	713
Total real estate loans	8,606	(3,869)	215	2,490	7,442

Real estate construction loans:
One-to-four family	2	-	-	(2)	-
Commercial	-	(202)	-	210	8
Acquisition and development	-	-	-	-	-
Total real estate construction loans	2	(202)	-	208	8

Other Loans:
Home equity	3,132	(915)	58	910	3,186
Consumer	1,049	(297)	92	189	1,032
Commercial	727	-	-	(56)	671
Total other loans	4,908	(1,212)	150	1,043	4,889

Total loans	$13,516	$(5,283)	$365	$3,741	$12,339

NOTE 5. LOANS, NET (continued)

Activity in the allowance for loan losses for the three months ended June 30, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,725	$(1,993)	$110	$2,060	$5,902
Commercial	2,530	(177)	21	300	2,674
Other (land and multi-family)	1,214	(54)	1	21	1,182
Total real estate loans	9,469	(2,224)	132	2,381	9,758

Real estate construction loans:
One-to-four family	102	-	-	(4)	98
Commercial	147	-	-	(7)	140
Acquisition and development	-	-	-	-	-
Total real estate construction loans	249	-	-	(11)	238

Other Loans:
Home equity	1,886	(635)	20	678	1,949
Consumer	1,594	(195)	71	(544)	926
Commercial	365	(15)	-	463	813
Total other loans	3,845	(845)	91	597	3,688

Total loans	$13,563	$(3,069)	$223	$2,967	$13,684

NOTE 5. LOANS, NET (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2012 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$6,030	$(4,301)	$471	$2,573	$4,773
Commercial	3,143	(2,138)	2	949	1,956
Other (land and multi-family)	1,538	(1,585)	-	760	713
Total real estate loans	10,711	(8,024)	473	4,282	7,442

Real estate construction loans:
One-to-four family	120	-	-	(120)	-
Commercial	-	(202)	-	210	8
Acquisition and development	-	-	-	-	-
Total real estate construction loans	120	(202)	-	90	8

Other Loans:
Home equity	3,125	(2,044)	71	2,034	3,186
Consumer	885	(780)	172	755	1,032
Commercial	685	(71)	2	55	671
Total other loans	4,695	(2,895)	245	2,844	4,889

Total loans	$15,526	$(11,121)	$718	$7,216	$12,339

NOTE 5. LOANS, NET (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2011 was as follows:

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$5,860	$(3,399)	$251	$3,190	$5,902
Commercial	2,443	(177)	21	387	2,674
Other (land and multi-family)	1,019	(103)	34	232	1,182
Total real estate loans	9,322	(3,679)	306	3,809	9,758

Real estate construction loans:
One-to-four family	18	-	-	80	98
Commercial	37	-	-	103	140
Acquisition and development	-	-	-	-	-
Total real estate construction loans	55	-	-	183	238

Other Loans:
Home equity	1,663	(1,741)	24	2,003	1,949
Consumer	1,922	(444)	125	(677)	926
Commercial	382	(15)	-	446	813
Total other loans	3,967	(2,200)	149	1,772	3,688

Total loans	$13,344	$(5,879)	$455	$5,764	$13,684

NOTE 5. LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of June 30, 2012:

	Individually evaluated for impairment	Collectively evaluated for impairment	Total Ending Balance
		(Dollars in Thousands)

Allowance for loan losses:
Real estate loans:
One-to-four family	$1,292	$3,481	$4,773
Commercial	1,717	239	1,956
Other (land and multi-family)	89	624	713
Total real estate loans	3,098	4,344	7,442
Real estate construction loans:
One-to-four family	-	-	-
Commercial	-	8	8
Acquisition and development	-	-	-
Total real estate construction loans	-	8	8
Other Loans:
Home equity	357	2,829	3,186
Consumer	55	977	1,032
Commercial	345	326	671
Total other loans	757	4,132	4,889
Total ending allowance balance	3,855	8,484	12,339

Loans:
Real estate loans:
One-to-four family	10,196	207,913	218,109
Commercial	15,734	46,836	62,570
Other (land and multi-family)	3,942	18,545	22,487
Total real estate loans	29,872	273,294	303,166
Real estate construction loans:
One-to-four family	-	567	567
Commercial	2,110	1,926	4,036
Acquisition and development	-	-	-
Total real estate construction loans	2,110	2,493	4,603
Other Loans:
Home equity	2,837	65,930	68,767
Consumer	521	63,008	63,529
Commercial	3,783	17,560	21,343
Total other loans	7,141	146,498	153,639
Total ending loans balance	$39,123	$422,285	$461,408

NOTE 5. LOANS, NET (continued)

The following table presents ending balances for allowance for loan losses and loans based on impairment method as of December 31, 2011:

	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total Ending Balance
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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. The amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $3.9 million and $6.0 million at June 30, 2012 and December 31, 2011, respectively.

Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates those loans compared to prevailing interest rates at the time of restructure. TDRs classified as impaired loans as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Real Estate
One-to-four family	$9,392	$9,081
Commercial	4,674	3,941
Other (Land & multi-family)	1,772	3,260

Construction
Construction - One-to-four family	-	455
Construction - Commercial	-	-
Construction - Acquisition & Development	-	-

Other Loans
Home Equity	2,806	1,923
Consumer	521	319
Commercial	847	358

Total	$20,012	$19,337

NOTE 5. LOANS, NET (continued)

There were no commitments to lend additional amounts on TDRs as of June 30, 2012 and December 31, 2011.

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

The following tables present information on troubled debt restructurings and subsequent defaults during the six months ended June 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled Debt Restructuring:
Real estate loans:
One-to-four family	20	$2,740	$2,141
Commercial	4	587	577
Other	6	655	497

Other loans:
Home equity	11	1,280	1,090
Consumer	4	313	312
Commercial	1	46	41

Total	46	$5,621	$4,658

	Number of Contracts	Recorded Investments
	(Dollars in Thousands)
Troubled Debt Restructuring That Subsequently Defaulted:
Real estate loans:
Other	2	$315

Total	2	$315

NOTE 5. LOANS, NET (continued)

The following table presents information about impaired loans as of June 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	7,428	9,156	-
Other (land and multi-family)	1,329	1,951	-
Total real estate loans	8,757	11,107	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	2,110	5,619	-
Acquisition and development	-	-	-
Total real estate construction loans	2,110	5,619	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	518	518	-
Total other loans	518	518	-

Total	$11,385	$17,244	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$10,196	$10,302	$1,292
Commercial	8,306	8,306	1,717
Other (land and multi-family)	2,613	2,815	89
Total real estate loans	21,115	21,423	3,098

Real estate construction loans:
One-to-four family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	2,837	2,808	357
Consumer	521	521	55
Commercial	3,265	3,265	345
Total other loans	6,623	6,594	757

Total	$27,738	$28,017	$3,855

NOTE 5. LOANS, NET (continued)

The following table presents information about impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
With no related allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$-
Commercial	5,073	6,544	-
Other (land and multi-family)	2,742	2,742	-
Total real estate loans	7,815	9,286	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	2,362	5,669	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	5,669	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	713	713	-
Total other loans	713	713	-

Total	$10,890	$15,668	$-

With an allowance recorded:
Real estate loans:
One-to-four family	$11,221	$11,267	$1,514
Commercial	14,250	14,250	2,891
Other (land and multi-family)	3,672	4,172	895
Total real estate loans	29,143	29,689	5,300

Real estate construction loans:
One-to-four family	455	455	116
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	455	455	116

Other loans:
Home equity	1,959	1,959	40
Consumer	319	319	154
Commercial	3,336	3,336	347
Total other loans	5,614	5,614	541

Total	$35,212	$35,758	$5,957

NOTE 5. LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans for the three months ended June 30, 2012:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$10,880	$155	$-
Commercial	15,350	210	-
Other (land and multi-family)	5,203	29	-
Total real estate loans	31,433	394	-

Real estate construction loans:
One-to-four family	-	-	-
Commercial	2,236	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,236	-	-

Other loans:
Home equity	2,673	37	-
Consumer	475	11	-
Commercial	3,812	16	-
Total other loans	6,960	64	-

Total loans	$40,629	$458	$-

NOTE 5. LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans for the three months ended June 30, 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$13,210	$79	$-
Commercial	20,016	136	-
Other ( land and multi-family)	5,290	48	-
Total real estate loans	38,516	263	-

Real estate construction loans:
One-to-four family	229	-	-
Commercial	2,133	-	-
Acquisition and development	-	(16)	-
Total real estate construction loans	2,361	(16)	-

Other loans:
Home equity	1,526	13	-
Consumer	251	7	-
Commercial	3,122	39	-
Total other loans	4,899	59	-

Total loans	$45,776	$306	$-

NOTE 5. LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans for the six months ended June 30, 2012:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$10,709	$233	$-
Commercial	17,529	271	-
Other (land and multi-family)	5,179	60	-
Total real estate loans	33,417	564	-

Real estate construction loans:
One-to-four family	228	-	-
Commercial	2,236	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,464	-	-

Other loans:
Home equity	2,398	65	-
Consumer	420	17	-
Commercial	3,917	23	-
Total other loans	6,735	105	-

Total loans	$42,616	$669	$-

NOTE 5. LOANS, NET (continued)

The following table presents interest income on impaired loans by class of loans for the six months ended June 30, 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$13,210	$239	$-
Commercial	20,016	282	-
Other ( land and multi-family)	5,290	85	-
Total real estate loans	38,516	606	-

Real estate construction loans:
One-to-four family	229	-	-
Commercial	2,133	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	-	-

Other loans:
Home equity	1,526	32	-
Consumer	251	10	-
Commercial	3,122	84	-
Total other loans	4,899	126	-

Total loans	$45,777	$732	$-

NOTE 5. LOANS, NET (continued)

The Company has originated loans with directors and executive officers and their associates. These loans totaled approximately $1.6 million at both June 30, 2012 and December 31, 2011. The activity on these loans during the six month period ended June 30, 2012 and the year ended December 31, 2011 was as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in Thousands)
Beginning balance	$1,587	$2,703
New loans	2	49
Effect of changes in related parties	71	(1,119)
Repayments	(18)	(46)
Ending balance	$1,642	$1,587

NOTE 6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million at June 30, 2012 and December 31, 2011. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $119.4 million and $122.2 million in securities posted as collateral for these instruments at June 30, 2012 and December 31, 2011, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases.

Information concerning securities sold under agreements to repurchase as of June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
Average daily balance	$92,800	$92,800
Average interest rate	5.16%	5.16%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average interest rate at period end	5.16%	5.10%
Weighted average maturity (months)	48	54

The securities sold under agreements to repurchase at June 30, 2012 mature as follows:

2012	$-
2013	-
2014	26,500
2015	10,000
2016	5,000
Thereafter	51,300
$92,800

NOTE 6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. In the event the Bank’s regulatory capital ratios fall below well-capitalized it may be required to provide additional collateral. In the event the capital ratios fall below adequately capitalized, or the Bank receives a cease and desist order from its primary banking regulator, the counterparty on $77.8 million of the $92.8 million total has the option to call the debt at its fair value. At June 30, 2012, the fair value of that portion of the debt exceeded the carrying value by approximately $12.7 million. At maturity or termination, the securities underlying the agreements will be returned to the Company.

Subsequent to June 30, 2012, the Company entered into a revised agreement with the counterparty which eliminated the event of default which gave the counterparty the option to terminate the reverse repurchase agreements at the market value of the debt in the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the Office of the Comptroller of the Currency (“OCC”). Under the terms of the revised agreement the Bank will be required to pledge additional collateral if its capital ratios decrease below regulatory defined levels of well capitalized or adequately capitalized.

NOTE 7. FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) borrowings were $135.0 million at June 30, 2012 and at December 31, 2011. FHLB advances had a weighted-average maturity of 49 months and a weighted-average rate of 3.88% at June 30, 2012.

The Bank was notified in March 2012 that the discount percentages used to determine s excess borrowing capacity with the FHLB of Atlanta were reduced. In addition, during the first half of 2012, prepayments on loans pledged as collateral for the FHLB advances resulted reduced the balances of loans available to be used as collateral. Accordingly, the Bank’s excess borrowing capacity has been reduced by approximately $48.6 million to $15.2 million at June 30, 2012 from $63.8 million at December 31, 2011.

NOTE 8. LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, reduced for average unallocated ESOP shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. A reconciliation of the numerator and denominator of the basic and diluted loss per common share computation for the three and six months ended June 30, 2012 and 2011 was as follows:

	(Dollars in Thousands, except per share data)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Basic
Net loss	$(2,996)	$(1,517)	$(4,705)	$(4,939)
Weighted average common shares outstanding	2,628,969	2,629,006	2,628,969	2,629,033
Less: Average unallocated ESOP shares	(91,017)	(95,807)	(91,017)	(82,952)
Average director's deferred compensation shares	(39,478)	(45,891)	(40,842)	(45,607)
Average unvested restricted stock awards	(1,242)	(2,809)	(1,317)	(2,972)

Average Shares	2,497,232	2,484,499	2,495,793	2,497,502

Basic loss per common share	$(1.20)	$(0.61)	$(1.89)	$(1.98)

Diluted
Net loss	$(2,996)	$(1,517)	$(4,705)	$(4,939)

Weighted average shares outstanding from above	2,497,232	2,484,499	2,495,793	2,497,502
Add:Dilutive effects of assumed exercise of stock options	-	-	-	-
Dilutive effects of full vesting of stock awards	-	-	-	-

Average shares and dilutive potential common shares	2,497,232	2,484,499	2,495,793	2,497,502

Diluted loss per common share	$(1.20)	$(0.61)	$(1.89)	$(1.98)

Stock options for shares of common stock were not considered in computing diluted loss per common share for the three and six months ended June 30, 2012 and 2011, respectively. There was no dilutive effect as each period reported a net loss.

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

NOTE 9. FAIR VALUE (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
State and municipal	958	-	958	-
Mortgage-backed securities – residential	96,799	-	96,799	-
Collateralized mortgage obligations – U.S. Govt.	48,626	-	48,626	-

	Fair Value Measurements at December 31, 2011 using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Available for sale
State and municipal	930	-	930	-
Mortgage-backed securities – residential	76,089	-	76,089	-
Collateralized mortgage obligations – U.S. Govt.	49,802	-	49,802	-

NOTE 9. FAIR VALUE (continued)

The Company had no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2012. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

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

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and / or out of Level 3. The Company determined that no debt securities were appropriately evaluated as Level 3 assets as of June 30, 2012 and December 31, 2011.

NOTE 9. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$7,708	-	-	$7,708
Impaired loans – collateral dependent	$3,672	-	-	$3,672

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2012:
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousands)

Assets:

Other real estate owned	$7,708	Broker Price Opinions, Appraisal of collateral (1), (3)	Liquidation expenses (2)	8% to 10% (8.57%)

Impaired loans – collateral dependent	$3,672	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 20% (2.19%)
			Liquidation expenses (2)	0% to 10% (8.00%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

NOTE 9. FAIR VALUE (continued)

	Fair Value Measurements at December 31, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
Assets:
Other real estate owned	$5,839	$-	$-	$5,839
Impaired loans – collateral dependent	$18,006	$-	$-	$18,006

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

Write-downs on other real estate owned for the three months ended June 30, 2012 and 2011 were $116,000, $27,000, respectively. Write-downs on other real estate owned for the six months ended June 30, 2012 and 2011 were $202,000 and $74,000, respectively.

Impaired loans:

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral. Collateral dependent loans had a carrying amount of $3.7 million and $18.0 million, net of a valuation allowance of $2.1 million at both June 30, 2012 and December 31, 2011. Provision for loan losses of $(77,000) and $3.3 million was recorded on impaired loans during the three months ended June 30, 2012 and 2011, respectively. Provision for loan losses of $14,000 and $3.8 million was recorded on impaired loans during the six months ended June 30, 2012 and 2011, respectively.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets:
Cash and due from financial institutions	$6,206	$6,206	$6,206	-	-
Short-term interest-earning deposits	58,566	58,566	58,566	-	-
Accrued interest receivable	2,154	2,154	-	2,154	-
Loans held for sale	57,806	57,947	-	57,947	-
Loans, net	455,480	462,042	-	458,370	3,672
Federal Home Loan Bank stock	7,781	7,781	-	-	7,781
Liabilities:
Deposits	500,481	501,123	-	501,123	-
Securities sold under agreements to repurchase	92,800	108,410	-	108,410	-
Federal Home Loan Bank advances	135,000	151,703	-	151,703	-
Accrued interest payable	1,116	1,116	-	1,116	-

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in Thousands)
Assets:
Cash and due from financial institutions	$8,696	$8,696	$8,696	-	-
Short-term interest-earning deposits	32,321	32,321	32,321	-	-
Accrued interest receivable	2,443	2,443	-	2,443	-
Loans held for sale	61,619	61,619	-	61,619	-
Loans, net	505,707	543,898	-	525,892	18,006
Federal Home Loan Bank stock	9,600	9,600	-	-	9,600
Liabilities:
Deposits	508,411	509,388	-	509,388	-
Securities sold under agreements to repurchase	92,800	108,087	-	108,087	-
Federal Home Loan Bank advances	135,000	151,517	-	151,517	-
Accrued interest payable	1,142	1,142	-	1,142	-

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

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) the liquidity position of the Federal Home Loan Bank. The Company did not consider the Federal Home Loan Bank stock to be impaired at June 30, 2012.

NOTE 11. INCOME TAXES

The Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized. A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence. Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions. Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards. At June 30, 2012, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $27.4 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset.

If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

The Company recorded income tax expense of $150,000 for the six months ended June 30, 2012 related to a recent IRS examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions for which the Company had originally received a credit of $424,000, as compared to $0 for the same period in the prior year. Income tax expense was as follows:

	Year to date
	June 30, 2012	June 30, 2011

Pre-tax loss	$(4,555)	$(4,939)
Effective tax rate	36.5%	40.7%
Tax benefit	(1,663)	(2,011)
Increase in valuation allowance - federal	1,625	1,810
Increase in valuation allowance - state	188	201
Income tax expense (benefit)	$150	$-

NOTE 12. REGULATORY SUPERVISION

Atlantic Coast Bank actual and required capital levels (in millions) and ratios were:

					Required
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2012
Total capital (to risk weighted assets)	$47.3	10.8%	$34.9	8.0%	$43.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	41.8	9.6%	17.5	4.0%	26.2	6.0%
Tier 1 (core) capital (to adjusted total assets)	41.8	5.4%	31.2	4.0%	39.0	5.0%

As of December 31, 2011
Total capital (to risk weighted assets)	$52.0	10.9%	$38.1	8.0%	$47.7	10.0%
Tier 1 (core) capital (to risk weighted assets)	46.0	9.7%	19.1	4.0%	28.6	6.0%
Tier 1 (core) capital (to adjusted total assets)	46.0	5.8%	31.6	4.0%	39.5	5.0%

At June 30, 2012 and December 31, 2011, Atlantic Coast Bank was classified as "well capitalized" under prompt corrective action requirements. However, the Bank operates under a Supervisory Agreement with the Office Thrift Supervision (“OTS”), the predecessor to the OCC, entered into in December 2010 and also received an individual minimum capital requirement (“IMCR”) from the OTS on May 13, 2011. Under the IMCR, the Bank agreed to achieve and maintain a Tier 1 leverage ratio of 6.25% at June 30, 2011 and 7% at September 30, 2011. The Bank’s Tier 1 (core) capital to adjusted total assets was 5.36% at June 30, 2012 and therefore the Bank is not in compliance with the IMCR.

In light of the IMCR and the losses the Company has incurred over the past four years, the Company's Board of Directors began a review of strategic alternatives late in 2011, which includes consideration of a potential business combination, rights offering or other capital-raising actions. This process continues, however, there can be no assurances as to the outcome of these actions.

On August 10, 2012 the Board of Directors of the Bank agreed to a Consent order (“the Agreement”) with its primary regulator, the OCC. The Agreement does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM useage, and FDIC deposit insurance coverage will all be unaffected. Customer deposits remain protected and insured by the FDIC up to $250,000 per depositor. The Agreement provides:

•    within 10 days of the date of the Agreement, the Board must establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement;

•    within 90 days of the date of the Agreement, the Board must develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•    until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank shall not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Agreement without receipt of prior non-objection from the OCC;

•    by December 31, 2012, the Bank must achieve and maintain a total risk based capital of 13% of risk weighted assets and Tier 1 capital of 9% of adjusted total assets;

NOTE 12. REGULATORY SUPERVISION (continued)

•    within 60 days of the date of the Agreement, the Board shall develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which shall be no less than total risk based capital of 13% of risk weighted assets and Tier 1 capital of 9% of adjusted total assets;

•    the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Deposit Insurance Corporation (“FDIC”);

•    within 90 days of the date of the Agreement, the Board shall forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital of 13% of risk weighted assets and Tier 1 capital of 9% of adjusted total assets in addition to certain other requirements;

•    the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

•    following receipt of written no supervisory objection of its capital plan, the Board shall monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

•    if the Bank fails to achieve and maintain the required capital ratios by December 31,2012, fails to submit a capital plan within 90 days of the date of the Agreement or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Agreement;

•    within 30 days of the date of the Agreement, the Board shall revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•    within 60 days of the date of the Agreement, the Board shall revise its problem asset reduction plan (“PARP”) the design of which shall be to eliminate the basis of criticism of those assets criticized as “doubtful”, “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•     within 60 days of the date of the Agreement, the Board shall revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•    the Bank’s concentration management program shall include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board established limits and a restriction on purchasing bank owned life insurance (“BOLI”) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25% of total capital;

•    the Board shall immediately take all necessary steps to ensure that the Bank management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Agreement, the Board shall adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations; and

•    the Agreement replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the Office of Thrift Supervision on December 10, 2010.

As a result of entering into the Agreement to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action(“PCA”) rules will be lowered to adequately capitalized, notwithstanding actual capital levels that otherwise may be deemed well capitalized under such rules.

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

Recent Developments

While the Company's capital levels continued to exceed the required minimums of 5% Tier 1 leverage ratio, 6% Tier 1 risk-based capital ratio, and 10% Total risk-based capital ratio, respectively, necessary to be deemed a well-capitalized institution, the Company remained under an Individual Minimum Capital Requirement (“IMCR”) with the OCC during the second quarter of 2012, which mandates that Atlantic Coast Bank must achieve a 7% Tier 1(core) capital ratio. With a Tier 1 core capital ratio of 5.36% as of June 30, 2012, the Bank was not in compliance with the IMCR.

In light of the IMCR and the losses the Company has incurred over the past four years, the Company's Board of Directors began a review of strategic alternatives late in 2011, and engaged a financial advisor to assist in the exploration of alternatives to enhance stockholder value. The Company also received approval from the Federal Reserve Board to pursue these strategic alternatives, which include consideration of a potential business combination and a rights offering or other capital-raising actions. This process continues, however, there can be no assurances as to the outcome of these efforts.

On August 10, 2012 the Board of Directors of Atlantic Coast Bank, the Company’s wholly-owned banking subsidiary entered into a Consent Order (“the Agreement”) with the OCC. Among other things the Agreement provides that by December 31, 2012 the Bank achieve and maintain total risk based capital of 13% of risk weighted assets and Tier 1 capital of 9% of adjusted total assets. As a result of entering into the Agreement to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action (“PCA”) rules will be lowered to adequately capitalized, notwithstanding actual capital levels that otherwise may be deemed well capitalized under such rules. See Note 12 to the financial statements contained in this Form 10-Q for further description of the provisions contained in the Agreement.

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

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor the conditions discussed above continuously and reviews are conducted monthly with the Bank’s senior management and Board of Directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of loan and specific allowances for identified problem loans. The allowance also incorporates the results of measuring impaired loans.

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans. Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component. Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during each year through the second quarter of 2012. The increase reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

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

Loans for which the terms have been modified as a result of the borrower's financial difficulties are classified as troubled debt restructurings ("TDRs"). TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogenous loans, such as one-to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates of those loans compared to prevailing interest rates at the time of restructure.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the six months ended June 30, 2012.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of June 30, 2012, the Company had a valuation allowance of $27.4 million for the net deferred tax asset.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General. Total assets decreased $10.4 million, or 1.3%, to $778.5 million at June 30, 2012 as compared to $789.0 million at December 31, 2011. The primary reason for the decrease in assets was a decrease in loans, net of $50.2 million, partially offset by an increase in cash and cash equivalents of $23.8 million and an increase in securities available for sale of $19.6 million as the Company continued to manage its balance sheet consistent with its capital preservation strategy and to increase the Company’s liquidity position. Total deposits decreased $7.9 million, or 1.6%, to $500.5 million at June 30, 2012 from $508.4 million at December 31, 2011. Time deposits decreased by $8.6 million while non-maturing deposits consisting of non-interest bearing and interest bearing demand accounts and savings and money market accounts grew by $711,000 during the six months ended June 30, 2012. Stockholders’ equity decreased by $2.3 million to $44.0 million at June 30, 2012 from $46.3 million at December 31, 2011 due to the net loss of $4.7 million for the six months ended June 30, 2012, offset by an increase in other comprehensive income of $2.4 million.

Following is a summarized comparative balance sheet as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,	Increase (decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$64,772	$41,017	$23,755	57.9%
Securitites available for sale	146,383	126,821	19,562	15.4%
Loans	467,819	521,233	(53,414)	-10.2%
Allowance for loan losses	12,339	15,526	(3,187)	-20.5%
Loans, net	455,480	505,707	(50,227)	-9.9%
Loans held for sale	57,806	61,619	(3,813)	-6.2%
Other assets	54,093	53,803	290	0.5%
Total assets	$778,534	$788,967	$(10,433)	-1.3%

Liabilities and Stockholders' equity
Deposits
Non-interest bearing demand	$40,538	$34,586	$5,952	17.2%
Interest bearing demand	77,066	76,811	255	0.3%
Savings and money market	193,838	199,334	(5,496)	-2.8%
Time	189,039	197,680	(8,641)	-4.4%
Total deposits	500,481	508,411	(7,930)	-1.6%
Federal Home Loan Bank advances	135,000	135,000	-	0.0%
Securities sold under agreements to repurchase	92,800	92,800	-	0.0%
Accrued expenses and other liabilities	6,263	6,462	(199)	-3.1%
Total liabilities	734,544	742,673	(8,129)	-1.1%
Stockholders' equity	43,990	46,294	(2,304)	-5.0%
Total liabilities and stockholders' equity	$778,534	$788,967	$(10,433)	-1.3%

Cash and cash equivalents. Cash and cash equivalents increased $23.8 million to $64.8 million at June 30, 2012 from $41.0 million at December 31, 2011.

Securities available for sale. Securities available for sale was comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased approximately $19.6 million to $146.4 million at June 30, 2012, from $126.8 million at December 31, 2011. As of June 30, 2012, approximately $119.4 million of securities available for sale were pledged as collateral for the securities sold under agreements to repurchase. At June 30, 2012, approximately $145.4 million, or 99%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Loans held for sale. Loans held for sale were comprised primarily of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators. Loans held for sale included $2.9 million of non-performing loans which were sold subsequent to June 30, 2012. Loans held for sale decreased $3.8 million, or 6.2% to $57.8 million at June 30, 2012 as compared to $61.6 million at December 31, 2011 primarily due to a decrease in loan production from our warehouse lending operations. As of June 30, 2012, the weighted average number of days outstanding of loans held for sale was 23 days.

During the six months ended June 30, 2012, the Company originated a total of $402.7 million of loans held for sale, comprised of approximately $23.9 million of one- to four-family residential loans originated internally, and approximately $378.8 million of one- to four-family residential loans purchased from third parties under warehouse loan agreements. Approximately $406.1 million of the one- to four-family residential loans were sold, resulting in a gain of $1.2 million and interest earned of $1.1 million on outstanding balances which was recorded in interest income. The Company intends to continue to focus on opportunities to grow the warehouse line of business in the near future due to its favorable margins and efficient capital usage.

Loans. Below is a comparative composition of net loans as of June 30, 2012 and December 31, 2011, excluding loans held for sale:

	June 30, 2012	% of total loans	December 31, 2011	% of total loans
	(Dollars in Thousands)
Real estate loans:
One-to-four family	$218,109	47.2%	$241,453	46.9%
Commercial	62,570	13.6%	72,683	14.1%
Other ( land and multi-family)	22,487	4.9%	29,134	5.7%
Total real estate loans	303,166	65.7%	343,270	66.7%

Real estate construction loans:
One-to-four family	567	0.1%	2,044	0.4%
Commercial	4,036	0.9%	4,083	0.8%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	4,603	1.0%	6,127	1.2%

Other loans:
Home equity	68,767	14.9%	74,199	14.4%
Consumer	63,529	13.8%	67,850	13.2%
Commercial	21,343	4.6%	23,181	4.5%
Total other loans	153,639	33.3%	165,230	32.1%

Total loans	461,408	100%	514,627	100%

Allowance for loan losses	(12,339)		(15,526)
Net deferred loan costs	6,534		6,730
Discounts on purchased loans	(123)		(124)

Loans, net	$455,480		$505,707

Total portfolio loans declined $53.2 million, or approximately 10.3%, to $461.4 million at June 30, 2012 as compared to $514.6 million at December 31, 2011 due to increased payoffs of one- to four-family residential and commercial real estate loans during the six months ended June 30, 2012 as a result of increased refinancing in the low interest rate environment along with increased transfers to OREO of non-performing loans. Portfolio loan originations decreased $5.0 million to $13.2 million for the six months ended June 30, 2012 from $18.2 million for the same period in 2011.

Small business loan originations, including SBA loans, were $6.9 million during the six months ended June 30, 2012. The Company intends to sell the guaranteed portion of SBA loans upon completion of loan funding to increase non-interest income. The Company plans to continue to expand this business line going forward.

Consistent with its capital preservation and risk management policies, the Company does not intend to generally portfolio originated loans, but rather continue to emphasize the sale of mortgages it originates in the secondary market in the near term.

The composition of the Bank’s loan portfolio is heavily weighted toward one- to four-family residential loans. As of June 30, 2012, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $287.4 million, or 62.3% of total gross loans. Approximately $42.2 million, or 61.3% of loans recorded as home equity loans are in a first lien position. Accordingly, $260.9 million, or 90.7% of loans collateralized by one- to four-family residential loans were in a first lien position as of June 30, 2012.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
1-4 Family First Mortgages	$144,472	$43,314	$30,323	$218,109
1-4 Family Second Mortgages	32,601	35,071	1,095	68,767
1-4 Family Construction Loans	567	-	-	567
	$177,640	$78,385	$31,418	$287,443

Allowance for loan losses. The allowance for loan losses was $12.3 million, or 2.64% of total loans at June 30, 2012 compared to $15.5 million or 2.98% of total loans outstanding at December 31, 2011.

The allowance for loan losses activity for the six months ended June 30, 2012 and 2011 was as follows:

	June 30,	June 30,
	2012	2011

Balance at beginning of period	$15,526	$13,344

Charge-offs:
Real Estate Loans
One-to four-family	4,301	3,399
Commercial	2,138	177
Other (Land & Multi-family)	1,585	103
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	202	-
Acquistion & Development	-	-
Other Loans
Home equity	2,044	1,741
Consumer	780	444
Commercial	71	15
Total charge-offs	11,121	5,879

Recoveries:
Real Estate Loans
One-to four-family	471	251
Commercial	2	21
Other (Land & Multi-family)	-	34
Real Estate Construction Loans
Construction One-to four family	-	-
Construction Commercial	-	-
Acquistion & Develpoment	-	-
Other Loans
Home equity	71	24
Consumer	172	125
Commercial	2	-
Total recoveries	718	455

Net charge-offs	10,403	5,424
Provision for loan losses	7,216	5,764
Balance at end of period	$12,339	$13,684

Net charge-offs in the first half of 2012 increased over the same period in 2011 primarily due to increased sales of non-performing loans. During the six months ended June 30, 2012, the Bank sold, or entered into contracts to sell, approximately $11.0 million of non-performing loans. These transactions have resulted in total charge-offs of approximately $3.6 million and additional provision for loan losses of $1.6 million. The net charge-offs on sales of non-performing loans was comprised of $1.6 million for one-to four-family residential loans and $2.0 million for non- residential commercial real estate loans. The Company seeks to reduce non-performing loans in the least costly way possible, including workout, restructure, short sales and when necessary foreclosure and disposal of collateral. Loans the company holds for sale are recorded at the lower of cost or market and reported as held for sale. As of June 30, 2012, the Company had non-performing loans held for sale of $2.9 million which were sold in July 2012.

Net charge offs for the first half of 2012 also increased over the same period in 2011 due to a $700,000 charge-off of residential land loans. Similar charge-offs in 2011 were $69,000. Finally, net charge-offs for the six months ended June 30, 2012, also increased approximately $1.2 million for the charge-off of collateral dependent loans, the impairment for which had been reserved for in 2011, and the Company had determined no other sources of repayment exist.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. Following the same policy the Company charges- off the entire balance of second position home equity loans at the time the loan becomes non-performing. During the six months ended June 30, 2012, charge-offs include partial charge-offs of approximately $2.2 million of one- to four-family first mortgages and home equity loans identified as non-performing, a decrease of $1.0 million as compared to $3.2 million for the same period in the prior year, principally attributable to reduced losses on one-to four family residential mortgages.

Non-performing assets:	June 30,	December 31,
	2012	2011
	(Dollars in Thousands)
Real Estate Loans
One-to-four-family	$13,904	$16,108
Commercial	9,051	14,238
Other	1,609	5,153

Construction - One-to-four-family	-	-
Construction - Commercial	2,362	2,362
Construction - Acquisition & Development	-	-

Other Loans - Consumer
Home Equity	2,441	4,091
Other	800	983
Commercial	2,917	3,680

Total non-performing loans	33,084	46,615
Other real estate owned	7,708	5,839

Total non-performing assets	$40,792	$52,454

Non-performing loans to total loans	7.07%	8.94%
Non-performing assets to total assets	5.24%	6.65%

Non-performing loans were $33.1 million (including $2.9 million of non-performing loans in loans held for sale sold subsequent to June 30, 2012) or 7.07% of total loans at June 30, 2012 as compared to $46.6 million, or 8.94% of total loans at December 31, 2011. The decrease in non-performing loans was primarily due to the transfer of $5.1 million to other real estate owned, $2.7 million in short sales of residential loans, the sale of a $2.0 million non-performing commercial real estate loan, a charge-down of $1.7 million on another commercial real estate loan under contract for sale in the third quarter, and $1.2 million charged-off related to a residential loan sale that closed in July 2012.

During the first six months of 2012 the market for disposing of non-performing assets became more liquid leading to the sales described above. These types of transactions may result in additional losses over the amounts provided for in the allowance for loan losses however the Company continues to attempt to reduce non-performing assets through the least costly means possible. The allowance for loan losses is determined by the information available at the time such determination is made and reflects management’s best estimate of loss.

As of June 30, 2012, total non-performing one- to four-family residential and home equity loans of $16.3 million included $12.9 million of one- to four-family residential loans that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell loans as distressed assets, could result in additional losses. As of June 30, 2012, and December 31, 2011, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of June 30, 2012 and December 31, 2011.

Other real estate owned increased $1.9 million to $7.7 million at June 30, 2012 as transfers from non-performing loans into other real estate owned of approximately $5.7 million exceeded foreclosed asset sales of $3.8 million during the first six months of 2012.

At June 30, 2012 the five largest non-performing loans were as follows. The largest relationship was comprised of loans totaling $6.9 million secured by owner occupied commercial real estate and business assets. The borrower filed Chapter 11 bankruptcy in December 2010. The bankruptcy plan was confirmed in May 2012 and plan payments began in June 2012. The Bank’s second largest relationship was comprised of loans totaling $1.9 million secured by business assets and various properties including an owner occupied commercial building, two retail store locations and five one- to four-family residential lots. The third largest relationship was a $$1.7 million loan secured by a multi-family development adjacent to Disney World in central Florida. The project was halted during construction and is in foreclosure. The fourth largest relationship was comprised of loans totaling $1.7 million secured by a retail shopping center and vacant residential land. The fifth largest relationship was a $1.0 million loan secured by eight condominium units in northeast Florida.

The tables below compare period-end allowance, (which includes the general component which is available for the entire loan portfolio and specific components of the allowance for loan losses) to non-performing loans as of June 30, 2012 and December 31, 2011:

	Comparison of Loan Loss Allowance to Non-Performing Loans
	June 30, 2012
	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$13,904	$4,773	34.33%
Commercial	9,051	1,956	21.61%
Other (land & multi-family)	1,609	713	44.31%

Real Estate Construction
Construction One-to four family	-	-	-
Construction Commercial	2,362	8	0.34%
Acquistion & Development	-	-	-

Other Loans
Home Equity	2,441	3,186	130.52%
Consumer	800	1,032	129.00%
Commercial	2,917	671	23.00%
Totals	$33,084	$12,339	37.30%

	Comparison of Loan Loss Allowance to Non-Performing Loans
	December 31, 2011

	Non- Performing Loans	Amount of Loan Loss Allowance	% of General and Specific Loan Loss Allowance to Non- Performing Loans
	(Dollars in Thousands)
Real Estate Loans
One-to four-family	$16,108	$6,030	37.43%
Commercial	14,238	3,143	22.07%
Other (land & multi-family)	5,153	1,538	29.85%

Real Estate Construction
Construction One-to four family	-	120	-
Construction Commercial	2,362	-	0.00%
Acquistion & Development	-	-	-

Other Loans
Home Equity	4,091	3,125	76.39%
Consumer	983	885	90.03%
Commercial	3,680	685	-
Totals	$46,615	$15,526	33.31%

The percentage of general and specific loan loss allowance to non-performing loans increased at June 30, 2012 as compared to year end 2011, primarily due to the decline in large balance non-performing commercial real estate loans and other commercial real estate loans and therefore a reduction in specific reserves. In addition the general reserve for one-to four family residential loans declined due to reduced delinquencies.

Specific reserves of $1.1 million on a commercial real estate loan as of December 31, 2011 were charged-off during the six months ended June 30, 2012 as a result of the Company’s agreement to allow a borrower to sell the income producing collateral in order to settle the loan. Following the charge-off of the specific reserve the remaining non-performing loan balance was $1.3 million. Specific reserves on other commercial real estate loans of approximately $900,000 as of December 31, 2011, were charged off during the first six months of 2012 as the Company determined that collectability on the loans were entirely based on the sale of the collateral.

Impaired Loans. The following table shows impaired loans segregated by performing and non-performing and the associated specific reserve as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Balance	Specific Reserve	Balance	Specific Reserve
		(Dollars in Thousands)
Performing	$2,575	$-	$179	$-

Non-performing	16,536	1,839	26,586	4,262

TDR by category:

TDR-performing commercial	5,980	249	6,000	591

TDR-performing residential	14,032	1,767	13,337	1,104

Total impaired loans	$39,123	$3,855	$46,102	$5,957

The increase in performing impaired loans was due to one commercial real estate loan.

The decline in non-performing impaired loans was primarily due to the transfer of $5.1 million in loans to other real estate owned, the sale of a $2.0 million commercial real estate loan and a charge-down of $1.7 million on another commercial real estate loan under contract for sale in the third quarter.

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

Troubled debt restructured loans totaled $20.0 million as of June 30, 2012 as compared to $19.3 million at December 31, 2011. Approximately $12.0 million of restructured loans demonstrated 12 months of performance under restructured terms and therefore are reported as performing or were paid off.

Deferred Income Taxes. As of both June 30, 2012 and December 31, 2011 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $27.4 million for the full amount of the net federal and state deferred tax assets as of June 30, 2012. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits. Total deposits were $500.5 million at June 30, 2012, a decrease of $7.9 million from $508.4 million at December 31, 2011. Non-maturing deposits grew by $711,000 during the first six months of 2012, as the Bank leveraged consumers’ demonstrated preference for shorter duration, more liquid deposit products through targeted marketing promotional campaigns to grow non-maturity deposits. As a result, time deposits decreased by $8.6 million during the same time period. Non-maturing deposits grew modestly to $311.4 million at June 30, 2012, with interest-bearing demand and savings products offered under our successful reward programs experiencing the largest increase in new accounts and households. Time deposits decreased to $189.0 million as of June 30, 2012 primarily due to decreased time deposits acquired through brokers. As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Supervisory Agreement with the Office of Thrift Supervision dated December 14, 2010, the Bank may not increase brokered deposits without prior written approval over the agreed upon amount of $52.5 million. At June 30, 2012 the Bank had brokered deposits of $19.5 million.

Securities sold under agreements to repurchase. The Bank has $92.8 million of securities sold under agreements to repurchase (“reverse repo”) comprised of structured notes with two different counterparties in amounts totaling $77.8 million and $15.0 million, respectively at June 30, 2012. The individual agreements take the form of term repurchase agreements with maturities beginning in 2014 and final maturities in 2018. The fair value of the securities collateralizing the reverse repos at June 30, 2012 was $119.4 million. The market value of the debt exceeded the principal balance outstanding by $15.6 million.

The agreements with the counterparty of the $77.8 million reverse repo contained default conditions which if triggered would materially impact the Bank’s capital and results of operations. The agreements with the counterparty as of the end of the second quarter 2012 gave the counterparty the option to terminate the debt at its market rate in the event the Bank were to become less than adequately capitalized or receive a cease and desist order from the OCC. As of June 30, 2012 the market value of the debt exceeded the principal balance outstanding by $12.7 million.

Subsequent to June 30, 2012 the Company entered into a revised agreement with the counterparty which eliminated the event of default which gave the counterparty the option to terminate the reverse repo agreements at the market value of the debt in the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the OCC. Under the terms of the revised agreement the Bank will be required to pledge additional collateral if its capital ratios decrease below regulatory defined levels of well capitalized or adequately capitalized.

Information concerning securities sold under agreements to repurchase as of June 30, 2012 is summarized as follows:

(Dollars in Thousands)
Average daily balance during the period	$92,800
Average interest rate during the period	5.16%
Maximum month-end balance	$92,800
Weighted average interest rate at period end	5.16%

Federal Home Loan Bank advances. FHLB advances remained unchanged at $135.0 million at June 30, 2012 as compared to December 31, 2011. FHLB advances had a weighted-average maturity of 49 months and a weighted-average rate of 3.88% at June 30, 2012. The Company was notified in March 2012 that the discount percentages used to determine our excess borrowing capacity with FHLB of Atlanta were reduced. In addition, during the first half of 2012, prepayments on loans pledged collateral as collateral for the FHLB advances resulted in lower balances of loans available to be used as collateral. Accordingly, our excess borrowing capacity was reduced by approximately $48.6 million to $15.2 million at June 30, 2012 from $63.8 million at December 31, 2011. Due to prepayments on loans pledged as collateral for the FHLB advances discussed above, the Company expects to utilize investment securities as collateral for the FHLB advances at some point during the remaining six months of 2012.

Stockholders’ equity. Stockholders’ equity decreased by approximately $2.3 million to $44.0 million at June 30, 2012 from $46.3 million at December 31, 2011 due to the net loss of $4.7 million for the six months ended June 30, 2012, offset by an increase in other comprehensive income of $2.4 million.

Beginning in 2009 and continuing into 2012, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio decreased to 5.65% at June 30, 2012, from 5.87% at December 31, 2011. As of June 30, 2012, the Bank was not in compliance with the Individual Minimum Capital Requirement (IMCR) imposed on the Bank by the Office of Thrift Supervision on May 13, 2011. Under the IMCR, the Bank was required to achieve and maintain a Tier 1 leverage ratio of 7.0% as of September 30, 2011. Total risk-based capital to risk-weighted assets was 10.8%, Tier 1 capital to risk-weighted assets was 9.6%, and Tier 1 capital to adjusted total assets was 5.4% at June 30, 2012, respectively. These ratios as of December 31, 2011 were 10.9%, 9.7% and 5.8%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011.

General. Net loss for the three months ended June 30, 2012, was $3.0 million, as compared to a net loss of $1.5 million for the same period in 2011. The Company's higher net loss for the second quarter of 2012 reflected an increase in provision for loan losses of $774,000, a decrease in non-interest income of $756,000 primarily related to lower gains on the sale of available for sale securities and a decrease in net interest income of $321,000 due to lower average balances of interest-earning assets as well as lower average yields, partially offset by lower non-interest expense of $522,000, primarily in compensation and benefits.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the three months ended June 30, 2012 and 2011. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the three months ended June 30,
	2012			2011
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$533,021	$7,730	5.80%	$585,034	$8,330	5.68%
Securites(2)	142,620	828	2.32%	154,086	1,273	3.32%
Other interest-earning assets(3)	65,226	65	0.40%	20,852	28	0.52%
Total interest-earning assets	740,867	8,623	4.64%	759,972	9,631	5.08%
Non-interest earning assets	35,768			47,642
Total assets	$776,635			$807,614

INTEREST-BEARING LIABILITIES
Savings deposits	$78,982	$86	0.44%	$69,401	$111	0.64%
Interest bearing demand accounts	76,509	84	0.44%	75,325	236	1.24%
Money market accounts	121,899	144	0.48%	116,319	223	0.76%
Time deposits	181,072	684	1.52%	201,811	1,015	2.00%
Securities sold under agreements to repurchase	92,800	1,195	5.16%	92,800	1,195	5.16%
Federal Home Loan Bank advances	135,000	1,326	3.92%	152,225	1,426	3.76%
Other borrowings	-	-	-	34	-	0.00%
Total interest-bearing liabilities	686,262	3,519	2.04%	707,915	4,206	2.36%
Non-interest bearing liabilities	44,332			44,047
Total liabilities	730,594			751,962
Stockholders' equity	46,041			55,652
Total liabilities and stockholders' equity	$776,635			$807,614

Net interest income		$5,104			$5,425
Net interest spread			2.60%			2.72%
Net earning assets	$54,605			$52,057
Net interest margin(4)			2.76%			2.86%
Average interest-earning assets to average interest-bearing liabilities		107.96%			107.35%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes loans held for sale.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2012 as compared to the same period in 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(752)	$152	$(600)
Securities	(89)	(356)	(445)
Other interest-earning assets	46	(9)	37
Total interest-earning assets	(795)	(213)	(1,008)

INTEREST-BEARING LIABILITIES
Savings deposits	14	(38)	(24)
Interest bearing demand accounts	4	(157)	(153)
Money market accounts	10	(89)	(79)
Time deposits	(97)	(234)	(331)
Securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(167)	67	(100)
Other borrowings	-	-	-
Total interest-bearing liabilities	(236)	(451)	(687)

Net interest income	$(559)	$238	$(321)

Interest income. Total interest income decreased $1.0 million to $8.6 million for the three months ended June 30, 2012 from $9.6 million for the three months ended June 30, 2011 primarily due to the decrease in interest income on loans and securities. Interest income on loans decreased to $7.7 million for the three months ended June 30, 2012 from $8.3 million for the same period in 2011. This decrease was due to a decline in the average balance of loans, which decreased $52.0 million to $533.0 million for the three months ended June 30, 2012 from $585.0 million for the prior year period, partially offset by an increase in average yield on loans of 12 basis points to 5.80% for the three months ended June 30, 2012. Interest income earned on securities decreased $445,000 to $828,000 for the three months ended June 30, 2012 from $1.3 million for the same period in 2011. This decrease was due to the lower interest rates available on new purchases of securities combined with the decline in the average balance of securities of $11.5 million to $142.6 million for the three months ended June 30, 2012, which resulted in a 100 basis point decline in average yield of securities to 2.32% for the three months ended June 30, 2012. Due to the decline in yield, the decrease in the average balance of interest-earning assets and the mix of interest-earning assets related to our capital preservation strategy, the Company expects interest income to be lower during 2012 as compared to 2011.

Interest expense. Interest expense declined by $687,000 to $3.5 million for the three months ended June 30, 2012 from $4.2 million for the three months ended June 30, 2011. The decrease in interest expense for the three months ended June 30, 2012, as compared to the same period in 2011, was due to lower average rates paid on interest-bearing deposits, as well as the decrease in average outstanding balances of time deposits and FHLB advances. The average rate paid on deposits decreased 48 basis points to 0.80% for the three months ended June 30, 2012 as compared to 1.28% for the same period in 2011 due to the low interest rate environment. The average balance of time deposits decreased $20.7 million to $181.1 million for the three months ended June 30, 2012 due to our strategic emphasis on increasing core deposits. The average balance of FHLB advances declined $17.2 million to $135.0 million for the three months ended June 30, 2012 due to repayments.

Net interest income. Net interest income decreased $321,000 to $5.1 million for the three months ended June 30, 2012 from $5.4 million for the three months ended June 30, 2011, due to the decrease in interest income resulting from a reduction in average outstanding interest earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 12 basis points to 2.60% for the second quarter of 2012 as compared to 2.72% for the same quarter in 2011. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 10 basis points to 2.76% as compared to 2.86% for the same quarter in 2011.

Provision for loan losses. Provision for loan losses of $3.7 million and $3.0 million were made during the three months ended June 30, 2012 and 2011, respectively. Net charge-offs for the three months ended June 30, 2012 were $4.9 million as compared to $2.8 million for the same period in 2011 which was the primary cause of the increased provision for loans losses in 2012 as compared to 2011 as additional loss was incurred in the disposal of non-performing loans. Net charge-offs for the three months ended June 30, 2012 included $1.2 million related to the sale of non-performing one- to four-family residential loans, $700,000 related to short sales of one- to four-family residential loans and higher charge-offs of $285,000 on home equity loans. Consistent with the Company’s policy to charge-down one-to four family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2012 included $1.1 million of full and partial charge-offs as compared to $1.9 million for the same period in 2011.

Non-interest income. The components of non-interest income for the three months ended June 30, 2012 and 2011 were as follows:

			Increase(decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$786	$912	$(126)	-13.8%
Gain on sale of loans held for sale	381	412	(31)	-7.5%
Gain (loss) on available for sale securities	-	590	(590)	100.0%
Other than temporary impairment losses	-	(75)	75	100.0%
Bank owned life insurance earings	116	189	(73)	-38.6%
Interchange fees	408	395	13	3.3%
Other	108	132	(24)	-18.2%
	$1,799	$2,555	$(756)	-29.6%

Non-interest income for the three months ended June 30, 2012 decreased $756,000 to $1.8 million as compared to $2.6 million for the same three months in 2011. The decrease in non-interest income was primarily due to reductions in gains on sales of investment securities, service charges and fees and bank-owned life insurance. The Company recorded gains of $381,000 on loan sales of $216.8 million for the second quarter of 2012 as compared to gains of $412,000 on loan sales of $172.2 million for the three months ended June 30, 2011.

Interchange fees increased as a result of higher volume of transactions associated with our interest-bearing rewards checking program.

Services charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased non-sufficient funds (NSF) activity. The Company expects continued decline in NSF fees as compared to 2011.

The Company expects to see moderate growth in gains on sales and servicing of SBA loans through the remainder of 2012 from its small business lending group.

Non-interest expense. The components of non-interest expense for the three months ended June 30, 2012 and 2011 were as follows:

			Increase(decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,434	$2,718	$(284)	-10.4%
Occupancy and equipment	517	582	(65)	-11.2%
FDIC insurance premiums	272	176	96	54.5%
Foreclosed assets, net	79	191	(112)	-58.6%
Data processing	340	398	(58)	-14.6%
Outside professional services	694	654	40	6.1%
Collection expense and repossessed
asset losses	635	637	(2)	-0.3%
Other	1,037	1,174	(137)	-11.7%
	$6,008	$6,530	$(522)	-8.0%

Non-interest expense decreased $522,000 to $6.0 million for the three months ended June 30, 2012 from $6.5 million for the same three months ended June 30, 2011. Non-interest expense for the three months ended June 30, 2012 included lower compensation and benefits expenses as the Company reorganized its mortgage banking operations during 2011, reducing management positions and closing under-performing mortgage origination offices, which reduced non-interest expense by approximately $513,000 since April 2011.

Management expects non-interest expenses associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income tax. The Company recorded income tax expense of $150,000 for the three months ended June 30, 2012 related to a recent IRS examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions for which the Company had originally received a credit of $424,000. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011.

General. Net loss for the six months ended June 30, 2012, was $4.7 million, which was an improvement of $234,000 from a net loss of $4.9 million for the same period in 2011. The Company's lower net loss for the first six months of 2012 reflected lower non-interest expense of $3.0 million, primarily in compensation and benefits, partially offset by the increase in provision for loan losses of $1.5 million, a decrease in net interest income of $642,000 and a decrease in non-interest income of $491,000. The decrease in net interest income was due to lower average balances of interest-earning assets as well as lower average yields.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table sets forth certain information for the six months ended June 30, 2012 and 2011. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	For the six months ended June 30,
	2012			2011
	(Dollars in Thousands)
	Average Balance	Interest	Average Yield /Cost	Average Balance	Interest	Average Yield /Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$547,088	$15,603	5.70%	$587,010	$16,892	5.76%
Securites(2)	137,204	1,653	2.40%	152,211	2,474	3.26%
Other interest-earning assets(3)	62,422	117	0.38%	23,641	58	0.50%
Total interest-earning assets	746,714	17,373	4.66%	762,862	19,424	5.10%
Non-interest earning assets	34,179			48,859
Total assets	$780,893			$811,721

INTEREST-BEARING LIABILITIES
Savings deposits	$77,267	$192	0.50%	$67,560	$217	0.64%
Interest bearing demand accounts	76,416	222	0.58%	74,311	460	1.24%
Money market accounts	124,286	320	0.52%	117,009	457	0.78%
Time deposits	184,681	1,509	1.64%	211,935	2,140	2.02%
Securities sold under agreements to repurchase	92,800	2,392	5.16%	92,800	2,368	5.10%
Federal Home Loan Bank advances	135,000	2,651	3.92%	149,059	2,837	3.80%
Other borrowings	-	-	-	1,089	216	39.66%
Total interest-bearing liabilities	690,450	7,286	2.12%	713,763	8,695	2.44%
Non-interest bearing liabilities	43,901			43,434
Total liabilities	734,351			757,197
Stockholders' equity	46,542			54,524
Total liabilities and stockholders' equity	$780,893			$811,721

Net interest income		$10,087			$10,729
Net interest spread			2.54%			2.66%
Net earning assets	$56,264			$49,099
Net interest margin(4)			2.70%			2.81%
Average interest-earning assets to average interest-bearing liabilities		108.15%			106.88%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes loans held for sale.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2012 as compared to the same period in 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase/(Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(1,140)	$(149)	$(1,289)
Securities	(226)	(595)	(821)
Other interest-earning assets	76	(17)	59
Total interest-earning assets	(1,290)	(761)	(2,051)

INTEREST-BEARING LIABILITIES
Savings deposits	29	(54)	(25)
Interest bearing demand accounts	12	(250)	(238)
Money market accounts	27	(164)	(137)
Time deposits	(254)	(377)	(631)
Securities sold under agreements to repurchase	-	23	23
Federal Home Loan Bank advances	(274)	89	(185)
Other borrowings	(216)	-	(216)
Total interest-bearing liabilities	(676)	(733)	(1,409)

Net interest income	$(614)	$(28)	$(642)

Interest income. Total interest income decreased $2.0 million to $17.4 million for the six months ended June 30, 2012 from $19.4 million for the six months ended June 30, 2011 primarily due to the decrease in interest income on loans and securities. Interest income on loans decreased to $15.6 million for the six months ended June 30, 2012 from $16.9 million for the same period in 2011. This decrease was due to a decline in the average yield on loans of 6 basis points to 5.70% for the six months ended June 30, 2012 combined with a decline in the average balance of loans, which decreased $39.9 million to $547.1 million for the six months ended June 30, 2012 from $587.0 million for the prior year period. Interest income earned on securities decreased $821,000 to $1.7 million for the six months ended June 30, 2012 from $2.5 million for the same period in 2011. This decrease was due to lower interest rates available on new purchases of securities combined with the decline in the average balance of securities of $15.0 million, to $137.2 million for the six months ended June 30, 2012, which resulted in a 86 basis point decline in average yield of securities to 2.40% for the six months ended June 30, 2012. Due to the decrease in yield, the decrease in the average balance of interest-earning assets and the mix of interest-earning assets related to our capital preservation strategy, the Company expects interest income to be lower during 2012 as compared to 2011.

Interest expense. Interest expense declined by $1.4 million to $7.3 million for the six months ended June 30, 2012 from $8.7 million for the six months ended June 30, 2011. The decrease in interest expense for the six months ended June 30, 2012, as compared to the same period in 2011, was due to lower average rates paid on interest-bearing deposits, as well as the decrease in average outstanding balances of time deposits and FHLB advances. The average rate paid on deposits decreased 50 basis points to 0.90% for the six months ended June 30, 2012 as compared to 1.40% for the same period in 2011 due to the low interest rate environment. The average balance of time deposits decreased $27.3 million to $184.7 million for the six months ended June 30, 2012 due to our strategic emphasis on increasing core deposits. The average balance of FHLB advances declined $14.1 million to $135.0 million for the six months ended June 30, 2012 due to repayments.

Net interest income. Net interest income decreased $642,000 to $10.1 million for the six months ended June 30, 2012 from $10.7 million for the six months ended June 30, 2011, primarily due to the decrease in interest income resulting from a reduction in average outstanding interest earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 12 basis points to 2.54% for the first six months of 2012 as compared to 2.66% for the same period in 2011. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest earning assets, decreased 11 basis points to 2.70% as compared to 2.81% for the same period in 2011.

Provision for loan losses. Provision for loan losses of $7.2 million and $5.8 million were made during the six months ended June 30, 2012 and 2011, respectively. Net charge-offs for the six months ended June 30, 2012 were $10.4 million as compared to $5.4 million for the same period in 2011 which was the primary cause of the increased provision for loans losses in 2012 as compared to 2011 as additional loss was incurred in the disposal of non-performing loans. Net charge-offs for the six months ended June 30, 2012 included $1.6 million for an income producing commercial real estate loan, of which $1.1 million had been reserved for in 2011, $900,000 related to collateral dependent loans, $1.2 million related to the sale of non-performing one- to four-family residential loans, $700,000 related to short sales of one- to four-family residential loans, and higher charge-offs of $300,000 on home equity loans. Consistent with the Company’s policy to charge-down one-to four family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2012 included $2.2 million of full and partial charge-offs as compared to $3.2 million for the same period in 2011.

Non-interest income. The components of non-interest income for the six months ended June 30, 2012 and 2011 were as follows:

			Increase(decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,570	$1,826	$(256)	-14.0%
Gain on sale of loans held for sale	1,118	807	311	38.5%
Gain (loss) on available for sale securities	-	722	(722)	100.0%
Other than temporary impairment losses	-	(186)	186	100.0%
Bank owned life insurance earings	232	377	(145)	-38.5%
Interchange fees	812	644	168	26.1%
Other	222	255	(33)	-12.9%
	$3,954	$4,445	$(491)	-11.0%

Non-interest income for the six months ended June 30, 2012 decreased $491,000 to $4.0 million as compared to $4.4 million for the same six months in 2011. The decrease in non-interest income was primarily due to reductions in gains on sales of investment securities. The increased gain on sales of loans held for sale was primarily the result of our small business lending operations which accounted for $438,000, or all of the increased gain on sale of loans. The Company recorded gains of $1.1 million on loan sales of $406.1 million for the six months ended June 30, 2012 as compared to gains of $807,000 on loan sales of $295.8 million for the six months ended June 30, 2011.

Interchange fees increased as a result of higher volume of transactions associated with our interest-bearing rewards checking program.

Services charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased non-sufficient funds (NSF) activity. The Company expects continued decline in NSF fees as compared to 2011.

The Company expects to see moderate growth in gains on sales and servicing of SBA loans through the remainder of 2012 from its small business lending group.

Non-interest expense. The components of non-interest expense for the six months ended June 30, 2012 and 2011 were as follows:

			Increase(decrease)
	2012	2011	Dollars	Percentage
	(Dollars in Thousands)
Compensation and benefits	$4,624	$6,689	$(2,065)	-30.9%
Occupancy and equipment	1,033	1,165	(132)	-11.3%
FDIC insurance premiums	547	572	(25)	-4.4%
Foreclosed assets, net	(74)	150	(224)	-149.3%
Data processing	670	792	(122)	-15.4%
Outside professional services	1,468	1,143	325	28.4%
Collection expense and repossessed asset losses	1,121	1,536	(415)	-27.0%
Other	1,991	2,302	(311)	-13.5%
	$11,380	$14,349	$(2,969)	-20.7%

Non-interest expense decreased $2.9 million to $11.4 million for the six months ended June 30, 2012 from $14.3 million for the same six months ended June 30, 2011. Non-interest expense for the six months ended June 30, 2012 included lower compensation and benefits expense. Compensation and benefit costs were elevated in the first six months of 2011, as the Company recorded additional benefit expense of $782,000 related to the restoration of supplemental executive retirement plans that partially vested with the completion of the Company's second-step conversion and offering. Also, the Company reorganized its mortgage banking operations during 2011, reducing management positions and closing under-performing mortgage origination offices, which reduced non-interest expense by approximately $1.0 million since April 2011. Expenses related to certain benefit plans were $349,000 lower for the six months ended June 30, 2012 as compared to the prior period. Expenses related to collection and foreclosed assets decreased due to increased gains on sales of other real estate owned of approximately $224,000.

Management expects non-interest expenses associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income tax. The Company recorded income tax expense of $150,000 for the six months ended June 30, 2012 related to a recent IRS examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions for which the Company had originally received a credit of $424,000. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

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

In addition to these primary sources of funds, management has several contingent liquidity sources available to meet potential funding requirements. As of June 30, 2012 and December 31, 2011, the Company had additional borrowing capacity of $15.2 million and $63.8 million, respectively, with the FHLB of Atlanta. During the first six months of 2012 the Company’s borrowing capacity was reduced following a FHLB of Atlanta credit and collateral review. During the second quarter of 2012 the Bank was notified by the Federal Reserve Bank of Atlanta that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available. The Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $22.9 million as of June 30, 2012 and $4.8 million as of December 31, 2011. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates.

During the six months ended June 30, 2012, cash and cash equivalents increased $23.8 million from $41.0 million as of December 31, 2011 to $64.8 million as of June 30, 2012. Cash from operating activities of $9.2 million and cash from investing activities of $22.5 million was more than cash used in financing activities of $7.9 million. Primary sources of cash were from sales of loans held for sale of $406.1 million, proceeds from maturities and payments of available-for-sale securities of $16.0 million, net decreases in loans of $34.9 million and proceeds from the sale of other real estate owned of $3.8 million. Primary uses of cash included loans originated for sale of $402.7 million, purchases of available-for-sale securities of $33.8 million and decreases in deposits of $7.9 million.

During the six months ended June 30, 2011, cash and cash equivalents increased $19.2 million from $8.6 million as of December 31, 2010, to $27.8 million as of June 30, 2011. Cash from investing activities of $40.2 million and cash from operations of $656,000 was more than cash used in financing activities of $21.6 million. Primary sources of cash were from sales of loans held for sale of $295.8 million, capital contribution as result of the completion of the second-step conversion and offering of $13.8 million, proceeds from maturities and payments of available-for-sale securities of $21.2 million, proceeds from sales of securities available-for-sale of $45.5 million, net decreases in loans of $13.1 million and proceeds from FHLB borrowings of $51.0 million. Primary uses of cash included loans originated for sale of $298.3 million, purchases of available-for-sale securities of $42.3 million, decreases in deposits of $31.0 million, repayments of FHLB borrowings of $50.0 million and repayments of other borrowings of $8.3 million.

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

At June 30, 2012
				NPV as a Percentage of
				Present Value of Assets (3)		Net Interest Income
Change in							Increase (Decrease) in
Interest Rates					Increase	Estimated	Estimated Net Interest
(basis points)	Estimated	Estimated (Decrease) in NPV			(Decrease)	Net Interest	Income
(1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Income	Amount	Percent
	(Dollars in Thousands)
+300	$34,335	$(2,701)	(7.29)%	4.44%	(15)	$20,379	$1,265	6.62%
+200	40,225	3,189	8.61%	5.10%	51	20,381	1,267	6.63%
+100	39,581	2,545	6.87%	4.95%	37	19,482	368	1.93%
0	37,036	-	-	4.59%	-	19,114	-	-
-100	30,894	(6,142)	(16.58)%	3.83%	(76)	18,697	(417)	(2.18)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATLANTIC COAST FINANCIAL CORPORATION

FORM 10-Q

June 30, 2012

Part II - Other Information

Item 1.	Legal Proceedings

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

Item 1A.	Risk Factors

In addition to the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, investors should consider the risk factors below before investing in our common stock.

Reductions by the Federal Home Loan Bank of Atlanta (“FHLB”) in the assessed value of loan collateral pledged for the Bank’s FHLB debt and increased prepayment speed of residential loans will likely cause a shortfall in loan collateral and mean that the Bank will have to acquire and pledge investment securities in order to meet collateral requirements which may cause earnings to suffer and reduce total available liquidity.

Due to the Bank’s credit rating with the FHLB, the assessed value of loan collateral was decreased during the quarter ended June 30, 2012. In addition the largest loan category pledged as collateral for the FHLB debt, one-to four- family residential mortgages has experienced faster prepayments due to the low mortgage rate environment. The Bank expects that during the third quarter of 2012 the FHLB assessed value of pledged loan balances will fall below the outstanding loan balance resulting in a collateral short fall. In order to meet collateral requirements, the Bank will acquire and pledge collateral eligible securities to the FHLB. Due to current low yields available on such securities as compared to yields available on other interest-earning assets it is likely revenues will be less and earnings will be negatively impacted. Further, pledging investment securities that otherwise could be available for liquidity needs may impact the Bank’s ability to meet loan growth or other liquidity needs.

Reduced borrowing capacity with the FHLB and Federal Reserve Bank of Atlanta could impact the Bank’s ability to meet liquidity demands and will require increased investment of readily marketable assets, such as mortgage backed securities in order to maintain a sufficient secondary source of liquidity which may cause earnings to suffer.

During the second quarter of 2012, the Bank’s borrowing capacity with the FHLB was reduced following an FHLB of Atlanta credit and collateral review. The Bank’s additional borrowing capacity was reduced to $15.2 million at June 30, 2012.

During the second quarter of 2012, the Bank was notified by the Federal Reserve Bank of Atlanta (“FRB”) that it is no longer eligible to borrow under the Primary Lending program and that it no longer has daylight overdraft capacity available. The FRB informed the Bank that it may be eligible to participate in the FRB’s Secondary Lending program when other sources of liquidity are unavailable. The Bank currently does not utilize services of the FRB that would necessitate use of daylight overdrafts, therefore this change is not expected to have a material impact on banking operations. Prior to the notice from the FRB the Bank utilized the FRB Primary Lending in its contingent liquidity but had not borrowed under the program for liquidity or other business purposes. In order to maintain sufficient sources of available liquidity the Bank intends to increase its holdings of readily marketable investment securities such as agency backed mortgage backed securities or increase the balances maintained in cash or cash equivalents. Presently, due to the unusually low interest rate environment such investment will result in lower earnings than available from loans or interest earning assets and will likely result in reduce earnings. Further the Bank may be unable to meet liquidity needs for loan growth demands or unusual levels of deposit withdrawals.

The Bank has entered into a Consent Order with the OCC, which requires the Bank to develop strategic and capital plans to achieve and maintain specific capital levels, to implement liquidity and concentration risk management programs, to revise its problem asset reduction plan and to develop policies and procedures to prevent future violations of law or regulation. While subject to the Consent Order, the Bank’s management and board of directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect the Company’s financial performance. Non-compliance with the Consent Order may lead to additional corrective actions by the OCC which could negatively impact our operations and financial performance.

Effective August 10, 2011, the Bank entered into a Consent Order (the “Agreement”) with the OCC that provides, among other things, that:

• within 10 days of the date of the Agreement, the Board must establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement;

• within 90 days of the date of the Agreement, the Board must develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and update such plan each year by January 31 beginning on January 31, 2014;

• until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank shall not significantly deviate from products, services, asset composition and size, funding sources, corporate structure, operations, policies, procedures and markets of the Bank that existed prior to the Agreement without receipt of prior non-objection from the OCC;

• by December 31, 2012, the Bank must achieve and maintain a total risk based capital of 13% of risk weighted assets and Tier 1 capital of 9% of adjusted total assets;

• within 60 days of the date of the Agreement, the Board shall develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which shall be no less than total risk based capital of 13% of risk weighted assets and Tier 1 capital of 9% of adjusted total assets;

• the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Deposit Insurance Corporation (“FDIC”);

• within 90 days of the date of the Agreement, the Board shall forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital of 13% of risk weighted assets and Tier 1 capital of 9% of adjusted total assets in addition to certain other requirements;

•  the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

• following receipt of written no supervisory objection of its capital plan, the Board shall monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

• within 30 days of the date of the Agreement, the Board shall revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

• within 60 days of the date of the Agreement, the Board shall revise its problem asset reduction plan (“PARP”) the design of which shall be to eliminate the basis of criticism of those assets criticized as “doubtful”, “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

• within 60 days of the date of the Agreement, the Board shall revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•  the Bank’s concentration management program shall include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board established limits and a restriction on purchasing bank owned life insurance (“BOLI”) until such time as the BOLI exposure has been reduced below regulatory guidelines of

25% of total capital;

•  the Board shall immediately take all necessary steps to ensure that the Bank management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Agreement, the Board shall adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations; and

• the Agreement replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the Office of Thrift Supervision on December 10, 2010.

While subject to the Agreement, the Bank’s management and board of directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect the Company’s financial performance. There is also no guarantee that the Bank will be able to fully comply with the Agreement. In the event the Bank is in material non-compliance with the terms of the Agreement, the OCC has the authority to subject the Bank to additional corrective actions. In particular, if the Bank fails to achieve and maintain a total risk based capital of 13% of risk weighted assets and tier 1 capital of 9% of adjusted total assets by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Agreement, or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Agreement. If the OCC determines that the Bank is undercapitalized for purposes of the Agreement, it may at its discretion impose additional certain corrective actions on the Bank’s operations that are applicable to undercapitalized institutions. These corrective actions could negatively impact the Bank’s operations and financial performance.

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

June 30, 2012

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2012	/s/ G. Thomas Frankland
G. Thomas Frankland, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Thomas B. Wagers, Sr.
Thomas B. Wagers, Sr. Senior Vice–President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

