Form 10-Q
period 2012-09-30
Atlantic Coast Financial CORP
filed 2012-11-14
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10151 Deerwood Park Blvd
Building 200, Suite 100
Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

(800) 342-2824 (Registrant's telephone number, including area code)

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

2,629,061 shares of common stock, $0.01 par value, outstanding as of November 9, 2012

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$5,939	$8,696
Short-term interest-earning deposits	57,901	32,321
Total cash and cash equivalents	63,840	41,017
Securities available-for-sale	155,368	126,821
Loans held-for-sale	74,313	61,619
Loans, net of allowance of $12,729 at September 30, 2012 and $15,526 at December 31, 2011	439,391	505,707
Federal Home Loan Bank stock, at cost	7,260	9,600
Land, premises and equipment, net	14,685	14,954
Bank owned life insurance	15,659	15,320
Other real estate owned	7,903	5,839
Accrued interest receivable	2,140	2,443
Other assets	4,251	5,647
Total assets	$784,810	$788,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$43,305	$34,586
Interest-bearing demand	75,603	76,811
Savings and money market	188,057	199,334
Time	200,941	197,680
Total deposits	507,906	508,411
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	135,000	135,000
Accrued expenses and other liabilities	6,024	6,462
Total liabilities	741,730	742,673

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, 2,629,061 issued and outstanding at September 30, 2012 and December 31, 2011	26	26
Additional paid-in capital	56,246	56,186
Common stock held by:
Employee stock ownership plan shares of 88,621 at September 30, 2012 and 92,214 at December 31, 2011	(1,899)	(1,977)
Benefit plans	(441)	(351)
Retained deficit	(14,080)	(7,706)
Accumulated other comprehensive income related to securities available-for-sale	3,228	116
Total stockholders’ equity	43,080	46,294
Total liabilities and stockholders’ equity	$784,810	$788,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans, including fees	$7,402	$8,465	$23,005	$25,357
Securities and interest-earning deposits in other financial institutions	811	1,145	2,581	3,678
Total interest and dividend income	8,213	9,610	25,586	29,035
Interest expense:
Deposits	948	1,490	3,191	4,764
Federal Home Loan Bank advances	1,341	1,399	3,992	4,236
Securities sold under agreements to repurchase	1,208	1,209	3,600	3,577
Other borrowings	-	-	-	216
Total interest expense	3,497	4,098	10,783	12,793
Net interest income	4,716	5,512	14,803	16,242
Provision for loan losses	3,529	4,419	10,745	10,183
Net interest income after provision for loan losses	1,187	1,093	4,058	6,059

Noninterest income:
Service charges and fees	844	995	2,414	2,821
Gain on sale of loans held-for-sale	187	460	1,305	1,279
Gain (loss) on sale of portfolio loans	-	-	-	(12)
Gain on sale of securities available-for-sale	1,048	2,520	1,048	3,242
Other-than-temporary-impairment loss:
Total impairment gain (loss)	-	42	-	(234)
Portion of (gain) loss recognized in other comprehensive income	-	(42)	-	48
Net impairment loss recognized in earnings	-	-	-	(186)
Bank owned life insurance earnings	107	183	339	560
Interchange fees	386	382	1,198	1,026
Other	162	114	384	369
Total noninterest income	2,734	4,654	6,688	9,099

Noninterest expense:
Compensation and benefits	2,271	2,716	6,895	9,405
Occupancy and equipment	498	577	1,531	1,742
FDIC insurance premiums	311	279	858	851
Foreclosed assets, net	(39)	847	(113)	996
Data processing	376	391	1,046	1,183
Outside professional services	520	708	1,988	1,851
Collection expense	761	402	1,882	1,939
Other	892	1,186	2,883	3,489
Total noninterest expense	5,590	7,106	16,970	21,456

Loss before income tax expense	(1,669)	(1,359)	(6,224)	(6,298)
Income tax expense	-	-	150	-
Net loss	$(1,669)	$(1,359)	$(6,374)	$(6,298)

Loss per common share:
Basic	$(0.66)	$(0.55)	$(2.55)	$(2.52)
Diluted	$(0.66)	$(0.55)	$(2.55)	$(2.52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,669)	$(1,359)	$(6,374)	$(6,298)
Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	1,792	489	4,160	1,843
Less reclassification adjustments for (gains) losses recognized in income	(1,048)	(2,520)	(1,048)	(3,242)
Net unrealized gains	744	(2,031)	3,112	(1,399)
Income tax effect	-	-	-	-
Net of tax effect	744	(2,031)	3,112	(1,399)

Other-than-temporary-impairment on securities available-for-sale recorded in other comprehensive income	-	(42)	-	234
Less other-than-temporary-impairment on securities available-for-sale associated with credit loss realized in income	-	-	-	(186)
Income tax effect	-	-	-	-
Net of tax effect	-	(42)	-	48

Total other comprehensive income	744	(2,073)	3,112	(1,351)

Comprehensive loss	$(925)	$(3,432)	$(3,262)	$(7,649)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income	Total Equity

Balance at January 1, 2012	$26	$56,186	$(1,977)	$(351)	$(7,706)	$116	$46,294
Employee stock ownership plan shares earned, 3,593 shares	-	(70)	78	-	-	-	8
Management restricted stock expense	-	19	-	-	-	-	19
Stock options expense	-	28	-	-	-	-	28
Shares purchased for and distribution from Rabbi Trust	-	83	-	(90)	-	-	(7)
Net loss	-	-	-	-	(6,374)	-	(6,374)
Other comprehensive income:
Unrealized holding gains on securities available-for-sale, net of reclassification and taxes	-	-	-	-	-	3,112	3,112
Balance at September 30, 2012	$26	$56,246	$(1,899)	$(441)	$(14,080)	$3,228	$43,080

	Common Stock	Additional Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity

Balance at January 1, 2011	$148	$61,406	$(1,397)	$-	$2,581	$1,941	$(19,888)	$44,791
Second-step conversion and offering	(122)	(5,249)	(684)	(89)	-	-	19,888	13,744
Employee stock ownership plan shares earned, 3,593 shares	-	(51)	78	-	-	-	-	27
Management restricted stock expense	-	85	-	-	-	-	-	85
Shares relinquished	-	-	-	(1)	-	-	-	(1)
Stock options expense	-	47	-	-	-	-	-	47
Shares purchased for and distribution from Rabbi Trust	-	(10)	-	(337)	-	-	-	(347)
Net loss	-	-	-	-	(6,298)	-	-	(6,298)
Other comprehensive loss:
Unrealized holding losses on securities available-for-sale, net of reclassification and taxes	-	-	-	-	-	(99)	-	(99)
Other-than-temporary-impairment on securities available-for-sale, net of reclassification and taxes	-	-	-	-	-	(1,252)	-	(1,252)
Balance at September 30, 2011	$26	$56,228	$(2,003)	$(427)	$(3,717)	$590	$-	$50,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(6,374)	$(6,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	10,745	10,183
Gain on sale of loans held-for-sale	(1,305)	(1,279)
Loss on sale of portfolio loans	-	12
Loans purchased/originated for sale	(680,460)	(521,660)
Proceeds from loan sales	669,440	507,976
Foreclosed assets, net	(113)	996
Gain on sale of securities available-for-sale	(1,048)	(3,242)
Other-than-temporary-impairment loss on securities available-for-sale	-	186
Loss on disposal of equipment	9	-
Employee stock ownership plan compensation expense	8	27
Share-based compensation expense	47	132
Amortization of premiums, net of accretion of discounts on securities and loans	488	849
Depreciation expense	613	785
Net change in accrued interest receivable	303	508
Net change in cash surrender value of bank owned life insurance	(339)	(560)
Net change in other assets	1,397	2,359
Net change in accrued expenses and other liabilities	(438)	(387)
Net cash used in operating activities	(7,027)	(9,413)

Cash flows from investing activities:
Proceeds from maturities and payments of securities available-for-sale	27,322	28,309
Proceeds from sales of securities available-for-sale	47,789	131,095
Purchase of securities available-for-sale	(100,512)	(139,668)
Proceeds from sales of portfolio loans	-	623
Net change in portfolio loans	48,022	19,595
Expenditures on premises and equipment	(353)	(210)
Proceeds from sales of premises and equipment	-	28
Proceeds from sale of other real estate owned	5,754	4,378
Purchase of Federal Home Loan Bank stock	-	(1,990)
Redemption of Federal Home Loan Bank stock	2,340	1,189
Net cash from investing activities	30,362	43,349

Cash flows from financing activities:
Net decrease in deposits	(505)	(20,559)
Proceeds from Federal Home Loan Bank advances	-	166,000
Repayment of Federal Home Loan Bank advances	-	(181,000)
Proceeds from other borrowings	-	3,309
Repayment of other borrowings	-	(8,309)
Proceeds from sale of stock in second-step conversion and offering	-	13,744
Shares purchased for and distributions from Rabbi Trust	(7)	(348)
Net cash used in financing activities	(512)	(27,163)

Net increase in cash and cash equivalents	22,823	6,773
Cash and cash equivalents, beginning of period	41,017	8,550
Cash and cash equivalents, end of period	$63,840	$15,323

Supplemental disclosures of cash flow information:
Interest paid	$10,792	$12,811
Income taxes paid	-	-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$7,705	$2,509
Loans transferred to held-for-sale	2,823	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” are used interchangeably throughout this Form 10-Q.

The accompanying condensed consolidated balance sheet as of December 31, 2011, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The 2011 Atlantic Coast Financial Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

On February 3, 2011, the second step conversion of Atlantic Coast Federal, MHC into a stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion, the Company sold 1,710,857 shares of common stock at $10 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan (ESOP). In addition, pursuant to an exchange ratio of 0.1960, the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor of the Company, for 918,324 shares of Atlantic Coast Financial Corporation common stock, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering. Net proceeds of $14.4 million were raised in the stock offering, which included $684,000 loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation. The reclassifications have no effect on net loss or stockholders’ equity as previously reported.

NOTE 2. USE OF ESTIMATES

To prepare financial statements in conformity with GAAP requires that management make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Estimates associated with the allowance for loan losses, realization of deferred tax assets and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

NOTE 3. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes stockholders’ equity. The new guidance was effective for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not affect the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. The new guidance was effective for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not affect the Company’s financial condition or results of operations.

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this note and Note 5) have been categorized based upon the fair value hierarchy described below:

•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	Level 2 – Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2012
Assets:
Securities available-for-sale:
State and municipal	$968	-	$968	-
Mortgage-backed securities – residential	109,941	-	109,941	-
Collateralized mortgage obligations – U.S. Government	44,459	-	44,459	-

December 31, 2011
Assets:
Securities available-for-sale:
State and municipal	$930	-	$930	-
Mortgage-backed securities – residential	76,089	-	76,089	-
Collateralized mortgage obligations – U.S. Government	49,802	-	49,802	-

NOTE 4. FAIR VALUE (continued)

The fair values of securities available-for-sale are determined by quoted market prices, if available (Level 1). For securities available-for-sale where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities available-for-sale where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The Company had no assets measured at Level 3 fair value on a recurring basis as of September 30, 2012. The table below presents a reconciliation of all assets measured at Level 3 fair value on a recurring basis as of December 31, 2011:

Investment Securities Available-for-sale
(Dollars in Thousands)
Balance of recurring Level 3 assets as of January 1, 2011	$6,734
Total realized and unrealized gains (losses):
Included in earnings – realized	186
Included in earnings – unrealized	(186)
Included in other comprehensive income	(12)
Proceeds from maturities and payments, net	-
Proceeds from sales	(6,722)
Transfers into Level 3	-
Transfers out of Level 3	-
Balance of recurring Level 3 assets as of December 31, 2011	$-

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and/or out of Level 3 fair value. The Company determined that no debt securities were appropriately evaluated as Level 3 fair value as of September 30, 2012 and December 31, 2011.

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2012
Assets:
Other real estate owned	$7,903	-	-	$7,903
Impaired loans – collateral dependent (included on Condensed Consolidated Balance Sheet in Loans, net)	3,701	-	-	3,701

December 31, 2011
Assets:
Other real estate owned	$5,839	-	-	$5,839
Impaired loans – collateral dependent (included on Condensed Consolidated Balance Sheet in Loans, net)	18,006	-	-	18,006

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of September 30, 2012 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousands)

Assets:
Other real estate owned	$7,903	Broker price opinions, appraisal of collateral (1) (2)	Appraisal adjustments (3) (4) Liquidation expenses (3)	0.0% (0.0%) 8.0% to 10.0% (8.8%)
Impaired loans – collateral dependent (included on Condensed Consolidated	3,701	Appraisal of collateral (1)	Appraisal adjustments (3) (4)	0.0% (0.0%)
Balance Sheet in Loans, net)			Liquidation expenses (3)	8.0% to 10.0% (9.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
(3)	The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

The fair values of other real estate owned (OREO) is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, based on appraisals, less estimated selling costs, at the date of foreclosure, establishing a new cost basis. An impairment loss is recognized in cases where the carrying amount exceeds the new cost basis. Changes in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed.

Write-downs on other real estate owned for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.8 million, respectively. Write-downs on other real estate owned for the nine months ended September 30, 2012 and 2011 were $0.5 million and $0.9 million, respectively.

The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral. Collateral dependent loans had a carrying amount of $3.7 million and $18.0 million (net of a valuation allowance of $1.8 million and $2.0 million) at September 30, 2012 and December 31, 2011, respectively. Provision for loan losses of $1.7 million was recorded on impaired loans during the three months ended September 30, 2012, no provision for loan losses was recorded on impaired loans during the three months ended September 30, 2011. Provision for loan losses of $1.7 million and $3.8 million was recorded on impaired loans during the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of September 30, 2012 and December 31, 2011 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2012
Assets:
Cash and due from financial institutions	$5,939	$5,939	$5,939	$-	-
Short-term interest-earning deposits	57,901	57,901	57,901	-	-
Accrued interest receivable	2,140	2,140	-	2,140	-
Loans held-for-sale	74,313	74,546	-	74,546	-
Loans, net	439,391	461,186	-	457,485	3,701
Federal Home Loan Bank stock, at cost	7,260	7,260	-	-	7,260
Liabilities:
Deposits	507,906	508,659	-	508,659	-
Securities sold under agreements to repurchase	92,800	108,091	-	108,091	-
Federal Home Loan Bank advances	135,000	152,063	-	152,063	-
Accrued interest payable (included on Condensed Consolidated Balance Sheet in accrued expenses and other liabilities)	1,133	1,133	-	1,133	-

December 31, 2011
Assets:
Cash and due from financial institutions	$8,696	$8,696	$8,696	$-	-
Short-term interest-earning deposits	32,321	32,321	32,321	-	-
Accrued interest receivable	2,443	2,443	-	2,443	-
Loans held-for-sale	61,619	61,619	-	61,619	-
Loans, net	505,707	543,898	-	525,892	18,006
Federal Home Loan Bank stock, at cost	9,600	9,600	-	-	9,600
Liabilities:
Deposits	508,411	509,388	-	509,388	-
Securities sold under agreements to repurchase	92,800	108,087	-	108,087	-
Federal Home Loan Bank advances	135,000	151,517	-	151,517	-
Accrued interest payable (included on Condensed Consolidated Balance Sheet in accrued expenses and other liabilities)	1,142	1,142	-	1,142	-

The methods and assumptions used to estimate fair value are described below.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering the need for adjustments for market illiquidity. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt (the Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. Fair value of other borrowings is based on current rates for similar financing. The estimated fair value of other financial instruments and off-balance-sheet loan commitments approximate cost and are not considered significant to this presentation.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB of Atlanta and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of September 30, 2012.

NOTE 6. SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the amortized cost and fair value of the securities available-for-sale and the corresponding amounts of unrealized gains and losses therein as of September 30, 2012 and December 31, 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2012
State and municipal	$944	$36	$(12)	$968
Mortgage-backed securities – residential	106,687	3,254	-	109,941
Collateralized mortgage obligations – U.S. Government	44,510	118	(169)	44,459
	$152,141	$3,408	$(181)	$155,368

December 31, 2011
State and municipal	$944	$28	$(42)	$930
Mortgage-backed securities – residential	75,824	290	(25)	76,089
Collateralized mortgage obligations – U.S. Government	49,937	135	(270)	49,802
	$126,705	$453	$(337)	$126,821

The amortized cost and fair value of securities available-for-sale segregated by contractual maturity as of September 30, 2012, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities available-for-sale not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, and are shown separately.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$-	$-
Due from more than one to five years	-	-
Due from more than five to ten years	944	968
Due after ten years	-	-
Mortgage-backed securities – residential	106,687	109,941
Collateralized mortgage obligations – U.S. Government	44,510	44,459
	$152,141	$155,368

NOTE 6. SECURITIES AVAILABLE-FOR-SALE (continued)

The following table summarizes the securities available-for-sale with unrealized losses as of September 30, 2012 and December 31, 2011, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

September 30, 2012
State and municipal	$-	$-	$449	$(12)	$449	$(12)
Mortgage-backed securities – residential	-	-	-	-	-	-
Collateralized mortgage obligations – U.S. Government	24,390	(102)	6,616	(67)	31,006	(169)
	$24,390	$(102)	$7,065	$(79)	$31,455	$(181)

December 31, 2011
State and municipal	$-	$-	$419	$(42)	$419	$(42)
Mortgage-backed securities – residential	5,088	(25)	-	-	5,088	(25)
Collateralized mortgage obligations – U.S. Government	28,845	(152)	5,455	(118)	34,300	(270)
	$33,933	$(177)	$5,874	$(160)	$39,807	$(337)

Other-Than-Temporary Impairment

Management evaluates securities available-for-sale for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of September 30, 2012 the Company’s security portfolio consisted of 39 securities available-for-sale, 13 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of September 30, 2012, $154.4 million, or approximately 99.3% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2012.

During the nine months ended September 30, 2011 the Company recorded OTTI of $0.2 million related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations, all of which had been disposed of as of September 30, 2012.

NOTE 6. SECURITIES AVAILABLE-FOR-SALE (continued)

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $75.1 million and $159.4 million for the nine months ended September 30, 2012 and 2011, respectively. Gross gains of $1.0 million and $3.6 million were realized on these sales during the nine months ended September 30, 2012 and 2011, respectively. No gross losses were realized on these sales during the nine months ended September 30, 2012, gross losses of $0.3 million were realized on these sales during the nine months ended September 30, 2011. Gains and losses on sales of securities available-for-sale are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

NOTE 7. LOANS

Following is a comparative composition of net loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$204,091	45.8%	$241,453	46.9%
Commercial	59,963	13.4%	72,683	14.1%
Other (land and multi-family)	20,983	4.7%	29,134	5.7%
Total real estate loans	285,037	63.9%	343,270	66.7%

Real estate construction loans:
One- to four-family	245	0.1%	2,044	0.4%
Commercial	4,599	1.0%	4,083	0.8%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	4,844	1.1%	6,127	1.2%

Other loans:
Home equity	66,339	14.9%	74,199	14.4%
Consumer	63,898	14.3%	67,850	13.2%
Commercial	25,666	5.8%	23,181	4.5%
Total other loans	155,903	35.0%	165,230	32.1%

Total loans	445,784	100.0%	514,627	100.0%
Allowance for loan losses	(12,729)		(15,526)
Net deferred loan costs	6,458		6,730
Discount on purchased loans	(122)		(124)
Loans, net	$439,391		$505,707

NOTE 7. LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
One- to four-family	$190,448	$2,512	$943	$10,188	$13,643	$204,091
Commercial	53,614	102	164	6,083	6,349	59,963
Other (land and multi-family)	19,828	36	37	1,082	1,155	20,983
Total real estate loans	263,890	2,650	1,144	17,353	21,147	285,037

Real estate construction loans:
One- to four-family	245	-	-	-	-	245
Commercial	3,555	-	-	1,044	1,044	4,599
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	3,800	-	-	1,044	1,044	4,844

Other loans:
Home equity	62,181	1,660	495	2,003	4,158	66,339
Consumer	61,690	1,257	325	626	2,208	63,898
Commercial	22,225	8	545	2,888	3,441	25,666
Total other loans	146,096	2,925	1,365	5,517	9,807	155,903

Total loans	$413,786	$5,575	$2,509	$23,914	$31,998	$445,784

December 31, 2011
Real estate loans:
One- to four-family	$221,823	$3,838	$919	$14,873	$19,630	$241,453
Commercial	62,659	-	106	9,918	10,024	72,683
Other (land and multi-family)	23,361	606	1,339	3,828	5,773	29,134
Total real estate loans	307,843	4,444	2,364	28,619	35,427	343,270

Real estate construction loans:
One- to four-family	2,044	-	-	-	-	2,044
Commercial	1,721	-	-	2,362	2,362	4,083
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	3,765	-	-	2,362	2,362	6,127

Other loans:
Home equity	67,616	2,387	141	4,055	6,583	74,199
Consumer	64,784	1,563	541	962	3,066	67,850
Commercial	20,549	-	-	2,632	2,632	23,181
Total other loans	152,949	3,950	682	7,649	12,281	165,230

Total loans	$464,557	$8,394	$3,046	$38,630	$50,070	$514,627

NOTE 7. LOANS (continued)

Non-performing loans, including non-accrual loans, as of September 30, 2012 and December 31, 2011 were $26.3 million and $46.6 million, respectively. There were no loans over 90 days past-due and still accruing interest as of September 30, 2012 or December 31, 2011. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and non-performing loans by class of loans as of September 30, 2012 and December 31, 2011:

	Performing	Non-performing	Total
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
One- to four-family	$193,243	$10,848	$204,091
Commercial	52,678	7,285	59,963
Other (land and multi-family)	19,864	1,119	20,983
Total real estate loans	265,785	19,252	285,037

Real estate construction loans:
One- to four-family	245	-	245
Commercial	3,555	1,044	4,599
Acquisition and development	-	-	-
Total real estate construction loans	3,800	1,044	4,844

Other loans:
Home equity	64,036	2,303	66,339
Consumer	63,114	784	63,898
Commercial	22,778	2,888	25,666
Total other loans	149,928	5,975	155,903

Total loans	$419,513	$26,271	$445,784

December 31, 2011
Real estate loans:
One- to four-family	$225,345	$16,108	$241,453
Commercial	58,445	14,238	72,683
Other (land and multi-family)	23,981	5,153	29,134
Total real estate loans	307,771	35,499	343,270

Real estate construction loans:
One- to four-family	2,044	-	2,044
Commercial	1,721	2,362	4,083
Acquisition and development	-	-	-
Total real estate construction loans	3,765	2,362	6,127

Other loans:
Home equity	70,108	4,091	74,199
Consumer	66,867	983	67,850
Commercial	19,501	3,680	23,181
Total other loans	156,476	8,754	165,230

Total loans	$468,012	$46,615	$514,627

NOTE 7. LOANS (continued)

The Company utilizes an internal asset classification system for loans other than consumer and residential loans as a means of reporting problem and potential problem loans. Under the risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard”, and “Doubtful” which correspond to risk ratings five, six and seven, respectively. Substandard loans, or risk rated six, include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk rated seven, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated five. Risk ratings are updated any time the facts and circumstances warrant.

The Company evaluates consumer and residential loans based on whether the loans are performing or non-performing as well as other factors. One- to four-family residential loan balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. Consumer loans including automobile, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan.

The following table presents the risk category of those loans evaluated by internal asset classification as of September 30, 2012 and December 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
Commercial	$42,572	$6,275	$11,116	$-	$59,963
Other (land and multi-family)	13,582	777	6,624	-	20,983
Total real estate loans	56,154	7,052	17,740	-	80,946

Real estate construction loans:
Commercial	3,555	-	1,044	-	4,599
Total real estate construction loans	3,555	-	1,044	-	4,599

Other loans:
Commercial	21,917	40	3,709	-	25,666
Total other loans	21,917	40	3,709	-	25,666

Total loans	$81,626	$7,092	$22,493	$-	$111,211

December 31, 2011
Real estate loans:
Commercial	$49,820	$8,568	$14,295	$-	$72,683
Other (land and multi-family)	25,037	432	3,665	-	29,134
Total real estate loans	74,857	9,000	17,960	-	101,817

Real estate construction loans:
Commercial	1,721	-	2,362	-	4,083
Total real estate construction loans	1,721	-	2,362	-	4,083

Other loans:
Commercial	19,352	-	3,829	-	23,181
Total other loans	19,352	-	3,829	-	23,181

Total loans	$95,930	$9,000	$24,151	$-	$129,081

NOTE 7. LOANS (continued)

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. Given the deterioration in the market value of residential real estate in the markets we serve, there is a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process.

•	Commercial real estate loans generally have greater credit risks compared to one- to four- family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family loans due to the reliance on the successful operation of the project. Both loan types are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

Other Loans

•	Home equity loans and home equity lines are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, risk of loss is higher due to the deterioration in value of the real estate market.

•	Consumer loans tend to be secured by depreciating collateral, including cars and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

NOTE 7. LOANS (continued)

Activity in the allowance for loan losses for the three months ended September 30, 2012 and 2011 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
One- to four-family	$4,773	$(1,139)	$225	$573	$4,432
Commercial	1,956	(618)	-	671	2,009
Other (land and multi-family)	713	(285)	6	892	1,326
Total real estate loans	7,442	(2,042)	231	2,136	7,767

Real estate construction loans:
One- to four-family	-	-	-	1	1
Commercial	8	(637)	-	672	43
Acquisition and development	-	-	-	-	-
Total real estate construction loans	8	(637)	-	673	44

Other loans:
Home equity	3,186	(447)	144	(32)	2,851
Consumer	1,032	(466)	76	646	1,288
Commercial	671	-	-	108	779
Total other loans	4,889	(913)	220	722	4,918

Total loans	$12,339	$(3,592)	$451	$3,531	$12,729

September 30, 2011
Real estate loans:
One- to four-family	$5,902	$(1,566)	$-	$1,510	$5,846
Commercial	2,674	-	-	903	3,577
Other (land and multi-family)	1,182	(217)	2	365	1,332
Total real estate loans	9,758	(1,783)	2	2,778	10,755

Real estate construction loans:
One- to four-family	98	-	-	137	235
Commercial	140	-	-	(26)	114
Acquisition and development	-	-	-	-	-
Total real estate construction loans	238	-	-	111	349

Other loans:
Home equity	1,949	(1,074)	75	724	1,674
Consumer	926	(213)	78	508	1,299
Commercial	813	-	-	298	1,111
Total other loans	3,688	(1,287)	153	1,530	4,084

Total loans	$13,684	$(3,071)	$155	$4,419	$15,188

NOTE 7. LOANS (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
One- to four-family	$6,030	$(5,438)	$697	$3,143	$4,432
Commercial	3,143	(2,756)	2	1,620	2,009
Other (land and multi-family)	1,538	(1,870)	6	1,652	1,326
Total real estate loans	10,711	(10,064)	705	6,415	7,767

Real estate construction loans:
One- to four-family	120	-	-	(119)	1
Commercial	-	(839)	-	882	43
Acquisition and development	-	-	-	-	-
Total real estate construction loans	120	(839)	-	763	44

Other loans:
Home equity	3,125	(2,491)	215	2,002	2,851
Consumer	885	(1,247)	249	1,401	1,288
Commercial	685	(71)	2	163	779
Total other loans	4,695	(3,809)	466	3,566	4,918

Total loans	$15,526	$(14,712)	$1,171	$10,744	$12,729

September 30, 2011
Real estate loans:
One- to four-family	$5,860	$(4,965)	$251	$4,700	$5,846
Commercial	2,443	(177)	21	1,290	3,577
Other (land and multi-family)	1,019	(320)	36	597	1,332
Total real estate loans	9,322	(5,462)	308	6,587	10,755

Real estate construction loans:
One- to four-family	18	-	-	217	235
Commercial	37	-	-	77	114
Acquisition and development	-	-	-	-	-
Total real estate construction loans	55	-	-	294	349

Other loans:
Home equity	1,663	(2,815)	99	2,727	1,674
Consumer	1,922	(657)	203	(169)	1,299
Commercial	382	(15)	-	744	1,111
Total other loans	3,967	(3,487)	302	3,302	4,084

Total loans	$13,344	$(8,949)	$610	$10,183	$15,188

NOTE 7. LOANS (continued)

The following table presents ending balances for the allowance for loan losses and loans based on the impairment method as of September 30, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for loan losses:
Real estate loans:
One- to four-family	$1,169	$3,263	$4,432
Commercial	1,548	461	2,009
Other (land and multi-family)	95	1,231	1,326
Total real estate loans	2,812	4,955	7,767

Real estate construction loans:
One- to four-family	-	1	1
Commercial	-	43	43
Acquisition and development	-	-	-
Total real estate construction loans	-	44	44

Other loans:
Home equity	364	2,487	2,851
Consumer	67	1,221	1,288
Commercial	317	462	779
Total other loans	748	4,170	4,918

Total ending allowance balance	$3,560	$9,169	$12,729

Loans:
Real estate loans:
One- to four-family	$8,653	$195,438	$204,091
Commercial	13,613	46,350	59,963
Other (land and multi-family)	2,309	18,674	20,983
Total real estate loans	24,575	260,462	285,037

Real estate construction loans:
One- to four-family	-	245	245
Commercial	1,044	3,555	4,599
Acquisition and development	-	-	-
Total real estate construction loans	1,044	3,800	4,844

Other loans:
Home equity	3,011	63,328	66,339
Consumer	437	63,461	63,898
Commercial	3,766	21,900	25,666
Total other loans	7,214	148,689	155,903

Total ending loans balance	$32,833	$412,951	$445,784

NOTE 7. LOANS (continued)

The following table presents ending balances for the allowance for loan losses and loans based on the impairment method as of December 31, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for loan losses:
Real estate loans:
One- to four-family	$1,514	$4,516	$6,030
Commercial	2,891	252	3,143
Other (land and multi-family)	895	643	1,538
Total real estate loans	5,300	5,411	10,711

Real estate construction loans:
One- to four-family	116	4	120
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	116	4	120

Other loans:
Home equity	40	3,085	3,125
Consumer	154	731	885
Commercial	347	338	685
Total other loans	541	4,154	4,695

Total ending allowance balance	$5,957	$9,569	$15,526

Loans:
Real estate loans:
One- to four-family	$11,221	$230,221	$241,453
Commercial	19,323	53,360	72,683
Other (land and multi-family)	6,414	22,720	29,134
Total real estate loans	36,958	306,312	343,270

Real estate construction loans:
One- to four-family	455	1,589	2,044
Commercial	2,362	1,721	4,083
Acquisition and development	-	-	-
Total real estate construction loans	2,817	3,310	6,127

Other loans:
Home equity	1,959	72,240	74,199
Consumer	319	67,531	67,850
Commercial	4,049	19,132	23,181
Total other loans	6,327	158,903	165,230

Total ending loans balance	$46,102	$468,525	$514,627

NOTE 7. LOANS (continued)

Loans for which the concessions have been granted as a result of the borrower’s financial difficulties are considered a troubled debt restructurings (TDR). These concessions, which in general are applied to all categories of loans, may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection.

For homogenous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of loan. The resulting impairment is included in the general component of the allowance for loan losses. If an individual homogenous loan defaults under terms of the TDR and becomes non-performing, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance for loan losses.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. The amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $3.6 million and $6.0 million at September 30, 2012 and December 31, 2011, respectively.

Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates those loans compared to prevailing interest rates at the time of restructure. TDRs classified as impaired loans as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$8,653	$9,081
Commercial	3,947	3,941
Other (land and multi-family)	1,843	3,260
Total real estate loans	14,443	16,282

Real estate construction loans:
One- to four-family	-	455
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	455

Other loans:
Home equity	3,011	1,823
Consumer	437	319
Commercial	861	358
Total other loans	4,309	2,500

Total TDRs classified as impaired loans	$18,752	$19,337

There were no commitments to lend additional amounts on TDRs as of September 30, 2012 and December 31, 2011.

NOTE 7. LOANS (continued)

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

The following tables present information on troubled debt restructurings and subsequent defaults during the nine months ended September 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	20	$2,170	$2,064
Commercial	3	531	531
Other (land and multi-family)	7	1,068	912
Total real estate loans	30	3,769	3,507

Other loans:
Home equity	11	1,183	1,080
Consumer	7	381	381
Commercial	2	88	88
Total other loans	20	1,652	1,549

Total troubled debt restructurings	50	$5,421	$5,056

	Number of Contracts	Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring that subsequently defaulted:
Real estate loans:
Other (land and multi-family)	2	$315

Total troubled debt restructurings that subsequently defaulted	2	$315

NOTE 7. LOANS (continued)

The following table presents information about impaired loans as of September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	5,423	5,590	-
Other (land and multi-family)	502	812	-
Total real estate loans	5,925	6,402	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	1,044	4,988	-
Acquisition and development	-	-	-
Total real estate construction loans	1,044	4,988	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	1,045	1,045	-
Total other loans	1,045	1,045	-

Total with no related allowance recorded	$8,014	$12,435	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$8,653	$8,758	$1,169
Commercial	8,190	8,190	1,548
Other (land and multi-family)	1,807	2,401	95
Total real estate loans	18,650	19,349	2,812

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	3,011	3,114	364
Consumer	437	437	67
Commercial	2,721	2,721	317
Total other loans	6,169	6,272	748

Total with an allowance recorded	$24,819	$25,621	$3,560

NOTE 7. LOANS (continued)

The following table presents information about impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	5,073	6,544	-
Other (land and multi-family)	2,742	2,742	-
Total real estate loans	7,815	9,286	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	2,362	5,669	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	5,669	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	713	713	-
Total other loans	713	713	-

Total with no related allowance recorded	$10,890	$15,668	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$11,221	$11,267	$1,514
Commercial	14,250	14,250	2,891
Other (land and multi-family)	3,672	4,172	895
Total real estate loans	29,143	29,689	5,300

Real estate construction loans:
One- to four-family	455	455	116
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	455	455	116

Other loans:
Home equity	1,959	1,959	40
Consumer	319	319	154
Commercial	3,336	3,336	347
Total other loans	5,614	5,614	541

Total with an allowance recorded	$35,212	$35,758	$5,957

NOTE 7. LOANS (continued)

The following table presents interest income on impaired loans by class of loans for the three months ended September 30, 2012 and 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
One- to four-family	$9,425	$101	$-
Commercial	14,674	101	-
Other (land and multi-family)	3,125	29	-
Total real estate loans	27,224	231	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	1,577	-	-
Acquisition and development	-	-	-
Total real estate construction loans	1,577	-	-

Other loans:
Home equity	2,924	31	-
Consumer	479	7	-
Commercial	3,775	17	-
Total other loans	7,178	55	-

Total loans	$35,979	$286	$-

September 30, 2011
Real estate loans:
One- to four-family	$10,675	$97	$-
Commercial	19,288	104	-
Other (land and multi-family)	5,946	40	-
Total real estate loans	35,909	241	-

Real estate construction loans:
One- to four-family	457	-	-
Commercial	2,584	-	-
Acquisition and development	-	-	-
Total real estate construction loans	3,041	-	-

Other loans:
Home equity	671	19	-
Consumer	196	3	-
Commercial	4,502	37	-
Total other loans	5,369	59	-

Total loans	$44,319	$300	$-

NOTE 7. LOANS (continued)

The following table presents interest income on impaired loans by class of loans for the nine months ended September 30, 2012 and 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
One- to four-family	$9,937	$305	$-
Commercial	16,468	307	-
Other (land and multi-family)	4,362	89	-
Total real estate loans	30,767	701	-

Real estate construction loans:
One- to four-family	228	-	-
Commercial	1,703	-	-
Acquisition and development	-	-	-
Total real estate construction loans	1,931	-	-

Other loans:
Home equity	2,485	94	-
Consumer	378	21	-
Commercial	3,908	42	-
Total other loans	6,771	157	-

Total loans	$39,469	$858	$-

September 30, 2011
Real estate loans:
One- to four-family	$13,627	$339	$-
Commercial	18,994	377	-
Other (land and multi-family)	5,793	125	-
Total real estate loans	38,414	841	-

Real estate construction loans:
One- to four-family	229	-	-
Commercial	2,133	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,362	-	-

Other loans:
Home equity	1,739	59	-
Consumer	257	7	-
Commercial	4,290	145	-
Total other loans	6,286	211	-

Total loans	$47,062	$1,052	$-

NOTE 7. LOANS (continued)

The Company has originated loans with directors and executive officers and their associates. These loans totaled approximately $1.6 million as of September 30, 2012 and December 31, 2011. The activity on these loans during the nine month period ended September 30, 2012 and the year ended December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)

Beginning balance	$1,587	$2,703
New loans	2	49
Effect of changes in related parties	71	(1,119)
Repayments	(36)	(46)
Ending balance	$1,624	$1,587

NOTE 8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of September 30, 2012 and December 31, 2011. Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $118.8 million and $122.2 million in securities posted as collateral for these instruments as of September 30, 2012 and December 31, 2011, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. Information concerning securities sold under agreements to repurchase as of September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Average interest rate	5.10%	5.16%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average interest rate as of period end	5.10%	5.10%
Weighted average maturity (months)	45	54

The securities sold under agreements to repurchase as of September 30, 2012 mature as follows:

Amount Maturing
(Dollars in Thousands)

2012	$-
2013	-
2014	26,500
2015	10,000
2016	5,000
Thereafter	51,300
Total	$92,800

NOTE 8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. Prior to August 2, 2012, the agreement with the counterparty on $77.8 million of the $92.8 million total debt contained default provisions related to the Bank’s Prompt Corrective Action (PCA) capital levels and enforcement actions that the Bank may be subject to with its primary banking regulator. Specifically, in the event the Bank’s capital ratios fell below adequately capitalized, or if the Bank received a cease and desist order from its primary banking regulator, the counterparty had the option to call the debt at its fair value. At September 30, 2012, the fair value of that portion of the debt exceeded the carrying value by approximately $12.3 million.

On August 2, 2012, the Company entered into a revised agreement with the counterparty which eliminated the event of default which gave the counterparty the option to terminate the reverse repurchase agreements at the market value of the debt in the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the Office of the Comptroller of the Currency (OCC). Under the terms of the revised agreement the Bank will be required to pledge additional collateral if its capital ratios decrease below regulatory defined levels of well capitalized or adequately capitalized.

NOTE 9. FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings were $135.0 million at September 30, 2012 and December 31, 2011. The FHLB advances had a weighted-average maturity of 46 months and a weighted-average rate of 3.88% at September 30, 2012.

The Bank’s borrowing capacity with the FHLB has decreased from $63.8 million at December 31, 2011 to $5.4 million at September 30, 2012. In part this decrease is due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or pre-pay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $13.7 million as of September 30, 2012. In the event the Bank pre-pays an advance prior to maturity, it must do so at its fair value, which as of September 30, 2012 exceeded the book value of the individual advances by $16.9 million.

Effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of September 30, 2012 the amount of the collateral pledged for the excess of fair value over the book value totaled $1.5 million of cash and $15.2 million of investment securities.

NOTE 10. INCOME TAXES

The Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized. A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence. Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions. Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards. As of September 30, 2012, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $28.4 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

NOTE 10. INCOME TAXES (continued)

The Company recorded income tax expense of $0.2 million for the nine months ended September 30, 2012 related to a recent Internal Revenue Service examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions for which the Company had originally received a credit of $0.4 million, as compared to no credit for the same period in the prior year. Income tax expense for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)

Loss before income tax expense	$(6,224)	$(6,298)
Effective tax rate	37.5%	41.2%
Income tax benefit	(2,336)	(2,592)
Increase in valuation allowance – federal	2,228	2,333
Increase in valuation allowance – state	258	259
Income tax expense	$150	$-

NOTE 11. LOSS PER COMMON SHARE

The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares and average unearned restricted stock awards. Stock options and stock awards for shares of common stock were not considered in computing diluted weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011, respectively. There was no dilutive effect as each period reported a net loss. The following table summarizes the basic and diluted loss per common share computation for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands, Except Share Information)

Basic:
Net Loss	$(1,669)	$(1,359)	$(6,374)	$(6,298)
Weighted average common shares outstanding	2,628,969	2,628,969	2,628,969	2,629,012
Less: average unallocated employee stock ownership plan shares	(91,017)	(95,807)	(91,017)	(82,952)
Less: average director’s deferred compensation shares	(39,470)	(47,028)	(40,381)	(46,086)
Less: average unvested restricted stock awards	(832)	(2,280)	(1,154)	(2,739)
Weighted average common shares outstanding, as adjusted	2,497,650	2,483,854	2,496,417	2,497,235
Basic loss per common share	$(0.66)	$(0.55)	$(2.55)	$(2.52)

Diluted:
Net Loss	$(1,669)	$(1,359)	$(6,374)	$(6,298)
Weighted average common shares outstanding, as adjusted (from above)	2,497,650	2,483,854	2,496,417	2,497,235
Add: dilutive effects of assumed exercise of stock options	-	-	-	-
Add: dilutive effects of full vesting of stock awards	-	-	-	-
Weighted average dilutive shares outstanding	2,497,650	2,483,854	2,496,417	2,497,235
Diluted loss per common share	$(0.66)	$(0.55)	$(2.55)	$(2.52)

NOTE 12. REGULATORY SUPERVISION

On August 10, 2012 the Company’s Board of Directors of the Bank agreed to a Consent order (the Agreement) with its primary regulator, the OCC. The Agreement does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and Federal Deposit Insurance Company (FDIC) deposit insurance coverage will all be unaffected. Customer deposits remain protected and insured by the FDIC up to $250,000 per depositor. The Agreement provides:

•	within 10 days of the date of the Agreement, the Board must establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement;

•	within 90 days of the date of the Agreement, the Board must develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank shall not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Agreement without receipt of prior non-objection from the OCC;

•	by December 31, 2012, the Bank must achieve and maintain a total risk based capital of 13.00% of risk weighted assets and Tier 1 capital of 9.00% of adjusted total assets;

•	within 60 days of the date of the Agreement, the Board shall develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which shall be no less than total risk based capital of 13.00% of risk weighted assets and Tier 1 capital of 9.00% of adjusted total assets;

•	the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC;

•	within 90 days of the date of the Agreement, the Board shall forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital of 13.00% of risk weighted assets and Tier 1 capital of 9.00% of adjusted total assets in addition to certain other requirements;

•	the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

•	following receipt of written no supervisory objection of its capital plan, the Board shall monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

•	if the Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Agreement or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Agreement;

•	within 30 days of the date of the Agreement, the Board shall revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

NOTE 12. REGULATORY SUPERVISION (continued)

•	within 60 days of the date of the Agreement, the Board shall revise its problem asset reduction plan (PARP) the design of which shall be to eliminate the basis of criticism of those assets criticized as “doubtful”, “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•	within 60 days of the date of the Agreement, the Board shall revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•	the Bank’s concentration management program shall include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital;

•	the Board shall immediately take all necessary steps to ensure that the Bank management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Agreement, the Board shall adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations; and

•	the Agreement replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the Office of Thrift Supervision on December 10, 2010.

The Bank has satisfied all requirements under the Agreement to date. The Bank applied for and received OCC approval for an extension to December 8, 2012 to file its Strategic Plan and Capital Plan.

Atlantic Coast Bank’s actual and required capital levels and ratios were as follows:

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
September 30, 2012
Total capital (to risk weighted assets)	$45.5	10.50%	$34.6	8.00%	$43.3	10.00% (1)
Tier 1 (core) capital (to risk weighted assets)	40.0	9.23%	17.3	4.00%	26.0	6.00%
Tier 1 (core) capital (to adjusted total assets)	40.0	5.11%	31.3	4.00%	39.1	5.00% (1)

December 31, 2011
Total capital (to risk weighted assets)	$52.0	10.91%	$38.1	8.00%	$47.7	10.00%
Tier 1 (core) capital (to risk weighted assets)	46.0	9.65%	19.1	4.00%	28.6	6.00%
Tier 1 (core) capital (to adjusted total assets)	46.0	5.83%	31.6	4.00%	39.5	5.00%

(1)	As a result of entering into the Consent Order dated August 10, 2012, the Bank must achieve a Tier 1 (core) capital (to adjusted total assets) ratio of 9.00% and Total capital (to risk weighted assets) ratio of 13.00% to be deemed well capitalized.

NOTE 12. REGULATORY SUPERVISION (continued)

As of December 31, 2011, Atlantic Coast Bank was classified as “well capitalized” under prompt corrective action requirements. As a result of entering into the Agreement to achieve and maintain specific capital levels as of September 30, 2012, the Bank’s capital classification under the PCA rules was lowered to adequately capitalized, notwithstanding actual capital levels that otherwise may be deemed well capitalized under such rules.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1. Financial Statements and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Financial Corporation with the Securities and Exchange Commission, in Atlantic Coast Financial Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Financial Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic Coast Financial Corporation’s market area, the availability of liquidity from deposits or borrowings to execute on loan and investing opportunities, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

General Description of Business

The Company’s principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, home equity loans, and, to a lesser extent, automobile and other consumer loans. We also have originated multi-family residential loans and commercial construction and residential construction loans, but will no longer emphasize the origination of such loans. Instead, our new strategy is to increase our small business lending through our Small Business Administration (SBA) lending programs, warehouse lending and to originate commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff, brokers and wholesale purchases. The Bank intends to sell loans purchased through warehouse lending and the guaranteed portion of loans originated through small business lending, rather than hold the loans in portfolio. We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, sales of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. Deposits are primarily solicited in the Bank’s market area of southeastern Georgia and the Jacksonville metropolitan area when necessary to fund loan demand.

Recent Events

On August 10, 2012 the Board of Directors of Atlantic Coast Bank agreed to a Consent Order (the Agreement) with the Office of the Comptroller of Currency (OCC). Among other things the Agreement provides that by December 31, 2012 the Bank must achieve and maintain total risk based capital of 13.00% of risk weighted assets and Tier 1 capital of 9.00% of adjusted total assets. As a result of entering into the Agreement to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action (PCA) rules has been lowered to adequately capitalized, notwithstanding actual capital levels that otherwise would be deemed well capitalized under such rules. See Note 12 to the financial statements contained in this report for further description of the provisions contained in the Agreement.

Atlantic Coast Financial Corporation is regulated by the Federal Reserve Bank of Atlanta (Federal Reserve) and remains under the provisions of an Office of Thrift Supervision Supervisory Agreement dated December 10, 2010.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining fair value of securities available-for-sale, other real estate owned and accounting for deferred income taxes. These accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Allowance for Loan Losses

An allowance for loan losses (allowance) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to declining real estate values in our markets and the weak United States economy in general, it is likely that impairment reserves on non-performing one- to four-family residential and home equity loans, will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one- to four-family residential and home equity loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans. Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component. Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during each year through the third quarter of 2012. The increase reflected the deterioration of market conditions, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

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

Loans for which the terms have been modified as a result of the borrower’s financial difficulties are classified as troubled debt restructurings (TDR). TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogenous loans, such as one-to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The assessment of market rates of interest for homogenous TDR loans is done based on the weighted average rates of those loans compared to prevailing interest rates at the time of restructure.

Fair Value of Securities Available-for-Sale

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income, net of tax. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the nine months ended September 30, 2012.

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

Deferred Income Taxes

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryforwards. The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carryforwards. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Bank’s transition to a federally chartered savings bank, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of September 30, 2012, the Company had a valuation allowance of $28.4 million for the net deferred tax asset.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General

Total assets decreased $4.2 million, or 0.5%, to $784.8 million at September 30, 2012 as compared to $789.0 million at December 31, 2011. The primary reason for the decrease in assets was a decrease in loans of $69.1 million, partially offset by an increase in cash and cash equivalents of $22.8 million and an increase in securities available-for-sale of $28.5 million as the Company continued to manage its balance sheet consistent with its capital preservation strategy and to increase the Company’s liquidity position. Total deposits decreased $0.5 million, or 0.1%, to $507.9 million at September 30, 2012 from $508.4 million at December 31, 2011. Noninterest-bearing demand and time deposits grew by a total of $12.0 million while interest-bearing demand accounts and savings and money market accounts decreased by a nearly like amount during the nine months ended September 30, 2012. Stockholders’ equity decreased by $3.2 million to $43.1 million at September 30, 2012 from $46.3 million at December 31, 2011 due to the net loss of $6.4 million for the nine months ended September 30, 2012, partially offset by an increase in other comprehensive income of $3.1 million for the same time period.

Following is a summarized comparative balance sheet as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,	Increase / (Decrease)
	2012	2011	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$63,840	$41,017	$22,823	55.6%
Securities available-for-sale	155,368	126,821	28,547	22.5%
Loans held-for-sale	74,313	61,619	12,694	20.6%
Loans	452,120	521,233	(69,113)	-13.3%
Allowance for loan losses	12,729	15,526	(2,797)	-18.0%
Loans, net	439,391	505,707	(66,316)	-13.1%
Other Assets	51,898	53,803	(1,905)	-3.5%
Total assets	$784,810	$788,967	$(4,157)	-0.5%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$43,305	$34,586	$8,719	25.2%
Interest-bearing demand	75,603	76,811	(1,208)	-1.6%
Savings and money market	188,057	199,334	(11,277)	-5.7%
Time	200,941	197,680	3,261	1.6%
Total deposits	507,906	508,411	(505)	-0.1%
Securities sold under agreements to repurchase	92,800	92,800	-	-
Federal Home Loan Bank advances	135,000	135,000	-	-
Accrued expenses and other liabilities	6,024	6,462	(438)	-6.8%
Total liabilities	741,730	742,673	(943)	-0.1%
Total stockholders’ equity	43,080	46,294	(3,214)	-6.9%
Total liabilities and stockholders’ equity	$784,810	$788,967	$(4,157)	-0.5%

Cash and Cash Equivalents

Cash and cash equivalents increased $22.8 million to $63.8 million at September 30, 2012 from $41.0 million at December 31, 2011. The Bank increased its cash and cash equivalent holdings in order to raise the amount of immediately available liquidity sources in response to reduced contingent sources of liquidity from the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve.

Securities Available-for-Sale

Securities available-for-sale was comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased approximately $28.5 million to $155.4 million at September 30, 2012, from $126.8 million at December 31, 2011. As of September 30, 2012, approximately $118.8 million of securities available-for-sale were pledged as collateral for the securities sold under agreements to repurchase. At September 30, 2012, approximately $154.3 million, or 99.3%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Loans Held-for-Sale

Loans held-for-sale was comprised primarily of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators and increased $12.7 million, or 20.6% to $74.3 million at September 30, 2012 as compared to $61.6 million at December 31, 2011 primarily due to an increase in loan production from our warehouse lending operations. As of September 30, 2012, the weighted average number of days outstanding of loans held-for-sale was 22 days.

During the nine months ended September 30, 2012, the Company originated a total of $672.9 million of loans held-for-sale, comprised of approximately $27.0 million of one- to four-family residential loans originated internally, and approximately $645.9 million of one- to four-family residential loans purchased from third parties under warehouse loan agreements. Approximately $660.1 million of the one- to four-family residential loans were sold, resulting in a gain of $0.7 million and interest earned of $1.7 million on outstanding balances which was recorded in interest income. The Company intends to continue to focus on opportunities to grow the warehouse line of business in the near future due to its favorable margins and efficient capital usage.

Loans

Below is a comparative composition of net loans as of September 30, 2012 and December 31, 2011, excluding loans held-for-sale:

	September 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$204,091	45.8%	$241,453	46.9%
Commercial	59,963	13.4%	72,683	14.1%
Other (land and multi-family)	20,983	4.7%	29,134	5.7%
Total real estate loans	285,037	63.9%	343,270	66.7%
Real estate construction loans:
One- to four-family	245	0.1%	2,044	0.4%
Commercial	4,599	1.0%	4,083	0.8%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	4,844	1.1%	6,127	1.2%
Other loans:
Home equity	66,339	14.9%	74,199	14.4%
Consumer	63,898	14.3%	67,850	13.2%
Commercial	25,666	5.8%	23,181	4.5%
Total other loans	155,903	35.0%	165,230	32.1%

Total loans	445,784	100.0%	514,627	100.0%
Allowance for loan losses	(12,729)		(15,526)
Net deferred loan costs	6,458		6,730
Discount on purchased loans	(122)		(124)
Loans, net	$439,391		$505,707

Total portfolio loans declined $68.8 million, or approximately 13.4%, to $445.8 million at September 30, 2012 as compared to $514.6 million at December 31, 2011 primarily due to increased payoffs of one- to four-family residential and commercial real estate loans during the nine months ended September 30, 2012 as a result of increased refinancing in the low interest rate environment. In addition, total portfolio loans declined due to transfers to OREO of non-performing loans of $7.8 million during the first nine months of 2012. Portfolio loan originations decreased $4.0 million to $20.6 million for the nine months ended September 30, 2012 from $24.6 million for the same period in 2011.

Small business loan originations, including SBA loans, were $12.1 million during the nine months ended September 30, 2012 of which $3.0 million were reported as loans held for sale. The Company intends to sell the guaranteed portion of SBA loans upon completion of loan funding to increase noninterest income. The gain recorded for SBA loan sales during the nine months ended September 30, 2012 was $0.7 million. The Company plans to continue to expand this business line going forward.

Consistent with its capital preservation and risk management policies, the Company does not intend to grow portfolio originated loans, but rather continue to emphasize the sale of mortgages it originates in the secondary market in the near term. The composition of the Bank’s loan portfolio is heavily weighted toward one- to four-family residential loans. As of September 30, 2012, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $270.4 million, or 60.7% of total gross loans. Approximately $37.0 million, or 55.0% of loans recorded as home equity loans are in a first lien position. Accordingly, $241.1 million, or 89.1% of loans collateralized by one- to four-family residential loans were in a first lien position as of September 30, 2012. The composition of the Bank’s loan portfolio by state as of September 30, 2012 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family first mortgages	$135,483	$40,270	$28,338	$204,091
One- to four-family second mortgages	31,996	33,248	1,095	66,339
One- to four-family construction loans	245	-	-	245
	$167,724	$73,518	$29,433	$270,675

Allowance for Loan Losses

The allowance for loan losses was $12.7 million, or 2.8% of total loans at September 30, 2012 compared to $15.5 million or 3.0% of total loans at December 31, 2011. The allowance for loan losses activity for the nine months ended September 30, 2012 and 2011 was as follows:

	September 30, 2012	September 30, 2011
	(Dollars in Thousands)

Balance at beginning of period	$15,526	$13,344

Charge-offs:
Real estate loans:
One- to four-family	5,438	4,965
Commercial	2,756	177
Other (land and multi-family)	1,870	320
Real estate construction loans:
One- to four-family	-	-
Commercial	839	-
Acquisition and development	-	-
Other loans:
Home equity	2,491	2,815
Consumer	1,247	657
Commercial	71	15
Total charge-offs	14,712	8,949

Recoveries:
Real estate loans:
One- to four-family	697	251
Commercial	2	21
Other (land and multi-family)	6	36
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other loans:
Home equity	215	99
Consumer	249	203
Commercial	2	-
Total recoveries	1,171	610

Net charge-offs	13,541	8,339
Provision for loan losses	10,744	10,183
Balance at end of period	$12,729	$15,188

Net charge-offs in the first nine months of 2012 increased over the same period in 2011 primarily due to increased sales and short sales of non-performing loans. During the nine months ended September 30, 2012, the Bank sold, or entered into contracts to sell, approximately $13.0 million of non-performing loans. These transactions have resulted in total charge-offs of approximately $4.0 million and additional provision for loan losses of $2.2 million during the same time period. The net charge-offs on sales and short sales of non-performing loans during the nine months ended September 30, 2012 was comprised of $1.1 million for the distressed sale of one- to four-family residential loans, $2.1 million for non-residential commercial real estate loans and $1.1 million for other small balance short sales. The Company seeks to reduce non-performing loans in the least costly way possible, including workout, troubled debt restructurings, short sales and when necessary foreclosure and disposal of collateral. Loans the Company holds for sale are recorded at the lower of cost or fair market value and reported as held-for-sale. As of September 30, 2012, the Company had no non-performing loans held-for-sale.

In addition to increased charge-offs, due to sales and short sales of non-performing loans, net charge-offs for the first nine months of 2012 also increased over the same period in 2011 due to a $0.7 million charge-off of residential land loans, $0.7 million for a participation in a non-performing construction loan, $0.5 million for increased consumer loan charge-offs, and $0.9 million for the charge-off of collateral dependent land loans, the impairment for which had been reserved for in 2011.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. During the nine months ended September 30, 2012, charge-offs include partial charge-offs of approximately $2.9 million of one- to four-family first mortgages and home equity loans identified as non-performing, a decrease of $2.3 million as compared to $5.2 million for the same period in the prior year, principally attributable to reduced losses on one- to four-family residential mortgages. Below is a comparative composition of non-performing assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)

Non-performing assets:
Real estate loans:
One- to four-family	$10,848	$16,108
Commercial	7,285	14,238
Other (land and multi-family)	1,119	5,153
Real estate construction loans:
One- to four-family	-	-
Commercial	1,044	2,362
Acquisition and development	-	-
Other loans:
Home equity	2,303	4,091
Consumer	784	983
Commercial	2,888	3,680
Total non-performing loans	26,271	46,615
Other real estate owned	7,903	5,839
Total non-performing assets	$34,174	$52,454

Non-performing loans to total loans	5.8%	8.9%
Non-performing assets to total assets	4.4%	6.7%

Non-performing loans were $26.3 million or 5.8% of total loans at September 30, 2012 as compared to $46.6 million, or 8.9% of total loans at December 31, 2011. The decrease in non-performing loans was primarily due to the transfer of $7.2 million in non-performing loans to other real estate owned and $13.0 million in short sales of non-performing residential loans and commercial real estate loans.

During the first nine months of 2012 the market for disposing of non-performing assets became more liquid leading to the sales described above. These types of transactions may result in additional losses over the amounts provided for in the allowance for loan losses however the Company continues to attempt to reduce non-performing assets through the least costly means possible. The allowance for loan losses is determined by the information available at the time such determination is made and reflects management’s best estimate of loss.

As of September 30, 2012, total non-performing one- to four-family residential and home equity loans of $13.1 million was comprised of $19.0 million in contractual balances that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of September 30, 2012, and December 31, 2011, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of September 30, 2012 and December 31, 2011.

Other real estate owned increased $2.1 million to $7.9 million at September 30, 2012 from $5.8 million at December 31, 2011 as transfers from non-performing loans into other real estate owned of approximately $7.8 million exceeded foreclosed asset sales of $5.8 million during the first nine months of 2012.

At September 30, 2012 the five largest non-performing loans were as follows. The largest relationship was comprised of loans totaling $6.8 million secured by owner occupied commercial real estate and business assets. The borrower filed Chapter 11 bankruptcy in December 2010. The bankruptcy plan was confirmed in May 2012 and plan payments began in June 2012. The Bank’s second largest relationship was comprised of loans totaling $1.3 million secured by business assets and various properties including an owner occupied commercial building, two retail store locations and five one- to four-family residential lots. The third largest relationship was a $1.1 million loan secured by a multi-family development adjacent to Disney World in central Florida. The project was halted during construction and is in the process of foreclosure. The fourth largest relationship was a $0.9 million loan collateralized by a one- to four-family residential property. The loan was restructured in August 2012 and is performing according to its modified terms but is reported as a non-performing loan until it has performed for twelve months. The fifth largest relationship was comprised of loans totaling $0.8 million secured by a spec home and residential lots all in the process of foreclosure.

The table below compares period-end allowance for loan losses, (which includes the general component which is available for the entire loan portfolio and specific components of the allowance for loan losses) to non-performing loans as of September 30, 2012 and December 31, 2011:

	Non-performing Loans	Amount of Allowance for Loan Losses	Percent of General and Specific Allowance for Loan Losses to Non-performing Loans
	(Dollars in Thousands)

September 30, 2012
Real estate loans:
One- to four-family	$10,848	$4,432	40.9%
Commercial	7,285	2,009	27.6%
Other (land and multi-family)	1,119	1,326	118.5%
Real estate construction loans:
One- to four-family	-	1	-
Commercial	1,044	43	4.1%
Acquisition and development	-	-	-
Other loans:
Home equity	2,303	2,851	123.8%
Consumer	784	1,288	164.3%
Commercial	2,888	779	27.0%
	$26,271	$12,729	48.5%

December 31, 2011
Real estate loans:
One- to four-family	$16,108	$6,030	37.4%
Commercial	14,238	3,143	22.1%
Other (land and multi-family)	5,153	1,538	29.9%
Real estate construction loans:
One- to four-family	-	120	-
Commercial	2,362	-	-
Acquisition and development	-	-	-
Other loans:
Home equity	4,091	3,125	76.4%
Consumer	983	885	90.0%
Commercial	3,680	685	18.6%
	$46,615	$15,526	33.3%

The percentage of general and specific loan loss allowance to non-performing loans increased at September 30, 2012 as compared to year end 2011, primarily due to the decline in large balance non-performing commercial real estate loans and other commercial real estate loans and therefore decreased related specific reserves. In addition, the general reserve for other real estate loans, home equity and consumer loans increased due to increased net loss ratios over the last twelve months.

Impaired Loans

The following table shows impaired loans segregated by performing and non-performing and the associated specific reserve as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		Specific		Specific
	Balance	Reserve	Balance	Reserve
	(Dollars in Thousands)

Performing	$2,499	$-	$179	$-
Non-performing	11,582	1,795	26,586	4,262
Troubled debt restructuring by category:
Performing troubled debt restructuring – commercial	5,262	70	6,000	591
Performing troubled debt restructuring – residential	13,490	1,695	13,337	1,104
Total impaired loans	$32,833	$3,560	$46,102	$5,957

The increase in performing impaired loans was due to one commercial real estate loan.

The decline in non-performing impaired loans was primarily due to the transfer of $5.9 million in loans to other real estate owned, short sales primarily of commercial real estate loans of $5.7 million and charge-downs of $1.6 million on loans which remain as non-performing impaired loans or other real estate owned at September 30, 2012.

Impaired loans include large non-homogenous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. The assessment of market rate of interest for homogenous TDR loans is done based on the weighted average rates of those loans compared to prevailing interest rates at the time of restructure. When a TDR loan with a market rate of interest has performed for over 12 months under terms of the modification it is classified as a performing loan.

Troubled debt restructured loans totaled $18.5 million as of September 30, 2012 as compared to $19.3 million at December 31, 2011. Approximately $12.5 million of restructured loans demonstrated 12 months of performance under restructured terms and therefore are reported as performing or were paid off.

Deferred Income Taxes

As of both September 30, 2012 and December 31, 2011 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $28.4 million for the full amount of the net federal and state deferred tax assets as of September 30, 2012. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits

Total deposits were $507.9 million at September 30, 2012, a decrease of $0.5 million from $508.4 million at December 31, 2011. Non-maturing deposits decreased by $3.8 million during the first nine months of 2012, while time deposits increased by $3.3 million during the same time period. Non-maturing deposits decreased to $306.9 million at September 30, 2012 primarily due to a $14.6 million decrease in money market deposits mostly offset by increases in noninterest and interest-bearing demand deposits as the Bank focused sales and marketing efforts on increasing noninterest-bearing deposit customers. Time deposits increased to $200.9 million as of September 30, 2012 due to an increase of $28.3 million in deposits acquired through a national internet deposit program, partially offset by decreased retail and broker declines of $25.1 million.

As a part of its capital preservation strategy, the Bank intentionally lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Consent Order with the OCC dated August 10, 2012, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At September 30, 2012 the Bank had brokered deposits of $14.5 million.

Securities Sold Under Agreements to Repurchase

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of September 30, 2012 and December 31, 2011. Collateral for the structured notes are subject to a haircut of 8.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $118.8 million and $122.2 million in securities posted as collateral for these instruments as of September 30, 2012 and December 31, 2011, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. Information concerning securities sold under agreements to repurchase as of September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Average interest rate	5.10%	5.16%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average interest rate as of period end	5.10%	5.10%
Weighted average maturity (months)	45	54

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. Prior to August 2, 2012, the agreement with the counterparty on $77.8 million of the $92.8 million contained default provisions related to the Bank’s PCA capital levels and enforcement actions that the Bank may be subject to with its primary banking regulator. Specifically, in the event the Bank’s capital ratios fell below adequately capitalized, or if the Bank received a cease and desist order from its primary banking regulator, the counterparty had the option to call the debt at its fair value. At September 30, 2012, the fair value of that portion of the debt exceeded the carrying value by approximately $12.3 million.

On August 2, 2012, the Company entered into a revised agreement with the counterparty which eliminated the event of default which gave the counterparty the option to terminate the reverse repurchase agreements at the market value of the debt in the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the OCC. Under the terms of the revised agreement, the Bank will be required to pledge additional collateral if its capital ratios decrease below regulatory defined levels of well capitalized or adequately capitalized.

Federal Home Loan Bank Advances

FHLB borrowings were $135.0 million at September 30, 2012 and December 31, 2011. The FHLB advances had a weighted-average maturity of 46 months and a weighted-average rate of 3.88% at September 30, 2012.

The Bank’s borrowing capacity with the FHLB has decreased from $63.8 million at December 31, 2011 to $5.4 million at September 30, 2012. In part this decrease was due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or pre-pay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $13.7 million as of September 30, 2012. In the event the Bank pre-pays an advance prior to maturity, it must do so at its fair value, which as of September 30, 2012 exceeded the book value of the individual advances by $16.9 million. To the extent it is required to purchase additional securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher earning asset growth.

During the third quarter of 2012, the FHLB notified the Bank that it was required to collateralize the excess of the fair value of the FHLB advances over the book value. As of September 30, 2012 the amount of the collateral pledged for the excess of fair value over the book value totaled $1.5 million of cash and $15.2 million of investment securities.

Stockholders’ Equity

Stockholders’ equity decreased by approximately $3.2 million to $43.1 million at September 30, 2012 from $46.3 million at December 31, 2011 due to the net loss of $6.4 million for the nine months ended September 30, 2012, offset by an increase in other comprehensive income of $3.1 million.

Beginning in 2009 and continuing into 2012, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio decreased to 5.5% at September 30, 2012, from 5.9% at December 31, 2011. As of September 30, 2012, the Bank’s Tier 1 capital to adjusted assets ratio was 5.11%, Total risk based capital to risk- weighted assets was 10.50% and Tier 1 capital to risk-weighted assets was 9.23%. Due to the Consent Order requiring that the Bank meet and maintain a Tier 1 capital to adjusted assets ratio of 9.00% and a Total Risk Based capital to risk-weighted assets of 13.00% by December 31, 2012 the Bank is deemed as adequately capitalized for regulatory supervision purposes. These ratios as of December 31, 2011 were 10.91%, 9.65% and 5.83%.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011.

General

Net loss for the three months ended September 30, 2012, was $1.7 million, as compared to a net loss of $1.4 million for the same period in 2011. The Company's higher net loss for the third quarter of 2012 reflected a decrease in noninterest income of $1.9 million primarily related to lower gains on the sale of securities available-for-sale and a decrease in net interest income of $0.8 million due to lower average balances of interest-earning assets as well as lower average yields, partially offset by a decrease in provision for loan losses of $0.9 million and lower noninterest expense of $1.5 million, primarily in compensation and benefits.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2012 and 2011. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earnings assets:
Loans (1)	$517,173	$7,402	5.73%	$586,798	$8,465	5.77%
Securities available-for-sale (2)	158,657	751	1.89%	140,754	1,117	3.17%
Other interest-earning assets (3)	63,816	60	0.37%	34,844	28	0.33%
Total interest-earning assets	739,646	8,213	4.44%	762,396	9,610	5.04%
Noninterest-earning assets	37,148			48,019
Total assets	$776,794			$810,415

Interest-bearing liabilities:
Interest-bearing demand accounts	$74,072	$68	0.37%	$74,158	$195	0.59%
Savings deposits	76,583	82	0.43%	70,498	104	1.05%
Money market accounts	114,176	135	0.47%	117,615	210	0.71%
Time deposits	193,018	663	1.37%	202,082	981	1.94%
Securities sold under agreements to repurchase	92,800	1,208	5.21%	92,800	1,209	5.21%
Federal Home Loan Bank advances	135,000	1,341	3.97%	154,283	1,399	3.63%
Total interest-bearing liabilities	685,649	3,497	2.04%	711,436	4,098	2.32%
Noninterest-bearing liabilities	43,991			44,516
Total liabilities	729,640			755,952
Total stockholders’ equity	47,154			54,463
Total liabilities and stockholders’ equity	$776,794			$810,415

Net interest income		$4,716			$5,512
Net interest spread			2.40%			2.72%
Net interest-earning assets	$53,997			$50,960
Net interest margin (4)			2.55%			2.89%
Average interest-earning assets to average interest-bearing liabilities		107.88%			107.16%

(1)	Calculated net of deferred loan fees. Nonaccural loans included as loans carrying a zero yield, includes loans held-for-sale.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2012 as compared to the same period in 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to	Due to	Total
	Volume	Rate	Increase / (Decrease)
	(Dollars in Thousands)

Interest-earnings assets:
Loans	$(997)	$(66)	$(1,063)
Securities available-for-sale	168	(534)	(366)
Other interest-earning assets	26	6	32
Total interest-earning assets	(803)	(594)	(1,397)

Interest-bearing liabilities:
Interest-bearing demand accounts	-	(127)	(127)
Savings deposits	10	(32)	(22)
Money market accounts	(6)	(69)	(75)
Time deposits	(42)	(276)	(318)
Securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(244)	185	(59)
Total interest-bearing liabilities	(282)	(319)	(601)

Net interest income	$(521)	$(275)	$(796)

Interest Income

Total interest income decreased $1.4 million to $8.2 million for the three months ended September 30, 2012 from $9.6 million for the three months ended September 30, 2011 primarily due to the decrease in interest income on loans and securities. Interest income on loans decreased to $7.4 million for the three months ended September 30, 2012 from $8.5 million for the same period in 2011. This decrease was due to a decline in the average balance of loans, which decreased $69.6 million to $517.2 million for the three months ended September 30, 2012 from $586.8 million for the prior year period, combined with a slight decrease in average yield on loans of 4 basis points to 5.73% for the three months ended September 30, 2012. Interest income earned on securities decreased $0.4 million to $0.7 million for the three months ended September 30, 2012 from $1.1 million for the same period in 2011. This decrease was due to the lower interest rates available on new purchases of securities and higher premium amortization due to increased prepayments. The impact of the decline in yield was partially off-set by an increase in the average balance of securities of $17.9 million to $158.7 million for the three months ended September 30, 2012. Due to the decline in yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets and the change in the mix of interest-earning assets related to our capital preservation strategy, the Company expects interest income to be lower during 2012 as compared to 2011.

Interest Expense

Interest expense declined by $0.6 million to $3.5 million for the three months ended September 30, 2012 from $4.1 million for the same period in 2011 primarily due to the decrease in interest expense on deposits. The decrease in interest expense on deposits for the quarter ended September 30, 2012, as compared to the same period in 2011, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 42 basis points to 0.76% for the three months ended September 30, 2012 as compared to 1.18% for the same period in 2011 due to the low interest rate environment.

Net Interest Income

Net interest income decreased $0.8 million to $4.7 million for the three months ended September 30, 2012 from $5.5 million for the three months ended September 30, 2011, due to the decrease in interest income resulting from a reduction in average outstanding interest-earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 32 basis points to 2.40% for the third quarter of 2012 as compared to 2.72% for the same quarter in 2011. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 34 basis points to 2.55% as compared to 2.89%.

Provision for Loan Losses

Provision for loan losses of $3.5 million and $4.4 million were made during the three months ended September 30, 2012 and 2011, respectively. Net charge-offs for the three months ended September 30, 2012 were $3.1 million as compared to $2.9 million for the same period in 2011. The reason the provision for loan losses decreased for the quarter ended September 30, 2012 was the result of a $1.2 million provision for loan losses related to specific reserves on impaired loans made in the quarter ended September 30, 2011, whereas the Company did not record additional specific reserves in the comparable period of 2012. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in the third quarter of 2012 included $0.8 million of partial charge-offs as compared to $1.9 million for the same period in 2011.

Noninterest Income

The components of noninterest income for the three months ended September 30, 2012 and 2011 were as follows:

			Increase / (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$844	$995	$(151)	-15.2%
Gain on sale of loans held-for-sale	187	460	(273)	-59.3%
Gain on securities available-for-sale	1,048	2,520	(1,472)	-58.4%
Bank owned life insurance earnings	107	183	(76)	-41.5%
Interchange fees	386	382	4	1.0%
Other	162	114	48	42.1%
	$2,734	$4,654	$(1,920)	-41.3%

Noninterest income for the three months ended September 30, 2012 decreased $1.9 million to $2.7 million as compared to $4.6 million for the same three months in 2011. The decrease in noninterest income was primarily due to reductions in gains on sales of investment securities and loans, service charges and fees and bank-owned life insurance. The Company recorded gains of $0.2 million on the sale of held for sale loans in the third quarter of 2012 as compared to gains of $0.5 million for the three months ended September 30, 2011 primarily due to reduced sales of mortgages originated for sale as the Company scaled back operations in that business activity during 2012.

Service charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased non-sufficient funds (NSF) activity. The Company expects continued decline in NSF fees in 2012 as compared to 2011 as the Bank’s volume of overdrafts and NSF activity is decreasing.

The Company expects to see moderate growth in gains on sales and servicing of SBA loans through the remainder of 2012 from its small business lending group.

Noninterest Expense

The components of noninterest expense for the three months ended September 30, 2012 and 2011 were as follows:

			Increase / (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$2,271	$2,716	$(445)	-16.4%
Occupancy and equipment	498	577	(79)	-13.7%
FDIC insurance premiums	311	279	32	11.5%
Foreclosed assets, net	(39)	847	(886)	-104.6%
Data processing	376	391	(15)	-3.8%
Outside professional services	520	708	(188)	-26.6%
Collection expense and repossessed asset losses	761	402	359	89.3%
Other	892	1,186	(294)	-24.8%
	$5,590	$7,106	$(1,516)	-21.3%

Noninterest expense decreased $1.5 million to $5.6 million for the three months ended September 30, 2012 from $7.1 million for the three months ended September 30, 2011. Noninterest expense for the three months ended September 30, 2012 included lower compensation and benefits expense of $0.5 million primarily due to a reorganization of the Company’s mortgage banking operations during 2011, including reduced management positions and closing under-performing mortgage origination offices. The cost of foreclosed assets decreased $0.9 million for the three months ended September 30, 2012 as compared to the same quarter in 2011 primarily due to $0.8 million higher losses on the combined sales and write downs of other real estate owned in 2011.

Management expects noninterest expense associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income Tax

The Company recorded no income tax expense for the three months ended September 30, 2012 and 2011. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011.

General

Net loss for the nine months ended September 30, 2012, was $6.4 million, which was a slight increase from a net loss of $6.3 million for the same period in 2011. The Company's increased net loss for the first nine months of 2012 reflected a decrease in noninterest income of $2.4 million, a decrease in net interest income of $1.4 million, and an increase in provision for loan losses of $0.6 million, offset by lower noninterest expense of $4.5 million, primarily in compensation and benefits expense and foreclosure costs. The decrease in net interest income was due to lower average balances of interest-earning assets as well as lower average yields.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the nine months ended September 30, 2012 and 2011. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earnings assets:
Loans (1)	$537,044	$23,005	5.71%	$586,931	$25,357	5.76%
Securities available-for-sale (2)	144,407	2,404	2.22%	148,357	3,591	3.23%
Other interest-earning assets (3)	62,890	177	0.38%	27,406	87	0.42%
Total interest-earning assets	744,341	25,586	4.59%	762,694	29,035	5.08%
Noninterest-earning assets	35,176			48,587
Total assets	$779,517			$811,281

Interest-bearing liabilities:
Interest-bearing demand accounts	$75,629	$290	0.51%	$74,263	$655	1.18%
Savings deposits	77,037	274	0.47%	68,557	321	0.63%
Money market accounts	120,892	455	0.50%	117,210	667	0.76%
Time deposits	187,480	2,172	1.54%	208,578	3,121	1.99%
Securities sold under agreements to repurchase	92,800	3,600	5.17%	92,800	3,577	5.14%
Federal Home Loan Bank advances	135,000	3,992	3.94%	150,831	4,236	3.74%
Other borrowings	-	-	−%	718	216	40.17%
Total interest-bearing liabilities	688,838	10,783	2.09%	712,957	12,793	2.39%
Noninterest-bearing liabilities	49,218			43,821
Total liabilities	738,056			756,778
Total stockholders’ equity	41,461			54,503
Total liabilities and stockholders’ equity	$779,517			$811,281

Net interest income		$14,803			$16,242
Net interest spread			2.50%			2.69%
Net interest-earning assets	$55,503			$49,737
Net interest margin (4)			2.65%			2.84%
Average interest-earning assets to average interest-bearing liabilities		108.06%			106.98%

(1)	Calculated net of deferred loan fees. Nonaccural loans included as loans carrying a zero yield, includes loans held-for-sale.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2012 as compared to the same period in 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to	Due to	Total
	Volume	Rate	Increase / (Decrease)
	(Dollars in Thousands)
Interest-earnings assets:
Loans	$(2,139)	$(213)	$(2,352)
Securities available-for-sale	(93)	(1,094)	(1,187)
Other interest-earning assets	99	(9)	90
Total interest-earning assets	(2,133)	(1,316)	(3,449)

Interest-bearing liabilities:
Interest-bearing demand accounts	12	(376)	(364)
Savings deposits	50	(97)	(47)
Money market accounts	22	(234)	(212)
Time deposits	(294)	(655)	(949)
Securities sold under agreements to repurchase	-	23	23
Federal Home Loan Bank advances	(492)	247	(245)
Other borrowings	(108)	(108)	(216)
Total interest-bearing liabilities	(810)	(1,200)	(2,010)

Net interest income	$(1,323)	$(116)	$(1,439)

Interest Income

Total interest income decreased $3.4 million to $25.6 million for the nine months ended September 30, 2012 from $29.0 million for the nine months ended September 30, 2011 primarily due to the decrease in interest income on loans and securities. Interest income on loans decreased to $23.0 million for the nine months ended September 30, 2012 from $25.4 million for the same period in 2011. This decrease was primarily due to a decline in the average balance of loans, which decreased $49.9 million to $537.0 million for the nine months ended September 30, 2012 from $586.9 million for the prior year period. Interest income earned on securities decreased $1.2 million to $2.4 million for the nine months ended September 30, 2012 from $3.6 million for the same period in 2011. This decrease was primarily due to lower interest rates available on new purchases of investment securities to replace those sold in the second and third quarters of 2011. Due to the decrease in yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets and the change in the mix of interest-earning assets related to our capital preservation strategy, the Company expects interest income to be lower during 2012 as compared to 2011.

Interest Expense

Interest expense declined by $2.0 million to $10.8 million for the nine months ended September 30, 2012 from $12.8 million for the nine months ended September 30, 2011 primarily due to a decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits and FHLB advances for the nine months ended September 30, 2012, as compared to the same period in 2011, was due to lower average rates paid on interest-bearing deposits, as well as the decrease in average outstanding balances of time deposits and FHLB advances. The average cost of deposits decreased 40 basis points to 0.85% for the nine months ended September 30, 2012 as compared to 1.25% for the same period in 2011 due to the Bank's actions to reduce interest rates paid on deposits in light of the overall low interest rate environment. The average balance of time deposits decreased $21.1 million to $187.5 million for the nine months ended September 30, 2012 due to our strategic emphasis on increasing core deposits. The average balance of the FHLB advances declined $20.8 million to $135.0 million for the nine months ended September 30, 2012 due to repayments.

Net Interest Income

Net interest income decreased $1.4 million to $14.8 million for the nine months ended September 30, 2012 from $16.2 million for the nine months ended September 30, 2011, primarily due to the decrease in interest income resulting from a reduction in average outstanding interest-earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits and FHLB advances. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 19 basis points to 2.50% for the first nine months of 2012 as compared to 2.69% for the same period in 2011. For the same comparative periods, our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, also decreased 19 basis points to 2.65% as compared to 2.84% for the same period in 2011.

Provision for Loan Losses

Provision for loan losses of $10.7 million and $10.2 million were made during the nine months ended September 30, 2012 and 2011, respectively. Net charge-offs for the nine months ended September 30, 2012 were $13.5 million as compared to $8.3 million for the same period in 2011. Included in net charge-offs for 2012 was approximately $3.3 million of specific reserves established in prior years and accordingly did not result in additional provision for loan losses. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2012 included $2.9 million of partial charge-offs as compared to $5.2 million for the same period in 2011.

Noninterest Income

The components of noninterest income for the nine months ended September 30, 2012 and 2011 were as follows:

			Increase / (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$2,414	$2,821	$(407)	-14.4%
Gain on sale of loans held-for-sale	1,305	1,279	26	2.0%
Loss on sale of portfolio loans	-	(12)	12	100.0%
Gain on securities available-for-sale	1,048	3,242	(2,194)	-67.7%
Other-than-temporary impairment losses	-	(186)	186	100.0%
Bank owned life insurance earnings	339	560	(221)	-39.5%
Interchange fees	1,198	1,026	172	16.8%
Other	384	369	15	4.1%
	$6,688	$9,099	$(2,411)	-26.5%

Noninterest income for the nine months ended September 30, 2012 decreased $2.4 million to $6.7 million as compared to $9.1 million for the same nine months in 2011. The decrease in noninterest income was primarily due to reductions in gains on sales of investment securities of $2.2 million. Gain on sale of loans held-for sale for the nine months ended September 30, 2012 was comprised of approximately equal amounts of gains on sale of mortgage loans originated for sale and SBA loan sales. For the same year-to-date period in 2011, gains on sale of mortgages originated for sale was $1.0 million and gains on sales of SBA loans was $0.3 million. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending over the origination of mortgages.

Bank owned life insurance (BOLI) earnings have declined in the nine months ended September 30, 2012 as compared to the same period in 2011 following the termination of certain BOLI policies in the fourth quarter of 2011 totaling $9.1 million of investment.

Interchange fees increased as a result of higher volume of transactions associated with our interest-bearing rewards checking program.

Service charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased NSF activity. The Company expects continued decline in NSF fees in 2012 as compared to 2011 as the Bank’s volume of overdrafts and NSF activity is decreasing.

Noninterest Expense

The components of noninterest expense for the nine months ended September 30, 2012 and 2011 were as follows:

			Increase / (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$6,895	$9,405	$(2,510)	-26.7%
Occupancy and equipment	1,531	1,742	(211)	-12.1%
FDIC insurance premiums	858	851	7	0.8%
Foreclosed assets, net	(113)	996	(1,109)	-111.3%
Data processing	1,046	1,183	(137)	-11.6%
Outside professional services	1,988	1,851	137	7.4%
Collection expense and repossessed asset losses	1,882	1,939	(57)	-2.9%
Other	2,883	3,489	(606)	-17.4%
	$16,970	$21,456	$(4,486)	-20.9%

Noninterest expense decreased $4.5 million to $17.0 million for the nine months ended September 30, 2012 from $21.5 million for the same nine months ended September 30, 2011. Noninterest expense for the nine months ended September 30, 2012 included lower compensation and benefits expense. Compensation and benefit costs were elevated in the first nine months of 2011, as the Company recorded additional benefit expense of $0.8 million related to the restoration of supplemental executive retirement plans that partially vested with the completion of the Company's second-step conversion and offering. Also, the Company reorganized its mortgage banking operations during 2011, reducing management positions and closing under-performing mortgage origination offices, which reduced noninterest expense by approximately $1.7 million in the nine months ended September 30, 2012 as compared to the same period in 2011. Expenses related to certain benefit plans were $1.3 million lower for the nine months ended September 30, 2012 as compared to the prior period. Expenses related to disposal and write downs on foreclosed assets decreased $1.1 million due to nearly offsetting write downs and gains on the sales of other real estate owned for the nine months ended September 30, 2012 as compared to a loss on the sale of foreclosed assets of $1.0 million for the same period in 2011.

Management expects noninterest expenses associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income Tax

The Company recorded income tax expense of $0.2 million for the nine months ended September 30, 2012 related to a recent IRS examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions for which the Company had originally received a credit of $0.4 million. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

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

While primary sources of funds continues to be adequate to meet demands, management has limited contingent liquidity sources available to meet potential funding requirements. As of September 30, 2012 and December 31, 2011, the Company had additional borrowing capacity of $5.4 million and $63.8 million, respectively, with the FHLB of Atlanta. During the first nine months of 2012 the Company’s borrowing capacity was reduced following an FHLB of Atlanta credit and collateral review. During the third quarter of 2012 the Bank was notified by the Federal Reserve Bank of Atlanta that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $13.7 million as of September 30, 2012 and $4.8 million as of December 31, 2011. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the nine months ended September 30, 2012, the Bank has increased deposits from this service by $28.3 million and expects it will continue to do so as a supplement to retail deposit production.

During the nine months ended September 30, 2012, cash and cash equivalents increased $22.8 million from $41.0 million as of December 31, 2011 to $63.8 million as of September 30, 2012. Cash from investing activities of $27.9 million was more than cash used in operating activities of $4.6 million and cash used in financing activities of $0.5 million. Primary sources of cash were from sales of loans held-for-sale of $659.2 million, proceeds from maturities and payments of securities available-for-sale of $27.3 million, proceeds from sales of securities available-for-sale of $47.8 million, net decreases in loans of $45.6 million and proceeds from the sale of other real estate owned of $5.8 million. Primary uses of cash included loans originated for sale of $672.9 million and purchases of securities available-for-sale of $100.5 million.

During the nine months ended September 30, 2011, cash and cash equivalents increased $6.8 million from $8.5 million as of December 31, 2010, to $15.3 million as of September 30, 2011. Cash from investing activities of $43.3 million was more than cash used in operating activities of $9.4 million and cash used in financing activities of $27.2 million. Primary sources of cash were from sales of loans held for sale of $508.0 million, a capital contribution as result of the completion of the second-step conversion and offering of $13.7 million, proceeds from maturities and payments of securities available-for-sale of $28.3 million, proceeds from sales of securities available-for-sale of $131.1 million, net decreases in loans of $19.6 million, proceeds from FHLB borrowings of $166.0 million, proceeds from the sale of other real estate owned of $4.4 million and proceeds from other borrowings of $3.3 million.  Primary uses of cash included loans originated for sale of $521.7 million, purchases of securities available-for-sale of $139.7 million, decreases in deposits of $20.6 million, repayments of FHLB borrowings of $181.0 million and repayments of other borrowings of $8.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits, re-price more rapidly or at different rates than its interest-earning assets. In order to address the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy. The board of directors sets the asset and liability policy for the Company, which is implemented by the Asset/Liability Committee (ALCO).

The purpose of the ALCO is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The ALCO establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

The ALCO generally meets at least monthly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations. The ALCO recommends appropriate strategy changes based on this review. The ALCO also is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly.

A key element of our asset/liability plan is to protect net earnings by managing the maturity or re-pricing mismatch between its interest-earning assets and rate-sensitive liabilities. Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate loans and through the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of the FHLB advances.

In part, the Bank measures its exposure to interest rate risk using an analytical model referred to as Net Portfolio Value (NPV) that estimates the value of the net cash flows of interest-earning assets and its interest-bearing liabilities under different interest rate scenarios.

The Bank also measures interest rate risk by estimating the impact of interest rate changes on its net interest income which is defined as the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200 and 300 basis point increase or a 100 basis point decrease in market interest rates.

Given the current relatively low level of market interest rates, the Bank does not consider interest rate decreases of greater than 100 basis points in either of the two models used to measure interest rate risk.

As shown below the Company’s greatest risk is due to a decline in interest rates, but improves in an upward rate environment. This is due to the high level of fixed rate debt at interest rates well above market.

As of September 30, 2012
				Net Present Value as a Percentage of Present Value of Assets (PVA) (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Increase / (Decrease) in Estimated Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Net Present Value Ratio (4)	Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
+300	$35,795	$3,037	9.3%	4.69%	67	$29,868	$1,671	9.3%
+200	40,471	7,713	23.5%	5.18%	116	19,197	1,220	6.8%
+100	38,106	5,348	16.3%	4.76%	74	18,587	610	3.4%
0	32,758	-	-	4.02%	-	17,977	-	-
-100	21,698	(11,060)	-33.8%	2.64%	(138)	17,544	(433)	-2.4%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net Present Value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	PVA represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	Net Present Value Ratio represents Net Present Value divided by PVA.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal actions and claims arising in the normal course of business. In the opinion of management, these legal actions and claims are not expected to have a material adverse impact on the Company’s financial condition and results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its annual report on Form 10-K for the year ended December 31, 2011 or any subsequent quarterly reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Calculation Linkbase Document *

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101 LAB	XBRL Taxonomy Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report. We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

FORM 10-Q SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Coast Financial Corporation

Date: November 14, 2012	/s/G. Thomas Frankland.

G. Thomas Frankland
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	/s/ Thomas B. Wagers, Sr..

Thomas B. Wagers, Sr.
Senior Vice–President and Chief Financial Officer
(Principal Financial and Accounting Officer)

