Form 10-K
period 2012-12-31
Atlantic Coast Financial CORP
filed 2013-04-01
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10151 Deerwood Park Blvd Building 200, Suite 100 Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)
(800) 342-2824 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

YES ☐ NO ☒.

As of March 21, 2013, there were outstanding 2,629,061 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2012 was $5,252,356.

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

Table of Contents, continued

PART III.

ITEM 1. BUSINESS

General

This Form 10-K contains forward-looking statements which are statements that are not historical or current facts. When used in this filing and in future filings by Atlantic Coast Financial Corporation with the Securities and Exchange Commission, in Atlantic Coast Financial Corporation’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify, “forward looking statements.” Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in Atlantic Coast Financial Corporation’s market area, changes in policies by regulatory agencies, compliance with the Consent Order, the effects of the Merger Agreement, fluctuations in interest rates, demand for loans in Atlantic Coast Financial Corporation’s market area, the availability of liquidity from deposits or borrowings to execute on loan and investment opportunities, changes in the position of banking regulators on the adequacy of the allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Atlantic Coast Financial Corporation

Atlantic Coast Financial Corporation (the Company) is a Maryland corporation. On February 3, 2011, the Company completed a conversion from the mutual holding company structure and a related public offering. As a result of the conversion, Atlantic Coast Federal, MHC (the MHC) and Atlantic Coast Federal Corporation, the former holding companies of Atlantic Coast Bank (the Bank), were merged into Atlantic Coast Financial Corporation. Atlantic Coast Bank is 100% owned by the Company and the Company is 100% owned by public stockholders. The Company sold a total of 1,710,857 shares of common stock, par value $0.01 per share, in the subscription and community offerings, including 68,434 shares to Atlantic Coast Financial Corporation’s employee stock ownership plan (ESOP). All shares were sold at a price of $10.00 per share, raising $17.1 million in gross proceeds. Conversion related expenses of $2.7 million were offset against the gross proceeds, resulting in $14.4 million of net proceeds, which included $0.7 million loaned by the Company to a trust for the ESOP. Concurrent with the completion of the offering, shares of Atlantic Coast Federal Corporation common stock owned by public stockholders were exchanged for 0.1960 of a share of the Company’s common stock.

On February 25, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the Merger Agreement) with Bond Street Holdings, Inc. (Bond Street) and its bank subsidiary, Florida Community Bank, N.A. (Florida Community Bank). Pursuant to the Merger Agreement, the Company will be merged with and into Bond Street (the Merger) and the Bank will then merge with and into Florida Community Bank.

Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the Merger will be converted into the right to receive $5.00 in cash. Of this amount, (i) $3.00 per share in cash will be payable to shareholders following the closing of the Merger; (ii) $2.00 per share in cash will be held in an escrow account and will be available to cover losses from shareholder claims, net of payments received under insurance policies covering such losses, for one year following the closing of the Merger or until the final resolution of such claims, if later. Any remaining cash will be payable to shareholders of the Company.

The Merger Agreement and the transactions contemplated thereby are subject to the approval of the shareholders of the Company, regulatory approvals and other customary closing conditions. Closing of the Merger is expected to occur by the end of the second quarter of 2013.

Atlantic Coast Financial Corporation does not maintain offices separate from those of Atlantic Coast Bank or utilize persons other than certain of Atlantic Coast Bank’s officers. Any officer that serves as a director of Atlantic Coast Financial Corporation is not separately compensated for his service as a director.

Atlantic Coast Bank

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

Effective August 10, 2012, the Bank's Board of Directors consented to the issuance of a Consent Order (the Order) by the Office of the Comptroller of the Currency (the OCC). Among other things, the Order calls for the Bank to achieve and maintain Tier 1 capital of 9.00% of adjusted total assets and Total risk based capital of 13.00% of risk weighted assets by December 31, 2012. See Supervision and Regulation contained in this report for further description of the provisions contained in the Order. The Bank was not in compliance with the Order at December 31, 2012. As of that date, Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 5.13%, 8.62%, and 9.79%, respectively.

The Bank’s principal business consists of attracting retail deposits from the general public and investing those funds primarily in held-for-sale and loans secured by first mortgages on owner-occupied, one- to four-family residences originated through our warehouse lending customers, and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we are increasing our focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and, brokers. The Company sells the guaranteed portion of loans originated through small business lending, rather than hold the loans in portfolio. We also originate multi-family residential loans and commercial construction and residential construction loans, but no longer emphasize the origination of such loans unless they are connected with SBA lending. We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (see Recent Events) interest rates paid on deposit are limited and subject to national rates published weekly by the FDIC. Deposits are primarily solicited in the Bank’s market area of southeastern Georgia and the Jacksonville metropolitan area when necessary to fund loan demand.

The Bank’s address is 10151 Deerwood Park Boulevard, Building 200 – Suite 100, Jacksonville, Florida, 32256 and its telephone number is (800) 342-2824. Its internet website is www.atlanticcoastbank.net. The Bank’s website is not a part of this Annual Report.

Market Area

The Bank conducts business from its headquarters and 11 full service branch offices in northeastern Florida and southeastern Georgia. The Bank branches are located in Jacksonville Beach, Orange Park, Neptune Beach, Westside, Southside and Julington Creek in the Jacksonville metropolitan area as well as in Waycross, Douglas and Garden City (Savannah area), Georgia. The Bank’s primary lending area is in the Jacksonville metropolitan area with our deposit customers residing in both the Jacksonville metropolitan and southeastern Georgia markets.

Florida Market Area

The city of Jacksonville ranks as the 11th largest city in the United States in terms of population with more than 825,000 residents. When including the three beach cities of Atlantic Beach, Neptune Beach and Jacksonville Beach and Clay, Baker, Nassau and St. Johns counties, the Jacksonville metropolitan area has more than 1.3 million residents. From 2000 to 2010, the Jacksonville metropolitan area population grew approximately 11% and is estimated to continue growing at a similar rate. The Jacksonville area has one of the lowest costs of living in the United States and residents have a median age of approximately 35 years. The economy in the Jacksonville metropolitan market area is diverse with aviation and aerospace, supply chain logistics, finance and insurance, information technology, life sciences and manufacturing firms being the most prominent. Jacksonville has four modern seaport facilities including the Jacksonville Port which is the third largest in Florida and is being deepened to accommodate substantial planned growth. In addition, the Jacksonville area receives national and regional exposure as a result of being the host city for numerous professional and college sporting events such as The Players Championship, the annual Florida-Georgia NCAA football game, and the NCAA basketball tournament. Major employers in the Jacksonville metropolitan area include two United States Naval Air Stations, the Duval County Public School System and the City of Jacksonville.

Although our economy is diverse, compared to many Florida communities, the economic downturn and the impact on the real estate industry significantly affected the Northeastern Florida economy as unemployment was 7.4% as of December 31, 2012, which was slightly lower than the state average of 7.8% and the national average of 7.6%. While median sales prices of homes in the Jacksonville market area have increased approximately 14.4% since year end 2011, they remain approximately 16.4% less than they were in December 2007, which is generally recognized as the beginning of the recession. The decline in home and real estate values has impacted the level of new housing starts, which remain at historically low levels, and has also resulted in increased levels of foreclosure activity.

Despite the economic downturn, median household income levels in our Jacksonville market area have been generally in line to above state and national averages since 2000.

Georgia Market Area

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

Competition

The Bank is competitive in attracting deposits but faces strong competition as it relates to originating real estate and other loans. Historically, most of our direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. There are more than 100 financial institutions (excluding credit unions) with 409 offices operating in Atlantic Coast Bank’s markets. The majority of these competitors are in Jacksonville MSA market (Duval, Clay, and St. Johns Counties), with 40 institutions operating in the Georgia markets. Duval County had the largest number of institutions and branches within the Bank’s markets. In recent years, competition also has come from institutions that largely deliver their services over the internet. Electronic banking such as this has the competitive advantage of lower infrastructure costs. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. The Bank competes for these deposits by offering superior service, competitive rates and attractive deposit products. An arrangement that gives all of our customers’ access to over 900 ATMs at no charge, and our “High Tide” deposit account, which gives customers the ability to obtain refunds for ATM surcharges, continue to provide the Bank with a positive competitive advantage. As of June 30, 2012 (the most recent date for which market share peer data is available), Atlantic Coast was ranked number 11 in Duval county market share, holding $236 million, or less than 1% of total deposits in the county. In Ware County, Georgia, Atlantic Coast Bank is ranked number one with 25% of deposit market share. The Bank holds approximately 3% of total deposit market share in Clay County, Florida and Coffee County, Georgia and holds less than 1% of total deposit market share in St. John’s County, Florida and Chatham County, Georgia.

Competition within our geographic markets also affects our ability to obtain loans through origination or purchase as well as originating loans at rates that provide an attractive yield. Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions. Internet based lenders also have become a greater competitive factor in recent years. Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

Atlantic Coast Bank completed an update of its website in late 2008 and now enables customers to open accounts online. This new feature, coupled with the implementation of online advertising, should increase the Bank’s competitiveness in the electronic banking arena.

Lending Activities

General

Historically, the Bank has originated for portfolio one- to four-family residential first and second mortgage loans, home-equity loans and commercial real estate loans, and to a lesser extent commercial and residential construction loans, multi-family real estate loans, commercial business loans, automobile and other consumer loans. We have not originated any land loans since 2008. We have not and currently do not originate or purchase sub-prime loans, Alt-A, or offer teaser rate (low, temporary introductory rate) loans. Our new strategy has been to increase our warehouse lending, small business lending, primarily through the SBA, and to emphasize originating commercial business and owner occupied commercial real estate loans to small businesses.

The Company originates commercial loans through the 7(a) Program and the 504 Program of the SBA. The 7(a) loans are guaranteed by the SBA up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Company typically sells the guaranteed portion of the 7(a) loan into the secondary market at a premium. The Company earns a 1% servicing fee on the 75% of the loan amount sold. These loans are non-recourse, other than for an allegation of fraud or misrepresentation on the part of the lender. At December 31, 2012, SBA 7(a) loans totaled $6.9 million, or 1.6%, of the gross loan portfolio.

In the 504 program, the Company and the SBA are in different lien positions. The typical structure of a 504 loan is that the Bank is in a first lien position at a 50% loan-to-value (LTV), and the SBA is in a second lien position at a 40% LTV. The remaining 10% is an equity investment from the borrower. At December 31, 2012, SBA 504 loans totaled $5.9 million, or 1.4%, of the gross loan portfolio.

The Bank also purchases both fixed rate and adjustable rate one- to four-family mortgage loans from third parties, to be held-for-sale to investors on the secondary market within its warehouse lending program. The Bank earns interest until the loan is sold and typically earns fee income as well. Loans held-for-sale in the warehouse lending program purchased from third parties generally have commitments to purchase from investors. Loans held-for-sale in the warehouse lending program are sold with no recourse, and loans are sold servicing released to the investor. Loans held-for-sale in the warehouse lending program were sold on average within 20 days during 2012.

Consistent with the last two years, and continuing into the near term, the Bank plans to limit the origination of loans retained in its portfolio. Originated mortgage loans, residential loans purchased through the warehouse lending program and SBA loans are sold to investors in the secondary market. The Bank generally retains the unguaranteed portion of SBA loans.

At December 31, 2012, the net loan portfolio totaled $421.2 million, which constituted 54.5% of total assets. Loans carry either a fixed or adjustable rate of interest. Mortgage loans have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month. Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly. Warehouse loans are underwritten and funded on an individual loan basis. A percentage of loans are randomly selected for advanced quality control or a third-party fraud-risk analysis report in addition to the standard underwriting process. SBA loans are underwritten in accordance with SBA guidelines. Commercial real estate, commercial business, multi-family and nonresidential construction loans have generally larger loan balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans.

At December 31, 2012, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $7.6 million. At December 31, 2012, there were no loans or group of loans to related borrowers with outstanding balances in excess of this amount. The Bank’s largest lending relationship was $6.5 million which was comprised of two loans secured by owner occupied commercial real estate and a line of credit secured by business assets and personal residences of the guarantors. This loan relationship was performing as of December 31, 2012. The second largest relationship was comprised of loans totaling $6.1 million secured by land for the development of residential real estate and a marina. This loan was performing as of December 31, 2012. The third largest relationship was $4.9 comprised of a loan secured by owner occupied commercial real estate and a line of credit secured by business assets. The Borrower filed for bankruptcy in December of 2010 and the loans were non-performing at December 31, 2012. The fourth largest relationship was $3.6 million in loans comprised of occupied commercial real estate, equipment financings and residential real estate owned by the guarantors. These loans were performing as of December 31, 2012. The fifth largest lending relationship was $3.5 million in loans, which is comprised of two loans, both secured by income producing commercial real estate. These loans were performing as of December 31, 2012.

The following table presents information concerning the composition of Atlantic Coast Bank’s loan portfolio, and loans held-for-sale, in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$193,057	45.3%	$238,464	46.3%	$256,729	46.2%
Commercial	58,193	13.7%	72,683	14.1%	72,048	13.0%
Other (land and multi-family)	19,908	4.7%	29,134	5.7%	29,868	5.4%
Total real estate loans	271,158	63.7%	340,281	66.1%	358,645	64.6%

Real estate construction loans:
One- to four-family	–	0.0%	2,044	0.4%	7,589	1.4%
Commercial	5,049	1.2%	4,083	0.8%	5,825	1.0%
Acquisition and development	–	0.0%	–	0.0%	1,652	0.3%
Total real estate construction loans	5,049	1.2%	6,127	1.2%	15,066	2.7%

Other loans:
Home equity	63,867	15.0%	74,199	14.4%	85,082	15.3%
Consumer	61,558	14.4%	70,838	13.8%	75,745	13.6%
Commercial	24,308	5.7%	23,182	4.5%	21,268	3.8%
Total other loans	149,733	35.1%	168,219	32.7%	182,095	32.7%

Total loans	$425,940	100.0%	$514,627	100.0%	$555,806	100.0%

Less:
Allowance for loan losses	(10,889)		(15,526)		(13,344)
Net deferred loan origination costs	6,269		6,730		7,407
Premiums (discounts) on purchased loans	(119)		(124)		(117)
Total loans, net	$421,201		$505,707		$549,752

Total loans held-for-sale	$72,568		$61,618		$49,318

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$306,968	49.3%	$370,783	49.9%
Commercial	77,403	12.4%	84,134	11.3%
Other (land and multi-family)	37,591	6.0%	43,901	5.9%
Total real estate loans	421,962	67.7%	498,818	67.1%

Real estate construction loans:
One- to four-family	4,189	0.7%	8,974	1.2%
Commercial	8,022	1.3%	10,883	1.4%
Acquisition and development	3,148	0.5%	5,008	0.7%
Total real estate construction loans	15,359	2.5%	24,865	3.3%

Other loans:
Home equity	93,929	15.1%	107,525	14.5%
Consumer	73,870	11.9%	87,162	11.7%
Commercial	17,848	2.8%	25,273	3.4%
Total other loans	185,647	29.8%	219,960	29.6%

Total loans	$622,968	100.0%	$743,643	100.0%

Less:
Allowance for loan losses	(13,810)		(10,598)
Net deferred loan origination costs	5,122		8,662
Premiums (discounts) on purchased loans	91		172
Total loans, net	$614,371		$741,879

Total loans held-for-sale	$8,990		$736

Loan Portfolio Maturities and Yields

The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four-family		Commercial Real Estate		Other Real Estate (1)		One- to Four-family Construction (2)		Commercial Construction (2)
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less	$636	5.87%	$1,493	6.70%	$8,179	4.03%	$–	–%	$1,234	5.36%
Greater than 1 to 3 years	299	7.09	10,826	6.13	2,524	6.72	–	–	–	–
Greater than 3 to 5 years	1,544	7.15	15,249	5.40	1,485	6.30	–	–	–	–
Greater than 5 to 10 years	8,637	5.54	20,264	6.06	950	7.24	–	–	488	6.63
Greater than 10 to 20 years	22,993	5.85	8,252	6.56	4,293	6.00	–	–	654	5.32
More than 20 years	158,948	5.58	2,109	5.70	2,477	5.15	–	–	2,673	5.84
Total loans	$193,057		$58,193		$19,908		$–	–	$5,049

	Acquisition and Development		Home Equity		Consumer		Commercial		Total
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less	$–	–%	$844	5.50%	$13,466	12.00%	$10,767	5.31%	$36,619	7.55%
Greater than 1 to 3 years	–	–	1,272	6.46	3,538	10.43	2,308	6.57	20,767	7.02
Greater than 3 to 5 years	–	–	1,370	7.84	5,443	9.63	3,530	6.73	28,621	6.63
Greater than 5 to 10 years	–	–	5,762	7.57	3,691	8.47	4,472	6.40	44,264	6.42
Greater than 10 to 20 years	–	–	19,105	6.43	24,508	8.54	1,611	5.56	81,416	6.86
More than 20 years	–	–	35,514	5.09	10,912	7.88	1,620	6.68	214,253	5.62
Total loans	$–	–	$63,867		$61,558		$24,308		$425,940

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$99,652	$92,769	$192,421
Commercial	34,156	22,544	56,700
Other (land and multi-family)	6,682	5,047	11,729
Total real estate loans	140,490	120,360	260,850

Real estate construction loans:
One- to four-family	–	–	–
Commercial	852	2,963	3,815
Acquisition and development	–	–	–
Total real estate construction loans	852	2,963	3,815

Other loans:
Home equity	20,642	42,381	63,023
Consumer	47,784	308	48,092
Commercial	5,682	7,859	13,541
Total other loans	74,108	50,548	124,656

Total loans	$215,450	$173,871	$389,321

One- to Four-Family Real Estate Portfolio Lending

At December 31, 2012, one- to four-family residential mortgage loans totaled $193.1 million, or 45.3%, of the gross loan portfolio. Generally, one- to four-family residential loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank underwrites all loans on a fully indexed, fully amortizing basis. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. Historically, such collateral requirements protected the Bank from loss in the event of foreclosure. However, given the low market value of residential real estate over the last three years there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased.

The Bank has de-emphasized the retention in portfolio of one- to four-family residential home loans over the last two years, in part due to the increased risk. The Bank added $1.5 million and $11.6 million of one- to four-family residential home loans to its portfolio during 2012 and 2011, respectively.

Properties securing one- to four-family residential mortgage loans are generally appraised by independent fee appraisers approved by the board of directors. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Historically, the Bank originated one- to four-family mortgage loans on both a fixed-rate and adjustable-rate basis, however, more recently the majority of originated loans were fixed rate due to the low interest rate environment. Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate loans are tied to a variety of indices including rates based on U.S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the note. As of December 31, 2012, the total amount of one- to four-family residential mortgage loans allowing for interest only payments totaled $34.4 million, or 8.1% of the total loan portfolio, and 17.8% of the total one- to four-family mortgage loan portfolio. We do not currently originate or purchase interest-only one- to four-family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with a five to 35 year maturity, with amortizations up to 35 years. Substantially all of the one- to four-family mortgage loans originated are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area. During 2008 and continuing into 2012, the Bank implemented stricter underwriting guidelines that limited the origination of one- to four-family residential mortgage loans secured by investment property due to the continued weak real estate values and credit quality in our market area.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

Prior to 2008, we originated investor loans for one- to four-family properties on a limited basis, but since that time the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor currently, originate sub-prime loans, option-arms or low or no documentation loans (Alt-A) or similar loans.

Commercial Real Estate Lending

The Bank offers commercial real estate loans for both permanent financing and construction. Our new strategy has been to focus primarily on permanent financing to owner occupied businesses. These loans are typically secured by small retail establishments, rental properties, storage facilities, and office buildings located in the Bank’s primary market area. At December 31, 2012, permanent commercial real estate loans totaled $58.2 million, or 13.7%, of the gross loan portfolio.

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

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors. Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank requires commercial real estate borrowers with aggregate balances in excess of $500,000 to submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Bank generally requires an income-to-debt service ratio of 1.2 times debt. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the board of directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market area.

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

Other Real Estate Loans

As of December 31, 2012, other real estate secured loans totaled $19.9 million, or 4.7%, of the gross loan portfolio and consisted mainly of land loans, but also included loans secured by multi-family property. In an effort to prevent potential exposure to additional credit risk due to the weak real estate values and credit quality in our market area, the Bank no longer originates new land loans. Loans to commercial and individual borrowers secured by land totaled $16.6 million, or 3.9% of the gross loan portfolio as of December 31, 2012. Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrote land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property.

The Bank also offers loans secured by multi-family residential real estate. These loans are secured by real estate located in the Bank’s primary market area. At December 31, 2012, multi-family residential loans totaled $3.3 million, or 0.8% of the gross loan portfolio. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 30 years. Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the board of directors.

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

Real Estate Construction Lending

As of December 31, 2012, real estate construction loans totaled $5.0 million, or 1.2% of the gross loan portfolio. The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2012, the Bank had no residential construction loans. Residential construction loans are underwritten according to the terms available for permanent financing on the secondary market. Generally, construction loans are limited to a loan to value ratio not to exceed 85% based on the lesser of construction costs or the appraised value of the property upon completion. The Bank also offers construction-to-permanent loans.

Construction only loans to builders generally have a term of 12 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin ranging from 0.5% to 1.5% and a floor of 6.0%, with a loan-to-value ratio of no more than 85% of the cost of the construction or appraised value of the property, whichever is less. As of December 31, 2012, we had loans to three builders for the construction of pre-sold or speculative one- to four-family residential property and lot inventory that totaled $0.9 million. We have not originated construction only loans since 2007, and do not intend to originate such loans in the future.

Home-Equity Lending

The Bank generally originates fixed-term fully amortizing home equity loans. At December 31, 2012, the portfolio totaled $63.9 million, or 15.0%, of the gross loan portfolio. Historically the Bank originated open-ended, interest only home equity lines of credit. Due to the decline of both real estate values in our market area and the increased risk inherent with second lien real estate financing, the Bank ceased originating home equity lines of credit in January 2009. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers approved by the board of directors or the value is determined using a qualified asset valuation model. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, home equity loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor. As of December 31, 2012, interest only lines of credit totaled $29.4 million, or 46.0% of the total home equity loan portfolio, and 11.4% of total loans collateralized by one- to four-family residential property. All home equity lines have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans

The Bank currently offers a variety of consumer loans, primarily manufactured home loans and automobile loans. At December 31, 2012, consumer loans totaled $61.6 million, or 14.4% of the gross loan portfolio.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans. The loans are originated primarily through an on-site financing broker after being underwritten by Atlantic Coast Bank. Loans secured by manufactured homes totaled $42.1 million, or 10.0% of the gross loan portfolio as of December 31, 2012. Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. Manufactured home loans 60 days or greater delinquent were $0.9 million, or 2.1% of the manufactured home loan portfolio at December 31, 2012.

The second most significant component of our consumer loan portfolio consists of automobile loans. The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank. Loans secured by automobiles totaled $9.2 million, or 2.2% of the gross loan portfolio as of December 31, 2012. Automobile loans have a fixed rate of interest and may carry terms up to six years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. Automobile loans 60 days or greater delinquent were $0.1 million, or 1.6% of the automobile loan portfolio at December 31, 2012.

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

Commercial Business Lending

The Bank also offers commercial business loans which may be secured by assets other than real estate. At December 31, 2012, commercial business loans totaled $24.3 million, or 5.7% of the gross loan portfolio. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate of interest and terms of up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment. Once a loan is in the portfolio, the credit department monitors based on size, risk rating and payment status. Relationships with aggregate exposure of $500,000 or greater and lines of credit (regardless of amount) are required to submit financial statements annually. The Bank reviews the performance of these companies and affirms or changes their risk rating accordingly. Loans with risk ratings of monitor or special mention are reviewed and documented quarterly and loans rated substandard are reviewed monthly. Loans that become past due 30 days or more are monitored daily and risk ratings adjusted accordingly. Commercial business loans generally have higher interest rates than residential mortgage loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. In addition, the Company originates commercial loans through the 7(a) Program and the 504 Program of the SBA.

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

Loans Held-for-Sale

The Bank purchases both fixed rate and adjustable rate one- to four-family mortgage loans from third parties, to be held-for-sale to investors in the secondary market, primarily within its warehouse lending program. The Bank earns interest until the loan is sold and typically earns a fee as well. At December 31, 2012 loans held-for-sale were $72.6 million and had a weighted average interest rate of 4.28%. Loans held-for-sale in the warehouse lending program purchased from third parties generally have commitments to purchase from investors. Loans held-for-sale in the warehouse lending program are sold with no recourse, and loans are sold servicing released to the investor.

Beginning in 2008 and continuing into 2012, the Bank began to regularly sell originated, conforming residential loans, both fixed rate and adjustable rate, including the related servicing, to other financial institutions in the secondary market for favorable fees.

From time-to-time the Bank may sell residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk. The Bank has also utilized the services of a national loan sale advisor to sell non-performing residential mortgage loans. The Bank sold $3.9 million of these non-performing loans during 2012.

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

Due to elevated delinquency of one- to four-family residential loans that has existed since 2009, and the increasing complexity of workout for these types of loans, the Bank engaged the services of a national third party servicer to work out certain loans. One- to four-family residential mortgage loans, and any associated home equity loan that becomes 60 days past due, are assigned to the third party servicer for collection. The Bank also assigns other one- to four-family residential loans to the third party servicer irrespective of delinquency status if the loan is considered to have collection risk. At December 31, 2012 the outstanding balance of loans assigned to the third party servicer was $63.5 million, of which $3.3 million were non-performing.

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

Delinquent Loans

Total loans past due 60 days or more totaled $24.5 million, or 5.8% of total loans at December 31, 2012. Real estate loans 60 days or more past due totaled $19.0 million, or 4.5% of total loans at December 31, 2012. Construction loans 60 days or more past due totaled $0.7 million, or 0.2% of total loans at December 31, 2012. Other loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $4.8 million, or 1.1% of total loans at December 31, 2012.

The following table sets forth the Bank’s loans delinquent 60 to 89 days and 90 days or more past due by type, number and amount at December 31, 2012 and 2011.

	Loans Delinquent For:				Total
	60 – 89 Days		90 Days or More		Delinquent Loans
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
December 31, 2012
Real estate loans:
One- to four-family	14	$1,658	61	$8,559	75	$10,217
Commercial	–	–	8	8,170	8	8,170
Other (land and multi-family)	–	–	8	595	8	595

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	–	–	1	739	1	739
Acquisition and development	–	–	–	–	–	–

Other loans:
Home equity	5	305	27	2,212	32	2,517
Consumer	23	418	33	702	56	1,120
Commercial	–	–	4	1,171	4	1,171

Total loans	42	$2,381	142	$22,148	194	$24,529

December 31, 2011
Real estate loans:
One- to four-family	13	$919	85	$14,873	98	$15,792
Commercial	1	106	11	9,918	12	10,024
Other (land and multi-family)	5	1,339	10	3,828	15	5,167

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	–	–	2	2,362	2	2,362
Acquisition and development	–	–	–	–	–	–

Other loans:
Home equity	4	141	35	4,055	39	4,196
Consumer	30	541	45	962	75	1,503
Commercial	–	–	5	2,632	5	2,632

Total loans	53	$3,046	193	$38,630	246	$41,676

Non-Performing Assets

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

The following table sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-performing loans
Real estate loans:
One- to four-family	$10,555	$16,108	$10,184	$12,343	$10,319
Commercial	8,643	14,238	7,228	3,895	5,126
Other (land and multi-family)	595	5,153	3,748	9,638	2,941

Real estate construction loans:
One- to four-family	―	―	―	―	86
Commercial	739	2,362	1,682	4,988	3,169
Acquisition and development	―	―	―	404	1,812

Other loans:
Home equity	2,212	4,091	2,403	2,973	1,525
Consumer	969	983	679	909	387
Commercial	1,171	3,680	2,201	―	170

Total non-performing loans	24,884	46,615	28,125	35,150	25,535

Real estate owned
Real estate loans:
One- to four-family	1,592	886	1,532	1,000	513
Commercial	1,868	1,346	3,921	2,403	1,849
Other (land and multi-family)	4,441	2,917	4,192	1,562	10

Real estate construction loans:
One- to four-family	—	—	—	63	960
Commercial	164	395	—	—	—
Acquisition and development	—	295	295	—	—

Other loans:
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	―	―	―	―	―

Total real estate owned	8,065	5,839	9,940	5,028	3,332

Total non-performing assets	32,949	52,454	38,065	40,178	28,867

Ratios
Non-performing loans to total loans	5.8%	8.9%	5.0%	5.6%	3.4%
Non-performing loans to total assets	3.2%	5.9%	3.4%	3.9%	2.6%
Non-performing assets to total assets	4.3%	6.7%	4.6%	4.4%	2.9%

At December 31, 2012, the Bank had $24.9 million in non-performing loans, or 5.8% of total loans. Our largest concentration of non-performing loans at December 31, 2012 was $10.6 million in non-performing one- to four-family residential real estate loans. At December 31, 2012, four of the non-performing one- to four-family residential real estate loans were jumbo loans (loan amount exceeds $417,000) totaling $2.8 million.

Due to the weak real estate values over the last three years, the Company believes it is appropriate and prudent to reduce the carrying balance of non-performing one- to four-family residential and home equity loans by the expected loss amount at the time the loan becomes non-performing, typically at 90 days past due, rather than providing a general allowance. Accordingly, as of December 31, 2012 our non-performing one- to four-family residential and home equity loan balances were net of $12.9 million of partial charge-offs.

Commercial real estate non-performing loans of $8.6 million as of December 31, 2012 were principally comprised of three loan relationships totaling $8.0 million. The real estate collateral for these loans is either owner occupied with operating businesses or income producing properties.

Other non-performing real estate loans, consisting of land and multi-family real estate loans, totaled $0.6 million at December 31, 2012.

Non-performing commercial real estate construction loans at December 31, 2012 totaled $0.7 million and is associated with a loan participation secured by a condominium/hotel project located near Disney World in Orlando for which we are not the lead lender, is in the process of foreclosure, and the Bank has recorded charge-offs totaling $4.2 million.

The following table shows the geographic location of our non-performing loans by state as of December 31, 2012.

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
Non-performing loans by state
Real estate loans:
One- to four-family	$7,997	$1,008	$1,550	$10,555
Commercial	5,682	2,962	—	8,643
Other (land and multi-family)	538	57	—	595

Real estate construction loans:
One- to four-family	—	—	—	—
Commercial	739	—	—	739
Acquisition and development	—	—	—	—

Other loans:
Home equity	1,228	984	—	2,212
Consumer	376	230	362	969
Commercial	671	500	—	1,171

Total non-performing loans by state	$17,231	$5,741	$1,912	$24,884

Troubled Debt Restructurings

Loans for which the terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. TDRs which do not perform in accordance with modified terms are reported as non-performing loans. As of December 31, 2012 and 2011 such loans totaled $3.3 million and $14.9 million, respectively.

TDRs classified as impaired as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$7,966	$9,081
Commercial	7,635	3,941
Other (land and multi-family)	2,053	3,260

Real estate construction loans:
One- to four-family	—	455
Commercial	—	—
Acquisition and development	—	—

Other loans:
Home equity	2,957	1,923
Consumer	467	319
Commercial	1,329	358

Total TDRs classified as impaired	$22,407	$19,337

The majority of loans modified as TDRs are one- to four-family residential loans. Since 2008 the Company has been proactive in attempting to modify residential and home equity loans in early stage delinquency because we believe modifying the loan prior to it becoming non-performing results in the least cost to the Bank. The Bank also modifies larger commercial and commercial real estate loans as TDRs rather than pursuing other means of collection when it believes the borrower is committed to the successful repayment of the loan and the business operations are likely to support the modified loan terms. There were no further commitments to customers whose loans were troubled debt restructurings at December 31, 2012.

Loans which were previously modified as TDRs, are performing in accordance with the modified terms for 12 months or longer and were reported as performing loans as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$9,887	$9,063
Commercial	—	—
Other (land and multi-family)	—	—

Real estate construction loans:
One- to four-family	—	—
Commercial	—	—
Acquisition and development	—	—

Other loans:
Home equity	1,591	2,437
Consumer	1,005	1,151
Commercial	—	—

Total	$12,483	$12,651

Real Estate Owned

Real estate acquired as a result of foreclosure is classified as real estate owned. At the time of foreclosure or repossession, the property is recorded at estimated fair value less selling costs, with any write-down charged against the allowance for loan losses. As of December 31, 2012, the Bank had real estate owned of $8.1 million, an increase of $2.3 million from December 31, 2011.

Classified Assets

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of its valuation allowances is subject to review by the OCC and the Federal Deposit Insurance Corporation (the FDIC), which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s regulatory reports with the OCC and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets (consisting primarily of loans and real estate owned) represented 118.3% of the Bank‘s equity capital and 6.2% of the Bank’s total assets at December 31, 2012.

The aggregate amount of classified assets at the dates indicated was as follows:

	December 31,
	2012	2011
	(Dollars in Thousands)

Substandard	$45,606	$55,248
Doubtful	—	789
Loss	—	—
Total	$45,606	$56,037

There were no loans considered doubtful at December 31, 2012, a decrease from $0.8 million at December 31, 2011. Assets considered substandard were $45.6 million, down from $55.2 million at year end 2011. The decrease in substandard assets was primarily due to a decline in non-performing loans, partially offset by an increase in other real estate owned (OREO) and performing loans classified as substandard. The Bank also designates certain loans as special mention when it is determined a loan relationship should be monitored more closely. Loans are considered as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A loan considered as special mention in many instances may be performing in accordance with the loan terms. Special mention loans were $2.8 million and $9.0 million at December 31, 2012 and 2011, respectively. As of December 31, 2012 $24.9 million of classified loans were on non-performing status, as compared to $46.6 million at year end 2011.

Allowance for Loan Losses

An allowance for loan losses (the allowance) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to the decline in real estate values in our markets and the weak United States economy in general, it is increasingly likely that impairment reserves on non-performing one- to four-family residential and home equity loans will not be recoverable and represent a confirmed loss. As a consequence the Company recognizes the charge-off of impairment reserves on non-performing one- to four-family residential and home equity loans in the period the loan is classified as such. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation process.

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

The general loss component is calculated by applying loss factors to outstanding loan balances based on the internal risk evaluation of the loans or pools of loans. Changes to the risk evaluations relative to both performing and non-performing loans affect the amount of this component. Loss factors are based on the Bank’s recent loss experience, current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant factors that exist as of the balance sheet date that may be considered in determining the adequacy of the allowance include credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, geographic foreclosure rates, new and existing home inventories, loan volumes and concentrations, specific industry conditions within portfolio segments and recent charge-off experience in particular segments of the portfolio. The impact of the general loss component on the allowance began increasing during 2008 and has continued to increase during 2009, 2010, 2011 and 2012. The increases reflect the deterioration of market conditions, and the increase in the recent loan experience that has resulted from management’s practice of charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

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

At December 31, 2012, the allowance for loan losses was $10.9 million or 2.5% of the total loan portfolio and 43.8% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective and requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In management’s opinion, the allowance for loan losses represents all known and inherent loan losses that are both probable and reasonably estimated as of December 31, 2012.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Balance at beginning of year	$15,526	$13,344	$13,810	$10,598	$6,482

Charge-offs:
Real estate loans:
One- to four-family	(6,347)	(6,005)	(10,236)	(8,350)	(3,514)
Commercial	(2,756)	(2,274)	(1,314)	(3,822)	(3,393)
Other (land and multi-family)	(1,906)	(729)	(2,735)	(3,605)	(777)
Real estate construction loans:
One- to four-family	—	—	—	(50)	(336)
Commercial	(1,145)	—	(3,342)	—	—
Acquisition and development	—	—	—	—	—
Other loans:
Home equity	(3,215)	(3,404)	(2,800)	(4,715)	(1,392)
Consumer	(1,567)	(1,471)	(1,773)	(1,408)	(1,232)
Commercial	(1,769)	(242)	(697)	(590)	(345)
Total charge-offs	(18,705)	(14,125)	(22,897)	(22,540)	(10,989)

Recoveries:
Real estate loans:
One- to four-family	1,036	483	687	252	25
Commercial	3	21	3	-	550
Other (land and multi-family)	8	36	124	18	45
Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Acquisition and development	—	—	—	—	—
Other loans:
Home equity	223	119	102	240	3
Consumer	305	262	276	351	533
Commercial	2	3	9	18	1
Total recoveries	1,577	924	1,201	879	1,157

Net charge-offs	(17,128)	(13,201)	(21,696)	(21,661)	(9,832)

Provision for loan losses	12,491	15,383	21,230	24,873	13,948

Balance at end of year	$10,889	$15,526	$13,344	$13,810	$10,598

Net charge-offs to average loans during this year (1)	3.2%	2.3%	3.5%	3.1%	1.4%
Net charge-offs to average non-performing loans during this year	47.9%	35.3%	68.6%	60.6%	125.9%
Allowance for loan losses to non-performing loans	43.8%	33.3%	47.4%	39.3%	41.5%
Allowance as % of total loans (end of year) (1)	2.5%	3.0%	2.4%	2.2%	1.4%

(1)	Total loans are net of deferred fees and costs and purchase premiums or discounts.

Loan charge-offs in 2012 and 2011 included $3.8 million and $6.1 million, respectively, of partial charge-offs of non-performing one- to four-family residential and home equity loans, representing the expected loss amount at the time the loans became non-performing. Due to delays in the foreclosure process and lower real estate values in Florida, additional losses on these loans may be incurred in the future if the Bank is unable to reach timely settlement with the borrower or the loan is sold in a distressed asset sale.

The following table summarizes the allocation of the allowance for loan losses on loans by loan category at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2012		2011		2010
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$4,166	45.3%	$6,030	46.3%	$5,860	46.2%
Commercial	958	13.7%	3,143	14.1%	2,443	13.0%
Other (land and multi-family)	986	4.7%	1,538	5.7%	1,019	5.4%

Real estate construction loans:
One- to four-family	—	0.0%	120	0.4%	18	1.4%
Commercial	50	1.2%	-	0.8%	37	1.0%
Acquisition and development	—	0.0%	-	0.0%	-	0.3%

Other loans:
Home equity	2,636	15.0%	3,125	14.4%	1,663	15.3%
Consumer	1,448	14.4%	885	13.8%	1,922	13.6%
Commercial	645	5.7%	685	4.5%	382	3.8%

Total	$10,889	100.0%	$15,526	100.0%	$13,344	100.0%

	At December 31,
	2009		2008
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$3,446	49.3%	$2,805	49.9%
Commercial	575	12.4%	1,458	11.3%
Other (land and multi-family)	1,305	6.0%	1,061	5.9%

Real estate construction loans:
One- to four-family	47	0.7%	98	1.2%
Commercial	3,322	1.3%	116	1.4%
Acquisition and development	110	0.5%	1,737	0.7%

Other loans:
Home equity	2,240	15.1%	2,301	14.5%
Consumer	2,447	11.9%	628	11.7%
Commercial	318	2.8%	394	3.4%

Total	$13,810	100.0%	$10,598	100.0%

Investment Activities

General

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

Investment Securities

The Bank invests in investment securities, for example United States government sponsored enterprises and state and municipal obligations, as part of its asset liability management strategy.

Accounting principles generally accepted in the United States of America (U.S. GAAP) requires investments be categorized as “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. All of the Bank’s securities are classified as available-for-sale.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the year ended December 31, 2012.

As of December 31, 2012 the Company’s security portfolio consisted of 38 securities available-for-sale, 18 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of December 31, 2012, $158.8 million, or approximately 99.4% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2012.

During the year ended December 31, 2012 the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations. As of December 31, 2012 the Bank held no non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

The following table sets forth the composition of the securities portfolio, excluding Federal Home Loan Bank stock at the dates indicated.

	At December 31,
	2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)

Securities available-for-sale:
State and municipal	$979	0.6%	$930	0.7%
Mortgage backed securities - residential	119,647	74.9%	76,089	60.0%
U.S. Government collateralized mortgage obligation	39,119	24.5%	49,802	39.3%
Total	$159,745	100.0%	$126,821	100.0%

Portfolio Maturities and Yields

The composition and scheduled maturities of the investment securities portfolio at December 31, 2012, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Securities available-for-sale:
State and municipal	$—	—%	$—	—%	$943	4.04%	$—	—%	$943	$979	4.04%
Mortgage-backed securities	—	—	—	—	32,007	1.57	86,963	2.23	118,970	119,647	2.05
U.S. Government collateralized mortgage obligations	—	—	—	—	—	—	39,146	2.36	39,146	39,119	2.36
Total	$—	—%	$—	—%	$32,950	1.64%	$126,109	2.27%	$159,059	$159,745	2.14%

Sources of Funds

General

The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of investment securities, borrowings, and funds provided from operations.

Deposits

The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms. Deposits consist of time deposit accounts, savings, money market and demand deposit accounts. The Bank's origin as a credit union enables it to enjoy the benefit of long-term deposit customers. As a community bank the Bank has historically paid higher rates on deposit accounts than large regional or national banks. The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank has purchased time deposit accounts from brokers at costs and terms which are comparable or better to time deposits originated in the branch offices. The Bank had $5.0 million of brokered deposits at December 31, 2012, which was less than 1.0% of total deposits. Under the Order, the Bank may not increase brokered deposits without prior written approval.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Pricing of deposits are managed to be consistent with overall asset/liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (the FHLB). Interest rates are reviewed regularly by senior management as a part of its asset-liability management actions. Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds. Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, for the years ended December 31, 2012, 2011 and 2010.

	2012			2011			2010
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)
Noninterest bearing demand	$40,466	8.06%	—%	$38,155	7.50%	—%	$36,416	6.40%	—%
Savings	76,310	15.19%	0.45%	69,420	13.65%	0.62%	49,438	8.68%	0.66%
Interest-bearing demand	75,440	15.02%	0.47%	74,716	14.69%	1.10%	76,812	13.49%	1.44%
Money market demand	118,005	23.49%	0.49%	119,062	23.42%	0.75%	123,447	21.68%	1.10%
Total transaction accounts	310,221	61.76%	0.41%	301,353	59.26%	0.71%	286,113	50.25%	0.98%

Certificates of deposit	192,109	38.24%	1.48%	207,167	40.74%	1.95%	283,240	49.75%	2.55%

Total deposits	$502,330	100.00%	0.82%	$508,520	100.00%	1.21%	$569,353	100.00%	1.76%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $108.1 million. The following table sets forth the maturity of those certificates as of December 31, 2012.

Amounts Maturing
(Dollars in Thousands)
Three months or less	$14,032
Over three months through six months	13,705
Over six months through one year	41,341
Over one year to three years	35,367
Over three years	3,702
Total	$108,147

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction with a carrying amount of $116.9 million at December 31, 2012, with maturities occurring from January 2014 to July 2018. In the event the Bank’s regulatory capital ratios fall below well capitalized we may be required to provide additional collateral.

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. Prior to August 2, 2012, the agreement with the counterparty on $77.8 million of the $92.8 million total debt contained default provisions related to the Bank’s Prompt Corrective Action (PCA) capital levels and enforcement actions that the Bank may be subject to with its primary banking regulator. Specifically, in the event the Bank’s capital ratios fell below adequately capitalized, or if the Bank received a cease and desist order from its primary banking regulator, the counterparty had the option to call the debt at its fair value. At December 31, 2012, the fair value of that portion of the debt exceeded the carrying value by approximately $11.4 million.

On August 2, 2012, the Company entered into a revised agreement with the counterparty which eliminated the event of default which gave the counterparty the option to terminate the reverse repurchase agreements at the market value of the debt in the event the Bank becomes less than adequately capitalized or receives a cease and desist order from the OCC. Under the terms of the revised agreement the Bank will be required to pledge additional collateral if its capital ratios decrease below PCA defined levels of well capitalized or adequately capitalized.

Information concerning securities sold under agreements to repurchase as of December 31, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
	(Dollars in Thousands)

Balance at end of period	$92,800	$92,800	$92,800
Average balance outstanding	$92,800	$92,800	$92,800
Maximum month-end balance	$92,800	$92,800	$92,800

Weighted average coupon interest rate during the period	5.10%	5.10%	5.03%
Weighted average coupon interest rate at end of period	5.10%	5.10%	5.04%
Weighted average maturity (months)	42	54	66

Federal Home Loan Bank Advances

Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to fund loan demand or when they meet asset/liability management goals. Borrowings have historically consisted primarily of advances from the FHLB; however the Bank also has the ability to borrow from the Federal Reserve Bank of Atlanta (the FRB).

Advances from the FHLB may be obtained upon the security of mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2012, the Company had $135.0 million in FHLB advances outstanding. The Bank’s borrowing capacity with the FHLB has decreased from $63.8 million at December 31, 2011 to $5.2 million at December 31, 2012.

During 2012, the FHLB notified the Bank that it was required to collateralize the excess of the fair value of the FHLB advances over the book value. As of December 31, 2012 the amount of the collateral pledged for the excess of fair value over the book value totaled $15.7 million, including $1.5 million of cash and $14.2 million of investment securities. Additionally, during 2012 the Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past.

The following table sets forth information as to FHLB advances for the years indicated.

	As of and For the Years Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Average balance outstanding	$135,000	$146,841	$172,500
Maximum month-end balance	$135,000	$170,500	$177,212
Balance at end of year	$135,000	$135,000	$150,000

Weighted average coupon interest rate during the year	3.88%	3.80%	3.59%
Weighted average coupon interest rate at end of year	3.88%	3.88%	3.81%
Weighted average maturity (months)	43	55	61

Subsidiary and Other Activities

At December 31, 2012, the Company did not have any active subsidiaries other than Atlantic Coast Bank. The Company has one inactive subsidiary, Atlantic Coast Development LLC, and the Bank has one inactive subsidiary, First Community Financial Services.

Employees

At December 31, 2012, the Bank had a total of 147 employees, including 12 part-time employees. The Company’s employees are not represented by any collective bargaining group.

Supervision and Regulation

General

Atlantic Coast Bank is examined and supervised by the OCC and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Atlantic Coast Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Atlantic Coast Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve Board System, governing reserves to be maintained against deposits and other matters. The OCC examines Atlantic Coast Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Atlantic Coast Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Atlantic Coast Bank’s mortgage documents.

Any change in these laws or regulations, whether by the FDIC, the OCC or Congress, could have a material adverse impact on Atlantic Coast Financial Corporation and Atlantic Coast Bank and their operations.

Under the recently enacted Dodd-Frank Act, the Office of Thrift Supervision’s (the OTS) functions relating to federal savings associations, including rulemaking authority, were transferred to the OCC. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve, which also supervises bank holding companies.

As a savings and loan holding company, Atlantic Coast Financial Corporation is required to comply with the rules and regulations of the Federal Reserve Board, and is required to file certain reports with and is subject to examination by the Federal Reserve Board. Atlantic Coast Financial Corporation is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulatory Agreements with the OCC and Federal Reserve Board

Consent Order. Effective December 10, 2010, the Company, Atlantic Coast Bank and the OTS entered into supervisory agreements. The supervisory agreement with the OTS and the Company has been assumed by the Federal Reserve Board as to restrictions that relate to the Company. The supervisory agreement with the OTS was replaced by a Consent Order (the Order) with the OCC effective August 10, 2012. The Order provides that:

•	the Order replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the OTS on December 10, 2010;

•	within 10 days of the date of the Order, the Board had to establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Order;

•	within 90 days of the date of the Order, the Board had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

•	by December 31, 2012, the Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	within 60 days of the date of the Order, the Board needed to develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital of 13.00% of risk weighted assets and Tier 1 capital of 9.00% of adjusted total assets;

•	the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Deposit Insurance Corporation (the FDIC);

•	within 90 days of the date of the Order, the Board had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets in addition to certain other requirements;

•	the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

•	following receipt of written no supervisory objection of its capital plan, the Board will monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

•	if the Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Order;

•	within 30 days of the date of the Order, the Board had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•	within 60 days of the date of the Order, the Board had to revise its problem asset reduction plan (PARP) the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful”, “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•	within 60 days of the date of the Order, the Board had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•	the Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital; and

•	the Board will immediately take all necessary steps to ensure that the Bank management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Order, the Board had to adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2012 was adequately capitalized.

This agreement with the Federal Reserve Board provides, among other things, that:

•	the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers;

•	the Company cannot declare or pay dividends or make any other capital distributions without prior written Federal Reserve approval;

•	the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the Federal Reserve Board;

•	the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval;

•	the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the Federal Reserve Board.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which significantly changed Atlantic Coast Bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated Atlantic Coast Bank’s former primary federal regulator, the OTS, and required Atlantic Coast Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve Board System to supervise and regulate all savings and loan holding companies like Atlantic Coast Financial Corporation in addition to bank holding companies which it regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and change-in-control payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

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

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Atlantic Coast Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Atlantic Coast Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Atlantic Coast Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts.

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

On June 7, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if Atlantic Coast Banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Under the proposed rules, the final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However on November 9, 2012, the federal banking agencies announced that the proposed rules would not become effective on January 1, 2013. It is currently unknown when the rule will become effective.

At December 31, 2012, Atlantic Coast Bank was in compliance with the minimum capital ratios. However, as a result of entering into the Order to achieve and maintain specific capital levels, Atlantic Coast Bank’s capital classification under the PCA rules was lowered to adequately capitalized.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, Atlantic Coast Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2012, Atlantic Coast Bank held 80.1% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC or Federal Reserve Board may disapprove a notice or application if:

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Board Act and it’s implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Atlantic Coast Bank. Atlantic Coast Financial Corporation is an affiliate of Atlantic Coast Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the institution. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

Atlantic Coast Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Board Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Atlantic Coast Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Atlantic Coast Bank’s board of directors. Atlantic Coast Bank is in compliance with Regulation O.

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

As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2012, was adequately capitalized.

Insurance of Deposit Accounts. Atlantic Coast Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Atlantic Coast Bank are insured by the FDIC. The Dodd-Frank Act increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000.

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 64 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Atlantic Coast Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Atlantic Coast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2012, Atlantic Coast Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2012, Atlantic Coast Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Atlantic Coast Bank are subject to state usury laws and federal laws concerning interest rates. Atlantic Coast Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Atlantic Coast Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under Atlantic Coast Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

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

Holding Company Regulation

General. Atlantic Coast Financial Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Atlantic Coast Financial Corporation and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Atlantic Coast Bank.

Atlantic Coast Financial Corporation’s activities are limited to those activities permissible for financial holding companies (if elected) or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, must meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of Atlantic Coast Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, and the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The Company had no cumulative preferred stock or trust preferred securities outstanding as of December 31, 2012 and 2011.

Source of Strength. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. Federal Reserve Board policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Dividends. Atlantic Coast Bank must notify the OCC thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OCC and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Taxation

General

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

Method of Accounting

For federal income tax purposes, Atlantic Coast Financial Corporation currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Alternative Minimum Tax

The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses generally can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Atlantic Coast Financial Corporation and Atlantic Coast Bank have been subject to the AMT and have $0.5 million available as credits for carryover.

Net Operating Loss Carryovers

Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2012, Atlantic Coast Financial Corporation and Atlantic Coast Bank have $52.5 million in net operating loss carryforwards for federal income tax purposes which begin to expire in 2019.

Corporate Dividends-Received Deduction

Atlantic Coast Financial Corporation may exclude from its federal taxable income 100% of dividends received from Atlantic Coast Bank as a wholly owned subsidiary.

State Taxation

Net Operating Loss Carryovers

A corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years; however, net operating losses in Florida may only be carried forward for 20 taxable years. Through December 31, 2012, Atlantic Coast Financial Corporation and Atlantic Coast Bank had a Florida and Georgia net operating loss carryforward of $79.4 million, which begins to expire in 2018.

Income Taxation

Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Georgia corporate income tax which is assessed at the rate of 6%. Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Florida corporate income tax which is assessed at the rate of 5.5%. For both states, taxable income generally means federal taxable income subject to certain modifications provided for in the applicable state statutes.

Atlantic Coast Financial Corporation and Atlantic Coast Bank are not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years. As a Maryland business corporation, Atlantic Coast Financial Corporation is required to file annual returns and pay annual fees to the State of Maryland.

Available Information

The Company makes available financial information, news releases and other information on the Company’s Web site at www.atlanticcoastbank.net. There is a link to obtain all filings made by the Company with the Securities and Exchange Commission including the Company’s annual reports on Form 10-K, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders of record may also contact Corporate Communications, Inc., 523 Third Avenue South, Nashville, Tennessee, 37210 or call (615) 254-3376 to obtain a copy of these reports without charge.

ITEM 1A. RISK FACTORS

Our business, and an investment in our common stock, involves risks. Summarized below are the risk factors which management believes are material to our business and could negatively affect operating results, financial condition and the trading value of our common stock. Other risks factors not currently known to management, or risk factors that are currently deemed to be immaterial or unlikely, also could adversely affect the business. In assessing the following risk factors, the reader should also refer to the other information contained in this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

If the Bank’s non-performing assets increase, the Bank’s earnings may be reduced.

At December 31, 2012, our non-performing assets totaled $33.0 million, or 4.26% of total assets, and have been at elevated levels for five years. Our non-performing assets may increase in future periods. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-performing loans or real estate owned. We must establish an allowance for loan losses for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses, which are recorded as a charge to income. From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are substantial collections costs such as legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

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

Effective August 10, 2012, the Bank entered into a Consent Order (the Order) with the OCC that provides, among other things, that:

•	the Order replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the OTS on December 10, 2010;

•	within 10 days of the date of the Order, the Board had to establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Order;

•	within 90 days of the date of the Order, the Board had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

•	by December 31, 2012, the Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	within 60 days of the date of the Order, the Board needed to develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Deposit Insurance Corporation (the FDIC);

•	within 90 days of the date of the Order, the Board had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets in addition to certain other requirements;

•	the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

•	following receipt of written no supervisory objection of its capital plan, the Board will monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

•	if the Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Order;

•	within 30 days of the date of the Order, the Board had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•	within 60 days of the date of the Order, the Board had to revise its problem asset reduction plan (PARP) the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful”, “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•	within 60 days of the date of the Order, the Board had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•	the Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital; and

•	the Board will immediately take all necessary steps to ensure that the Bank management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Order, the Board had to adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

While subject to the Order, the Bank’s management and board of directors have been required to focus a substantial amount of time on complying with its terms, which could adversely affect the Company’s financial performance. The Bank has met the requirements under the Order to date, except for achieving a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets. As a result, the Bank’s Capital and Strategic Plan has not received supervisory non-objection and therefore the Bank may not significantly deviate from the products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Order without receipt of prior non-objection from the OCC.

As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2012, was adequately capitalized.

Since the Bank did not achieve the required capital levels as of December 31, 2012, it is not in compliance with the terms of the Order which gives the OCC the authority to subject the Bank to additional corrective actions. In particular, since the Bank failed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and tier 1 capital ratio of 9.00% of adjusted total assets by December 31, 2012, then at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Order. If the OCC determines that the Bank is undercapitalized for purposes of the Order, it may at its discretion impose additional certain corrective actions on the Bank’s operations that are applicable to undercapitalized institutions. These corrective actions could negatively impact the Bank’s operations and financial performance.

Failure to complete the merger with Bond Street Holdings, Inc. could negatively impact the stock price and future business and financial results of the Company. The Company may not be successful in identifying another strategic alternative to raise capital.

On February 25, 2013, the Company and the Bank entered into the Merger Agreement with Bond Street and its bank subsidiary, Florida Community Bank. Pursuant to the Merger Agreement, the Company will be merged with and into Bond Street and the Bank will then merge with and into Florida Community Bank. The Merger Agreement and the transactions contemplated thereby are subject to the approval of the stockholders of the Company, regulatory approvals and other customary closing conditions.

If the merger is not completed, the ongoing business of the Company and the Bank may be adversely affected and the Company and the Bank will be subject to several risks, including the following:

•	the Bank will continue to be non-compliant with the Order and therefore may be deemed to be undercapitalized for purposes of the Order which may subject the Bank to additional regulatory restrictions;

•	the Company will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•	under the Merger Agreement, the Company and the Bank are subject to certain restrictions on the conduct of their business prior to completing the merger, which may adversely affect their ability to execute certain of their business strategies; and

•	matters relating to the merger may require substantial commitments of time and resources by Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.

If the merger is not completed the Company’s Board of Directors may renew the strategic alternative process in order to raise capital, but there is no assurance that sufficient capital could be raised to meet the regulatory capital requirements. If a source of new capital is identified there is risk that the Company’s stockholders may suffer severe dilution to their investment value.

If the merger is not completed, the Company cannot assure its stockholders that the risks described above will not materialize and will not materially affect the business, financial results and stock prices of the Company.

There is substantial doubt about the ability of Atlantic Coast Financial Corporation to continue as a going concern.

In connection with its 2012 annual audit, the Company’s independent registered public accounting firm issued an opinion stating the consolidated financial statements were prepared assuming the Company will continue as a going concern, but that substantial doubt has been raised about its ability to continue as a going concern because the Company is not in compliance with the consent order requiring higher levels of regulatory capital, and the Company has suffered recurring losses from operations that have adversely impacted capital at Atlantic Coast Bank. The failure to comply with the consent order may result in Atlantic Coast Bank being deemed undercapitalized for purposes of the consent order and additional corrective actions may be imposed by the OCC that could adversely impact the Bank’s operations. As of December 31, 2012, the Bank is considered “adequately capitalized” due to the consent order. The Bank continues to have high levels of nonperforming and impaired assets. The future of the Company is dependent on its ability to address these matters. The Company entered into a Merger Agreement with Bond Street on February 25, 2013 to resolve the Bank’s capital deficiencies. If the Company fails to complete the merger or the Bank fails to gain compliance with the consent order, the OCC may place additional restrictions on the Bank which may over time cause the Bank not to be able to continue as a going concern. If at some point in the future, the Bank was placed into receivership, stockholders would almost certainly suffer a complete loss of their investment in the Company.

The Bank’s borrowings from securities sold under agreements to repurchase and FHLB advances materially impacts the Bank’s net interest margin and exposes the Bank’s capital and results of operations to significant risk.

The Bank has $92.8 million of securities sold under agreements to repurchase (reverse repo) comprised of structured notes with two different counterparties in amounts totaling $77.8 million and $15.0 million, respectively. The individual agreements take the form of term repurchase agreements with maturities beginning in 2014 and final maturities in 2018. The interest rate terms are generally variable based on an index of 9.00% minus 3 month LIBOR and an option to lock in interest rates at a fixed rate each quarter. Due to the low LIBOR interest rate environment that has existed over the last two years, each of the counterparties has exercised their options to fix the rate at ceiling maximums. The weighted average rate of the reverse repos as of December 31, 2012 was 5.10%, and the weighted average maturity was 42 months.

The Bank has $135.0 million of FHLB advances, with fixed interest rate terms. The weighted average rate of the FHLB advances as of December 31, 2012 was 3.88%, and the weighted average maturity was 43 months.

Due to the unusually low long term interest rate environment being promoted by the Federal Reserve, yields on the investment securities collateralizing the reverse repos and the yields on the loans collateralizing the FHLB advances have been decreasing. At December 31, 2012 the weighted average coupon on the securities collateralizing the reverse repo, was approximately 2.79%, and the weighted average coupon on the loans collateralizing the FHLB borrowings was approximately 5.73%. Given the announced intentions of the Federal Reserve to hold interest rates at their current levels until certain economic measures are reached, the reverse repo transactions and the FHLB advances are expected to have a negative impact to our net interest margin and represent a barrier to returning to profitability. The Bank has the option to terminate the reverse repos at the market rate of the debt, which as of December 31, 2012 exceeded the principal balance outstanding by $11.4 million. Additionally, the Bank has the option to pre-pay the advances prior to maturity at fair value, which as of December 31, 2012 exceeded the book value of the advances by $15.7 million.

Based on reductions by the FHLB in the assessed value of loan collateral pledged for the Bank’s FHLB debt and increased prepayment speed of residential loans it is expected that there will be a shortfall in loan collateral in early 2013. Therefore the Bank will have to acquire and pledge investment securities in order to meet collateral requirements which may reduce earnings and total available liquidity.

Due to the Bank’s credit rating with the FHLB, the assessed value of loan collateral was decreased during 2012. In addition the largest loan category pledged as collateral for the FHLB debt, one- to four-family residential mortgages has experienced faster prepayments due to the low mortgage interest rate environment. The Bank expects that in early 2013 the FHLB assessed value of pledged loan balances will fall below the outstanding loan balance resulting in a collateral short fall. In order to meet collateral requirements, the Bank will acquire and pledge collateral eligible securities to the FHLB. Due to current low yields available on such securities as compared to yields available on higher interest-earning assets such as loans it is likely interest income will be less and earnings will be negatively impacted. Further, pledging investment securities that otherwise could be available for liquidity needs may impact the Bank’s ability to meet loan growth or other liquidity needs and result in further restrictions by the OCC.

Reduced borrowing capacity with the FHLB and Federal Reserve Bank of Atlanta could impact the Bank’s ability to meet liquidity demands and will require increased investment of readily marketable assets, such as mortgage backed securities in order to maintain a sufficient secondary source of liquidity which may reduce earnings.

During 2012, the Bank’s borrowing capacity with the FHLB was reduced following an FHLB of Atlanta credit and collateral review and a reduction in the Bank’s credit rating. The Bank’s additional borrowing capacity was reduced to $5.2 million at December 31, 2012.

During 2012, the Bank was notified by the Federal Reserve Bank of Atlanta (FRB) that it is no longer eligible to borrow under the Primary Lending program and that it no longer has daylight overdraft capacity available. The FRB informed the Bank that it may be eligible to participate in the FRB’s Secondary Lending program when other sources of liquidity are unavailable. The Bank currently does not utilize services of the FRB that would necessitate use of daylight overdrafts; therefore, this change is not expected to have a material impact on banking operations. Prior to the notice from the FRB the Bank utilized the FRB Primary Lending in its contingent liquidity but had not borrowed under the program for liquidity or other business purposes. In order to maintain sufficient sources of available liquidity the Bank intends to increase its holdings of readily marketable investment securities such as agency backed mortgage backed securities or increase the balances maintained in cash or cash equivalents. Presently, due to the unusually low interest rate environment such investment will result in lower earnings than available from loans or interest earning assets and will likely result in reduced earnings. Further the Bank may be unable to meet liquidity needs for loan growth demands or unusual levels of deposit withdrawals.

The Company has experienced net losses for each of the last five fiscal years and we may not return to profitability in the near future.

The Company has experienced cumulative net losses of $63.3 million since 2008, which includes a net loss in 2012 of $6.7 million. The losses have been primarily caused by a significant increase in non-performing assets, which necessitated a provision for loan losses of $12.5 million for the year ended December 31, 2012, $15.4 million for 2011, and $21.2 million for 2010. We charged-off $17.1 million of loans during the year ended December 31, 2012, $13.2 million of loans during 2011, and $21.7 million of loans during 2010. Non-performing loans (generally loans 90 days or more past due in principal or interest payments) decreased to $24.9 million, or 5.76% of total loans, at December 31, 2012 from $46.6 million, or 8.94% of total loans, at December 31, 2011. We did not recognize OTTI losses on our investment portfolio for the year ended December 31, 2012. However, we experienced OTTI losses in our investment portfolio of $0.2 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. As a result of these factors and other conditions such as interest expense related to our long-term debt and weakness in our local economy, we may not be able to generate sustainable net income or achieve profitability in the near future.

We may be unable to successfully implement our business strategy and as a result, our financial condition and results of operations may be negatively affected.

Our future success will depend upon management’s ability to successfully implement its business strategy, which includes expanding warehouse lending, an emphasis on originating loans to small businesses, including loans guaranteed by the United States Small Business Administration, expense reduction and transitioning the Bank to a retail community banking model. While we believe we have the management resources and internal systems in place to successfully implement our strategy, it will take time and additional capital to fully implement our strategy. Further, until such time as the Bank is able to obtain supervisory non-objection to its strategic plan from the OCC, we may not significantly deviate from our products, services, asset composition and size, funding sources or other business activities without receiving prior non-objection from the OCC. We expect that it may take a significant period of time before we can achieve the intended results of our business strategy. During the period we are implementing our plan our results of operations may be negatively impacted. In addition, even if our strategy is successfully implemented, it may not produce positive results.

Additionally, future success in the expansion of the warehouse and small business lending platforms will depend on management’s ability to attract and retain highly skilled and motivated loan originators. The Bank competes against many institutions with greater financial resources to attract these qualified individuals. Failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

The geographic concentration in loans secured by one- to four-family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of December 31, 2012, more than 60% of the total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. The Bank had $157.1 million, or approximately 37.3%, of our loan portfolio secured by one- to four-family residential property in Florida and $71.9 million, or approximately 17.1%, of such properties in Georgia. The downturn in the local and national economy beginning in 2008, and continuing through 2012, particularly affecting real estate values and employment, have adversely affected our loan customers’ ability to repay their loans. In the event we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, we may not be able to recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. In particular, the state of Florida follows a judicial foreclosure process that often takes up to 2 years to complete, thereby potentially increasing our risk of loss due to the property’s deterioration in value during this period. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense.

The loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision for loan losses.

The outstanding commercial real estate, commercial business, construction, multi-family, manufactured home, automobile and other consumer loans accounted for approximately 40% of the total loan portfolio as of December 31, 2012. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties. Historically, these loans have had higher risks than loans secured by residential real estate for the following reasons:

•	Commercial Real Estate and Commercial Business Loans. Repayment is dependent on income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service. This risk has been exacerbated by the economic downturn in commercial real estate and commercial land values, particularly in our markets.

•	Commercial and Multi-Family Construction Loans. Repayment is dependent upon the completion of the project and income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service.

•	Single Family Construction Loans. Repayment is dependent upon the successful completion of the project and the ability of the contractor or builder to repay the loan from the sale of the property or obtaining permanent financing.

•	Multi-Family Real Estate Loans. Repayment is dependent on income being generated by the rental property in amounts sufficient to cover operating expenses and debt service.

•	Consumer Loans. Consumer loans (such as automobile and manufactured home loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

If these non-residential loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

The loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment.

Much of the Bank’s portfolio lending is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida. As a result of lending during a period of rising real estate values and historically low interest rates, a significant portion of the loan portfolio is potentially under-collateralized given the recent significant decline in real estate values. Additionally, given the historically low interest rate environment over this same period, the adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level and may involve repayment risks resulting from potentially increasing payment obligations by borrowers as a result of re-pricing. At December 31, 2012, there were $94.2 million in adjustable rate loans, which made up approximately 22.4% of the loan portfolio.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the decline in home values in our market areas. The pressure on home values remains high due to uncertainty of the economic recovery and the impact of distressed asset sales. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If the allowance for loan losses is not sufficient to cover actual losses, income and capital will be negatively affected.

The Bank’s allowance for loan losses was $10.9 million, or 2.52% of total loans, at December 31, 2012. In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, the Bank may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on the Bank’s financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans the estimate of impairment is based on the underlying collateral if collateral dependent, and if such loans are not collateral dependent, the estimate of impairment is based on a cash flow analysis. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance for loan losses is also periodically reviewed by the OCC, who may require us to increase the amount. Additions to the allowance for loans losses would be made through increased provisions for loan losses and would negatively affect our results of operations.

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

The Federal Reserve Board maintained the federal funds rate at the historically low rate of 0.25% during 2011 and 2012 and expects to continue this policy in 2013. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the amount of such prepayments, are within Bank customers’ discretion. If customers prepay the principal amount of their loans, and the Bank is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A similar prepayment risk exists for the Bank’s investment portfolio which is primarily made up of mortgage-related securities, with the added impact of accelerated recognition of premiums paid to acquire the investment security. A significant reduction in interest income could have a negative impact on the Company’s results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related investment securities.

At December 31, 2012, the Bank had $227.8 million in long-term borrowings, comprised of $135.0 million of FHLB advances and $92.8 million of reverse repos, with the earliest maturities beginning in 2013 and final maturities occurring in 2018. The weighted average rate of the long-term borrowings as of December 31, 2012 was 4.45%, and accounted for approximately 71% of interest expense for the year ended December 31, 2012. Given the announced intentions of the Federal Reserve Bank to hold interest rates at their current levels until certain economic measurements are achieved, the long term borrowings are expected to have a negative impact to the net interest margin.

Operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the year ended December 31, 2012 and for the years ended December 31, 2011 and 2010, our efficiency ratio was 79.6%, 85.7% and 78.0%, respectively. Generally, this means we spent $0.80, $0.86 and $0.78 during the years ended 2012, 2011 and 2010 to generate $1.00 of income.

If economic conditions deteriorate or the economic recovery remains slow over an extended period of time in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing the loans decreases.

Financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. We held approximately 25% of the deposits in Ware County, the county in which Waycross, Georgia is located as of December 31, 2012. We have less than 1% of the deposits in the Jacksonville, Florida, metropolitan area as of December 31, 2012. Additionally, our market share of loans in Ware County is significantly greater than our share of the loan market in the Jacksonville metropolitan area. As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. At December 31, 2012, the Bank had $157.1 million, or approximately 37.3%, of our loan portfolio secured by one- to four-family residential property in Florida and $71.9 million, or approximately 17.1%, of such properties in Georgia. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings. The unemployment rate for the Jacksonville, Florida metropolitan area was an estimated 7.4% as of December 31, 2012. The unemployment rate for Ware County, Georgia was an estimated 11.9% as of December 31, 2012.

The United States economy remains weak and unemployment levels are high. Continuing economic weakness, particularly in our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued through 2012. Recent growth has been slow and unemployment remains at high levels and as a result economic recovery is expected to be slow. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates. In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and growth in future values are uncertain. The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

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

The slow recovery and uncertain economy in Florida has negatively impacted our ability to originate mortgage loans for sale or grow our portfolio loans in our primary market area, and combined with strong competition, may further reduce our ability to obtain loans and also decrease our yield on loans.

From 2000 to mid-2007, the Jacksonville metropolitan area had been one of the fastest growing economies in the United States. The area experienced substantial growth in population, new business formation and public works spending. Due to the considerable slowing of economic growth and migration into our market area since mid-2007 and the resulting downturn in the real estate market, management believes growth in our market area will be moderate in the near term. Growth in the first mortgage loan origination business has been negatively impacted by a slow existing and new home sales activity in our markets as well as high levels of lender originated sales. A decrease in existing and new home sales or continued high levels of lender originated sales decreases lending opportunities, and may negatively affect our income.

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

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. However, at December 31, 2012, we had no net deferred tax asset. In 2009, we established a valuation allowance for our net federal and state deferred tax asset after evaluating the positive and negative evidence in accordance with US GAAP. US GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results, our three year cumulative operating loss carried more weight than forecasted earnings.

Management regularly reviews the deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The net deferred tax asset at December 31, 2012 will not become fully realizable until our expected future earnings will support realization of the asset. In addition, future capital raises or transactions that result in a change in control, such as the merger with Bond Street, could trigger the application of certain tax laws which materially limit the utilization of deferred tax asset. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. Although it is currently not shown as an asset, it is possible that we could ultimately lose a significant portion of the deferred tax asset. Realization of our deferred tax asset would significantly improve our earnings and capital.

Wholesale funding sources may be unavailable to replace deposits at maturity and support our liquidity needs or growth.

The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to non-maturity deposit growth and repayments and maturities of loans and investments. Ongoing financial difficulties and restrictions by the OCC and the FHLB may limit these sources, which include FHLB advances, proceeds from the sale of loans and liquidity resources of the holding company. At December 31, 2012, we had $135.0 million of Federal Home Loan Bank advances outstanding, and the remaining borrowing capacity was $5.2 million.

In the past brokered deposits have been solicited as a source of funds. However, under the Order with the OCC entered into in August 2012, Atlantic Coast Bank cannot accept, renew or roll over any brokered deposits without prior regulatory approval. We had $5.0 million of brokered deposits at December 31, 2012. As our brokered deposits mature, we may have to pay a higher rate of interest to replace them with other deposits or with funds from other sources. Not being able to replace those deposits as they mature could adversely affect our liquidity. Paying higher interest rates to replace those deposits could adversely affect our net interest margin and our operating results.

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

Atlantic Coast Bank is currently subject to extensive regulation, supervision and examination by the OCC, and by the FDIC, which insures Atlantic Coast Bank’s deposits. As a savings and loan holding company, Atlantic Coast Financial Corporation is currently subject to regulation and supervision by the FRB. Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.

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

Financial reform legislation has, among other things, eliminated the OTS, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•	the OCC became the primary federal regulator for federal savings banks such as Atlantic Coast Bank (replacing the OTS), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including the Company;

•	effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•	the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, recently proposed rules would not provide such a transition period for savings and loan holding companies;

•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•	a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Atlantic Coast Bank, will be examined by their applicable bank regulators; and

•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on stockholders’ equity.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

In June 2012, the federal banking agencies approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the federal banking agencies announced that the proposed rules would not become effective on January 1, 2013, and it is not clear when the proposed rules will become effective.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating these ratios. The proposed new minimum capital requirements for Atlantic Coast Bank would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Atlantic Coast Bank.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Atlantic Coast Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions. The Dodd-Frank Act and implementing regulations are likely to have a significant effect on the financial services industry, which are likely to increase operating costs and reduce profitability. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the OCC and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Risks Relating to an Investment in our Common Stock

The Company’s stock price may be volatile due to limited trading volume.

The Company’s common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Company’s common stock is relatively small, approximately 3,000 shares per day in 2012, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. If the Company’s Market Value of Publicly Held Shares as defined under NASDAQ rules falls below $5.0 million or the price per share of the common stock falls below $1.00 for a specified amount of time under NASDAQ rules, the Company has 180 calendar days from the date of the receipt of the notification from NASDAQ to regain compliance. If the Company is unable to regain compliance, the Company may have to transfer its listing to the NASDAQ Capital Market or begin trading on the over-the-counter bulletin board which is not a stock exchange.

The Company’s ability to pay dividends is limited.

Atlantic Coast Financial Corporation’s ability to pay dividends is limited by the Supervisory Agreement with the FRB, regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. The primary source of income is the payment of dividends from Atlantic Coast Bank to the Company. Atlantic Coast Bank, in turn, is subject to the Order and regulatory requirements potentially limiting its ability to pay such dividends and by the need to maintain sufficient capital for its operations and obligations. There can be no assurance the Company will resume paying dividends to common stockholders, no assurance as to the amount or timing of any such dividends, and no assurance such dividends, if and when paid, will be maintained, at the same level or at all, in future periods. The Company has not paid dividends since July 2009.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2012, Atlantic Coast Bank had eleven full-service offices and one drive-up facility and a leased office space for the home and executive office site. Atlantic Coast Bank owns all locations except the regional office in Jacksonville, FL and the branch location in Orange Park, FL. The Company is currently negotiating to renew its home and executive office site in Jacksonville, Florida prior to the expiration of the lease. The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $14.6 million at December 31, 2012. The following table provides a list of the Bank’s main and branch offices:

		Lease
	Owned or	Expiration	Net Book Value
Location	Leased	Date	December 31, 2012
			(Dollars in Thousands)

HOME AND EXECUTIVE OFFICE:
FLORIDA REGIONAL CENTER	Leased	April 2013	$53
10151 Deerwood Park Blvd
Building 200, Suite 100
Jacksonville, FL 32256

BRANCH OFFICES:
505 Haines Avenue	Owned	—	1,266
Waycross, GA 31501

Drive-up Facility	Owned	—	88
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	551
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	398
Douglas, GA 31533

213 Hwy 80 West	Owned	—	272
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	966
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	957
Jacksonville, FL 32221

1567 Kingsley Avenue	Leased	January 2018	563
Orange Park, FL 32073

930 University Avenue, North	Owned	—	961
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,492
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	—	3,568
Neptune Beach, FL 32233

2766 Race Track Road	Owned	—	1,904
Jacksonville, FL 32259

Management believes the Company’s facilities are suitable for their purpose and adequate to support its business. Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations.

Atlantic Coast Bank uses an in-house data processing system, with support provided by Open Solutions, a third-party vendor to maintain the Company’s database of depositor and borrower customer information. Atlantic Coast Bank’s data processing contract with Open Solutions has automatically extended one year to March 2014. The net book value of data processing and computer equipment at December 31, 2012, was approximately $354,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of litigation at December 31, 2012, other than the litigation described below.

Current Litigation Relating to the Merger

On March 7, 2013, Lucas Lindsey filed a stockholder class action lawsuit in the Circuit Court of Baltimore City, Maryland against the Company, the Bank, the directors of the Company, Bond Street and Florida Community Bank. The lawsuit purports to be brought on behalf of all the Company’s public stockholders and alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take steps necessary to obtain a fair, adequate and maximum price for the Company’s common stock, and that Bond Street and Florida Community Bank aided and abetted the Company’s directors’ breach of fiduciary duty. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory and/or rescissory damages on behalf of the stockholders.

Both the Company and Bond Street believe that this lawsuit is meritless and intend to vigorously defend themselves against the allegations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 21, 2013, there were 2,629,061 shares of common stock issued and outstanding, with approximately 1,400 stockholders of record.

Atlantic Coast Financial Corporation began paying quarterly dividends in May 2005 using earnings from investments and un-invested proceeds received from the minority stock offering completed on October 4, 2004. On September 25, 2009, Atlantic Coast Financial Corporation announced that it had suspended its regular quarterly cash dividend. Future dividend payments by Atlantic Coast Financial Corporation will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank. Under the OCC regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings. Under normal circumstances, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OCC regulations. However, under the Consent Order entered into with the OCC on August 10, 2012, dividends or other capital distributions cannot be declared or paid prior to receiving a written non-objection from the OCC. The Consent Order also requires Atlantic Coast Bank obtain approval of the OCC 30 days prior to declaring a dividend payment or distribution of capital. It is unlikely Atlantic Coast Financial Corporation will be able to pay dividends to stockholders in the near future.

The following table sets forth the quarterly high and low sales prices and dividends declared on, Atlantic Coast Financial Corporation’s common stock (prior to February 3, 2011, Atlantic Coast Federal Corporation’s common stock) for the two years ended December 31, 2012 and 2011. All stock prices have been adjusted to reflect the 0.1960 exchange ratio as a result of the completion of the second step conversion.

	High	Low	Dividends

Fiscal 2012:
Fourth quarter (October 1 – December 31)	$3.30	$1.46	$0.00
Third quarter (July 1 – September 30)	2.75	1.37	0.00
Second quarter (April 1 – June 30)	2.63	1.80	0.00
First quarter (January 1 – March 31)	3.19	2.05	0.00

Fiscal 2011:
Fourth quarter (October 1 – December 31)	$3.44	$0.87	$0.00
Third quarter (July 1 – September 30)	6.75	2.01	0.00
Second quarter (April 1 – June 30)	10.07	6.75	0.00
First quarter (January 1 – March 31)	10.44	7.55	0.00

The Company did not repurchase any shares of its common stock during the year end December 31, 2012.

The table below sets forth information, as of December 31, 2012, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders. The number and exercise price of the stock awards have been adjusted to reflect the 0.1960 exchange ratio as a result of the completion of the second step conversion.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price (2) of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	117,722	$44.98	19,721
Equity compensation plans not approved by stockholders	–	–	–
Total	117,722	$44.98	19,721

(1)	Consists of options to purchase 117,722 shares of common stock under the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 19,721 shares of common stock available to be granted from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

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

Selected Consolidated Balance Sheet Data

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Total assets	$772,619	$788,967	$827,442	$905,561	$996,089
Cash and cash equivalents	67,828	41,017	8,550	37,144	34,058
Securities available-for-sale	159,745	126,821	149,090	177,938	147,474
Loans held-for-sale	72,568	61,619	49,318	8,990	736
Loans, net	421,201	505,707	549,752	614,371	741,879
Federal Home Loan Bank stock, at cost	7,260	9,600	10,158	10,023	9,996

Deposits	499,760	508,411	528,497	555,444	624,606
Total borrowings	227,800	227,800	247,800	287,694	277,650

Total stockholders’ equity	40,260	46,294	44,791	56,541	83,960

Selected Consolidated Statement of Income Data

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Total interest and dividend income	$33,505	$38,281	$44,855	$48,718	$55,259
Total interest expense	14,270	16,756	21,192	26,935	32,009
Net interest income	19,235	21,525	23,663	21,783	23,250

Provision for loan losses	12,491	15,383	21,230	24,873	13,948
Net interest income (loss) after provision for loan losses	6,744	6,142	2,433	(3,090)	9,302
Total noninterest income	10,096	11,232	8,262	4,165	10,949
Total noninterest expense	23,357	28,085	24,891	24,300	26,329
(Loss) income before income tax expense (benefit)	(6,517)	(10,711)	(14,196)	(23,225)	(6,078)

Income tax expense (benefit)	150	(424)	–	6,110	(3,233)
Net loss	$(6,667)	$(10,287)	$(14,196)	$(29,335)	$(2,845)

Loss per common share:
Basic	$(2.67)	$(4.13)	$(5.51)	$(11.43)	$(1.12)
Diluted	$(2.67)	$(4.13)	$(5.51)	$(11.43)	$(1.12)

Dividends declared per common share	$–	$–	$–	$0.10	$2.40

Selected Consolidated Financial Ratios and Other Data

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Performance Ratios:
Return (loss) on assets (ratio of net income (loss) to average total assets)	(0.85)%	(1.27)%	(1.58)%	(3.01)%	(0.29)%
Return (loss) on equity (ratio of net income (loss) to average equity)	(14.51)%	(19.24)%	(25.85)%	(38.40)%	(3.22)%
Dividend Payout ratio	–%	–%	–%	(0.9)%	(213.6)%
Interest rate spread information:
Interest rate spread (1)	2.42%	2.67%	2.66%	2.14%	2.21%
Net interest margin (2)	2.58%	2.83%	2.79%	2.37%	2.53%
Ratio of operating expense to average total assets	2.99%	3.48%	2.77%	2.49%	2.61%
Efficiency ratio (3)	79.63%	85.74%	77.97%	93.65%	76.99%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.11%	107.07%	105.58%	107.92%	109.06%

Asset Quality Ratios:
Non-performing assets to total assets at end of year	4.26%	6.65%	4.60%	4.44%	2.90%
Allowance for loan losses to non-performing loans	43.76%	33.31%	47.45%	39.29%	41.50%
Allowance for loan losses to total Loans	2.52%	2.98%	2.37%	2.22%	1.43%
Net charge-offs to average outstanding loans	3.23%	2.25%	3.47%	3.11%	1.35%
Non-performing loans to total Loans	5.76%	8.94%	4.99%	5.64%	3.43%

Capital Ratios:
Total capital to risk weighted assets	10.6%	10.9%	10.1%	11.4%	11.6%
Tier 1 capital to risk weighted assets	9.3%	9.7%	8.8%	10.2%	10.8%
Tier 1 capital to adjusted assets	5.1%	5.8%	5.5%	6.1%	7.5%
Average equity to average assets	5.9%	6.6%	6.1%	7.8%	9.0%

Other Data:
Number of full-service offices	11	11	11	11	12
Number of loans	8,291	9,306	10,257	11,094	14,126
Number of deposit accounts	35,568	39,050	39,774	39,282	46,148

(1)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Net interest margin represents net interest income divided by average interest earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Description of Business

The principal business of Atlantic Coast Financial Corporation and Atlantic Coast Bank consists of attracting retail deposits from the general public and investing those funds primarily in held-for-sale loans secured by first mortgages on owner-occupied, one- to four-family residences originated through our warehouse lending customers, and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we have been increasing our focus on small business lending through our SBA lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and, brokers. The Company sells the guaranteed portion of loans originated through small business lending, rather than hold the loans in portfolio. We also originate multi-family residential loans and commercial construction and residential construction loans, but no longer emphasize the origination of such loans unless they are connected with SBA lending. We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (see Recent Events) interest rates paid on deposit are limited and subject to national rates published weekly by the FDIC. Deposits are primarily solicited in the Bank’s market area of southeastern Georgia and the Jacksonville metropolitan area when necessary to fund loan demand.

Recent Events

On February 25, 2013, the Company and the Bank entered into an Agreement and Plan of Merger with Bond Street Holdings, Inc. and its bank subsidiary, Florida Community Bank, N.A. Pursuant to the Merger Agreement, the Company will be merged with and into Bond Street and the Bank will then merge with and into Florida Community Bank.

Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the Merger will be converted into the right to receive $5.00 in cash. Of this amount, (i) $3.00 per share in cash will be payable to shareholders following the closing of the Merger; (ii) $2.00 per share in cash will be held in an escrow account and will be available to cover losses from shareholder claims, net of payments received under insurance policies covering such losses, for one year following the closing of the Merger or until the final resolution of such claims, if later. Any remaining cash will be payable to shareholders of the Company.

The Merger Agreement and the transactions contemplated thereby are subject to the approval of the shareholders of the Company, regulatory approvals and other customary closing conditions. Closing of the Merger is expected to occur by the end of the second quarter of 2013.

Effective August 10, 2012, the Bank's Board of Directors consented to the issuance of the Order by the OCC. Among other things, the Order calls for the Bank to achieve and maintain Tier 1 capital of 9.00% of adjusted total assets and Total risk based capital of 13.00% of risk weighted assets by December 31, 2012. The Bank was not incompliance with the Order at December 31, 2012 with respect to the capital requirements. As of that date, Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 5.13%, 8.62%, and 9.79%, respectively. As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules has been lowered to adequately capitalized. The Company's Board of Directors and management remain committed to meeting the capital requirements of the Order at the earliest possible time through the completion of the Merger described above, or if not approved, then through continuation of its strategic alternatives process. The Order does not affect the Bank's ability to continue to conduct its banking business with customers in a normal fashion. See Part I. Item 1. Business - Supervision and Regulation contained in this report for further description of the provisions contained in the Order.

The Company is regulated by the FRB and remains under the provisions of the OTS Supervisory Agreement dated December 10, 2010.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining fair value of securities available-for-sale, other real estate owned and accounting for deferred income taxes. These accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements contained in this report.

Allowance for Loan Losses

An allowance for loan losses is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to the decline in real estate values in our markets since 2008 and the weak United States economy in general, we believe it is likely that collateral for non-performing one- to four-family residential and home equity loans, will not be sufficient to fully repay such loans. Therefore the Company charges one- to four-family residential and home equity loans down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. This process accelerates the recognition of charge-offs on one- to four-family residential and home equity loans but has no impact on the impairment evaluation process.

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

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component for unimpaired loans by type of loan and specific allowances for identified impaired loans.

The general loss component is calculated by applying loss factors, adjusted for other qualitative factors to outstanding unimpaired loan balances. Loss factors are based on the Bank’s recent loss experience. Qualitative factors consider current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant qualitative factors that exist as of the balance sheet date that are considered in determining the adequacy of the allowance include the following:

•	Current delinquency levels and trends;

•	Non-performing asset levels and trends and related charge-off history;

•	Economic trends – local and national;

•	Changes in loan policy;

•	Expertise of management and staff of the Bank;

•	Volumes and terms of loans; and

•	Concentrations of credit.

The impact of the general loss component on the allowance began increasing during 2008 and has remained at an elevated level through the end of 2012. The increase reflected the deterioration of market conditions since 2008, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change and risks. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. No specific allowance is recorded unless fair value is less than carrying value. Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the general allowance for loan losses policy described above. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless the loan has been modified as a troubled debt restructuring as discussed below.

Loans for which the terms have been modified as a result of the borrower’s financial difficulties are classified as TDRs. TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms.

The allowance for loan losses was $10.9 million, or 2.5% of total loans outstanding, and $15.5 million, or 3.0% of total loans outstanding at December 31, 2012 and 2011, respectively. The provision for loan losses for each quarter of 2012, 2011 and 2010, and the total for the respective years is as follows:

	2012	2011	2010
	(Dollars in Millions)

First quarter	$3.5	$2.8	$3.7
Second quarter	3.7	3.0	7.5
Third quarter	3.5	4.4	3.1
Fourth quarter	1.8	5.2	6.9
Total provision for loan losses	$12.5	$15.4	$21.2

As this information illustrates the amount of the allowance for loan losses and related provision expense can vary over long-term and short-term periods. Changes in economic conditions, the composition of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance for loan losses, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance for loan losses allocated to individually evaluated loan relationships was $2.2 million and $6.0 million at December 31, 2012 and 2011, respectively, a decrease of $3.8 million. Given the rapidly changing and uncertain real estate market coupled with changes in borrowers’ financial condition, changes in collateral values, and the overall economic uncertainty, management anticipates there will continue to be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

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

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the year ended December 31, 2012.

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

Deferred Income Taxes

After converting to a federally chartered savings association, Atlantic Coast Bank became a taxable organization. Income tax expense, or benefit, is the total of the current year income tax due, or refundable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryforwards. The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carry forwards. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since Atlantic Coast Bank’s transition to a federally chartered savings bank, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of December 31, 2012, the Company had a valuation allowance of $27.7 million for the net deferred tax asset.

Business Strategy

Overview

Our primary objective is to operate a community-oriented financial institution, serving customers in our primary market areas while providing stockholders a solid long-term return on capital. Accomplishing this objective will require financial strength based on a strong capital position, and the implementation of business strategies designed to return the Company to profitability consistent with safety and soundness considerations. To strengthen the Company’s capital position the Company has entered into the Merger Agreement discussed above. In the event the Merger is not approved or completed, the Company will continue to explore all strategic alternatives to raise capital. Operating strategies are focused on credit management and reducing the cost of non-performing assets, increasing revenues from mortgage banking, principally through the Bank’s warehouse lending activity, and small business lending activities that maximize profits but with lower capital requirements. In addition, the Company seeks to increase non-maturity deposits to improve our cost of funds and to reduce our cost structure. As stated in the Consent Order, before the Bank can make significant changes to its current products, services, asset composition and size, funding sources, and other business activities it must get non-objection from the OCC unless it has been given written non-objection to its strategic and capital plan. See Part I. Item 1. Business - Supervision and Regulation contained in this report for further description of the provisions contained in the Order. The following are the key elements of our business strategy:

Strengthening Our Capital Position. Following the Company’s conversion from a mutual holding company to a stock company, the Company’s Board of Directors began considering strategies to raise capital. In late 2011, the Company began a review of strategic alternatives, engaging Stifel, Nicolaus and Company, Incorporated to assist the Board in exploring alternatives to enhance stockholder value, including various alternatives including a recapitalization in the form of a rights offering as well as an outright merger transaction. In evaluating its options, the Board of Directors considered the relative risks involved with the alternatives, along with the Company's goal of maximizing the return to stockholders. These risks include the prospects of approval by regulators for successful completion of each alternative, the effectiveness of each option in gaining full compliance with the Order issued by the OCC under which the Bank operates, the Bank's continued exposure to credit, market, economic, and interest rate risks, as well as ongoing earnings pressure from the Company's asset quality and wholesale debt. Considering all the factors the Board of Directors entered into the Merger Agreement on February 25, 2013. Completion of the Merger, which is subject to approval by our regulators and stockholders, is expected to close by June 30, 2013. In the event the Merger is not completed the Board of Directors will continue to explore all other strategic alternatives to raise capital. There can be no assurances that the Company will complete the Merger, or if necessary, otherwise raise additional capital.

Continuing Our Proactive Approach To Reducing Non-performing Assets By Aggressive Resolution And Disposition Initiatives. As a result of the decline in our local economy beginning in 2008, the Bank experienced a substantial increase in our non-performing assets. At December 31, 2012, our non-performing assets were $33.0 million as compared to $9.6 million at December 31, 2007. Management has instituted a proactive strategy to aggressively reduce non-performing assets through accelerated charge-offs, loan work out programs, enhanced collection practices, the use of distressed asset sales and improved risk management.

•	An aggressive charge-off policy. Beginning in 2009, management began to implement an aggressive charge-off strategy for one- to four-family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became non-accruing, generally when loans are 90 days or more past due.

•	Loan work out programs. We remain committed to working with responsible borrowers to renegotiate residential loan terms. The Bank had $20.0 million in troubled debt restructurings at December 31, 2012, compared to $8.6 million at December 31, 2008. Troubled debt restructurings avoid the expense of foreclosure proceedings and holding and disposition expenses of selling foreclosed property, and provide us increased interest income.

•	Enhanced collection practices. Beginning in 2009, due to the elevated delinquency of our one- to four-family residential mortgage loans and the increasing complexity of working out these types of loans, management engaged the services of a national third party servicer for certain loans. Initially, one- to four-family residential mortgage loans, and any associated home equity loans that were 60 days past due, were assigned to the third party servicer for collection. Subsequently, the Bank assigned other one- to four-family residential mortgage loans to the third party servicer irrespective of delinquency status, if it was determined the loan may have higher than normal collection risk. At December 31, 2012, the outstanding balance of loans assigned to the third party servicer was $63.5 million. In addition in 2012, the Company increased resources internally to focus on workouts of non-performing one- to four-family residential loans which has led to decreased levels of non-performing loans and improved recoveries.

•	Non-performing asset sales. In order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank has sold certain non-performing loans through national loan sales of distressed assets, which may mitigate future losses. From 2008 to December 31, 2012, the Bank sold $10.7 million of loans through distressed asset sales resulting in a loss on such sales of $4.1 million. The Bank may continue distressed asset sales in the future to dispose of non-performing assets when management believes it will result in the least overall loss to the Company. Also as a part of the Bank’s work out program the Bank continues to accept short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us when this action represents the least costly resolution for the Company.

•	Credit risk management. The Bank is also enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of our board of directors was established to evaluate and monitor system, market and credit risk. In 2012, in connection with a requirement by the Order, the Bank established a broad problem asset resolution program and developed enhanced asset workout plans for each criticized asset.

Increasing Revenue By Expanding Our Warehouse Lending Operations And Increasing Our Emphasis On Commercial Lending To Small Businesses. Historically, Atlantic Coast Bank has emphasized the origination of one- to four-family residential mortgage loans in northeastern Florida and southeastern Georgia. At December 31, 2012, our one- to four-family residential loan portfolio was $193.1 million, or 45.3%, of our loan portfolio. During late 2008, the Bank began to originate mortgage loans for sale in the secondary market on a limited scale. As a result of our internal evaluation, management has begun to shift our business model to a process where customers requesting a mortgage loan will be referred to a third party in exchange for a fee for closed mortgages and sell such mortgages purchased through warehouse lending arrangements. In addition, the Bank intends to continue to increase production in its small business lending initiative.

•	Warehouse lending strategy. In the latter part of 2009, the Bank began a program for warehouse lending where we finance mortgages originated by third parties and hold a lien position for a short duration (usually less than 30 days) while earning interest (and often a fee) until a sale is completed to an investor. Management expects to modestly expand this aspect of mortgage banking in the future.

•	Commercial lending strategy. Management also plans to increase commercial business lending and owner-occupied commercial real estate lending with an emphasis on small businesses, subject to regulatory capital requirements. The Bank intends to participate in government programs relating to commercial business loans such as the SBA and the U.S. Department of Agriculture (USDA). The Bank began to implement this strategy in September 2010, by hiring an executive to lead the small business lending along with an experienced SBA lending team. The SBA loan pipeline grew from $3.9 million at the beginning of 2011 to $14.8 million at December 31, 2012. The Company generally sells the guaranteed portion of SBA loans to investors at attractive premiums. Our focus on owner-occupied commercial real estate loans will be to professional service businesses. The Bank intends to target principal balances of up to $1.5 million in our commercial business and owner-occupied commercial real estate lending, while not originating or purchasing higher risk loans such as commercial real estate development projects, multi-family loans and land acquisition and development loans.

Strengthening Our Retail Franchise By Growing Noninterest-bearing Deposits and Reducing Our Overall Cost of Deposits. We believe a successful retail franchise results from a strong core customer base that a focuses on noninterest-bearing deposits within an overall deposit strategy that offers interest rates that are competitive to its markets, but in line with the overall interest rate environment. Therefore, we remain committed to generating lower-cost and more stable noninterest-bearing deposits and offering our customers other deposit products with interest rates that are fair and meet their financial needs. The Bank compliments its attractive deposit products with excellent customer service and a comprehensive marketing program. The Bank continues to build a core customer base by offering noninterest-bearing and other non-maturity deposits to individuals, businesses and municipalities located in our market area. Our noninterest-bearing deposits increased 21.2% to $41.9 million at December 31, 2012 from $34.6 million at December 31, 2011. At December 31, 2012, noninterest-bearing deposits comprised 8.4% of our total deposits, compared to 6.8% of our total deposits at December 31, 2011. Total cost of deposits (interest expense on deposits as compared to total average deposits) for the full year of 2012 was 0.82% as compared to 1.21% for 2011. In addition to improving our interest rate spread noninterest-bearing deposits also contributes noninterest income from account related services.

Reducing Our Operating Expense Base. The Company has historically operated with a high cost structure as it has implemented growth and new business activities. In order to improve profitability in 2012, we implemented numerous expense reduction initiatives in order to reduce operating costs that do not add value to our other business strategies. We intend to continue this focus in order to eliminate non-value added expenses and activities.

Comparison of Financial Condition at December 31, 2012 and 2011

General

Total assets decreased $16.3 million, or 2.1%, to $772.6 million at December 31, 2012 as compared to $789.0 million at December 31, 2011. The primary reason for the decrease in assets was a decrease in loans of $89.1 million, partially offset by an increase in cash and cash equivalents of $26.8 million and an increase in securities available-for-sale of $32.9 million as the Company continued to manage its balance sheet consistent with its capital preservation strategy and to increase the Company’s liquidity position. Total deposits decreased $8.6 million, or 1.7%, to $499.8 million at December 31, 2012 from $508.4 million at December 31, 2011. Noninterest-bearing demand and time deposits grew by a total of $12.3 million while interest-bearing demand accounts and savings and money market accounts decreased by $20.9 million during the year ended December 31, 2012. Stockholders’ equity decreased by $6.0 million to $40.3 million at December 31, 2012 from $46.3 million at December 31, 2011 due to the net loss of $6.6 million for the year ended December 31, 2012, partially offset by an increase in other comprehensive income of $0.6 million for the same time period.

Following is a summarized comparative balance sheet as of December 31, 2012 and 2011:

	December 31,	December 31,	Increase / (Decrease)
	2012	2011	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$67,828	$41,017	$26,811	65.4%
Securities available-for-sale	159,745	126,821	32,924	26.0%
Loans held-for-sale	72,568	61,619	10,949	17.8%
Loans	432,090	521,233	(89,143)	-17.1%
Allowance for loan losses	10,889	15,526	(4,637)	-29.9%
Loans, net	421,201	505,707	(84,506)	-16.7%
Other Assets	51,277	53,803	(2,526)	-4.7%
Total assets	$772,619	$788,967	$(16,348)	-2.1%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$41,904	$34,586	$7,318	21.2%
Interest-bearing demand	73,490	76,811	(3,321)	-4.3%
Savings and money market	181,708	199,334	(17,626)	-8.8%
Time	202,658	197,680	4,978	2.5%
Total deposits	499,760	508,411	(8,651)	-1.7%
Securities sold under agreements to repurchase	92,800	92,800	–	–
Federal Home Loan Bank advances	135,000	135,000	–	–
Accrued expenses and other liabilities	4,799	6,462	(1,663)	-25.7%
Total liabilities	732,359	742,673	(10,314)	-1.4%
Total stockholders’ equity	40,260	46,294	(6,034)	-13.0%
Total liabilities and stockholders’ equity	$772,619	$788,967	$(16,348)	-2.1%

Cash and Cash Equivalents

Cash and cash equivalents increased $26.8 million to $67.8 million at December 31, 2012 from $41.0 million at December 31, 2011. The Bank increased its cash and cash equivalent holdings in order to raise the amount of immediately available liquidity sources in response to reduced contingent sources of liquidity from the FHLB and the FRB.

Securities Available-for-Sale

Securities available-for-sale was comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased $32.9 million to $159.7 million at December 31, 2012, from $126.8 million at December 31, 2011. As of December 31, 2012, approximately $116.9 million of securities available-for-sale were pledged as collateral for the securities sold under agreements to repurchase and $14.2 million were pledged to the FHLB as collateral for the prepayment fees for the advances. At December 31, 2012, $158.8 million, or 99.4%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Loans Held-for-Sale

Loans held-for-sale, which was comprised of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators (warehouse loans) and small business loans (SBA loans), increased $11.0 million, or 17.8% to $72.6 million at December 31, 2012 as compared to $61.6 million at December 31, 2011 primarily due to an increase in loan production from our warehouse lending operations. As of December 31, 2012, the weighted average number of days outstanding of loans held-for-sale was 24 days.

Loans originated with third parties and sold under the Company’s warehouse lending program was $900.4 million and $889.8 million, respectively for the year ended December 31, 2012 as compared to originations and sales of $643.5 million and $612.6 million, respectively for year ended December 31, 2011. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for the years ended December 31, 2012 and 2011 of $ 2.8 million and $1.0 million, respectively.

During 2012, the Company phased out its internally generated one- to four-family residential mortgage business in favor of a referral program whereby the Bank earns a fee for closed loans. As a result, mortgage loans originated internally declined to $27.0 million for the year ended December 31, 2012 as compared to $97.6 million for the year ended December 31, 2011. Gains on the sale of internally originated one- to four-family residential loans declined from $1.3 million for the year ended December 31, 2011 to $0.7 million for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company originated $12.7 million SBA loans and sold $7.8 million SBA loans for a net gain of $0.8 million as compared to originations of $9.5 million and sales of $3.4 million for a net gain of $0.4 million for the year ended December 31, 2011.

Loans

Below is a comparative composition of net loans as of December 31, 2012 and 2011, excluding loans held-for-sale:

	December 31, 2012	% of Total Loans	December 31, 2011	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$193,057	45.3%	$238,464	46.3%
Commercial	58,193	13.7%	72,683	14.1%
Other (land and multi-family)	19,908	4.7%	29,134	5.7%
Total real estate loans	271,158	63.7%	340,281	66.1%
Real estate construction loans:
One- to four-family	–	0.0%	2,044	0.4%
Commercial	5,049	1.2%	4,083	0.8%
Acquisition and development	–	0.0%	–	0.0%
Total real estate construction loans	5,049	1.2%	6,127	1.2%
Other loans:
Home equity	63,867	15.0%	74,199	14.4%
Consumer	61,558	14.4%	70,838	13.8%
Commercial	24,308	5.7%	23,182	4.5%
Total other loans	149,733	35.1%	168,219	32.7%

Total loans	425,940	100.0%	514,627	100.0%
Allowance for loan losses	(10,889)		(15,526)
Net deferred loan costs	6,269		6,730
Discount on purchased loans	(119)		(124)
Loans, net	$421,201		$505,707

Total portfolio loans declined $88.7 million, or 17.2%, to $425.9 million at December 31, 2012 as compared to $514.6 million at December 31, 2011 primarily due to principal amortization and increased payoffs of one- to four-family residential and commercial real estate loans during the year ended December 31, 2012 as a result of increased refinancing in the low interest rate environment. Total portfolio loans also declined due to gross loan charge-offs of $18.7 million and transfers to OREO of non-performing loans of $9.2 million during 2012. Portfolio loan originations decreased $19.1 million to $20.6 million for the year ended December 31, 2012 from $39.7 million for the year ended December 31, 2011.

Small business loan originations, including SBA loans, were $20.0 million during the year ended December 31, 2012 of which $4.1 million are reported as loans held-for-sale at year end 2012. The Company intends to sell the guaranteed portion of SBA loans upon completion of loan funding to increase noninterest income. The unguaranteed portion of SBA loans at December 31, 2012 and 2011 was $3.3 million and $0.9, respectively. The Company plans to continue to expand this business line going forward.

Until there is greater certainty about the economic recovery and the Bank increases its capital levels, management believes portfolio loan balances will continue to decline. Principal amortization and loan payoffs are expected to exceed growth in the SBA portfolio and other small business loan production. However, due to the favorable interest rate environment, production of one- to four-family residential mortgages originated by third parties (warehouse) is expected to grow modestly.

The composition of the Bank’s loan portfolio is heavily weighted toward one- to four-family residential mortgage loans. As of December 31, 2012, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $256.9 million, or 60.3% of total gross loans. Approximately $37.5 million, or 58.7% of loans recorded as home equity loans are in a first lien position. Accordingly, $230.5 million, or 89.7% of loans collateralized by one- to four-family residential loans were in a first lien position as of December 31, 2012. The composition of the Bank’s loan portfolio by state as of December 31, 2012 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family first mortgages	$126,611	$39,587	$26,859	$193,057
One- to four-family second mortgages	30,479	32,304	1,084	63,867
One- to four-family construction loans	–	–	–	–
	$157,090	$71,891	$27,943	$256,924

Allowance for Loan Losses

The allowance for loan losses was $10.9 million, or 2.5% of total loans at December 31, 2012 compared to $15.5 million or 3.0% of total loans at December 31, 2011. The activity in the allowance for loan losses for the year ended December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
	(Dollars in Thousands)

Balance at beginning of year	$15,526	$13,344

Charge-offs:
Real estate loans:
One- to four-family	(6,347)	(6,005)
Commercial	(2,756)	(2,274)
Other (land and multi-family)	(1,906)	(729)
Real estate construction loans:
One- to four-family	–	–
Commercial	(1,145)	–
Acquisition and development	–	–
Other loans:
Home equity	(3,215)	(3,404)
Consumer	(1,567)	(1,471)
Commercial	(1,769)	(242)
Total charge-offs	(18,705)	(14,125)

Recoveries:
Real estate loans:
One- to four-family	1,036	483
Commercial	3	21
Other (land and multi-family)	8	36
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other loans:
Home equity	223	119
Consumer	305	262
Commercial	2	3
Total recoveries	1,577	924

Net charge-offs	(17,128)	(13,201)
Provision for loan losses	12,491	15,383
Balance at end of year	$10,889	$15,526

Net charge-offs during 2012 increased compared to 2011 primarily due to increased sales and short sales of non-performing loans. During the year ended December 31, 2012, the Bank sold, or entered into contracts to sell, $13.5 million of non-performing loans. These transactions have resulted in total charge-offs of $4.0 million and additional provision for loan losses of $2.2 million during the same time period. The net charge-offs on sales and short sales of non-performing loans during the year ended December 31, 2012 was comprised of $1.0 million for the distressed sale of one- to four-family residential loans, $1.9 million for non-residential commercial real estate loans and $1.1 million for other small balance short sales. The Company seeks to reduce non-performing loans in the least costly way possible, including workout, troubled debt restructurings, short sales and when necessary foreclosure and disposal of collateral. Loans the Company holds for sale are recorded at the lower of cost or fair market value on an aggregate basis and reported as held-for-sale. As of December 31, 2012, the Company had no non-performing loans held-for-sale.

In addition to increased charge-offs due to sales and short sales of non-performing loans, net charge-offs during 2012 also increased compared to 2011 due to a $0.7 million charge-off of residential land loans, $0.7 million for a participation in a non-performing construction loan, $0.7 million for increased consumer loan charge-offs, $0.9 million for the charge-off of collateral dependent land loans, the impairment for which had been reserved for in 2011, and $1.6 million for the charge-off of an owner-occupied commercial real estate loan, which had been reserved for in 2010.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. During the year ended December 31, 2012, charge-offs include partial charge-offs of $3.8 million of one- to four-family first mortgages and home equity loans identified as non-performing, a decrease of $2.3 million as compared to $6.1 million for the prior year, principally attributable to reduced losses on one- to four-family residential mortgages. Below is a comparative composition of non-performing assets as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(Dollars in Thousands)

Non-performing assets:
Real estate loans:
One- to four-family	$10,555	$16,108
Commercial	8,643	14,238
Other (land and multi-family)	595	5,153
Real estate construction loans:
One- to four-family	–	–
Commercial	739	2,362
Acquisition and development	–	–
Other loans:
Home equity	2,212	4,091
Consumer	969	983
Commercial	1,171	3,680
Total non-performing loans	24,884	46,615
Other real estate owned	8,065	5,839
Total non-performing assets	$32,949	$52,454

Non-performing loans to total loans	5.8%	8.9%
Non-performing assets to total assets	4.3%	6.7%

Non-performing loans were $24.9 million or 5.8% of total loans at December 31, 2012 as compared to $46.6 million, or 8.9% of total loans at December 31, 2011. The decrease in non-performing loans was primarily due to the transfer of $9.1 million in non-performing loans to other real estate owned and $13.0 million in short sales of non-performing residential loans and commercial real estate loans.

During 2012 the market for disposing of non-performing assets became more liquid leading to the sales described above. These types of transactions may result in additional losses over the amounts provided for in the allowance for loan losses however the Company continues to attempt to reduce non-performing assets through the least costly means possible. The allowance for loan losses is determined by the information available at the time such determination is made and reflects management’s best estimate of loss.

As of December 31, 2012, total non-performing one- to four-family residential and home equity loans of $12.8 million was comprised of $18.3 million in contractual balances that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of December 31, 2012, and December 31, 2011, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of December 31, 2012 and 2011.

OREO increased $2.3 million to $8.1 million at December 31, 2012 from $5.8 million at December 31, 2011 as transfers from non-performing loans into OREO of $9.1 million exceeded foreclosed asset sales of $6.45 million during 2012.

At December 31, 2012 the five largest non-performing loans were as follows. The largest relationship was comprised of loans totaling $4.9 million secured by owner occupied commercial real estate and business assets. The borrower filed Chapter 11 bankruptcy in December 2010. The bankruptcy plan was confirmed in May 2012 and adequate protection payments began in June 2012. Due to deteriorating business conditions, the court has appointed a receiver and the Bank is currently in the process of foreclosure. The Bank’s second largest relationship was a $1.8 million loan secured by commercial property. The property went into receivership subsequent to year end. The Bank’s third largest relationship was comprised of loans totaling $1.3 million secured by business assets and various properties including an owner occupied commercial building, two retail store locations and five one- to four-family residential lots. The properties and business assets are currently in the process of foreclosure. The fourth largest relationship was a $1.0 million loan secured by a one- to four-family residence which has been modified as a troubled debt restructuring and is performing under the terms of the restructuring. The fifth largest relationship was a $0.7 million loan secured by a multi-family development adjacent to Disney World in central Florida. The project was halted during construction and is in the process of foreclosure.

Impaired Loans

The following table shows impaired loans segregated by performing and non-performing status and the associated specific reserve as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$6,465	$–	$179	$–
Non-performing	11,196	286	26,586	4,262
Troubled debt restructuring by category:
Performing troubled debt restructuring – commercial	7,632	214	6,000	591
Performing troubled debt restructuring – residential	12,383	1,688	13,337	1,104
Total impaired loans	$37,676	$2,188	$46,102	$5,957

The increase in performing impaired loans was due to a $6.1 million commercial real estate loan secured by vacant land held for development that is paying under the agreed terms of the loan.

The decline in non-performing impaired loans was primarily due to the transfer of $6.7 million in loans to other real estate owned, short sales of $5.7 million in commercial real estate loans and charge-downs of $3.6 million on loans which remain as non-performing impaired loans or other real estate owned at December 31, 2012.

Impaired loans include large non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. When a TDR loan with a market rate of interest has performed for over 12 months under terms of the modification it is classified as a performing loan.

TDR loans totaled $22.4 million as of December 31, 2012 as compared to $19.3 million at December 31, 2011. Approximately $12.5 million of restructured loans demonstrated 12 months of performance under restructured terms and therefore are reported as performing or were paid off.

Deferred Income Taxes

As of both December 31, 2012 and 2011 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, the variability of the credit related costs are such that a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported. Consequently the Company has recorded a valuation allowance of $27.7 million for nearly the entire amount of the net federal and state deferred tax assets as of December 31, 2012. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits

Total deposits were $499.8 million at December 31, 2012, a decrease of $8.6 million from $508.4 million at December 31, 2011. Non-maturing deposits decreased by $13.6 million during 2012, while time deposits increased by $5.0 million during the same time period. Non-maturing deposits decreased to $297.1 million at December 31, 2012 primarily due to a $17.6 million decrease in money market deposits, partially offset by increases in noninterest and interest-bearing demand deposits as the Bank focused sales and marketing efforts on increasing noninterest-bearing deposit customers. Time deposits increased to $202.7 million as of December 31, 2012 due to an increase of $29.1 million in deposits acquired through a national internet deposit program, partially offset by decreased retail and broker declines of $17.4 million.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on core deposits to match asset growth expectations. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Consent Order with the OCC dated August 10, 2012, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At December 31, 2012 the Bank had brokered deposits of $5.0 million. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of December 31, 2012 and 2011. Collateral for the structured notes are subject to a haircut of 8.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $116.9 million and $122.2 million in securities posted as collateral for these instruments as of December 31, 2012 and 2011, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases.

Information concerning securities sold under agreements to repurchase as of December 31, 2012 and 2011 is summarized as follows:

	December 31, 2012	December 31, 2011
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	42	54

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. Prior to August 2, 2012, the agreement with the counterparty on $77.8 million of the $92.8 million contained default provisions related to the Bank’s PCA capital levels and enforcement actions that the Bank may be subject to with its primary banking regulator. Specifically, in the event the Bank’s capital ratios fell below adequately capitalized, or if the Bank received a cease and desist order from its primary banking regulator, the counterparty had the option to call the debt at its fair value. At December 31, 2012, the fair value of that portion of the debt exceeded the carrying value by approximately $11.4 million.

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

Federal Home Loan Bank Advances

FHLB borrowings were $135.0 million at December 31, 2012 and 2011. The FHLB advances had a weighted-average maturity of 43 months and a weighted-average rate of 3.88% at December 31, 2012.

The Bank’s borrowing capacity with the FHLB has decreased from $63.8 million at December 31, 2011 to $5.2 million at December 31, 2012. In part this decrease was due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or pre-pay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $21.6 million as of December 31, 2012. In the event the Bank pre-pays an advance prior to maturity, it must do so at its fair value, which as of December 31, 2012 exceeded the book value of the individual advances by $15.7 million. To the extent it is required to purchase additional securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher earning asset growth.

During the third quarter of 2012, the FHLB notified the Bank that it was required to collateralize the excess of the fair value of the FHLB advances over the book value. As of December 31, 2012 the amount of the collateral pledged for the excess of fair value over the book value totaled $1.5 million of cash and $14.2 million of investment securities.

Stockholders’ Equity

Stockholders’ equity decreased by $6.0 million to $40.3 million at December 31, 2012 from $46.3 million at December 31, 2011 due to the net loss of $6.7 million for the year ended December 31, 2012, partially offset by other comprehensive income of $0.6 million.

Beginning in 2009 and continuing into 2012, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio decreased to 5.2% at December 31, 2012, from 5.9% at December 31, 2011. As of December 31, 2012, the Bank’s Tier 1 capital to adjusted assets ratio was 5.13%, Total risk based capital to risk- weighted assets was 9.79% and Tier 1 capital to risk-weighted assets was 8.62%. Due to the Consent Order requiring that the Bank meet and maintain a Tier 1 capital to adjusted assets ratio of 9.00% and a Total Risk Based capital to risk-weighted assets of 13.00% by December 31, 2012 the Bank is deemed as adequately capitalized for regulatory supervision purposes. These ratios as of December 31, 2011 were 5.83%, 10.91%, and 9.65%, respectively.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011.

General

Net loss for the year ended December 31, 2012 was $6.7 million, as compared to a net loss of $10.3 million for the year ended December 31, 2011. The net loss for 2012 declined compared with 2011 due to a decrease in the provision for loan losses of $2.9 million and a decrease in noninterest expense of $4.7 million, primarily related to a reduction in compensation and benefits, partially offset by a decrease in net interest income of $2.3 million, due to lower average balances of interest-earning assets as well as lower average yields, and a decrease in noninterest income of $1.1 million, primarily due to lower gains on the sale of securities available-for-sale.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended December 31, 2012 and 2011. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earnings assets:
Loans (1)	$529,518	$30,223	5.71%	$585,918	$33,675	5.75%
Securities available-for-sale (2)	148,279	3,021	2.04%	144,912	4,485	3.09%
Other interest-earning assets (3)	67,766	261	0.39%	29,960	121	0.41%
Total interest-earning assets	745,563	33,505	4.49%	760,790	38,281	5.03%
Noninterest-earning assets	36,192			46,995
Total assets	$781,755			$807,785

Interest-bearing liabilities:
Interest-bearing demand accounts	$75,440	$355	0.47%	$74,716	$820	1.10%
Savings deposits	76,310	346	0.45%	69,420	430	0.62%
Money market accounts	118,005	583	0.49%	119,062	887	0.75%
Time deposits	192,109	2,845	1.48%	207,167	4,041	1.95%
Securities sold under agreements to repurchase	92,800	4,809	5.18%	92,800	4,786	5.16%
Federal Home Loan Bank advances	135,000	5,332	3.95%	146,841	5,576	3.80%
Other borrowings	–	–	–%	537	216	40.28%
Total interest-bearing liabilities	689,664	14,270	2.07%	710,543	16,756	2.36%
Noninterest-bearing liabilities	46,147			43,779
Total liabilities	735,811			754,322
Total stockholders’ equity	45,944			53,463
Total liabilities and stockholders’ equity	$781,755			$807,785

Net interest income		$19,235			$21,525
Net interest spread			2.42%			2.67%
Net interest-earning assets	$55,899			$50,247
Net interest margin (4)			2.58%			2.83%
Average interest-earning assets to average interest-bearing liabilities		108.11%			107.07%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes loans held-for-sale.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2012 as compared to the year ended December 31, 2011. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earnings assets:
Loans	$(3,221)	$(231)	$(3,452)
Securities available-for-sale	102	(1,566)	(1,464)
Other interest-earning assets	146	(6)	140
Total interest-earning assets	(2,973)	(1,803)	(4,776)

Interest-bearing liabilities:
Interest-bearing demand accounts	8	(473)	(465)
Savings deposits	40	(124)	(84)
Money market accounts	(8)	(296)	(304)
Time deposits	(277)	(919)	(1,196)
Securities sold under agreements to repurchase	–	23	23
Federal Home Loan Bank advances	(462)	218	(244)
Other borrowings	(216)	–	(216)
Total interest-bearing liabilities	(915)	(1,571)	(2,486)

Net interest income	$(2,058)	$(232)	$(2,290)

Interest Income

Total interest income decreased $4.8 million to $33.5 million for the year ended December 31, 2012 from $38.3 million for the year ended December 31, 2011 primarily due to the decrease in interest income on loans and securities available-for-sale. Interest income on loans decreased to $30.2 million for the year ended December 31, 2012 from $33.7 million in 2011. This decrease was due to a decline in the average balance of loans, which decreased $56.4 million to $529.5 million for the year ended December 31, 2012 from $585.9 million in the prior year, combined with a slight decrease in average yield on loans of 4 basis points to 5.71% for the year ended December 31, 2012. Interest income earned on securities decreased $1.5 million to $3.0 million for the year ended December 31, 2012 from $4.5 million in 2011. This decrease was due to the lower interest rates available on new purchases of securities and higher premium amortization due to increased prepayments. The impact of the decline in yield by 105 basis points to 2.04% was partially offset by an increase in the average balance of securities of $3.4 million to $148.3 million for the year ended December 31, 2012. Due to the decline in yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets and the change in the mix of interest-earning assets related to our capital preservation strategy, the Company expects interest income to be lower during 2013 as compared to 2012.

Interest Expense

Interest expense declined by $2.5 million to $14.3 million for the year ended December 31, 2012 from $16.8 million in 2011 primarily due to the decrease in interest expense on deposits. The decrease in interest expense on deposits for the year ended December 31, 2012, as compared to 2011, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 39 basis points to 0.82% for the year ended December 31, 2012 as compared to 1.21% in 2011 due to the low interest rate environment. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.95% for the year ended December 31, 2012 down from 2.24% for 2011, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the securities sold under agreements to repurchase and FHLB advances.

Net Interest Income

Net interest income decreased $2.3 million to $19.2 million for the year ended December 31, 2012 from $21.5 million for the year ended December 31, 2011, due to the decrease in interest income resulting from a reduction in average outstanding interest-earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 25 basis points to 2.42% for the year ended December 31, 2012 as compared to 2.67% in 2011. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 25 basis points to 2.58% for the year ended December 31, 2012 as compared to 2.83% in 2011. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed- interest rate debt, which has a weighted average rate of 4.45%, combined with declining interest earning assets.

Provision for Loan Losses

Provision for loan losses of $12.5 million and $15.4 million were made during the years ended December 31, 2012 and 2011, respectively. Net charge-offs for the year ended December 31, 2012 were $17.1 million as compared to $13.2 million in 2011. Included in charge-offs for 2012 was approximately $5.0 million of specific reserves established in prior years and accordingly did not result in in additional provision for loan losses. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2012 included $3.8 million of partial charge-offs as compared to $6.1 million in 2011.

Noninterest Income

The components of noninterest income for the years ended December 31, 2012 and 2011 were as follows:

			Increase / (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,344	$3,765	$(421)	-11.2%
Gain on sale of loans held-for-sale	1,767	1,784	(17)	-1.0%
Loss on sale of portfolio loans	–	(14)	14	100.0%
Gain on securities available-for-sale	2,410	3,388	(978)	-28.9%
Other-than-temporary impairment losses, net	–	(186)	186	100.0%
Bank owned life insurance earnings	444	674	(230)	-34.1%
Interchange fees	1,584	1,400	184	13.1%
Other	547	421	126	29.9%
	$10,096	$11,232	$(1,136)	-10.1%

Noninterest income for the year ended December 31, 2012 decreased $1.1 million to $10.1 million as compared to $11.2 million in 2011. The decrease in noninterest income was primarily due to reductions in gains on sales of investment securities, service charges and fees, and bank owned life insurance (BOLI).

Gains on sales of investment securities decreased $1.0 million during the year ended December 31, 2012. BOLI earnings declined in the year ended December 31, 2012 as compared to 2011 following the termination of certain BOLI policies in the fourth quarter of 2011 totaling $9.1 million of investment. Service charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased non-sufficient funds (NSF) activity. The Company expects continued decline in NSF fees in 2013 as compared to 2012 as the Bank’s volume of overdrafts and NSF activity is decreasing.

For the year ended December 31, 2012, gains on sales of loans held-for-sale included $1.1 million in sales of SBA loans, which primarily consisted of $0.3 million in net gains recognized for the servicing SBA loans and $0.7 million in gains on the sale one- to four-family residential loans sold to the secondary market. For the year ended December 31, 2011, gains on sales of mortgages originated for sale was $1.3 million and gains on sales of SBA loans was $0.5 million. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending and has phased out the business activity of internally originating mortgages for sale on the secondary market.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2012 and 2011 were as follows:

			Increase / (Decrease)
	2012	2011	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$9,012	$12,078	$(3,066)	-25.4%
Occupancy and equipment	2,002	2,311	(309)	-13.4%
FDIC insurance premiums	1,458	1,199	259	21.6%
Foreclosed assets, net	406	998	(592)	-59.3%
Data processing	1,398	1,579	(181)	-11.5%
Outside professional services	2,437	2,444	(7)	-0.3%
Collection expense and repossessed asset losses	2,695	2,454	241	9.8%
Other	3,949	5,022	(1,073)	-21.4%
	$23,357	$28,085	$(4,728)	-16.8%

Noninterest expense decreased $4.7 million to $23.4 million for the year ended December 31, 2012 from $28.1 million for the year ended December 31, 2011. Noninterest expense for the year ended December 31, 2012 included lower compensation and benefits expense of $3.1 million primarily due to a reorganization of the Company’s mortgage banking operations during 2011, including reducing management positions and closing under-performing mortgage origination offices. The cost of foreclosed assets decreased $0.6 million for the year ended December 31, 2012 as compared to 2011 primarily due to gains on sales of OREO in 2012.

Management expects noninterest expense associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income Tax

The Company recorded income tax expense of $0.2 million for the year ended December 31, 2012 related to a recent IRS examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions for which the Company had originally received a credit of $0.4 million. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010.

General

The Company’s net loss for the year ended December 31, 2011, was $10.3 million, as compared to a net loss of $14.2 million for the year ended December 31, 2010. The decreased net loss of $3.9 million was primarily due to the $5.8 million decrease in our provision for loan losses as a result of lower net charge-offs. The provision for loan losses was $15.4 million in 2011, a decrease of 27.5% from $21.2 million in 2010. Net interest income decreased 9.0%, or $2.1 million for the year ended December 31, 2011 to $21.5 million, as compared to 2010, due to the decrease in average balances of interest-earning assets as a result of the Company’s capital preservation plan, as well as a decrease in average yield of interest-earning assets. Noninterest income for the year ended December 31, 2011 increased by 35.9% to $11.2 million, as compared to $8.3 million in 2010, due primarily to higher gains on sales of available-for-sale securities and loans as well as lower other-than-temporary impairment charges on available-for-sale securities. Noninterest expense increased 12.8% to $28.1 million in 2011 from $24.9 million for the year ended December 31, 2010 primarily due to increased expenses associated with our mortgage banking and small business lending platforms.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table on the following page sets forth certain information for the years ended December 31, 2011 and 2010. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earnings assets:
Loans (1)	$585,918	$33,675	5.75%	$525,947	$37,419	5.98%
Securities available-for-sale (2)	144,912	4,485	3.09%	191,911	7,260	3.78%
Other interest-earning assets (3)	29,960	121	0.41%	28,835	176	0.61%
Total interest-earning assets	760,790	38,281	5.03%	846,693	44,855	5.30%
Noninterest-earning assets	46,995			51,413
Total assets	$807,785			$898,106

Interest-bearing liabilities:
Interest-bearing demand accounts	$74,716	$820	1.10%	$76,829	$1,107	1.44%
Savings deposits	69,420	430	0.62%	49,438	327	0.66%
Money market accounts	119,062	887	0.75%	123,447	1,356	1.10%
Time deposits	207,167	4,041	1.95%	283,240	7,214	2.55%
Securities sold under agreements to repurchase	92,800	4,786	5.16%	92,800	4,672	5.03%
Federal Home Loan Bank advances	146,841	5,576	3.80%	172,500	6,198	3.59%
Other borrowings	537	216	40.28%	3,672	318	8.66%
Total interest-bearing liabilities	710,543	16,756	2.36%	801,926	21,192	2.64%
Noninterest-bearing liabilities	43,779			41,262
Total liabilities	754,322			843,188
Total stockholders’ equity	53,463			54,918
Total liabilities and stockholders’ equity	$807,785			$898,106

Net interest income		$21,525			$23,663
Net interest spread			2.67%			2.66%
Net interest-earning assets	$50,247			$44,767
Net interest margin (4)			2.83%			2.79%
Average interest-earning assets to average interest-bearing liabilities		107.07%			105.58%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes loans held-for-sale.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

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

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earnings assets:
Loans	$(2,335)	$(1,409)	$(3,744)
Securities available-for-sale	(1,595)	(1,181)	(2,776)
Other interest-earning assets	7	(61)	(54)
Total interest-earning assets	(3,923)	(2,651)	(6,574)

Interest-bearing liabilities:
Interest-bearing demand accounts	(29)	(258)	(287)
Savings deposits	125	(22)	103
Money market accounts	(47)	(422)	(469)
Time deposits	(1,695)	(1,478)	(3,173)
Securities sold under agreements to repurchase	–	114	114
Federal Home Loan Bank advances	(960)	338	(622)
Other borrowings	(459)	357	(102)
Total interest-bearing liabilities	(3,065)	(1,371)	(4,436)

Net interest income	$(858)	$(1,280)	$(2,138)

Interest Income

Total interest income decreased to $38.3 million for the year ended December 31, 2011 from $44.9 million for the year ended December 31, 2010. As shown in the table above the decrease in interest income for the year ended December 31, 2011, as compared to 2010, was primarily due to both a decrease in average balances of interest-earning assets of $139.9 million as well as a decrease in average yield of 27 basis points. The decline in interest income earned on loans was due to payoffs on higher rate one- to four-family residential loans as borrowers refinanced at historically low rates. Proceeds from payoffs on one- to four-family loans were primarily re-invested in loans held-for-sale, which yielded approximately 5.26% during the year ended December 31, 2011. The decrease in average outstanding balances of one- to four-family real estate loans for the year ended December 31, 2011, as compared to 2010, accounted for substantially all of the total $40.0 million decrease in average loan balances.

Interest income in 2011 from securities decreased by approximately $2.8 million due to a $47.0 million decline in average balances, as well as a 69 basis point decrease in average yields on purchases of new securities.

Interest Expense

Interest expense decreased to $16.8 million for the year ended December 31, 2011 from $21.2 million for the year ended December 31, 2010. The decrease in interest expense for the year ended December 31, 2011, as compared to 2010, was primarily due to the lower average balances of interest-bearing liabilities which decreased by $91.4 million as well as lower interest rates paid on average outstanding balances of deposit accounts. During the year ended December 31, 2011, the FRB maintained the target rate for Federal Funds borrowings at 0.25%. In general, this has led to rate decreases on interest-bearing deposit accounts in the Bank’s markets, even as competition for deposits among financial institutions intensified. During 2011 the Company decreased interest rates on its money-market accounts, interest bearing demand accounts and time deposits. The average cost on interest-bearing liabilities declined 28 basis points to 2.36% in 2011 from 2.64% in 2010.

The Bank has $227.8 million in long-term borrowings with the earliest maturities beginning in 2013 and final maturities occurring in 2018. The weighted average rate of the long-term borrowings as of December 31, 2011 was 4.32%, and accounted for approximately 62% of interest expense for the year ended December 31, 2011.

Net Interest Income

Net interest income decreased to $21.5 million for the year ended December 31, 2011 from $23.7 million for the year ended December 31, 2010, primarily due to the decrease in interest income. Net interest spread, which is the difference between the interest yield earned on interest earning assets and the interest rate paid on interest bearing liabilities, increased 1 basis point to 2.67% for the year ended December 31, 2011 as compared to 2.66% for 2010. For the same comparative periods, net interest margin, which is net interest income expressed as a percentage of average interest earning assets increased 4 basis points to 2.83% in 2011 from 2.79% for 2010. Management expects the interest rate environment to remain at its present level for the next 12 - 18 months, resulting in lower yields earned on interest-earning assets.

Provision for Loan Losses

Provisions for loan losses of $15.4 million and $21.2 million were made during the years ended December 31, 2011 and 2010, respectively. The decrease in provision for loan losses in 2011 as compared to 2010 was primarily due to lower charge-offs on one- to four-family residential and commercial construction loans, partially offset by increased provision for increasing non-performing loans.

For the years ended December 31, 2011 and 2010, net charge-offs were $13.2 million and $21.7 million, respectively.

Noninterest Income

The components of noninterest income for the years ended December 31, 2011 and 2010 were as follows:

			Increase / (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$3,765	$3,935	$(170)	-4.3%
Gain on sale of loans held-for-sale	1,784	981	803	81.9%
Loss on sale of portfolio loans	(14)	(24)	10	41.7%
Gain on securities available-for-sale	3,388	1,654	1,734	104.8%
Other-than-temporary impairment losses, net	(186)	(423)	237	56.0%
Bank owned life insurance earnings	674	773	(99)	12.8%
Interchange fees	1,400	940	460	48.9%
Other	421	426	(5)	-1.2%
	$11,232	$8,262	$2,970	35.9%

Noninterest income for the year ended December 30, 2011, increased $3.0 million to $11.2 million from $8.3 million for 2010. The increase of $1.7 million in gain on sale of available-for-sale securities was primarily due to higher sales volume, as the Company took advantage of declining long-term interest rates in the third quarter of 2011 and sold mortgage-backed securities in advance of anticipated prepayment acceleration, resulting in a gain of $3.2 million. The Company recorded OTTI charges of $0.2 million during 2011 as compared to $0.4 million during 2010, resulting in an improvement of approximately $0.2 million.

The increased gain on sales of loans held-for-sale of $0.8 million was primarily the result of the expansion of our small business lending operations which accounted for $0.5 million, more than 60.0% of the increased gain on sale of loans. The Company recorded gains of $1.8 million on loan sales of $726.1 million for the year ended December 31, 2011 as compared to $1.0 million on loan sales of $402.8 million for the year ended December 31, 2010.

Interchange fees increased as a result of higher volume associated with our interest-bearing rewards checking program.

Services charges and fees, which are earned primarily based on transaction services for deposit account customers, decreased as a result of decreased activity resulting in lower ATM and check card overdraft fees.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2011 and 2010 were as follows:

			Increase / (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$12,078	$10,680	$1,398	13.1%
Occupancy and equipment	2,311	2,202	109	5.0%
FDIC insurance premiums	1,199	1,629	(430)	-26.4%
Foreclosed assets, net	998	754	244	32.4%
Data processing	1,579	1,381	198	14.3%
Outside professional services	2,444	1,620	824	50.9%
Collection expense and repossessed asset losses	2,454	1,829	625	34.2%
Other	5,022	4,796	226	4.7%
	$28,085	$24,891	$3,194	12.8%

Noninterest expense increased $3.2 million to $28.1 million for the year ended December 31, 2011 from $24.9 million for the year ended December 31, 2010. Components of the increase included higher compensation and benefits expense, increased expenses of loan collections and higher outside professional services expense. The year ended December 31, 2011, included higher compensation expenses related to the expansion of our mortgage banking and small business lending groups of $1.8 million. Included in compensation and benefit expense for the year ended December 31, 2011 was a non-recurring expense of approximately $0.8 million for the partial restoration of certain supplemental executive retirement plans (SERP) that partially vested as a result of the completion of the second step conversion in the first quarter of 2011. Compensation and benefits expense decreased $1.2 million excluding the increases related to mortgage banking, small business lending and the partial SERP vesting. During the second quarter of 2011 the Company reduced mortgage banking management positions and closed three under-performing mortgage origination offices, the impact of this change began to be fully realized beginning in the third quarter of 2011.

Income Tax

Income tax benefit was $0.4 million for the year ended December 31, 2011. The 2011 income tax benefit was the result of the Company filing an amended income tax return for the 2008 tax year.

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Financial Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in deposit accounts, cash flows from loan payments and securities sales and borrowings. The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds. In addition loans held-for-sale, principally warehouse loans, repay rapidly with an average duration of less than 30 days, with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

While primary sources of funds continue to be adequate to meet demands, management has limited contingent liquidity sources available to meet potential funding requirements and therefore has increased the amount of cash and cash equivalents held during 2012. As of December 31, 2012 and 2011, the Company had additional borrowing capacity of $5.2 million and $63.8 million, respectively, with the FHLB of Atlanta. During 2012 the Company’s borrowing capacity was reduced following an FHLB of Atlanta credit and collateral review. During 2012 the Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $21.6 million and $4.8 million as of December 31, 2012 and 2011, respectively. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During 2012, the Bank has increased deposits from this service by $29.1 million and expects it will continue to do so as a supplement to retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s securities sold under agreements to repurchase which total $92.8 million have collateral requirements in excess of the debt and the collateral requirements of the FHLB debt are supplemented with investment securities collateral.

During 2012, cash and cash equivalents increased $26.8 million from $41.0 million as of December 31, 2011 to $67.8 million as of December 31, 2012 as part of the Bank’s strategy to strengthen its overall liquidity position. Cash from investing activities of $44.6 million was more than cash used in operating activities of $9.2 million and cash used in financing activities of $8.6 million. Primary sources of cash were from sales of loans held-for-sale of $926.9 million, proceeds from maturities and payments of securities available-for-sale of $38.1 million, proceeds from sales of securities available-for-sale of $82.2 million, net decreases in loans of $64.3 million and proceeds from the sale of OREO of $6.5 million. Primary uses of cash included loans originated for sale of $940.1 million and purchases of securities available-for-sale of $151.7 million.

During 2011, cash and cash equivalents increased $32.5 million from $8.5 million as of December 31, 2010, to $41.0 million as of December 31, 2011. Cash from investing activities of $65.0 million was more than cash used for operating activities of $5.8 million and cash used for financing activities of $26.7 million. Primary sources of cash were from proceeds from sales of securities available-for-sale of $140.4 million, proceeds from maturities and payments of available-for-sale securities of $37.0 million, proceeds from the sale of stock in the second step conversion and offering of $13.7 million, proceeds from the surrender of BOLI of $9.0 million and proceeds from the sale of OREO of $5.9 million. Primary uses of cash included purchases of available-for-sale securities of $155.1 million, net decreases in deposits of $20.1 million and net decreases in FHLB advances of $15.0 million.

Contractual Obligations and Commitments

The following table presents the Company’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to borrowers and purchase commitments, in aggregate and by payment due dates.

	December 31, 2012
	Less Than 1 Year	1 Through 3 Years	4 Through 5 years	More Than 5 Years	Total
	(Dollars in Thousands)
Federal Home Loan Bank advances	$25,000	$20,000	$85,000	$5,000	$135,000
Operating leases (premises and equipment)	319	429	348	15	1,111
Borrowings and operating leases	25,319	20,429	85,348	5,015	136,111

Undistributed portion of loans closed					3,029
Unused lines of credit					44,349
Total loan commitments					47,378

Loan purchase commitment					–
Security repurchase commitment	–	36,500	30,000	26,300	92,800
Total purchase commitments	–	36,500	30,000	26,300	92,800

Total contractual obligations and loan commitments	$25,319	$56,929	$115,348	$31,315	$276,289

Capital Resources

At December 31, 2012, stockholders’ equity totaled $40.3 million. During 2012 the Company’s Board of Directors declared no regular quarterly dividends. The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements and is subject to regulatory approval.

As of December 31, 2012 Atlantic Coast Financial Corporation held no treasury stock. The Company’s predecessor suspended its repurchase program in March 2009. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.

Atlantic Coast Bank’s actual capital levels and ratios in comparison to adequate and required capital levels under the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)

As of December 31, 2012
Total capital (to risk weighted assets)	$45.1	9.79%	$36.8	8.00%	$59.8	13.00% (1)
Tier 1 (core) capital (to risk weighted assets)	$39.7	8.62%	$18.4	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	$39.7	5.13%	$30.9	4.00%	$69.6	9.00% (1)

(1)	As a result of entering into the Consent Order dated August 10, 2012, the Bank was required to achieve and maintain a Total capital (to risk weighted assets) ratio of 13.00%, Tier 1 (core) capital (to adjusted total assets) ratio of 9.00% as of December 31, 2012.

As described in Item 1A Risk Factors and Item 1 Business - Supervision and Regulation, the Company entered into a Consent Order with the OCC, which requires the Bank to develop strategic and capital plans to achieve and maintain specific capital levels, to implement liquidity and concentration risk management programs, to revise its problem asset reduction plan and to develop policies and procedures to prevent future violations of law or regulation. The Bank was not in compliance with the Order at December 31, 2012, with respect to the required capital levels. As a result of the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2012, was adequately capitalized.

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets and our profitability, management believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the consumer price index (CPI) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 12 of the Notes to the Consolidated Financial Statements.

Future Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The ALCO generally meets at least quarterly, but more frequently if needed, to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to market value of portfolio equity analysis and income simulations. The ALCO recommends appropriate strategy changes based on this review. The ALCO also is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly.

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

As shown below the Company’s greatest risk is due to a decline in interest rates, but improves in an upward rate environment. This is due to the high level of fixed rate debt at interest rates well above market. The Company’s exposure to interest risk has increased during 2012 due to continued low interest rate environment which magnifies the impact of the cost of the Company’s long term debt and increased investment in lower rate investment securities along with an overall decline in interest earning assets.

As of December 31, 2012
				Net Present Value as a Percentage of Present Value of Assets (PVA) (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Increase / (Decrease) in Estimated Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Net Present Value Ratio (4)	Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
+300	$31,035	$2,850	10.1%	4.16%	62	$19,897	$1,860	10.3%
+200	34,583	6,398	22.7%	4.53%	99	18,903	866	4.8%
+100	32,097	3,912	13.9%	4.11%	57	18,470	433	2.4%
0	28,185	–	–	3.54%	–	18,037	–	–
-100	18,409	(9,776)	-34.7%	2.29%	(125)	17,602	(435)	-2.4%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net Present Value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	PVA represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	Net Present Value Ratio represents Net Present Value divided by PVA.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Coast Financial Corporation

We have audited the accompanying consolidated balance sheets of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s wholly owned subsidiary, Atlantic Coast Bank, is not in compliance with a regulatory consent order requiring higher levels of regulatory capital. The Company has suffered recurring losses from operations that have adversely impacted capital at Atlantic Coast Bank. The failure to comply with the regulatory consent order may result in Atlantic Coast Bank being deemed undercapitalized for purposes of the consent order and additional corrective actions being imposed that could adversely impact the Company’s operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, which includes the Company’s pending merger with another financial institution, are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jacksonville, Florida

April 1, 2013

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in Thousands, Except Share Information)

	2012	2011
ASSETS
Cash and due from financial institutions	$7,490	$8,696
Short-term interest-earning deposits	60,338	32,321
Total cash and cash equivalents	67,828	41,017
Securities available-for-sale	159,745	126,821
Loans held-for-sale	72,568	61,619
Loans, net of allowance of $10,889 in 2012 and $15,526 in 2011	421,201	505,707
Federal Home Loan Bank stock, at cost	7,260	9,600
Land, premises and equipment, net	14,584	14,954
Bank owned life insurance	15,764	15,320
Other real estate owned	8,065	5,839
Accrued interest receivable	2,035	2,443
Other assets	3,569	5,647
Total assets	$772,619	$788,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$41,904	$34,586
Interest-bearing demand	73,490	76,811
Savings and money market	181,708	199,334
Time	202,658	197,680
Total deposits	499,760	508,411
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	135,000	135,000
Accrued expenses and other liabilities	4,799	6,462
Total liabilities	732,359	742,673

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2012 and December 31, 2011	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized, 2,629,061 issued and outstanding at December 31, 2012 and December 31, 2011	26	26
Additional paid-in capital	56,132	56,186
Common stock held by:
Employee stock ownership plan shares of 86,227 at December 31, 2012 and 91,017 at December 31, 2011	(1,873)	(1,977)
Benefit plans	(338)	(351)
Retained earnings (deficit)	(14,373)	(7,706)
Accumulated other comprehensive income	686	116
Total stockholders’ equity	40,260	46,294
Total liabilities and stockholders’ equity	$772,619	$788,967

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands, Except Share Information)

	2012	2011	2010

Interest and dividend income:
Loans, including fees	$30,223	$33,675	$37,419
Securities and interest-earning deposits in other financial institutions	3,282	4,606	7,436
Total interest and dividend income	33,505	38,281	44,855
Interest expense:
Deposits	4,129	6,178	10,004
Federal Home Loan Bank advances	5,332	5,576	6,198
Securities sold under agreements to repurchase	4,809	4,786	4,672
Other borrowings	–	216	318
Total interest expense	14,270	16,756	21,192
Net interest income	19,235	21,525	23,663
Provision for loan losses	12,491	15,383	21,230
Net interest income after provision for loan losses	6,744	6,142	2,433

Noninterest income:
Service charges and fees	3,344	3,765	3,935
Gain on sale of loans held-for-sale	1,767	1,784	981
Gain on sale of securities available-for-sale	2,410	3,388	1,654
Other-than-temporary-impairment loss:
Total impairment loss	–	(234)	(1,671)
Portion of loss recognized in other comprehensive income	–	48	1,244
Reclassification from other comprehensive income	–	–	4
Net impairment loss recognized in earnings	–	(186)	(423)
Bank owned life insurance earnings	444	674	773
Interchange fees	1,584	1,400	940
Other	547	407	402
Total noninterest income	10,096	11,232	8,262

Noninterest expense:
Compensation and benefits	9,012	12,078	10,680
Occupancy and equipment	2,002	2,311	2,202
FDIC insurance premiums	1,458	1,199	1,629
Foreclosed assets, net	406	998	754
Data processing	1,398	1,579	1,381
Outside professional services	2,437	2,444	1,620
Collection expense and repossessed asset losses	2,695	2,454	1,829
Other	3,949	5,022	4,796
Total noninterest expense	23,357	28,085	24,891

Loss before income tax expense (benefit)	(6,517)	(10,711)	(14,196)
Income tax expense (benefit)	150	(424)	–
Net loss	$(6,667)	$(10,287)	$(14,196)

Loss per common share:
Basic	$(2.67)	$(4.13)	$(5.51)
Diluted	$(2.67)	$(4.13)	$(5.51)

Dividends declared per common share	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands, Except Share Information)

	2012	2011	2010

Net loss	$(6,667)	$(10,287)	$(14,196)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	2,980	1,515	2,167
Less reclassification adjustments for (gains) losses recognized in income	(2,410)	(3,388)	(1,654)
Net unrealized gains (losses)	570	(1,873)	513
Income tax effect	–	–	28
Net of tax effect	570	(1,873)	541

Other-than-temporary-impairment on securities available-for-sale recorded in other comprehensive income	–	234	1,671
Less other-than-temporary-impairment on securities available-for-sale associated with credit loss realized in income	–	(186)	(423)
Income tax effect	–	–	–
Net of tax effect	–	48	1,248

Total other comprehensive income (loss)	570	(1,825)	1,789

Comprehensive loss	$(6,097)	$(12,112)	$(12,407)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands, Except Share Information)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2009	$148	$61,225	$(1,862)	$(56)	$16,777	$152	$(19,843)	$56,541
Employee stock ownership plan shares earned, 46,552 shares	–	(365)	465	–	–	–	–	100
Management restricted stock expense	–	387	–	–	–	–	–	387
Stock options expense	–	226	–	–	–	–	–	226
Directors deferred compensation	–	32	–	(32)	–	–	–	–
Management restricted stock granted	–	(99)	–	–	–	–	99	–
Shares relinquished	–	–	–	–	–	–	(21)	(21)
Treasury stock purchased at cost	–	–	–	–	–	–	(35)	(35)
Net income (loss)	–	–	–	–	(14,196)	–	–	(14,196)
Other comprehensive income	–	–	–	–	–	1,789	–	1,789
Balance at December 31, 2010	148	61,406	(1,397)	(88)	2,581	1,941	(19,800)	44,791
Second-step conversion and offering	(122)	(5,249)	(684)	(1)	–	–	19,800	13,744
Employee stock ownership plan shares earned, 4,790 shares	–	(75)	104	–	–	–	–	29
Management restricted stock expense	–	106	–	–	–	–	–	106
Stock options expense	–	60	–	–	–	–	–	60
Directors deferred compensation	–	(55)	–	–	–	–	–	(55)
Shares purchased for and distribution from Rabbi Trust	–	(7)	–	(262)	–	–	–	(269)
Net income (loss)	–	–	–	–	(10,287)	–	–	(10,287)
Other comprehensive loss	–	–	–	–	–	(1,825)	–	(1,825)
Balance at December 31, 2011	26	56,186	(1,977)	(351)	(7,706)	116	–	46,294
Employee stock ownership plan shares earned, 4,790 shares	–	(93)	104	–	–	–	–	11
Management restricted stock expense	–	22	–	–	–	–	–	22
Stock options expense	–	36	–	–	–	–	–	36
Distribution from Rabbi Trust	–	(19)	–	13	–	–	–	(6)
Net loss	–	–	–	–	(6,667)	–	–	(6,667)
Other comprehensive income	–	–	–	–	–	570	–	570
Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$–	$40,260

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands, Except Share Information)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(6,667)	$(10,287)	$(14,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	12,491	15,383	21,230
Gain on sale of loans held-for-sale	(1,767)	(1,784)	(981)
Loss on sale of portfolio loans	–	14	24
Loans purchased/originated for sale	(940,138)	(741,143)	(442,193)
Proceeds from loan sales	926,867	729,598	402,846
Foreclosed assets, net	406	998	754
Gain on sale of securities available-for-sale	(2,410)	(3,388)	(1,654)
Other-than-temporary-impairment loss on securities available-for-sale	–	186	423
Loss on disposal of equipment	9	44	(8)
Employee stock ownership plan compensation expense	11	29	100
Share-based compensation expense	58	166	613
Amortization of premiums and deferred fees, net of accretion of discounts on securities and loans	814	795	1,570
Depreciation expense	772	1,073	1,038
Net change in accrued interest receivable	409	399	418
Net change in cash surrender value of bank owned life insurance	(444)	(727)	(773)
Net change in other assets	2,078	2,709	1,723
Net change in accrued expenses and other liabilities	(1,662)	107	473
Net cash used in operating activities	(9,173)	(5,828)	(28,593)

Cash flows from investing activities:
Proceeds from maturities and payments of securities available-for-sale	38,120	37,022	84,593
Proceeds from sales of securities available-for-sale	82,159	140,399	50,447
Purchase of securities available-for-sale	(151,692)	(155,050)	(104,638)
Proceeds from sales of portfolio loans	3,278	1,168	25,861
Purchase of portfolio loans	–	–	(2,420)
Net change in portfolio loans	64,328	26,223	11,412
Expenditures on premises and equipment	(412)	(214)	(881)
Proceeds from surrender of bank owned life insurance	–	8,986	–
Proceeds from sales of premises and equipment	1	–	9
Proceeds from sale of other real estate owned	6,519	5,869	2,648
Purchase of Federal Home Loan Bank stock	–	–	(135)
Redemption of Federal Home Loan Bank stock	2,340	558	–
Net cash from investing activities	44,641	64,961	66,896

Cash flows from financing activities:
Net decrease in deposits	(8,651)	(20,086)	(26,947)
Proceeds from Federal Home Loan Bank advances	–	166,000	121,500
Repayment of Federal Home Loan Bank advances	–	(181,000)	(154,194)
Proceeds from other borrowings	–	3,309	5,000
Repayment of other borrowings	–	(8,309)	(12,200)
Proceeds from sale of stock in second-step conversion and offering	–	13,744	–
Repurchase of treasury stock	–	–	(35)
Share-based compensation items	–	–	(21)
Directors deferred compensation	–	(55)	–
Shares purchased for and distributions from Rabbi Trust	(6)	(269)	–
Net cash used in financing activities	(8,657)	(26,666)	(66,897)

Net increase in cash and cash equivalents	26,811	32,467	(28,594)
Cash and cash equivalents, beginning of year	41,017	8,550	37,144
Cash and cash equivalents, end of year	$67,828	$41,017	$8,550

Supplemental disclosures of cash flow information:
Interest paid	$14,292	$16,789	$21,334
Income taxes paid	$–	$–	$15

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$9,151	$2,766	$8,314
Loans transferred to held-for-sale	$4,089	$4,449	$–

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

It should be noted the accompanying consolidated financial statements include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). The consolidated financials also include First Community Financial Services, Inc. (FCFS), an inactive wholly owned subsidiary of Atlantic Coast Bank. All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” are used interchangeably throughout this Annual Report on Form 10-K. The consolidated balance sheets as of December 31, 2012 and 2011, and the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

On February 3, 2011, the second step conversion of Atlantic Coast Federal, MHC into a stock holding company structure and related stock offering of Atlantic Coast Financial Corporation was completed. As a result of the second step conversion, Atlantic Coast Financial Corporation, a Maryland corporation, became the holding company for the Bank. As part of the second step conversion, Atlantic Coast Federal Corporation, a Federal corporation, was merged into Atlantic Coast Financial Corporation, with Atlantic Coast Financial Corporation as the surviving entity. In connection with the conversion, the Company sold 1,710,857 shares of common stock at $10.00 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan (ESOP). In addition, pursuant to an exchange ratio of 0.1960, the Company exchanged 4,687,466 shares of common stock held by stockholders of Atlantic Coast Federal Corporation, the predecessor of the Company, for 918,324 shares of Atlantic Coast Financial Corporation common stock, net of fractional shares. As a result of the stock sale and exchange the Company had 2,629,181 shares of common stock issued and outstanding as of February 3, 2011. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $2.7 million were deducted from the proceeds of the shares sold in the offering. Net proceeds of $14.4 million were raised in the stock offering, which included $0.7 million loaned by the Company to a trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. Average shares and earnings per share for the year ended December 31, 2010 have been restated to reflect the second step conversion and offering completed February 3, 2011. Financial information presented in this report is derived in part from the consolidated financial statements of Atlantic Coast Federal Corporation prior to February 3, 2011.

On February 25, 2013, the Company and the Bank entered into an Agreement and Plan of Merger with Bond Street Holdings, Inc. and its bank subsidiary, Florida Community Bank, N.A. (see Note 2).

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern (see Note 2).

Nature of Operations

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operating Segments

The chief decision-makers monitor operating results and make resource allocation decisions on a company-wide basis. Accordingly, the Company does not have multiple operating segments.

Reclassifications

Certain items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications have no effect on net income (loss) or stockholders’ equity as previously reported.

Use of Estimates

To prepare financial statements in conformity with U.S. GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Estimates associated with the allowance for loan losses, realization of deferred tax assets, and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

Fair Value of Financial Instruments

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, deposits with other financial institutions with maturities less than 90 days and short-term interest-earning deposits in investment companies. The Company reports net cash flows for customer loan transactions and deposit transactions.

Restrictions on Cash

The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve as of December 31, 2012 and 2011 to meet regulatory reserve and clearing requirements.

As of December 31, 2012 the Bank had $1.5 million of cash pledged to the Federal Home Loan Bank (the FHLB) and $3.0 million of cash pledged to The Independent BankersBank. Both of these amounts are reported on the Consolidated Balance Sheets in Short-term interest-earning deposits. There were no restrictions on cash as of December 31, 2011.

Securities

Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. All securities were classified as available-for-sale as of December 31, 2012 and 2011.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest income from securities includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and are determined using the specific identification method. There were no unsettled securities transactions at December 31, 2012 and 2011.

Management evaluates securities available-for-sale for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In evaluating OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Loans Held-for-Sale

The Bank originates and purchases one- to four-family residential mortgage loans that are held-for-sale in the secondary market. Loans held-for-sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. Sales in the secondary market are recognized when full acceptance has been received. Loans are generally sold servicing released. Loans purchased and held-for-sale include loans originated under the Bank’s warehouse lending program under which the Bank holds a lien position which is not released until the sale is completed and proceeds are received. Generally these loans are sold at par and are held for a short duration (usually less than 30 days) while earning interest until a sale is completed to an investor.

The Company also originates loans through the 7(a) Program and the 504 Program of the Small Business Administration (SBA). The 7(a) loans are guaranteed up to 75% of the loan amount up to maximum guaranty cap of $3,750,000. The Company’s average loan size is approximately $450,000. The Company typically sells the guaranteed portion of the 7(a) loan in to the secondary market at a premium, retaining the servicing of the loan. These loans are non-recourse to the lender, other than an allegation of fraud or misrepresentation on the part of the lender.

In the 504 program the Company, the SBA and the borrower are in various lien positions. The typical structure of a 504 loan is the Bank is at a 50% loan-to-value (LTV), the SBA is in second position at 40% LTV, while the remaining 10% is an equity injection from the borrower.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans

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

Loans for which the terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). TDRs are measured for impairment based upon the present value of estimated future cash flows using the loans existing rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Homogeneous loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms.

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

Allowance for Loan Losses

An allowance for loan losses (the allowance) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is maintained at a level that, in management’s judgment, is adequate to cover probable credit losses inherent in the loan portfolio as of the balance sheet date. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Generally, loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. In the case of loans collateralized by one- to four-family residential property the loan is charged down by the expected loss amount at the time it becomes non-performing. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates and assessment of risk that are susceptible to significant revision as more information becomes available. Management’s methodology for estimating the allowance for loan loss for the periods included in these financial statements is explained below.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. Given the rapid deterioration in the market value of residential real estate over the last several years, there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family due the reliance on the successful operation the project. Both loan types are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or accordance with specifications and projected costs.

Other Loans

•	Home equity loans and home equity lines are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group or borrowers. However, similar to one- to four-family residential loans, risk of loss has increased over the last several years due to deterioration of the real estate market.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The other qualitative factors considered by management include, but are not limited to, the following:

•	Current delinquency levels and trends;

•	Non-performing asset levels and trends and related charge-off history;

•	Economic trends – local and national;

•	Changes in loan policy;

•	Expertise of management and staff of the Bank;

•	Volumes and terms of loans; and

•	Concentrations of credit.

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For loans that are also identified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors used by management to determine impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, and the amount of the shortfall in relation to the principal and interest owed. TDRs with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties are considered impaired loans. Impairment is measured on a loan-by-loan basis for non-homogeneous loans such as commercial real estate, commercial real estate construction, and commercial business loans greater than $250,000 by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, including one- to four-family residential real estate loans and consumer loans, are collectively evaluated for impairment. Accordingly, consumer and one- to four-family residential real estate loans are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Loans are charged off against the allowance account when the following conditions are present:

Real Estate Loans

•	One- to four-family loans balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. Due to declining real estate values in our markets and the weakness of the U.S. economy in general, impairment allowances on non-performing collateral dependent loans, particularly one- to four-family residential loans, likely will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance for loan losses once a property is foreclosed or a short sale occurs.

•	Commercial real estate loans and other real estate loans, including commercial land and multi-family loans, typically have specific reserves established once a loan is classified as substandard unless the collateral is adequate to cover the balance of the loan plus selling costs. Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

Real Estate Construction Loans

•	Real estate construction loans include one- to four-family, commercial and acquisition and development loans. These loans typically have specific reserves established once a loan is classified as substandard unless the collateral is adequate to cover the balance of the loan plus selling costs. Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

Other Loans

•	First lien position home equity loans are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. In the case of second lien position loans the entire loan balance is charged off. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, impairment allowances on non-performing collateral dependent loans, particularly one- to four-family residential loans, likely will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance for loan losses once a property is foreclosed or a short sale occurs.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Consumer loans including auto, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan. Loans with non-real estate collateral are written down to the value of the collateral, less cost to sell, when repossession of collateral has occurred.

•	Commercial loans secured by business assets, including inventory and receivables, will typically have specific reserves established once a loan is classified as substandard. The specific reserve will be charged off once the outcomes of attempts to legally collect the collateral are known and have been exhausted.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments including commitments to make loans and unused lines of credit, issued to meet customers' financing needs. The face amount for these items represents the exposure to loss, before considering collateral or ability to repay. Such financial instruments are recorded when they are funded.

Concentration of Credit Risk

Much of the Company’s business activity is with customers in northeast Florida and southeast Georgia. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in northeast Florida and southeast Georgia.

Federal Home Loan Bank Stock

Atlantic Coast Bank is a member of the FHLB. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock has no quoted market value, is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of cost. Both cash and stock dividends are reported as income.

Land, Premises, and Equipment

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

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance (BOLI) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Office of the Comptroller of the Currency (the OCC) has a policy to restrict federal savings institutions from investing more than 25% of total capital in bank owned life insurance without first notifying and obtaining authorization from the OCC. The OCC is aware that as of December 31, 2012 the Bank was not in compliance with this policy.

Other Real Estate Owned and Foreclosed Assets

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Term Assets

Premises and equipment, non-maturity deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Transfers of Financial Assets

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the consolidated financial statements.

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Company’s derivatives consisted mainly of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk. All of the Company’s interest rate swaps matured during 2011. The Company does not use derivatives for trading purposes. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Income Taxes

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, reduced for unallocated ESOP shares as well as unvested shares associated with other compensation plans. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period. Average shares and earnings per share for the year ended December 31, 2010 have been restated to reflect the second step conversion and offering completed February 3, 2011.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Dividends

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in unrealized appreciation and depreciation on securities available-for-sale, net of taxes, which are recognized as separate components of equity, and the amount of the total OTTI related to factors other than credit loss, net of taxes, which are recognized as separate components of equity.

Benefit Plans

Profit-sharing and 401(k) plan expense is the amount contributed as determined by Board decision. Deferred compensation plan expense is allocated over years of service.

Rabbi Trusts

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

Employee Stock Ownership Plan

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

In connection with the second step conversion, the Company sold 1,710,857 shares of common stock at $10.00 per share, inclusive of 68,434 shares issued to the Atlantic Coast Financial Corporation employee stock ownership plan. The Company loaned $0.7 million to a trust for the ESOP, enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan.

Stock-Based Compensation

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impact of Certain Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires new footnote disclosures of items reclassified from accumulated other comprehensive income to net income. The new guidance is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the guidance for the first quarter of 2013, and will include the requirements of the amended guidance, as necessary, in future filings.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes stockholders’ equity. The new guidance was effective for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not affect the Company’s financial condition or results of operations.

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

NOTE 2. MATERIAL UNCERTAINTIES & SUBSEQUENT EVENT

The Company has recorded five consecutive years of operating losses through December 31, 2012 aggregating $63.3 million and result in a retained deficit of $14.4 million as of December 31, 2012. During the period from January 1, 2008 until December 31, 2012 the Bank has recorded provision for loan losses of $87.9 million, goodwill impairment of $2.8 million, other than temporary impairment of investment securities of $5.1 million and has a full valuation reserve for deferred tax assets totaling $28.0 million. The Company’s earnings capability is also impacted by the expense of its long term debt, which at December 31, 2012 had a weighted average rate of 4.45% with collective prepayment penalties to extinguish the debt of $30.2 million. The uncertainty about future provision for loan losses and other credit costs, and the impact on net interest income of the expense of the long term debt combined with continued decline in yields on interest earning assets creates uncertainty about the Company’s ability to attain profitability.

During 2012 the Bank’s contingent sources of liquidity to meet loan demand or other liquidity needs became limited due to reductions in approved borrowing limits with the Federal Reserve Bank of Atlanta (the FRB) and the FHLB. In July 2012 the FRB notified the Bank that it was not eligible to participate in its Primary Borrowing program but may be eligible to borrow under its Secondary Borrowing program under limited circumstances. Due to declining credit ratings and reduced collateral values, the Bank’s borrowing capacity at the FHLB was $5.2 million as of December 31, 2012. The Bank had unpledged securities of $21.6 million as of December 31, 2012 acting as additional contingent liquidity in the event the Bank’s cash and cash equivalents, which totaled $67.8 million at year end 2012, was not sufficient to meet liquidity demand. Under the Consent Order (the Order) the Bank is prohibited from renewing or increasing Broker Deposits without the prior approval of the OCC. The Bank’s holding company does not have meaningful liquid resources and therefore is not an immediate source of liquidity support for the Bank. In the event of a sudden decline in deposits, or a reduction in deposits over time, the Bank’s liquidity resources may not be sufficient to meet demands.

The Bank’s long-term debt which is comprised of $92.8 million of structured notes in connection with a reverse repurchase agreement and $135.0 million of FHLB debt are collateralized by investment securities and portfolio loans. Under the terms of the debt, the Bank must maintain collateral requirements as defined by the counterparties. Failure to maintain the required collateral would constitute a default under the debt agreements that would result in the counterparties having the option to call the debt including prepayment fees which were $30.2 million as of year-end. In the event the debt were called and depending on the exact amount of these penalties at the time of repayment, the Bank may be deemed to be less than adequately capitalized which could result in additional restrictions and directives from its regulators.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 2. MATERIAL UNCERTAINTIES & SUBSEQUENT EVENT (continued)

The Board of Directors of the Bank entered into the Order with the OCC on August 10, 2012, that among other matters, requires that the Bank achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and a Tier 1 capital ratio of 9.00% of adjusted total assets. As of December 31, 2012 these ratios were 9.79% and 5.13%, respectively, and therefore, under the terms of the Order the OCC may deem the Bank as undercapitalized for purposes of the Order. Under applicable banking regulations for undercapitalized banks such a determination could result in additional restrictions and directives from the OCC and the FDIC that could include sale, liquidation, or federal conservatorship or receivership of the Bank. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

In November 2011 the Company’s Board of Directors began a review of the strategic alternatives available to it to address its capital needs.

On February 25, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the Merger Agreement) with Bond Street Holdings, Inc. (Bond Street) and its bank subsidiary, Florida Community Bank, N.A. (Florida Community Bank). Pursuant to the Merger Agreement, the Company will be merged with and into Bond Street (the Merger) and the Bank will then merge with and into Florida Community Bank.

Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the Merger will be converted into the right to receive $5.00 in cash. Of this amount, (i) $3.00 per share in cash will be payable to shareholders following the closing of the Merger; (ii) $2.00 per share in cash will be held in an escrow account and will be available to cover losses from shareholder claims, net of payments received under insurance policies covering such losses, for one year following the closing of the Merger or until the final resolution of such claims, if later. Any remaining cash will be payable to shareholders of the Company.

The Merger Agreement and the transactions contemplated thereby are subject to the approval of the shareholders of the Company, regulatory approvals and other customary closing conditions. Closing of the Merger is expected to occur by the end of the second quarter of 2013.

Current Litigation Relating to the Merger

On March 7, 2013, Lucas Lindsey filed a stockholder class action lawsuit in the Circuit Court of Baltimore City, Maryland against the Company, the Bank, the directors of the Company, Bond Street and Florida Community Bank. The lawsuit purports to be brought on behalf of all the Company’s public stockholders and alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take steps necessary to obtain a fair, adequate and maximum price for the Company’s common stock, and that Bond Street and Florida Community Bank aided and abetted the Company’s directors’ breach of fiduciary duty. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory and/or rescissory damages on behalf of the stockholders.

Both the Company and Bond Street believe that this lawsuit is meritless and intend to vigorously defend themselves against the allegations.

NOTE 3. FAIR VALUE

Asset and liability fair value measurements (in this note and Note 4) have been categorized based upon the fair value hierarchy described below:

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2012
Assets:
Securities available-for-sale:
State and municipal	$979	–	$979	–
Mortgage-backed securities – residential	119,647	–	119,647	–
Collateralized mortgage obligations – U.S. Government	39,119	–	39,119	–
Total	$159,745	–	$159,745	–

December 31, 2011
Assets:
Securities available-for-sale:
State and municipal	$930	–	$930	–
Mortgage-backed securities – residential	76,089	–	76,089	–
Collateralized mortgage obligations – U.S. Government	49,802	–	49,802	–
Total	$126,821	–	$126,821	–

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

The Company had no assets measured at Level 3 fair value on a recurring basis as of December 31, 2012. The table below presents a reconciliation of all assets measured at Level 3 fair value on a recurring basis as of December 31, 2011 and 2010:

	2011	2010
	(Dollars in Thousands)

Investment securities available-for-sale:
Balance of recurring Level 3 assets at beginning of year	$6,734	$1,352
Total realized and unrealized gains (losses):
Included in earnings – realized	186	768
Included in earnings – unrealized	(186)	—
Included in other comprehensive income	(12)	(748)
Proceeds from maturities and payments, net	—	(8,046)
Proceeds from sales	(6,722)	—
Transfers into Level 3	—	14,760
Transfers out of Level 3	—	(1,352)
Balance of recurring Level 3 assets at end of year	$—	$6,734

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 3. FAIR VALUE (continued)

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and/or out of Level 3 fair value. The Company determined that no debt securities were appropriately evaluated as Level 3 fair value as of December 31, 2012 and 2011.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and 2011 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2012
Assets:
Other real estate owned	$8,065	–	–	$8,065
Impaired loans – collateral dependent (reported on Consolidated Balance Sheets in Loans, net)	9,784	–	–	9,784

December 31, 2011
Assets:
Other real estate owned	$5,839	–	–	$5,839
Impaired loans – collateral dependent (reported on Consolidated Balance Sheets in Loans, net)	18,006	–	–	18,006

Quantitative information about Level 3 fair value measurements as of December 31, 2012 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousands)

Assets:
Other real estate owned	$8,065	Broker price opinions, appraisal of collateral (1) (2)	Appraisal adjustments (3) (4)	0.8% to 62.9% (2.6%)
			Liquidation expenses (3)	8.0% to 10.0% (8.8%)

Impaired loans – collateral dependent (reported on Consolidated Balance Sheets in Loans, net)	9,784	Appraisal of collateral (1)	Appraisal adjustments (3) (4) Liquidation expenses (3)	0.0% (0.0%) 8.0% to 10.0% (8.9%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
(3)	The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 3. FAIR VALUE (continued)

The fair values of other real estate owned (OREO) is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, based on appraisals, less estimated selling costs, at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed.

Write-downs on other real estate owned for the years ended December 31, 2012, 2011 and 2010 were $0.9 million, $0.9 million, and $0.8 million, respectively.

The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

Impaired loans which are collateral dependent are measured for impairment using the fair value of the collateral. Collateral dependent loans had a carrying amount of $9.8 million and $18.0 million (net of a valuation allowance of $0.4 million and $1.1 million) at December 31, 2012 and 2011, respectively. Provision for loan losses of $2.2 million, $3.1 million, and $2.4 million was recorded on impaired loans during the years ended December 31, 2012, 2011 and 2010, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of December 31, 2012 and 2011 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2012
Assets:
Cash and due from financial institutions	$7,490	$7,490	$7,490	$–	–
Short-term interest-earning deposits	60,338	60,338	60,338	–	–
Accrued interest receivable	2,035	2,035	–	2,035	–
Loans held-for-sale	72,568	73,006	–	73,006	–
Loans, net	421,201	435,040	–	425,256	9,784
Federal Home Loan Bank stock, at cost	7,260	7,260	–	–	7,260
Liabilities:
Deposits	499,760	500,469	–	500,469	–
Securities sold under agreements to repurchase	92,800	107,034	–	107,034	–
Federal Home Loan Bank advances	135,000	150,707	–	150,707	–
Accrued interest payable (reported on Consolidated Balance Sheets in accrued expenses and other liabilities)	1,120	1,120	–	1,120	–

December 31, 2011
Assets:
Cash and due from financial institutions	$8,696	$8,696	$8,696	$–	–
Short-term interest-earning deposits	32,321	32,321	32,321	–	–
Accrued interest receivable	2,443	2,443	–	2,443	–
Loans held-for-sale	61,619	61,619	–	61,619	–
Loans, net	505,707	543,898	–	525,892	18,006
Federal Home Loan Bank stock, at cost	9,600	9,600	–	–	9,600
Liabilities:
Deposits	508,411	509,388	–	509,388	–
Securities sold under agreements to repurchase	92,800	108,087	–	108,087	–
Federal Home Loan Bank advances	135,000	151,517	–	151,517	–
Accrued interest payable (reported on Condensed Consolidated Balance Sheet in accrued expenses and other liabilities)	1,142	1,142	–	1,142	–

The methods and assumptions used to estimate fair value are described below.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk without considering the need for adjustments for market illiquidity. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of the FHLB advances and securities sold under agreements to repurchase is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB of Atlanta and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of December 31, 2012.

NOTE 5. SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the amortized cost and fair value of the securities available-for-sale and the corresponding amounts of unrealized gains and losses therein as of December 31, 2012 and 2011:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2012
State and municipal	$943	$42	$(6)	$979
Mortgage-backed securities – residential	118,970	847	(170)	119,647
Collateralized mortgage obligations – U.S. Government	39,146	127	(154)	39,119
	$159,059	$1,016	$(330)	$159,745

December 31, 2011
State and municipal	$944	$28	$(42)	$930
Mortgage-backed securities – residential	75,824	290	(25)	76,089
Collateralized mortgage obligations – U.S. Government	49,937	135	(270)	49,802
	$126,705	$453	$(337)	$126,821

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 5. SECURITIES AVAILABLE-FOR-SALE (continued)

The amortized cost and fair value of securities available-for-sale segregated by contractual maturity as of December 31, 2012, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities available-for-sale not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, and are shown separately.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$–	$–
Due from more than one to five years	–	–
Due from more than five to ten years	943	979
Due after ten years	–	–
Mortgage-backed securities – residential	118,970	119,647
Collateralized mortgage obligations – U.S. Government	39,146	39,119
	$159,059	$159,745

The following table summarizes the securities available-for-sale with unrealized losses as of December 31, 2012 and 2011, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

December 31, 2012
State and municipal	$–	$–	$454	$(6)	$454	$(6)
Mortgage-backed securities – residential	61,172	(170)	–	–	61,172	(170)
Collateralized mortgage obligations – U.S. Government	13,207	(78)	5,054	(76)	18,261	(154)
	$74,379	$(248)	$5,508	$(82)	$79,887	$(330)

December 31, 2011
State and municipal	$–	$–	$419	$(42)	$419	$(42)
Mortgage-backed securities – residential	5,088	(25)	–	–	5,088	(25)
Collateralized mortgage obligations – U.S. Government	28,845	(152)	5,455	(118)	34,300	(270)
	$33,933	$(177)	$5,874	$(160)	$39,807	$(337)

Other-Than-Temporary Impairment

Management evaluates securities available-for-sale for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2012 the Company’s security portfolio consisted of 38 securities available-for-sale, 18 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 5. SECURITIES AVAILABLE-FOR-SALE (continued)

As of December 31, 2012, $158.8 million, or approximately 99.4% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2012.

During the year ended December 31, 2012 the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations. During the years ended December 31, 2011 and 2010 the Company recorded OTTI of $0.2 million and $0.4 million, respectively, related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations, all of which had been disposed of by the end of 2011. The amount in 2011 related to the sale of securities during the period for which OTTI had been recognized, and the amount in 2010 was due to increases to the amount related to the credit loss for which OTTI was previously recognized.

Proceeds from Securities Available-for-Sale

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $120.3 million, $177.4 million and $135.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Gross gains of $2.4 million, $3.7 million and $2.9 million were realized on these sales during the years ended December 31, 2012, 2011 and 2010, respectively. No gross losses were realized on these sales during the year ended December 31, 2012, while gross losses of $0.3 million and $1.3 million were realized on these sales during the years ended December 31, 2011 and 2010, respectively.

NOTE 6. LOANS HELD-FOR-SALE

Loans held-for-sale was comprised of loans secured by one- to four-family residential homes originated internally or purchased from third-party originators (warehouse loans) and small business loans (SBA loans). The Company originates and purchases warehouse loans with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights.

During the year ended December 31, 2012 the Company originated approximately $27.0 million of warehouse loans internally, and purchased approximately $900.4 million of warehouse loans from third parties. During the year ended December 31, 2011 the Company originated approximately $97.6 million of warehouse loans internally, and purchased approximately $643.5 million of warehouse loans from third parties. During the year ended December 31, 2010 the Company originated approximately $80.4 million of warehouse loans internally, and purchased approximately $361.8 million of warehouse loans from third parties. The gain recorded for warehouse loan sales during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.3 million and $1.0 million, respectively. For the years ended December 31, 2012 and 2011, the weighted average number of days outstanding of warehouse loans was 24 days and 20 days, respectively.

During the years ended December 31, 2012 and 2011 the Company originated approximately $12.7 million and $9.5 million, respectively, of SBA loans internally. The gain recorded for SBA loan sales during the years ended December 31, 2012 and 2011 was $0.8 million and $0.4 million, respectively. Additionally, the Company recognized a gain of $0.3 million and $0.2 million, respectively, on the servicing of SBA loans for 2012 and 2011. No gains were recorded, related to SBA sales or servicing, during the year ended December 31, 2010.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS

Following is a comparative composition of net loans as of December 31, 2012 and 2011:

	2012	% of Total Loans	2011	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$193,057	45.3%	$238,464	46.3%
Commercial	58,193	13.7%	72,683	14.1%
Other (land and multi-family)	19,908	4.7%	29,134	5.7%
Total real estate loans	271,158	63.7%	340,281	66.1%

Real estate construction loans:
One- to four-family	–	0.0%	2,044	0.4%
Commercial	5,049	1.2%	4,083	0.8%
Acquisition and development	–	0.0%	–	0.0%
Total real estate construction loans	5,049	1.2%	6,127	1.2%

Other loans:
Home equity	63,867	15.0%	74,199	14.4%
Consumer	61,558	14.4%	70,838	13.8%
Commercial	24,308	5.7%	23,182	4.5%
Total other loans	149,733	35.1%	168,219	32.7%

Total loans	425,940	100.0%	514,627	100.0%
Allowance for loan losses	(10,889)		(15,526)
Net deferred loan costs	6,269		6,730
Discount on purchased loans	(119)		(124)
Loans, net	$421,201		$505,707

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and 2011:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

December 31, 2012
Real estate loans:
One- to four-family	$179,242	$3,598	$1,658	$8,559	$13,815	$193,057
Commercial	49,922	101	–	8,170	8,271	58,193
Other (land and multi-family)	19,289	24	–	595	619	19,908
Total real estate loans	248,453	3,723	1,658	17,324	22,705	271,158

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	4,310	–	–	739	739	5,049
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	4,310	–	–	739	739	5,049

Other loans:
Home equity	60,342	1,008	305	2,212	3,525	63,867
Consumer	59,451	987	418	702	2,107	61,558
Commercial	22,937	200	–	1,171	1,371	24,308
Total other loans	142,730	2,195	723	4,085	7,003	149,733

Total loans	$395,493	$5,918	$2,381	$22,148	$30,447	$425,940

December 31, 2011
Real estate loans:
One- to four-family	$218,834	$3,838	$919	$14,873	$19,630	$238,464
Commercial	62,659	–	106	9,918	10,024	72,683
Other (land and multi-family)	23,361	606	1,339	3,828	5,773	29,134
Total real estate loans	304,854	4,444	2,364	28,619	35,427	340,281

Real estate construction loans:
One- to four-family	2,044	–	–	–	–	2,044
Commercial	1,721	–	–	2,362	2,362	4,083
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	3,765	–	–	2,362	2,362	6,127

Other loans:
Home equity	67,616	2,387	141	4,055	6,583	74,199
Consumer	67,772	1,563	541	962	3,066	70,838
Commercial	20,550	–	–	2,632	2,632	23,182
Total other loans	155,938	3,950	682	7,649	12,281	168,219

Total loans	$464,557	$8,394	$3,046	$38,630	$50,070	$514,627

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

Non-performing loans, including non-accrual loans, as of December 31, 2012 and 2011 were $24.9 million and $46.6 million, respectively. There were no loans over 90 days past-due and still accruing interest as of December 31, 2012 or 2011. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and non-performing loans by class of loans as of December 31, 2012 and 2011:

	Performing	Non-performing	Total
	(Dollars in Thousands)

December 31, 2012
Real estate loans:
One- to four-family	$182,502	$10,555	$193,057
Commercial	49,550	8,643	58,193
Other (land and multi-family)	19,313	595	19,908
Total real estate loans	251,365	19,793	271,158

Real estate construction loans:
One- to four-family	–	–	–
Commercial	4,310	739	5,049
Acquisition and development	–	–	–
Total real estate construction loans	4,310	739	5,049

Other loans:
Home equity	61,655	2,212	63,867
Consumer	60,589	969	61,558
Commercial	23,137	1,171	24,308
Total other loans	145,381	4,352	149,733

Total loans	$401,056	$24,884	$425,940

December 31, 2011
Real estate loans:
One- to four-family	$222,356	$16,108	$238,464
Commercial	58,445	14,238	72,683
Other (land and multi-family)	23,981	5,153	29,134
Total real estate loans	304,782	35,499	340,281

Real estate construction loans:
One- to four-family	2,044	–	2,044
Commercial	1,721	2,362	4,083
Acquisition and development	–	–	–
Total real estate construction loans	3,765	2,362	6,127

Other loans:
Home equity	70,108	4,091	74,199
Consumer	69,855	983	70,838
Commercial	19,502	3,680	23,182
Total other loans	159,465	8,754	168,219

Total loans	$468,012	$46,615	$514,627

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

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

The following table presents the risk category of those loans evaluated by internal asset classification as of December 31, 2012 and 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

December 31, 2012
Real estate loans:
Commercial	$43,542	$2,308	$12,343	$–	$58,193
Other (land and multi-family)	13,004	413	6,491	–	19,908
Total real estate loans	56,546	2,721	18,834	–	78,101

Real estate construction loans:
Commercial	4,310	–	739	–	5,049
Total real estate construction loans	4,310	–	739	–	5,049

Other loans:
Commercial	22,342	104	1,862	–	24,308
Total other loans	22,342	104	1,862	–	24,308

Total loans	$83,198	$2,825	$21,435	$–	$107,458

December 31, 2011
Real estate loans:
Commercial	$49,820	$8,568	$14,295	$–	$72,683
Other (land and multi-family)	25,037	432	3,665	–	29,134
Total real estate loans	74,857	9,000	17,960	–	101,817

Real estate construction loans:
Commercial	1,721	–	2,362	–	4,083
Total real estate construction loans	1,721	–	2,362	–	4,083

Other loans:
Commercial	19,353	–	3,829	–	23,182
Total other loans	19,353	–	3,829	–	23,182

Total loans	$95,931	$9,000	$24,151	$–	$129,082

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. Activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)
December 31, 2012
Real estate loans:
One- to four-family	$6,030	$(6,347)	$1,036	$3,447	$4,166
Commercial	3,143	(2,756)	3	568	958
Other (land and multi-family)	1,538	(1,906)	8	1,346	986
Total real estate loans	10,711	(11,009)	1,047	5,361	6,110

Real estate construction loans:
One- to four-family	120	—	—	(120)	—
Commercial	—	(1,145)	—	1,195	50
Acquisition and development	—	—	—	—	—
Total real estate construction loans	120	(1,145)	—	1,075	50

Other loans:
Home equity	3,125	(3,215)	223	2,503	2,636
Consumer	885	(1,567)	305	1,825	1,448
Commercial	685	(1,769)	2	1,727	645
Total other loans	4,695	(6,551)	530	6,055	4,729

Total loans	$15,526	$(18,705)	$1,577	$12,491	$10,889

December 31, 2011
Real estate loans:
One- to four-family	$5,860	$(6,005)	$483	$5,692	$6,030
Commercial	2,443	(2,274)	21	2,953	3,143
Other (land and multi-family)	1,019	(729)	36	1,212	1,538
Total real estate loans	9,322	(9,008)	540	9,857	10,711

Real estate construction loans:
One- to four-family	18	—	—	102	120
Commercial	37	—	—	(37)	—
Acquisition and development	—	—	—	—	—
Total real estate construction loans	55	—	—	65	120

Other loans:
Home equity	1,663	(3,404)	119	4,747	3,125
Consumer	1,922	(1,471)	262	172	885
Commercial	382	(242)	3	542	685
Total other loans	3,967	(5,117)	384	5,461	4,695

Total loans	$13,344	$(14,125)	$924	$15,383	$15,526

December 31, 2010
Real estate loans:
One- to four-family	$3,445	$(10,236)	$687	$11,964	$5,860
Commercial	603	(1,314)	3	3,151	2,443
Other (land and multi-family)	1,387	(2,735)	124	2,243	1,019
Total real estate loans	5,435	(14,285)	814	17,358	9,322

Real estate construction loans:
One- to four-family	47	—	—	(29)	18
Commercial	3,322	(3,342)	—	57	37
Acquisition and development	—	—	—	—	—
Total real estate construction loans	3,369	(3,342)	—	28	55

Other loans:
Home equity	2,240	(2,800)	102	2,121	1,663
Consumer	2,448	(1,773)	276	971	1,922
Commercial	318	(697)	9	752	382
Total other loans	5,006	(5,270)	387	3,844	3,967

Total loans	$13,810	$(22,897)	$1,201	$21,230	$13,344

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

The following table presents ending balances for the allowance for loan losses and loans based on the impairment method as of December 31, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for loan losses:
Real estate loans:
One- to four-family	$1,116	$3,050	$4,166
Commercial	165	793	958
Other (land and multi-family)	156	830	986
Total real estate loans	1,437	4,673	6,110

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	50	50
Acquisition and development	–	–	–
Total real estate construction loans	–	50	50

Other loans:
Home equity	384	2,252	2,636
Consumer	59	1,389	1,448
Commercial	308	337	645
Total other loans	751	3,978	4,729

Total ending allowance balance	$2,188	$8,701	$10,889

Loans:
Real estate loans:
One- to four-family	$7,966	$185,091	$193,057
Commercial	15,034	43,159	58,193
Other (land and multi-family)	8,507	11,401	19,908
Total real estate loans	31,507	239,651	271,158

Real estate construction loans:
One- to four-family	–	–	–
Commercial	739	4,310	5,049
Acquisition and development	–	–	–
Total real estate construction loans	739	4,310	5,049

Other loans:
Home equity	2,957	60,910	63,867
Consumer	467	61,091	61,558
Commercial	2,006	22,302	24,308
Total other loans	5,430	144,303	149,733

Total ending loans balance	$37,676	$388,264	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

The following table presents ending balances for the allowance for loan losses and loans based on the impairment method as of December 31, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for loan losses:
Real estate loans:
One- to four-family	$1,514	$4,516	$6,030
Commercial	2,891	252	3,143
Other (land and multi-family)	895	643	1,538
Total real estate loans	5,300	5,411	10,711

Real estate construction loans:
One- to four-family	116	4	120
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	116	4	120

Other loans:
Home equity	40	3,085	3,125
Consumer	154	731	885
Commercial	347	338	685
Total other loans	541	4,154	4,695

Total ending allowance balance	$5,957	$9,569	$15,526

Loans:
Real estate loans:
One- to four-family	$11,221	$227,243	$238,464
Commercial	19,323	53,360	72,683
Other (land and multi-family)	6,414	22,720	29,134
Total real estate loans	36,958	303,323	340,281

Real estate construction loans:
One- to four-family	455	1,589	2,044
Commercial	2,362	1,721	4,083
Acquisition and development	–	–	–
Total real estate construction loans	2,817	3,310	6,127

Other loans:
Home equity	1,959	72,240	74,199
Consumer	319	70,519	70,838
Commercial	4,049	19,133	23,182
Total other loans	6,327	161,892	168,219

Total ending loans balance	$46,102	$468,525	$514,627

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

Loans for which the concessions have been granted as a result of the borrower’s financial difficulties are considered a TDR. These concessions, which in general are applied to all categories of loans, may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection.

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes non-performing, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance for loan losses.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. The amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $2.2 million and $6.0 million at December 31, 2012 and 2011, respectively.

Loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. TDRs classified as impaired loans as of December 31, 2012 and 2011 were as follows:

	2012	2011
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$7,966	$9,081
Commercial	7,635	3,941
Other (land and multi-family)	2,053	3,260
Total real estate loans	17,654	16,282

Real estate construction loans:
One- to four-family	–	455
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	455

Other loans:
Home equity	2,957	1,923
Consumer	467	319
Commercial	1,329	358
Total other loans	4,753	2,600

Total TDRs classified as impaired loans	$22,407	$19,337

There were no commitments to lend additional amounts on TDRs as of December 31, 2012 and 2011.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

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

The following tables present information on troubled debt restructurings and subsequent defaults during the year ended December 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	24	$3,177	$3,071
Commercial	4	2,998	2,998
Other (land and multi-family)	6	858	702
Total real estate loans	34	7,033	6,771

Other loans:
Home equity	14	2,062	1,859
Consumer	9	425	425
Commercial	2	83	83
Total other loans	25	2,570	2,367

Total troubled debt restructurings	59	$9,603	$9,138

	Number of Contracts	Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring that subsequently defaulted:
Real estate loans:
One- to four-family	2	$189
Commercial	1	217
Other (land and multi-family)	1	201
Total real estate loans	4	607

Other loans:
Consumer	1	117

Total troubled debt restructurings that subsequently defaulted	5	$724

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

The following tables present information on troubled debt restructurings and subsequent defaults during the year ended December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	19	$4,237	$4,052
Commercial	5	3,361	3,242
Other (land and multi-family)	17	2,659	2,644
Total real estate loans	41	10,257	9,938

Other loans:
Home equity	15	1,177	1,130
Consumer	10	330	319
Commercial	3	745	743
Total other loans	28	2,252	2,192

Total troubled debt restructurings	69	$12,509	$12,130

	Number of Contracts	Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring that subsequently defaulted:
Real estate loans:
Commercial	1	$1,385
Other (land and multi-family)	1	975
Total real estate loans	2	$2,360

Other loans:
Consumer	1	$500

Total troubled debt restructurings that subsequently defaulted	3	$2,860

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

The following table presents information about impaired loans as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	12,073	12,758	–
Other (land and multi-family)	6,490	6,493	–
Total real estate loans	18,563	19,251	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	739	4,988	–
Acquisition and development	–	–	–
Total real estate construction loans	739	4,988	–

Other loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	1,117	2,814	–
Total other loans	1,117	2,814	–

Total with no related allowance recorded	$20,419	$27,053	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$7,966	$8,071	$1,116
Commercial	2,961	2,961	165
Other (land and multi-family)	2,017	2,195	156
Total real estate loans	12,944	13,227	1,437

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other loans:
Home equity	2,957	3,160	384
Consumer	467	467	59
Commercial	889	889	308
Total other loans	4,313	4,516	751

Total with an allowance recorded	$17,257	$17,743	$2,188

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

The following table presents information about impaired loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	5,073	6,544	–
Other (land and multi-family)	2,742	2,742	–
Total real estate loans	7,815	9,286	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	2,362	5,669	–
Acquisition and development	–	–	–
Total real estate construction loans	2,362	5,669	–

Other loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	713	713	–
Total other loans	713	713	–

Total with no related allowance recorded	$10,890	$15,668	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$11,221	$11,267	$1,514
Commercial	14,250	14,250	2,891
Other (land and multi-family)	3,672	4,172	895
Total real estate loans	29,143	29,689	5,300

Real estate construction loans:
One- to four-family	455	455	116
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	455	455	116

Other loans:
Home equity	1,959	1,959	40
Consumer	319	319	154
Commercial	3,336	3,336	347
Total other loans	5,614	5,614	541

Total with an allowance recorded	$35,212	$35,758	$5,957

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

The following table presents interest income on impaired loans by class of loans for years ended December 31, 2012 and 2011:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

December 31, 2012
Real estate loans:
One- to four-family	$9,594	$362	$–
Commercial	17,179	502	–
Other (land and multi-family)	7,461	319	–
Total real estate loans	34,234	1,183	–

Real estate construction loans:
One- to four-family	228	–	–
Commercial	1,551	–	–
Acquisition and development	–	–	–
Total real estate construction loans	1,779	–	–

Other loans:
Home equity	2,458	127	–
Consumer	393	33	–
Commercial	3,028	50	–
Total other loans	5,879	210	–

Total loans	$41,892	$1,393	$–

December 31, 2011
Real estate loans:
One- to four-family	$13,522	$982	$–
Commercial	19,523	454	–
Other (land and multi-family)	5,776	546	–
Total real estate loans	38,821	1,982	–

Real estate construction loans:
One- to four-family	228	–	–
Commercial	2,022	–	–
Acquisition and development	–	–	–
Total real estate construction loans	2,250	–	–

Other loans:
Home equity	1,834	189	–
Consumer	316	47	–
Commercial	3,480	263	–
Total other loans	5,630	499	–

Total loans	$46,701	$2,481	$–

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 7. LOANS (continued)

Information about impaired loans as of December 31, 2010 was as follows:

(Dollars in Thousands)
Average of impaired loans during the period	$45,844
Interest income recognized during impairment	657
Cash Basis Interest Income Recognized	—

The Company has originated loans with directors and executive officers and their associates. These loans totaled approximately $1.6 million as of December 31, 2012 and 2011. The activity on these loans during the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
	(Dollars in Thousands)

Beginning balance	$1,587	$2,703
New loans	2	49
Effect of changes in related parties	71	(1,119)
Repayments	(97)	(46)
Ending balance	$1,563	$1,587

NOTE 8. LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(Dollars in Thousands)
Land	$7,176	$7,176
Buildings and leasehold improvements	12,100	11,904
Furniture, fixtures, and equipment	10,457	10,267
Land, premises, and equipment	29,733	29,347
Accumulated depreciation and amortization	(15,149)	(14,393)
Land, premises, and equipment, net	$14,584	$14,954

Depreciation expense was $0.8 million, $1.1 million and $1.0 million for the years ended 2012, 2011 and 2010, respectively

NOTE 9. DEPOSITS

Time deposits of $100,000 or more were approximately $108.1 million and $96.5 million at December 31, 2012 and 2011, respectively.

Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation.

Scheduled maturities of time deposits at December 31, 2012 were as follows:

(Dollars in Thousands)
2013	$136,870
2014	43,727
2015	14,489
2016	3,000
2017	4,499
2018 and beyond	73
Total time deposits	$202,658

Brokered certificate of deposits were $5.0 million and $22.4 million at December 31, 2012 and 2011, respectively. Under Atlantic Coast Bank’s Consent Order with the OCC, dated August 10, 2012, the Bank may not increase brokered deposits without prior written approval (see Note 19).

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 9. DEPOSITS (continued)

Deposits from directors, executive officers and their associates at December 31, 2012 and 2011 were approximately $0.9 million and $0.8 million, respectively.

Interest expense on customer deposit accounts for the years ending December 31, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
	(Dollars in Thousands)
Interest-bearing demand	$355	$820	$1,107
Savings and money market	929	1,317	1,683
Time	2,845	4,041	7,214
Total interest expense on deposits	$4,129	$6,178	$10,004

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of December 31, 2012 and 2011. Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $116.9 million and $122.2 million in securities posted as collateral for these instruments as of December 31, 2012 and 2011, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. Information concerning securities sold under agreements to repurchase as of December 31, 2012 and 2011 is summarized as follows:

	2012	2011
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	42	54

The securities sold under agreements to repurchase as of December 31, 2012 mature as follows:

Amount Maturing
(Dollars in Thousands)

2013	$–
2014	26,500
2015	10,000
2016	5,000
2017	25,000
Thereafter	26,300
Total	$92,800

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations. Prior to August 2, 2012, the agreement with the counterparty on $77.8 million of the $92.8 million total debt contained default provisions related to the Bank’s Prompt Corrective Action (PCA) capital levels and enforcement actions that the Bank may be subject to with its primary banking regulator. Specifically, in the event the Bank’s capital ratios fell below adequately capitalized, or if the Bank received a cease and desist order from its primary banking regulator, the counterparty had the option to call the debt at its fair value. At December 31, 2012, the fair value of that portion of the debt exceeded the carrying value by approximately $11.4 million.

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

NOTE 11. FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2012 and 2011, advances from the FHLB were as follows:

	2012	2011
	(Dollars in Thousands)

Maturities September 2013 through March 2018, fixed rate at rates from 2.62% to 4.415%, average 3.88%	$135,000	$135,000

The FHLB advances had a weighted-average maturity of 43 months and a weighted-average rate of 3.88% at December 31, 2012.

The advances at December 31, 2012 mature as follows:

Amount Maturing
(Dollars in Thousands)

2013	$25,000
2014	–
2015	20,000
2016	20,000
2017	65,000
Thereafter	5,000
Total	$135,000

The Bank’s borrowing capacity with the FHLB has decreased from $63.8 million at December 31, 2011 to $5.2 million at December 31, 2012. In part this decrease is due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or pre-pay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $21.6 million as of December 31, 2012. In the event the Bank pre-pays an advance prior to maturity, it must do so at its fair value, which as of December 31, 2012 exceeded the book value of the individual advances by $15.7 million.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

Effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of December 31, 2012 the amount of the collateral pledged for the excess of fair value over the book value totaled $15.7 million, including $1.5 million of cash (reported on Consolidated Balance Sheets in Short-term interest-earning deposits) and $14.2 million of investment securities.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The principal commitments as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(Dollars in Thousands)
Undisbursed portion of loans closed	$3,029	$1,671
Unused lines of credit and commitments to fund loans	44,349	56,794

As of December 31, 2012, the undisbursed portion of loans closed was unfunded SBA loans with fixed and variable rates ranging from 5.75% to 6.75%. At December 31, 2012, the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $23.8 million and had interest rates that ranged from 3.50% to 18.00%; variable rate commitments totaled $20.5 million and had interest rates that ranged from 3.00% to 18.00%.

As of December 31, 2012 and 2011, the Company had fully secured outstanding standby letters of credit commitments totaling $27,000 and $206,000, respectively.

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

The Company has an employment agreement with its chief financial officer (CFO). Under the terms of the agreement, certain events leading to a change in control, or separation from the Company, could result in cash payments equal to 2.99 times the salary of the CFO. Since payment is contingent upon certain events and requires OCC approval as a result of the Consent Order (see Note 19), the Company has not accrued for a liability. The second step conversion completed February 3, 2011 was not considered a change in control.

The Company maintained a line of credit with one financial institution for $3.5 million and $1.0 million as of December 31, 2012 and 2011, respectively. There were no balances outstanding as of December 31, 2012 and 2011.

The Company has operating leases in place for two business locations and certain ordinary office equipment. Lease payments in total over the next 5 years are approximately $1.1 million.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 13. INTEREST RATE SWAPS

On occasion the Company has utilized interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position by mitigating the impact of significant unexpected fluctuations in earnings caused by interest rate volatility or changes in the yield curve. As of December 31, 2012 and 2011 the Company had no interest rate swap agreements in place. As of December 31, 2010 the Company had one interest rate swap in place, which had a notional amount of $25.0 million, a weighted average pay rate of 2.50%, a weighted average receive rate of 0.34%, a weighted average maturity of 0.75 years and a fair value of $0.2 million. The Company’s interest rate swap agreements did not qualify for hedge accounting treatment; accordingly changes in fair value were reported in earnings.

The effect of interest rate swaps for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Location of the Gain (Loss)
	Recognized in Noninterest Income	Amounts of the Gain (Loss) Recognized in Noninterest Income
		2012	2011	2010
		(Dollars in Thousands)
Interest rate swaps not designated as hedging instruments	Other	$—	$46	$(107)
Total		$—	$46	$(107)

NOTE 14. INCOME TAXES

Income tax expense (benefit) for the years ending December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(Dollars in Thousands)

Current – federal	$150	$(521)	$–
Current – state	–	–	–
Deferred – federal	(2,321)	(2,978)	(4,988)
Deferred – state	(146)	(886)	(418)
Increase in valuation allowance – federal	2,321	2,978	4,988
Increase in valuation allowance – state	146	983	418
Income tax expense (benefit)	$150	$(424)	$–

The 2011 income tax benefit was the result of the Company filing an amended federal income tax return for the 2008 tax year. However, the Company recorded income tax expense of $0.2 million for the year ended December 31, 2012 as a result of an Internal Revenue Service examination of the 2008 tax return. The recorded expense was due to the disallowance of certain bad debt expense deductions for which the Company had originally received a credit of $0.4 million, as compared to no credit for the same period in the prior year.

The effective tax rate differs from the statutory federal income tax rate for the years ending December 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
	(Dollars in Thousands)

Income taxes at current statutory rate of 34%	$(2,216)	$(3,642)	$(4,827)
Increase (decrease) from:
State income tax, net of Federal tax effect	(146)	(523)	(418)
Tax-exempt income	(12)	(12)	(10)
Increase in cash surrender value of bank owned life insurance	(151)	(229)	(263)
Taxable proceeds from bank owned life insurance surrender	–	701	–
Stock option expense	6	24	54
Change in federal valuation allowance	2,321	2,978	4,988
Change in state valuation allowance	146	983	418
Change related to amended returns	150	(521)	–
Other, net	52	(183)	58
Income tax expense (benefit)	$150	$(424)	$–
Effective tax rate	0.0%	0.0%	0.0%

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 14. INCOME TAXES (continued)

Deferred tax assets and liabilities as of December 31, 2012 and 2011 were due to the following:

	2012	2011
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$4,101	$4,141
Depreciation	–	81
Deferred compensation arrangements	490	693
Other real estate owned	834	493
Net operating loss carryforward	20,843	18,220
Deferred loan fees	744	933
Interest income on non-accrual loans	24	24
Accrued expenses	323	148
Acquired customer intangibles	421	500
Alternative minimum tax carryforward	527	677
Donation carryforward	66	62
Other	173	–
Total deferred tax assets	28,546	25,972
Valuation allowance – federal	(24,098)	(22,121)
Valuation allowance – state	(3,615)	(3,490)
Total deferred tax assets, net of valuation allowance	833	361

Deferred tax liability:
Net unrealized gain on AFS securities	(258)	(44)
Depreciation	(127)	–
Deferred loan costs	(29)	(79)
Prepaid expenses	(256)	(238)
Other	(163)	–
Total deferred tax liability	(833)	(361)
Net deferred tax asset	$–	$–

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

As of December 31, 2012 and 2011, the Company evaluated the expected realization of its federal and state net deferred tax assets which, prior to a valuation allowance, totaled $28.5 million and $26.0 million, respectively, and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards. Based on this evaluation it was concluded a valuation allowance for 2012 and 2011 equal to $27.7 million and $25.6 million, respectively, was required for the net federal and state deferred tax assets. This valuation allowance offset the majority of the benefit in income taxes that would have been recognized during 2012 and 2011. The realization of the deferred tax asset is dependent upon generating taxable income. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income (loss) and stockholders’ equity.

The Company has a federal net operating loss carryforward of $52.5 million which begins to expire in 2019. There is a valuation allowance of $17.8 million on this carryforward. The Company has a state net operating loss carryforward of $79.4 million which begins to expire in 2018. The Company maintains a valuation allowance of $3.0 million on this carryforward.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 15. LOSS PER COMMON SHARE

The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares and average unearned restricted stock awards. Stock options and stock awards for shares of common stock were not considered in computing diluted weighted average common shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively. Due to reported losses in each period there was no dilutive effect.

The following table summarizes the basic and diluted loss per common share computation for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(Dollars in Thousands, Except Share Information)
Basic:
Net Loss	$(6,667)	$(10,287)	$(14,196)
Weighted average common shares outstanding	2,628,969	2,629,001	2,622,478
Less: average unallocated employee stock ownership plan shares	(91,004)	(89,432)	(36,448)
Less: average director’s deferred compensation shares	(39,926)	(46,684)	–
Less: average unvested restricted stock awards	(1,073)	(2,594)	(7,580)
Weighted average common shares outstanding, as adjusted	2,496,966	2,490,291	2,578,450
Basic loss per common share	$(2.67)	$(4.13)	$(5.51)

Diluted:
Net Loss	$(6,667)	$(10,287)	$(14,196)
Weighted average common shares outstanding, as adjusted (from above)	2,496,966	2,490,291	2,578,450
Add: dilutive effects of assumed exercise of stock options	–	–	–
Add: dilutive effects of full vesting of stock awards	–	–	–
Weighted average dilutive shares outstanding	2,496,966	2,490,291	2,578,450
Diluted loss per common share	$(2.67)	$(4.13)	$(5.51)

NOTE 16. EMPLOYEE BENEFITS

Defined Contribution Plan

Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an IRS maximum, with a company match equal to 50% of the first 6% of the compensation contributed. For the years ended December 31, 2012, 2011 and 2010, the total plan expense was $57,000, $149,000, and $68,000, respectively. The Company re-instituted its matching program in April 2010, which had been suspended beginning in first quarter of 2009.

Supplemental Executive Retirement Plan and Director Retirement Plan

In December 2009 the Company entered into new agreements to provide supplemental executive retirement plans (SERP) to certain executives and senior officers and a Director Retirement Plan to non-employee members of its Board of Directors. The new agreements replaced agreements in place prior to December 2009, to the same officers and directors.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 16. EMPLOYEE BENEFITS (continued)

Benefits payable under the new executive SERPs and Director Retirement Plan is based upon the appreciation benefit established for each participant. The appreciation benefit is generally the amount of each participant's accrued benefit under the pre-December 2009 plans at the date the new executive SERPs and Director Retirement Plan were put in place. Under the terms of the new executive SERPs and Director Retirement Plan, each participant will receive a monthly benefit payment beginning on a date defined by each plan. Under the executive and senior officer SERPs benefit payments begin the first month after the retirement date while under the Director Retirement Plan benefit payments began on the first month following 100% vesting. Benefit payments are due over a period of ten (10) to twenty (20) years after retirement and are based on the amount of each participant’s appreciation benefit plus accrued interest on unpaid balances.

Vesting in the appreciation benefit for the new executive SERPs and Director Retirement Plan is contingent upon the occurrence of defined events. For the executive SERPs, these events include the successful completion of the second step conversion, two consecutive quarters of positive income before the expense of participant vesting by the Company, the participant's death or disability, a change-of control of the Company, or involuntary termination of employment. For the Director Retirement Plan, the event is the successful completion of the second step conversion. The vested appreciation benefit is payable over 15 years for executive SERPs and 10 years for the Director Retirement Plan. The vested but unpaid appreciation benefits of the New Plans are credited for interest at a rate of 3-month LIBOR plus 275 basis points.

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

On February 3, 2011, the Company completed the second-step conversion thus triggering certain vesting for each of the plans. Under the terms of the agreements the executive SERPs vested 15% of the appreciation benefit and the Director Retirement Plan vested 100% in the appreciation benefit resulting in an accrual of benefits payable of $299,000 and $310,000, respectively. The new executive SERPs and Director Retirement Plan were partially funded through the creation of a rabbi trust (the Trust). The Trust purchased 34,009 shares of Company stock at $10.00 per share during the second step conversion and has recorded the purchase as common stock held by benefits plans in stockholders’ equity. Benefits paid by the Trust may be paid in cash or stock and the assets of the Trust are considered general assets of the Company. Changes in the fair-value of Company stock are recorded as adjustments to the benefits accrued for each participant. Since payment is contingent upon certain events and requires OCC approval as a result of the Consent Order (see Note 19), the Company has not accrued for any additional liability.

The senior officer SERP appreciation benefit at the date of the second-step conversion totaled $646,000, of which $174,000 was accrued for the benefit of participants based on proximity to retirement. As of December 31, 2012, the accrued liability for the senior officer SERP was $226,000.

The Company recorded expense of $(45,000) and $8,000 for SERP and Director Retirement Plans in 2012, including reversal of benefits accrued for senior officer SERP participants who severed their employment, reduction in market value of Company stock held in the Trust, and net of interest on unpaid appreciation benefits. The Company recorded expense of $491,000 and $331,000 for SERP and Director Retirement Plans in 2011, including interest on unpaid appreciation benefits and net of reversal of benefits accrued for senior officer SERP participants who severed their employment. The Company recorded no expense for SERP or Director Retirement Plans in 2010 as no events resulting in vesting occurred.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 16. EMPLOYEE BENEFITS (continued)

Below is the amount of accrued liability and unvested appreciation benefit under the SERP and Director Retirement Plan as of December 31, 2012 and 2011:

	2012	2011
	(Dollars in Thousands)
Accrued liability:
Executive and senior officer SERP	$391	$436
Director retirement plan	$176	$168
Unvested appreciation benefit:
Executive and senior officer SERP	$2,019	$2,214
Director retirement plan	$–	$–

Due to the Consent Order between the Company and the OCC and Federal Reserve (see Note 19) payments for appreciation benefits that vest following an executive being involuntarily terminated or occurring after the executive severs employment are subject to approval by the Federal Deposit Insurance Corporation (the FDIC) and the OCC.

Deferred Director Fee Plan

A deferred director fee compensation plan covers all non-employee directors. Under the plan directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2012 and 2011, the liability for the plan was $189,000 and $197,000, respectively.

Split Dollar Life Insurance Agreement

The Company has Split Dollar Life insurance agreements with certain executive officers to provide life insurance benefits in addition to that available to all employees. The expense related to this benefit for the years ended December 31, 2012, 2011 and 2010 was $(88,000), $34,000, and $(17,000), respectively. The Company recorded a credit to expense in 2012 and 2010 due to the departures of executives who surrendered the benefit under the terms of the agreement. The related liability for Split Dollar Life insurance benefits was $60,000 and $148,000 at December 31, 2012 and 2011, respectively.

Consulting Agreement with Director

Effective April 1, 2011, the Company entered into a consulting agreement with a member of the Board of Directors which provides for total consulting fees of $250,000. The fee is earned at a rate of $83,333 per year over three years. In addition, the director is entitled to an incentive bonus of $500,000 if the Company reverses (and fully realizes as capital) by December 31, 2014, the entire valuation reserve established by the Company with respect to its net deferred federal and state income tax asset of $20.7 million as of December 31, 2010, and the accounting treatment with respect to the valuation reserve has been agreed to by the Company’s independent accounting firm as being in accordance with generally accepted accounting principles.

NOTE 17. EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the ESOP described below following Atlantic Coast Federal Corporation’s first step conversion in 2004. Upon completion of the second step conversion on February 3, 2011, all unallocated shares in the plan were exchanged for Atlantic Coast Financial Corporation shares at a rate of 0.1960 shares of Atlantic Coast Financial Corporation for each share of Atlantic Coast Federal Corporation.

In connection with its minority stock offering in 2004, the Company established an ESOP for the benefit of its employees with an effective date of January 1, 2004. The ESOP purchased 465,520 shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4.7 million from the Company. The Company's Board of Directors determines the amount of contribution to the ESOP annually but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. An employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service. Company dividends on allocated shares will be paid to employee accounts. Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP were $86,000, $90,000 and $568,000 for the years ended 2012, 2011 and 2010. Contributions did not include dividends on unearned shares in 2012, 2011 and 2010.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 17. EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Compensation expense for shares committed to be released under the Company's ESOP was $11,000, $29,000 and $100,000 for the years ended 2012, 2011 and 2010, respectively. Shares held by the ESOP as of December 31, 2012 and 2011 were as follows:

	2012	2011

Allocated to eligible employees	4,790	4,790
Unearned	86,227	91,017
Total ESOP shares	91,017	95,807

	(Dollars in Thousands)
Fair value of unearned shares	$173	$259

On February 3, 2011, the Company completed its second step conversion (see Note 1). As part of the conversion, the Company loaned $0.7 million to the trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. The Company’s loan to the ESOP was combined with the remaining debt and modified to be payable over 20 years. Further, the Plan was modified such that unearned shares held by the plan will be allocated over the same term as the debt.

NOTE 18. STOCK-BASED COMPENSATION

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

In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the Recognition Plan), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the Stock Option Plan). The compensation cost that has been charged against income for the Recognition Plan for the years ended December 31, 2012, 2011 and 2010 was $22,000, $106,000 and $387,000, respectively. The compensation cost that has been charged against income for the Stock Option Plan for the years ended December 31, 2012, 2011 and 2010 was $36,000, $60,000 and $226,000, respectively.

The Recognition Plan

The Recognition Plan permits the Company’s board of directors to award up to 55,888 shares of its common stock to directors and key employees designated by the board. As of December 31, 2012 substantially all shares had been awarded. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date; accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The second step conversion completed February 3, 2011 was not considered a change in control. Any awarded shares which are forfeited are returned to the Company and can be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 18. STOCK-BASED COMPENSATION (continued)

There were no common stock share awards during the years ended December 31, 2012 and 2011. A summary of the status of the shares of the Recognition Plan at December 31, 2012 and 2011, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	3,140	$43.52
Granted	–	–
Vested	(1,747)	79.17
Forfeited	–	–
Non-vested at December 31, 2011	1,393	29.49
Granted	–	–
Vested	(571)	57.87
Forfeited	–	–
Non-vested at December 31, 2012	822	$14.95

There was $12,000 and $41,000 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2012 and 2011, respectively. The expense is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $33,000 and $138,000, respectively.

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

The Stock Option Plan also permits the Company’s board of directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (Limited SAR). The Limited SARs are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The second step conversion completed February 3, 2011 was not considered a change in control. The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs. There were 19,721 stock options remaining to be awarded as of December 31, 2012.

There were no incentive stock option awards during the year ended December 31, 2012. There were 25,000 and 32,733 of incentive stock option awards during the years ended December 31, 2011 and 2010, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 18. STOCK-BASED COMPENSATION (continued)

A summary of the option activity under the Stock Option Plan as of December 31, 2012 and 2011, and changes for the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in Thousands)

Outstanding at December 31, 2010	117,020	$79.13
Granted	25,000	5.03
Exercised	–	–
Forfeited	(10,073)	39.37
Outstanding at December 31, 2011	131,947	$46.83	6.0	$–

Vested or expected to vest	112,130	$46.83	6.0	$–
Exercisable at year end	83,250	$67.93	4.2	$–

Outstanding at December 31, 2011	131,947	$46.83
Granted	–	–
Exercised	–	–
Forfeited	(14,225)	63.95
Outstanding at December 31, 2012	117,722	$44.98	5.2	$–

Vested or expected to vest	89,139	$44.98	5.2	$–
Exercisable at year end	81,340	$65.10	3.9	$–

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions. Due to the somewhat limited daily trading volume of shares of our Company stock, the volatility of the SNL thrift index was used in lieu of the historical volatility of our Company stock. The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. The expected life of the options is estimated based on historical employee behavior and represents the period of time that options are expected to remain outstanding. These weighted assumptions for awards granted during the years ended December 31, 2012, 2011 and 2010 are summarized in the following table:

	2012	2011	2010

Intrinsic value of options exercised	$–	$–	$–
Cash received from options exercised	$–	$–	$–
Tax benefit realized from option exercises	$–	$–	$–
Risk-free interest rate	n/a	1.45%	2.16%
Volatility of Company’s stock	n/a	23.90%	23.90%
Expected dividend yield	n/a	0.00%	0.00%
Expected life of options	n/a	6 years	6 years
Weighted average fair value of options granted	n/a	$1.33	$0.76

There was $60,000 of and $96,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan as of December 31, 2012 and 2011, respectively. The cost is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 19. REGULATORY SUPERVISION

On August 10, 2012 the Board of Directors of the Bank agreed to the Order with its primary regulator, the OCC. The Order does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking,

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 19. REGULATORY SUPERVISION (continued)

ATM usage, and FDIC deposit insurance coverage will all be unaffected. Customer deposits remain protected and insured by the FDIC up to $250,000 per depositor. The Order provided that:

•	the Order replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the Office of Thrift Supervision on December 10, 2010;

•	within 10 days of the date of the Order, the Board had to establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Order;

•	within 90 days of the date of the Order, the Board had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

•	by December 31, 2012, the Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	within 60 days of the date of the Order, the Board needed to develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Deposit Insurance Corporation (the FDIC);

•	within 90 days of the date of the Order, the Board had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets in addition to certain other requirements;

•	the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

•	following receipt of written no supervisory objection of its capital plan, the Board will monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

•	if the Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Order;

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 19. REGULATORY SUPERVISION (continued)

•	within 30 days of the date of the Order, the Board had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•	within 60 days of the date of the Order, the Board had to revise its problem asset reduction plan (PARP) the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful”, “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•	within 60 days of the date of the Order, the Board had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•	the Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital; and

•	the Board will immediately take all necessary steps to ensure that the Bank management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Order, the Board shall adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

The Bank believes it has satisfied all requirements under the Order to date, excluding achieving a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets. Atlantic Coast Bank’s actual and required capital levels and ratios were as follows:

	Actual		Required for Capital Adequacy Purposes		Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2012
Total capital (to risk weighted assets)	$45.1	9.79%	$36.8	8.00%	$59.8	13.00% (1)
Tier 1 (core) capital (to risk weighted assets)	39.7	8.62%	18.4	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	39.7	5.13%	30.9	4.00%	69.6	9.00% (1)

December 31, 2011
Total capital (to risk weighted assets)	$52.0	10.91%	$38.1	8.00%	n/a	n/a
Tier 1 (core) capital (to risk weighted assets)	46.0	9.65%	19.1	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	46.0	5.83%	31.6	4.00%	n/a	n/a

(1)	As a result of entering into the Consent Order dated August 10, 2012, the Bank was required to achieve and maintain a Total capital (to risk weighted assets) ratio of 13.00%, Tier 1 (core) capital (to adjusted total assets) ratio of 9.00% as of December 31, 2012.

As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2012, was adequately capitalized.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 19. REGULATORY SUPERVISION (continued)

The Company remains subject to the Supervisory Agreement with the Federal Reserve Bank of Atlanta which was entered into on December 10, 2010 and provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written Federal Reserve approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the Federal Reserve Board; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the Federal Reserve Board.

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
	(Dollars in Thousands)
Cash and cash equivalents at subsidiary	$268	$2,133
Investment in subsidiary	40,417	46,203
Note receivable from ESOP	2,128	2,213
Other assets	223	–
Total assets	$43,036	$50,549

Borrowed funds	$–	$1,495
Accrued expenses and other liabilities	2,776	2,760
Total stockholders’ equity	40,260	46,294
Total liabilities and stockholders’ equity	$43,036	$50,549

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in Thousands)

Net interest income (expense)	$56	$37	$(115)

Noninterest income and expense:
Loss on sale of securities available-for-sale	–	(158)	(49)
Other-than-temporary-impairment loss	–	(186)	(341)
Other	454	454	428
Equity in net loss of subsidiary	(6,356)	(8,946)	(13,027)
Noninterest expense	(821)	(1,488)	(1,092)
Total noninterest income and expense	(6,723)	(10,324)	(14,081)

Net loss	$(6,667)	$(10,287)	$(14,196)

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2012, 2011 and 2010

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in Thousands)

Cash flows from operating activities:
Net loss	$(6,667)	$(10,287)	$(14,196)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on sale of securities available-for-sale	–	158	49
Other-than-temporary-impairment loss on securities available-for-sale	–	186	341
Share-based compensation expense	58	166	613
Amortization of premium on securities available-for-sale	–	(6)	(10)
Net change in other assets	(4)	1,279	(843)
Net change in accrued expenses and other liabilities	(193)	(809)	1,428
Equity in undistributed loss of subsidiary	6,356	8,946	13,027
Net cash from (used in) operating activities	(450)	(367)	409

Cash flows from investing activities:
Proceeds from maturities and payments of securities available-for-sale	–	188	331
Proceeds from sale of securities available-for-sale	–	561	–
Expenditures on premises and equipment	1	–	1
Payment received on ESOP loan	86	90	506
Contribution to subsidiary	–	(9,350)	(2,900)
Net cash from (used in) investing activities	87	(8,511)	(2,062)

Cash flows from financing activities:
Proceeds from other borrowings	–	–	5,000
Repayment of other borrowings	–	(5,000)	(2,200)
Proceeds from sale of stock in second-step conversion and offering	–	14,428	–
Repurchase of treasury stock	–	–	(35)
SERP distributions	(21)	(55)	–
Shares purchased for and distributions from Rabbi Trust	14	(119)	–
Loan to ESOP	–	(684)	–
Shares relinquished	–	–	(21)
Repayment to subsidiary	(1,495)	–	(248)
Net cash from (used in) financing activities	(1,502)	8,570	2,496

Net increase (decrease) in cash and cash equivalents	(1,865)	(308)	843
Cash and cash equivalents, beginning of period	2,133	2,441	1,598
Cash and cash equivalents, end of period	$268	$2,133	$2,441

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act) ) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

(c) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(d)) that occurred during the quarter ended December 31, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The principal occupation during the past five years of each of our current directors is set forth below. All directors have held their present positions for at least five years unless otherwise noted.

Thomas F. Beeckler. Mr. Beeckler is the owner, President and Chief Executive Officer of the Beeckler Company, Jacksonville, Florida, a real estate development firm which he founded in 1990. Mr. Beeckler was originally nominated as a director due to his extensive real estate development experience, which contributes to Atlantic Coast Bank’s evaluation of real estate lending opportunities in Florida. Additionally, Mr. Beeckler’s experience in the acquisition and development of real estate is used to assist the board of directors as a member of the Bank’s loan committee, which enables him to support management in designing loan workout strategies.

Bhanu Choudhrie. Appointed to the board of directors in July 2010, Mr. Choudhrie has been Executive Director of C&C Alpha Group Ltd, a London-based private equity group since January 2003. Previous to this Mr. Choudhrie stood as Executive Director of C&C Business Solutions. As a private equity investor with investments in the United States, United Kingdom, Europe and Asia he is also a Director of Customers Bancorp, Inc. in Pennsylvania. We believe Mr. Choudhrie benefits Atlantic Coast Bank with his business and financial services industry experiences as well as his knowledge of global economic trends and conditions that frequently impact the U.S. financial institutions.

G. Thomas Frankland. Mr. Frankland was appointed to the board of directors in August 2010 and was named Interim President and Chief Executive Officer of Atlantic Coast Federal Corporation in October 2010 and assumed the permanent role of President and Chief Executive Officer in May 2011. He was formerly a partner with the international accounting firm of PriceWaterhouse (the predecessor firm of PriceWaterhouseCoopers) and his diverse background includes experience in many key corporate areas, including financial services, venture capital, mergers and acquisitions, and strategic planning and execution. Since 2006, Mr. Frankland has served on the executive committee of Springboard Capital LLC, a Jacksonville-based venture capital fund focused on early-stage financing opportunities for emerging companies. From 1998 to 2006, he was Chief Financial Officer and later President and Chief Operating Officer of CNB Florida Bancshares and subsequently Chief Operating Officer at Mercantile Bank, both in Jacksonville, the latter being a unit of The South Financial Group. The South Financial Group acquired CNB Florida Bancshares in 2004. Mr. Frankland’s vast prior experience in the banking industry and as a public accountant led to his election to the Board.

John J. Linfante. Mr. Linfante began his career in 1973 with Coopers and Lybrand (now PriceWaterhouseCoopers) in the technology auditing practice and has 39 years of experience working as a financial executive or chief financial officer. For ten of those years he served as Chief Financial Officer of the information technology and operations subsidiaries of two Wall Street firms – Salomon Brothers and Shearson Lehman Brothers. Among previous positions, Mr. Linfante acted as Director of Finance for Business Condos USA/Capital Development International and was Chief Financial Officer and Treasurer of Wellspring Resources, LLC (now CitiStreet) where he directed all accounting, financial reporting human resources and administrative functions, Chief Financial Officer of Barnett Technologies, Inc. (subsidiary of Barnett Banks, Inc.) where he directed the financial management of the company’s technology and operations company and sat on the company’s Financial Management Steering Committee. Mr. Linfante has extensive experience in directing accounting and finance functions of businesses involved in the financial industry including design of financial systems and controls, budgeting, strategic and capital planning. Mr. Linfante is a graduate of Rutgers University where he also obtained is MBA. He resides in Ponte Vedra, Florida. We believe Mr. Linfante’s experiences and education qualify him as financial expert for the board of directors.

Charles E. Martin, Jr. Mr. Martin is a retired employee of CSX Transportation, Inc., Waycross, Georgia, where he worked as a machinist for over 20 years. Mr. Martin has served as a director of Atlantic Coast Bank and its predecessor, Atlantic Coast Federal Credit Union, since 1982. In his role as director of Atlantic Coast Federal Credit Union, Mr. Martin headed the credit committee and has used his knowledge and experience to assist management in the development of credit policies and procedures for the Bank. Prior to 2005, Mr. Martin was a long-time resident of Waycross, Georgia. This provides Mr. Martin access to many community leaders and organizations, which provides Atlantic Coast Financial Corporation business development and growth opportunities in the Waycross market.

W. Eric Palmer. Mr. Palmer is a life-long resident of Jacksonville, Florida. He has been employed by the Mayo Clinic in Florida for the past 20 years. He currently serves as the Operations Manager of Primary Care. He previously served as the Director and Section Head of Patient Financial Services and as Section Manager of Accounts Receivable. Mr. Palmer is active in a number of Jacksonville area civic organizations, which provide an opportunity for the community to learn more about Atlantic Coast Bank and its products and services. Mr. Palmer was associated with Atlantic Coast Federal Credit Union as a member of its Credit Union Service Organization and its Community Advisory Board. In those roles, Mr. Palmer interfaced with members and member organizations and helped identify business development opportunities. Mr. Palmer was originally nominated as a director in order to use his previous experience and familiarity with Atlantic Coast Federal Credit Union members to assist management in the transition from a credit union business to a publicly traded company. The knowledge and insight Mr. Palmer acquires about our Florida markets through his involvement in Jacksonville civic organizations is used by Atlantic Coast Bank to design products and develop marketing plans.

Jay S. Sidhu. Mr. Sidhu is Chairman and Chief Executive Officer of both Customers Bancorp Inc. and Customers Bank, both headquartered in Wyomissing, Pennsylvania, where he has served since June 2009. Mr. Sidhu also is the Chairman and Chief Executive Officer of Sidhu Advisors, LLC, a financial services consulting company. Previously, Mr. Sidhu served as Chairman and Chief Executive Officer of the Philadelphia-based Sovereign Bank, where he was employed from 1986 until 2006. Under his leadership, Sovereign Bank grew from a small thrift with less than $1 billion in assets to a nearly $90 billion financial institution, with a branch network of 800 locations serving customers from Maryland to New Hampshire. Mr. Sidhu has extensive experience in the financial services industry, as well as his capital markets background. Mr. Sidhu is also very experienced in public company operations and management, and is expected to contribute meaningfully to the board's work in evaluating strategic opportunities, and offering guidance with respect to credit management.

Forrest W. Sweat, Jr. Mr. Sweat is a partner in the law firm of Walker & Sweat, Waycross, Georgia. He has practiced law since 1982. Mr. Sweat specializes in providing legal counsel in real estate acquisition, lending and related matters. A large part of Atlantic Coast Bank’s lending program involves residential and commercial lending. Mr. Sweat serves as a director due to his experience in this area.

H. Dennis Woods. Mr. Woods is a retired employee of CSX Transportation, Inc., Waycross, Georgia, where he worked from 1964 until 2005. He most recently served as the business manager of the company’s warehouse in Waycross, Georgia. Mr. Woods has served as a director of Atlantic Coast Bank and its predecessor, Atlantic Coast Federal Credit Union, since 1987. From 1977 to 1986, Mr. Woods also served as a member of Atlantic Coast Federal Credit Union’s supervisory committee where, through his interaction with regulators and outside accountants, Mr. Woods developed knowledge and skills that enable him to serve on Atlantic Coast Bank’s board. Further, as a long-time resident in Waycross, Georgia, where Atlantic Coast Bank has its largest market share, Mr. Woods offers important insight into the financial service needs of that market.

Executive Officers who are not Directors

The business experience for at least the past five years for each of the executive officers of Atlantic Coast Bank, who do not serve as directors, is set forth below.

Thomas B. Wagers, Sr. Mr. Wagers has served as Chief Financial Officer since May 2009. He previously served as Chief Operating Officer of Atlantic Coast Bank beginning in December 2006, and as Vice President of Finance, beginning in June 2004. Mr. Wagers has over 20 years of banking experience including 12 years in various senior internal audit and finance positions with Barnett Banks, Inc. from 1985 until 1997. Mr. Wagers is a certified public accountant in Florida and, upon graduating with a B.S. degree in accounting from East Tennessee State University in 1979, he worked for the national public accounting firm of Coopers and Lybrand. He joined Barnet Banks, Inc. in 1985 as an audit manager. Prior to joining Atlantic Coast Bank, Mr. Wagers was an independent accounting consultant from August 2002 until May 2004, and worked in the food distribution business from 1998 until 2002.

Phillip S. Buddenbohm. Mr. Buddenbohm has served as Senior Vice President and Chief Risk Officer since September 2007. He previously served as senior vice president of credit administration from March 2005 until September 2007. Formerly a first vice president in the Consumer Services Division of National Commerce Financial Corporation in Memphis, Tennessee, he has 16 years of experience in lending, credit administration and branch services.

For the ages, terms of office and the period during which directors and executive officers have held office, see Item. 12.

Audit Committee

The audit committee consists of directors Beeckler, who serves as chairman, Palmer, Linfante and Woods. The audit committee assists the board of directors in fulfilling its oversight responsibility relating to the integrity of our financial statements and the financial reporting processes; the systems of internal control over financial reporting; compliance with legal and regulatory requirements; the performance of our internal audit function; and our relationship with our independent registered public accounting firm. The committee hires, and reviews the reports prepared by, the registered public accounting firm and reviews substantially all of our periodic public financial disclosures. The committee is empowered to investigate any matter, with full access to all necessary books, records, facilities and personnel of the company, and has the authority to retain at our expense legal, accounting or other advisors, consultants or experts, as it deems appropriate. Each member of the audit committee is “independent” as defined in the NASDAQ corporate governance listing standards and under Rule 10A-3 of the Securities Exchange Act of 1934. The board of directors has determined that director Linfante qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the Securities and Exchange Commission. Our board of directors has adopted a written charter for the audit committee. The audit committee met eleven times during the fiscal year ended December 31, 2012.

Code of Ethics

The board of directors has adopted a Code of Business Conduct and Ethics that applies to all of Atlantic Coast Financial Corporation’s and Atlantic Coast Bank’s directors, officers and employees, and a Code of Ethics for the chief executive officer and senior financial officers. The codes are intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws. The codes are available on our website at www.atlanticcoastbank.net. Amendments to and waivers from the codes will also be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. Our officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure in a company’s annual proxy statement or annual report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of such ownership reports no officer, director or 10% beneficial owner of our common stock failed to file such ownership reports on a timely basis for the year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the years ended December 31, 2012 and 2011, certain information as to the total compensation paid to G. Thomas Frankland, who served as the principal executive officer of Atlantic Coast Financial Corporation during the year ended December 31, 2012, and to Atlantic Coast Financial Corporation’s two most highly compensated executive officers, other than Mr. Frankland, who were serving as executive officers as of December 31, 2012. Each of the individuals listed in the table below are referred to as a “named executive officer.”

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock awards (#)	Option awards(2) (#)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation(3) ($)	Total ($)

G. Thomas Frankland President and Chief Executive Officer	2012 2011	300,000 288,000	— —	— —	— 33,250	— —	— —	487 —	300,487 321,250
Thomas B. Wagers, Sr. Chief Financial Officer	2012 2011	178,217 178,217	— 25,000	— —	— —	— —	— —	36,744 39,260	214,961 242,477
Phillip S. Buddenbohm Chief Risk Officer	2012 2011	135,000 135,000	— 2,500	— —	— —	— —	— —	5,101 6,733	140,101 144,233

(1)	Represents payments received by the applicable named executive officers as a result of the successful completion of the second step conversion.
(2)	Represents the grant date fair value of the stock option awards received by Mr. Frankland on August 5, 2011under the Atlantic Coast Financial Corporation 2005 Stock Option Plan. The grant date fair value of the stock awards and the option awards have been computed in accordance with the stock-based compensation accounting rules pursuant to FASB ASC Topic 718. A discussion of the assumptions used in calculating the option award values may be found at footnote 16 to our audited financial statements set forth in Part II, Item 8 of this Form 10-K.
(3)	The amounts in this column reflect the various benefits and payments received by the applicable named executive officers. A break-down of the various elements of compensation in this column is set forth in the table provided below for the year ended December 31, 2012.

Name	Perquisites(1) ($)	Tax Gross Ups(2) ($)	Contributions to 401(k) Plan ($)	Insurance Premiums Paid(3) ($)	ESOP Allocation ($)	Total ($)
G. Thomas Frankland	—	—	—	—	487	487
Thomas B. Wagers, Sr.	11,000	453	4,809	19,995	487	36,744
Phillip S. Buddenbohm	4,800	—	—	—	301	5,101

(1)	Perquisites for Mr. Wagers included reimbursement for country club membership and automobile allowances. Perquisites for Mr. Buddenbohm include an automobile allowance.
(2)	Tax gross ups for Mr. Wagers represents withholding taxes related to the reimbursement for country club membership.
(3)	Represents imputed cost of insurance for the named executive officers in accordance with their endorsement life insurance agreements (“Split Dollar”) as described in more detail below.

Incentive Program

Atlantic Coast Bank did not establish its annual and quarterly cash incentive programs for 2012. Therefore, Atlantic Coast Bank did not pay annual or quarterly incentive awards to the named executive officers.

Executive Agreements

Employment Agreement with Mr. Wagers. Atlantic Coast Bank entered into an Employment Agreement with Mr. Wagers for a term of three years effective May 12, 2010. At least 60 days prior to the anniversary date of the agreement, the disinterested members of the board of directors of Atlantic Coast Bank must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it must notify Mr. Wagers at least 30 days, but not more than 60 days, prior to such date. Due to the Consent Order with the OCC and relevant federal banking regulations, Atlantic Coast Bank cannot renew the term of Mr. Wagers’ Employment Agreement without approval from the applicable federal regulators.

The agreement provides for a base salary of $178,000 for Mr. Wagers. In addition to base salary, the agreement provides for, among other things, participation in incentive programs and other employee pension benefit and fringe benefit plans applicable to executive employees. Certain events resulting in Mr. Wagers’ termination or resignation (event of termination) will entitle him to payments of severance benefits following termination of employment, including in connection with a change in control of Atlantic Coast Financial Corporation or Atlantic Coast Bank. Subject to regulatory approval, Mr. Wagers will be entitled to severance benefits under the agreement in the event (i) his employment is involuntarily terminated (for reasons other than cause, death, disability or retirement) or (ii) he resigns during the term of the agreement within two years after any of the following events: (A) the failure to elect or reelect or to appoint or reappoint him to his executive positions, or a material change in his functions, duties or responsibilities, which change would cause his position to become of lesser responsibility, importance or scope of authority, (B) a relocation of his principal place of employment by more than 50 miles from Jacksonville, Florida, (C) a material reduction in his salary or benefits other than as part of an employee wide reduction, or (D) a material breach of the agreement by Atlantic Coast Bank, which would entitle Mr. Wagers to the following:

•	a lump sum payment equal to three times the sum of his: (i) highest annual rate of base salary at any time during the term of the agreement and (ii) highest annual bonus and non-equity compensation received during the latest three calendar years prior to the termination; and

•	the continuation, at no cost to Mr. Wagers, of substantially comparable life, disability and non-taxable medical and dental insurance coverage, which will cease upon the earlier of: (i) the three year anniversary date following his date of termination or (ii) the date on which he obtains substantially similar coverage from a new employer.

Notwithstanding any provision to the contrary, in the event any severance benefits that are provided to Mr. Wagers in connection with a change in control of Atlantic Coast Bank or Atlantic Coast Financial Corporation constitute an excess parachute payment subject to excise taxes, the severance benefits under each agreement will be reduced accordingly to avoid excise taxes.

Non-Compete and Non-Solicitation Agreement with Messrs. Wagers and Buddenbohm. Atlantic Coast Bank entered into a Non-Compete and Non-Solicitation Agreement each with Messrs. Wagers and Buddenbohm on May 12, 2010. Each agreement provides that for a period of two years following the executive’s termination of employment for any reason other than cause, the executive will not: (i) directly or indirectly solicit any officer or employee to terminate their employment with Atlantic Coast Bank or Atlantic Coast Financial Corporation; (ii) accept employment or become affiliated with any competitor of Atlantic Coast Bank or Atlantic Coast Financial Corporation in the same geographic locations where Atlantic Coast Bank or Atlantic Coast Financial Corporation has material business interests; or (iii) solicit or cause any customer of Atlantic Coast Bank to terminate an existing business or commercial relationship with Atlantic Coast Bank.

As consideration for the executive’s covenants above, he will be entitled to receive a cash lump sum payment equal to two times (i) the highest annual rate of base salary and (ii) the highest annual bonus and non-equity incentive compensation paid to him over the most recent two calendar years prior to the termination of employment; provided, however, that any payment owed to Mr. Wagers under the agreement shall be reduced by an amount equal to the amount of any severance pay that the executive receives under his Employment Agreement, if any, upon an event of termination (as defined in his Employment Agreement). Such payment will be made within 30 days following the executive’s date of termination.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to our outstanding equity awards as of December 31, 2012 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

Option Awards							Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable(1) (#)	Number of securities underlying unexercised options not exercisable(1) (2) (#)	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price(1) ($)	Option expiration date(3)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
G. Thomas Frankland	8/5/2011	5,000	20,000	—	5.03	8/5/2021	—	—	—	—

Thomas B. Wagers, Sr.	7/28/2005	392	—	—	70.06	7/28/2015	—	—	—	—
	10/11/2005	392	—	—	69.90	10/11/2015	—	—	—	—
	12/22/2006	5,728	—	—	93.47	12/22/2016	—	—	—	—

Phillip S. Buddenbohm	7/28/2005	1,764	—	—	70.06	7/28/2015	—	—	—	—
	10/11/2005	1,078	—	—	69.90	10/11/2015	—	—	—	—

(1)	Following the completion of the second-step conversion, all outstanding options to purchase common stock of Atlantic Coast Federal Corporation were exchanged for options to purchase common stock of Atlantic Coast Financial Corporation pursuant to an exchange ratio of 0.1960. The option exercise price was determined by dividing the original option exercise price by the 0.1960 exchange ratio.
(2)	Mr. Frankland’s stock options vest at a rate of 20% per year, commencing on August 5, 2012.
(3)	All stock options expire 10 years after the grant date.

Benefit Plans

Stock Option Plan. Outside directors and key employees of Atlantic Coast Bank, Atlantic Coast Financial Corporation or their affiliates are eligible to participate in and receive awards under the Atlantic Coast Financial Corporation 2005 Stock Option Plan (2005 Stock Option Plan). Under the 2005 Stock Option Plan, Atlantic Coast Financial Corporation reserved 139,720 shares of common stock (as adjusted as a result of the second-step conversion) to be issued pursuant to grants of stock option awards. A stock option gives the recipient the right to purchase shares of common stock of Atlantic Coast Financial Corporation at a specified price during a specified period of time. Awards may be granted as either incentive or non-statutory stock options. Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are eligible to receive incentive stock options. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of exercise either in cash or with common stock that was owned by the recipient. All stock options vest at a rate determined by the board of directors at the time the awards are granted to the recipient, but not more than 20% per year. Stock options will fully vest and become immediately exercisable upon the recipient’s termination of service due to death or disability, or following a change in control of Atlantic Coast Financial Corporation.

Recognition and Retention Plan. Outside directors and key employees of Atlantic Coast Bank, Atlantic Coast Financial Corporation or their affiliates are also eligible to participate and receive awards under the Atlantic Coast Financial Corporation 2005 Recognition and Retention Plan (2005 Recognition and Retention Plan). Under the 2005 Recognition and Retention Plan, Atlantic Coast Financial Corporation reserved 55,888 shares of common stock (as adjusted as a result of the second-step conversion) to be issued pursuant to grants of restricted stock awards. All restricted stock awards must vest at least 20% per year, beginning one year following the date of grant. However, the restricted stock awards will fully vest upon the recipient’s termination of service due to death or disability, or following a change in control of Atlantic Coast Financial Corporation.

Employee Stock Purchase Plan. The Atlantic Coast Financial Corporation Employee Stock Purchase Plan was adopted on June 1, 2010 to encourage and facilitate the purchase of shares of Atlantic Coast Financial Corporation common stock. The plan is intended to be a tax-qualified “employee stock purchase plan” under Section 423 of the Internal Revenue Code, which has certain tax advantages. Under the plan, 29,400 shares of Atlantic Coast Financial Corporation common stock may be issued, with an annual increase of 9,800 shares to be added to the plan on the first day of each calendar year, starting on January 1, 2011, as adjusted as a result of the second-step conversion. Stock subject to purchase under the plan will be shares of Atlantic Coast Financial Corporation common stock that have been authorized but unissued, or have been previously issued, or both.

The plan is generally open to all employees of Atlantic Coast Financial Corporation and its subsidiaries. The compensation committee will determine who is eligible to participate in the plan for each offering date. Participants will then enter into a stock purchase agreement with Atlantic Coast Financial Corporation. The agreement will state the number of shares of common stock that are eligible to be purchased by the participant during a specified period of time beginning on the offering date and ending on a purchase date established by the compensation committee (the purchase period), provided however that the purchase period does not last longer than 27 months following the offering date. The agreement will also provide the purchase price of the shares of common stock that are eligible to be purchased by the participant. However, the purchase price of a share of common stock will be not less than 85% of its fair market value on the date of the stock purchase agreement (as adjusted as a result of the second-step conversion).

During the purchase period, the participant will designate a fixed dollar amount of his or her compensation to be withheld for the purchase of common stock equal to the purchase price of the shares that are eligible to be purchased by the participant. Atlantic Coast Financial Corporation or the appropriate participating subsidiary will credit these amounts to a plan account. Accounts are not credited with interest. Payroll deductions will remain in effect until changed by the participant and will remain in effect for successive purchase periods. The compensation committee will determine how often participants may change their deferral elections during a purchase period. A participant’s stock purchases during a calendar year may not exceed the lesser of: (i) a total dollar amount or number of shares as specified by the compensation committee, or (ii) $25,000.

At the end of the purchase period, if the fair market value of a share of common stock is equal to or greater than the purchase price specified in the stock purchase agreement, the shares covered by the agreement automatically will be purchased by the participant with the funds held on behalf of the participant in the plan account. However, the participant may elect not to purchase any shares or to purchase fewer than all of the shares covered by the agreement. Any balance in the plan account held on behalf of the participant after purchase of the shares will be paid to the participant. If a participant does not purchase any shares, all funds in the plan account held on his or her behalf will be paid to the participant. The number of shares the participant purchases on each purchase date is determined by dividing the total amount of payroll deductions withheld from the participant’s compensation since the prior purchase date by the purchase price. As soon as practicable after each purchase date, the custodian will cause to be credited to the participant’s account the number of shares of common stock with respect to which the participant exercised his or her purchase rights under the plan.

Termination of a participant’s employment for any reason, including disability or death or the failure of the participant to remain continuously employed by Atlantic Coast Financial Corporation, Atlantic Coast Bank or a subsidiary will terminate his or her participation in the plan immediately. The payroll deductions contributed to the participant’s account will be returned to him or her or, in the case of death, to the person or persons entitled thereto in accordance with the plan.

Supplemental Retirement Agreements. Atlantic Coast Bank has entered into the Fourth Amended and Restated Supplemental Retirement Agreement with Mr. Wagers. The agreement supersedes the prior supplemental retirement agreement that was in effect (the old agreement). The agreement provides for the payment of a supplemental retirement benefit equal to the executive’s “appreciation benefit.” The executive’s “appreciation benefit” is calculated based on the following formula: the sum of (i) the lesser of (A) the “prior benefit component” multiplied by the “issue price,” or (B) the executive’s accrued benefit under the old agreement as of December 11, 2009 multiplied by 3% per annum; (ii) the “stock award component” multiplied by the “issue price;” and (iii) the “stock ownership component,” multiplied by the “issue price.” The “prior benefit component” is determined by dividing Mr. Wagers’ accrued benefit under his old agreement as of December 11, 2009 by $1.44, which is the fair market value of Atlantic Coast Federal Corporation common stock on December 11, 2009. The “stock award component” is equal to 25% of the number of shares of Atlantic Coast Federal Corporation common stock awarded to the executive under the 2005 Recognition and Retention Plan that were still held by the executive as of December 11, 2009. The “stock ownership component” is equal to 75% of the amount of shares of Atlantic Coast Federal Corporation common stock that were beneficially owned by the executive as of December 11, 2009. The “issue price” is the average selling price of a share of Atlantic Coast Federal Corporation common stock over the 30 day period immediately preceding the conversion, minus $1.44. Atlantic Coast Bank will pay interest on the unpaid balance of the executive’s vested appreciation benefit at the rate of the monthly average of the three-month London Interbank Offered Rate (LIBOR) plus 275 basis points per annum until the appreciation benefit is paid in full.

Mr. Wagers became 15% vested in his appreciation benefit as a result of the completion of the second-step conversion on February 3, 2011. A portion of Mr. Wagers’ vested appreciation benefit was used to purchase Atlantic Coast Financial Corporation common stock that was issued in connection with the second-step conversion. Such purchased common stock is being held in a rabbi trust that was created by Atlantic Coast Bank.

 Mr. Wagers will become 100% vested upon the continued operation of Atlantic Coast Financial Corporation with before-tax income (disregarding any accrued liability under a nonqualified deferred compensation plan sponsored by Atlantic Coast Bank and Atlantic Coast Financial Corporation) for two consecutive calendar quarters following the closing of the conversion offering. Notwithstanding the foregoing, the Mr. Wagers will become 100% vested in his appreciation benefit upon the earlier of: (i) death, (ii) disability, (iii) involuntary termination, or (iv) the occurrence of a change in control of Atlantic Coast Bank or Atlantic Coast Financial Corporation. A committee designated by the board to administer each agreement has the right to accelerate the vesting of the executive’s appreciation benefit at any time.

Payment of the vested appreciation benefit will commence on the first business day of the month following Mr. Wagers’ normal retirement date, and will be payable in 180 equal monthly installments thereafter. All payments will be made in cash, provided, however, to the extent the appreciation benefit is invested in Atlantic Coast Financial Corporation common stock, then the appreciation benefit attributable to common stock will be distributed in-kind. The normal retirement date for Mr. Wagers is January 1, 2014. In the event of Mr. Wagers’ disability or separation from service prior to attaining the normal retirement date, he will be entitled to his vested appreciation benefit, payable in 180 equal monthly installments commencing on the first business day following the date of his disability or separation from service. If Mr. Wagers dies prior to attaining his normal retirement date, his beneficiary will be entitled to his appreciation benefit, payable in a lump sum on the first business day of the month following his normal retirement date. If a change in control of Atlantic Coast Financial Corporation or Atlantic Coast Bank occurs prior to Mr. Wagers’ normal retirement date, he will be paid his appreciation benefit in a lump sum within 30 days following such change in control.

Amended and Restated Supplemental Executive Retirement Plan. Atlantic Coast Bank adopted the Atlantic Coast Bank Amended and Restated Supplemental Executive Retirement Plan, which was originally established on November 1, 2004 and was most recently amended and restated on January 1, 2005. Each employee who is selected by the board of directors of Atlantic Coast Bank is eligible to participate in this plan. Mr. Buddenbohm is the only named executive officer participating in this plan.

Each participant in the plan is entitled to a supplemental retirement benefit equal to the executive’s “appreciation benefit.” The participant’s “appreciation benefit” is calculated based on the following formula: the “prior benefit” multiplied by the “issue price” multiplied by the “exchange ratio.” The “prior benefit” is the number of shares of Atlantic Coast Federal Corporation common stock equal to the participant’s accrued benefit under the plan as of December 11, 2009. The fair market value of Atlantic Coast Federal Corporation common stock as of December 11, 2009 used to determine the “prior benefit” is $1.44. The “issue price” is $10.00, which was the initial offering price of the common stock of Atlantic Coast Financial Corporation in connection with the second-step conversion. The “exchange ratio” is 0.196, which was used to determine the number of shares of common stock of Atlantic Coast Financial Corporation that were exchanged for each share of common stock of Atlantic Coast Federal Corporation as a result of the second-step conversion.

Each participant became 100% vested in the participant’s appreciation benefit as a result of the completion of the second-step conversion. Payment of the participant’s vested appreciation benefit will commence on January 1st of the year following the participant’s separation from service at or after attaining age 65 (the normal retirement age) and will be payable in 20 equal annual installments. If the participant’s separation from service occurs at or after attaining age 55 but before attaining the normal retirement age (the early retirement age), the participant’s appreciation benefit shall be reduced by 5% for each year the participant’s early retirement age is less than the normal retirement age. The reduced appreciation benefit will commence on January 1st of the year following the participant’s separation from service and will be payable in 20 equal annual installments.

Split Dollar Life Insurance Agreement. Atlantic Coast Bank has entered into an endorsement split-dollar life insurance agreement with Mr. Wagers. Under the agreement, if at the time of death Mr. Wagers is either employed by Atlantic Coast Bank or has retired from employment and has completed ten years of service with Atlantic Coast Bank measured from the effective date of the agreement, Mr. Wager’s beneficiary will be entitled to a life insurance benefit equal to three times his highest annual base salary in effect during the ten years prior to death or retirement. The life insurance policies are bank owned life insurance (BOLI) purchased with single premiums. Endorsements equal to the estimated death benefits of the BOLI policy provided coverage under the terms of the split-dollar agreements. In the event of a change in control of Atlantic Coast Financial or Atlantic Coast Bank, Mr. Wagers’ agreement will remain in effect regardless of his employment status with Atlantic Coast Bank or any successor following the change in control.

Tax-Qualified Benefit Plans

401(k) Plan. Atlantic Coast Bank maintains the Atlantic Coast Bank Employees’ Savings & Profit Sharing Plan and Trust, a tax-qualified defined contribution retirement plan, for all employees who have satisfied the 401(k) plan’s eligibility requirements. Employees who have completed three consecutive months of service will begin participation in the 401(k) plan on the first day of the month coinciding with or next following the date the employee has satisfied the eligibility requirements.

A participant may contribute up to 75% of his or her compensation to the 401(k) plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For the 2012 calendar year, the maximum salary deferral contribution that can be made by a participant is $17,000, provided however that a participant over age 50 may contribute an additional $5,500 to the 401(k) plan. In addition to salary deferral contributions, Atlantic Coast Bank will make a matching contribution equal to 50% of the first 6% of the compensation that is deferred by the participant during the plan year. A participant is always 100% vested in his or her salary deferral contributions. All employer contributions vest at a rate of 20% per year, beginning after the participant’s completion of his or her second year of service, such that the participant will be fully vested upon completion of six years of credited service. However, a participant will immediately become 100% vested in the employer contributions upon his or her death, disability, or attainment of age 60 while employed with Atlantic Coast Bank. Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement (age 60), age 59½ (while employed with Atlantic Coast Bank), death, disability, or termination of employment.

Each participant has an individual account under the 401(k) plan and may direct the investment of his or her account among a variety of investment options or vehicles available. In addition, participants in the 401(k) plan can purchase shares of Atlantic Coast Financial Corporation common stock through the Atlantic Coast Financial Corporation Stock Fund.

Employee Stock Ownership Plan. Atlantic Coast Financial Corporation maintains the Atlantic Coast Financial Corporation Employee Stock Ownership Plan. Employees of Atlantic Coast Financial Corporation and Atlantic Coast Bank who have been credited with at least 1,000 hours of service during a twelve-month period are eligible to participate in the employee stock ownership plan. As part of the initial public offering of Atlantic Coast Federal Corporation, the employee stock ownership plan borrowed funds from Atlantic Coast Federal Corporation and used those funds to purchase 465,520 shares of common stock, which served as collateral for the loan. The loan was scheduled to be repaid by Atlantic Coast Bank through discretionary contributions to the employee stock ownership plan over a period of ten years. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among the participants’ accounts as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the unallocated suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated to each eligible participant’s plan account, based on the ratio of each participant’s compensation to the total compensation of all eligible participants. Vested benefits will be payable generally upon the participants’ termination of employment, and will be paid in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash. However, participants have the right to elect to receive their benefits entirely in the form of common stock. Pursuant to FASB ASC Subtopic 718-40, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.

As a result of the second-step conversion, the 139,656 shares of Atlantic Coast Federal Corporation held in the suspense account were converted to 27,372 shares of Atlantic Coast Financial Corporation common stock, and all shares allocated to participants’ accounts were converted to shares of Atlantic Coast Financial Corporation common stock pursuant to the 0.1960 exchange ratio. In addition, the employee stock ownership plan purchased 68,434 of shares of Atlantic Coast Financial Corporation common stock issued in the conversion offering. The employee stock ownership plan funded its stock purchase with a loan from Atlantic Coast Financial Corporation equal to the aggregate purchase price of the common stock. This loan will be repaid principally through Atlantic Coast Bank’s contribution to the employee stock ownership plan and dividends payable on the common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal, which is currently 3.25%. Thereafter, the interest rate will adjust annually. The original loan from Atlantic Coast Federal Corporation to the employee stock ownership plan in connection with the initial public offering was refinanced and rolled into a new loan received by the employee stock ownership plan from Atlantic Coast Financial Corporation in connection with the second-step conversion.

The trustee will hold the shares purchased by the employee stock ownership plan and all remaining unallocated shares that were purchased in connection with the initial public offering (95,806 shares in the aggregate) in an unallocated suspense account, and shares will be released to the participants’ accounts as the new loan is repaid, on a pro-rata basis. The trustee will allocate the shares released among the participants’ accounts on the basis of each participant’s proportional share of eligible plan compensation relative to all participants’ proportional share of eligible plan compensation.

Director Compensation

Directors’ Summary Compensation Table. Set forth below is summary compensation for each of our non-employee directors for the year ended December 31, 2012.

Director Compensation(4)
Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards(1) ($)	Non-equity incentive plan compensation(2) ($)	Non-qualified deferred compensation earnings ($)	All other compensation(3) ($)	Total
Thomas F. Beeckler	24,321	—	—	—	—	—	24,321
Charles R. Carey(5)	7,848	—	—	—	—	—	7,848
Frederick D. Franklin, Jr. (6)	9,810	—	—	—	—	—	9,810
Charles E. Martin, Jr.	24,099	—	—	—	—	—	24,099
W. Eric Palmer	18,099	—	—	—	—	—	18,099
Jay S. Sidhu	25,196	—	—	—	—	83,333	108,529
John L. Linfante	24,473	—	—	—	—	—	24,473
Forrest W. Sweat, Jr.	25,178	—	—	—	—	—	25,178
H. Dennis Woods	23,544	—	—	—	—	—	23,544
Bhanu Choudhrie	23,544	—	—	—	—	—	23,544

(1)	No stock option or stock awards were granted to directors in 2012.
(2)	Directors earned no incentive compensation under any incentive program in 2012.
(3)	For the year ended December 31, 2012 Mr. Sidhu was paid a consulting fee under a three year contract for service through March 14, 2014; no director received perquisites or personal benefits, which exceeded $10,000.
(4)	As of December 31, 2012 each noted director, with the exception of Mr. Choudhrie had 5,379 outstanding option awards.
(5)	Mr. Carey resigned from the board of directors effective June 2, 2012.
(6)	Mr. Franklin’s term ended May 11, 2012.

Cash Compensation

Members of the board of directors of Atlantic Coast Bank do not receive separate compensation for their service on the board of directors or the committees of Atlantic Coast Financial Corporation.

Members of Atlantic Coast Financial Corporation’s board of directors receive a fee of $1,962 per month. Employee members do not receive board fees. The chairman of the board receives a fee of $2,375 monthly and the vice-chairman of the board and chairman of the audit committee both receive a fee of $2,073 monthly. Other than described above, committee members are not separately compensated for their service.

Incentive Program

Atlantic Coast Bank did not establish its annual and quarterly cash incentive programs for 2012. Therefore, Atlantic Coast Bank did not pay annual or quarterly incentive awards to any director in 2012.

Director Plans

Consulting Agreement with Mr. Sidhu. May 13, 2011, Mr. Sidhu was appointed by the Board of Directors as non-executive Chairman of the Board of Atlantic Coast Financial Corporation and accordingly resigned as Executive Chairman of Atlantic Coast Financial Corporation. In conjunction with Mr. Sidhu’s resignation, Atlantic Coast Financial Corporation and Mr. Sidhu entered into a consulting agreement, which became effective retroactive to April 1, 2011. The Consulting Agreement superseded and replaced in its entirety Mr. Sidhu’s prior Employment Agreement with Atlantic Coast Financial Corporation.

The Consulting Agreement is for a three-year term and provides that Mr. Sidhu will assist Atlantic Coast Financial Corporation with advice on operating, personnel, business and tax planning strategies in addition to assistance on future capital raising initiatives. He will receive $250,000 in compensation over the three-year term of the Consulting Agreement. Mr. Sidhu is also entitled to an incentive bonus of $500,000 if Atlantic Coast Financial Corporation reverses (and fully realizes as capital) by December 31, 2014, the entire valuation reserve established by Atlantic Coast Financial Corporation with respect to its net deferred federal and state income tax asset of $20.7 million as of December 31, 2010, and the accounting treatment with respect to the valuation reserve has been agreed to by Atlantic Coast Financial Corporation’s independent accounting firm as being in accordance with generally accepted accounting principles.

2005 Stock Option Plan and 2005 Recognition and Retention Plan. The directors are eligible to participate in the 2005 Stock Option Plan and the 2005 Recognition and Retention Plan. Please see the description of the plans set forth under Executive Compensation – Benefit Plans for further details.

Director Stock Purchase Plan. The Atlantic Coast Financial Corporation Director Stock Purchase Plan was adopted on June 1, 2010 to encourage and facilitate the purchase of shares of Atlantic Coast Financial Corporation common stock by directors. Under the plan, 29,400 shares of Atlantic Coast Financial Corporation common stock may be issued, with an annual increase of 9,800 shares to be added to the plan on the first day of each calendar year, starting on January 1, 2011, as adjusted as a result of the second-step conversion. Stock subject to purchase under the plan will be shares of Atlantic Coast Financial Corporation common stock that have been authorized but unissued, or have been previously issued, or both.

The plan is open to all directors of Atlantic Coast Financial Corporation. Each participant must enter into a stock purchase agreement with Atlantic Coast Financial Corporation, which will state the number of shares of common stock that are eligible to be purchased by the participant during a specified period of time beginning on the offering date and ending on a purchase date established by the compensation committee (the purchase period), provided however that the purchase period does not last longer than 27 months following the offering date. The agreement will also provide the purchase price of the shares of common stock that are eligible to be purchased by the participant. However, the purchase price of a share of common stock will be not less than 85% of its fair market value on the date of the stock purchase agreement.

During the purchase period, the participant will designate a fixed dollar amount of his or her director fees to be withheld for the purchase of common stock equal to the purchase price of the shares that are eligible to be purchased by the participant, as adjusted as result of the second-step conversion. Atlantic Coast Financial Corporation or the appropriate participating subsidiary will credit these amounts to a plan account. Accounts are not credited with interest. The amount of deductions will remain in effect until changed by the participant and will remain in effect for successive purchase periods. The compensation committee will determine how often participants may change their deferral elections during a purchase period. A participant’s stock purchases during a calendar year may not exceed the total dollar amount or number of shares specified by the compensation committee.

At the end of the purchase period, if the fair market value of a share of common stock is equal to or greater than the purchase price specified in the stock purchase agreement, the shares covered by the agreement automatically will be purchased by the participant with the funds held on behalf of the participant in the plan account. However, the participant may elect not to purchase any shares or to purchase fewer than all of the shares covered by the agreement. Any balance in the plan account held on behalf of the participant after purchase of the shares, will be paid to the participant. If a participant does not purchase any shares, all funds in the plan account held on his or her behalf will be paid to the participant. The number of shares the participant purchases on each purchase date is determined by dividing the total amount of payroll deductions withheld from the participant’s compensation since the prior purchase date by the purchase price. As soon as practicable after each purchase date, the custodian will cause to be credited to the participant’s account the number of shares of common stock with respect to which the participant exercised his or her purchase rights under the plan.

Termination of a participant’s services for any reason, including disability or death or the failure of the participant to remain continuously employed by Atlantic Coast Financial Corporation, Atlantic Coast Bank or a subsidiary will terminate his or her participation in the plan immediately. Fees contributed to the participant’s account shall be returned to him or her or, in the case of death, to the person or persons entitled thereto in accordance with the plan.

Director Retirement Plan. Atlantic Coast Bank has adopted the Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan, effective June 17, 2010. Each member of the board of directors of Atlantic Coast Bank is eligible to participate in the plan. As a result of the completion of the second-step conversion, each participant is entitled to receive his or her “appreciation benefit.” The participant’s “appreciation benefit” will be payable in equal monthly installments of 120 months, commencing on the first day of the month following the completion of the second-step conversion.

The participant’s “appreciation benefit” is calculated based on the following formula: the sum of (i) the lesser of (A) the “prior benefit component” multiplied by the “issue price,” or (B) the executive’s accrued benefit under the old agreement as of December 11, 2009 multiplied by 3% per annum, (ii) the “stock award component” multiplied by the “issue price,” and (iii) the “stock ownership component,” multiplied by the “issue price.” The “prior benefit component” is determined by dividing the director’s accrued benefit under the plan as of December 11, 2009 by $1.44, which is the fair market value of Atlantic Coast Federal Corporation common stock on December 11, 2009. The “stock award component” is equal to 25% of the number of shares of Atlantic Coast Federal Corporation common stock awarded to the participant under the 2005 Recognition and Retention Plan that were still held by the participant as of December 11, 2009. The “stock ownership component” is equal to 75% of the amount of shares of Atlantic Coast Federal Corporation common stock that were beneficially owned by the participant as of December 11, 2009. The “issue price” is the average selling price of a share of Atlantic Coast Federal Corporation common stock over the 30 day period immediately preceding the conversion, minus $1.44. The aggregate value of the “prior benefit component,” the “stock award component,” and the “stock ownership component” will be adjusted in accordance with the exchange ratio. Atlantic Coast Bank will pay interest on the unpaid balance of the participant’s appreciation benefit at the rate of the monthly average of the three-month LIBOR plus 275 basis points per annum until the appreciation benefit is paid in full.

Each participant became 100% vested in his appreciation benefit as a result of the completion of the second-step conversion on February 3, 2011. A portion of the participant’s vested appreciation benefit was used to purchase Atlantic Coast Financial Corporation common stock that was issued in connection with the second-step conversion. Such purchased common stock is being held in a rabbi trust that was created by Atlantic Coast Bank. As a result, to the extent the participant’s appreciation benefit is invested in Atlantic Coast Financial Corporation common stock, then the participant’s appreciation benefit attributable to common stock will be distributed in-kind. Due to the Consent Order with the OCC and relevant federal banking regulations no distributions are currently being made to directors from the Director Retirement Plan.

Director Deferred Fee Plan. Atlantic Coast Financial Corporation adopted the Atlantic Coast Financial Corporation Amended and Restated 2005 Director Deferred Fee Plan, effective January 1, 2005. The plan allows for a participant to elect to defer a portion of his or her director fees to the plan. All amounts contributed to the plan are credited to a bookkeeping account established on behalf of each participant. The participant’s account balance will be credited with earnings based on the participant’s choice among the investment alternatives made available under plan. However, participants will not be permitted to invest in Atlantic Coast Financial Corporation common stock. Each participant will have the right to elect for the payment of his or her account balance to commence on either a specified date or within 30 days following his or her separation from service (the “commencement date”). However, the participant’s account balance may be paid out prior to the commencement date due to the participant’s death or disability, or a change in control of Atlantic Coast Financial Corporation. Generally, the participant’s account balance will be payable in a lump sum distribution. However, a participant can elect for his or her account balance to be payable in equal monthly installments over a period not to exceed 10 years.

Director Deferred Compensation Plan for Equity. Atlantic Coast Financial Corporation adopted the Atlantic Coast Financial Corporation Amended and Restated 2007 Director Deferred Compensation Plan for Equity. The plan allows for a participant to defer receipt of board fees and annual cash incentives to the plan, which will be used to purchase “phantom shares.” Each phantom share will be deemed to be acquired at the prevailing market rate of Atlantic Coast Financial Corporation common stock, and will be credited to a bookkeeping account established on behalf of each participant. The account will be maintained in phantom shares for the duration of the participant’s participation in the plan. To the extent dividends are issued on Atlantic Coast Financial Corporation common stock, dividends will be credited to the phantom shares in the same proportion as the actual dividends are credited to Atlantic Coast Financial Corporation common stock.

Each participant became 100% vested in his appreciation benefit as a result of the completion of the second-step conversion on February 3, 2011. A portion of the participant’s vested appreciation benefit was used to purchase Atlantic Coast Financial Corporation common stock that was issued in connection with the second-step conversion. Such purchased common stock is being held in a rabbi trust that was created by Atlantic Coast Bank. As a result, to the extent the participant’s appreciation benefit is invested in Atlantic Coast Financial Corporation common stock, then the participant’s appreciation benefit attributable to common stock will be distributed in-kind. Due to the Consent Order with the OCC and relevant federal banking regulations no distributions are currently being made to directors from the Director Retirement Plan.

Director Emeritus Program. Atlantic Coast Bank adopted the Atlantic Coast Bank Director Emeritus Plan, effective January 1, 2005. The plan provides three former retired directors with additional retirement benefits to recognize their significant and valued contributions to Atlantic Coast Bank. Two former directors are currently participating in the plan and are being paid a normal retirement benefit of $10,000 per year, payable in monthly installments for nine years that commenced on the 30th day following their retirement from the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding
Mendon Capital Advisors Corp 150 Allens Creek Road Rochester, NY 14618	147,974(2)	5.83%

Atlantic Coast Financial Corporation Employee Stock Ownership Plan Trust 10151 Deerwood Park Blvd, Building 200, Suite 100 Jacksonville, Florida 32256	138,757(3)	5.30%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if such person has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)	Based on a Schedule 13G/A filed with the Securities Exchange Commission on February 15, 2013, Mendon Capital Advisor Corp. has sole voting and investment power over 73,987 shares and shared voting and investment power over 73,987 shares.
(3)	Based on a Schedule 13G/A filed with the Securities Exchange Commission on February 1, 2013, the Employee Stock Ownership Plan has sole voting power over 86,226 shares and shared voting power over 52,531shares.

Name (1)	Age(2)	Positions Held with Atlantic Coast Financial Corporation	Director Since (3)	Term to Expire	Shares of Common Stock Beneficially Owned (4)		Percent of Class

DIRECTORS
Thomas F. Beeckler	66	Director	2005	2013	18,638	(5)	*
Bhanu Choudhrie	34	Director	2010	2015	120,000	(6)	4.4%
G. Thomas Frankland	66	Director, President and Chief Executive Officer	2010	2014	18,454	(7)	*
John J. Linfante	66	Chairman	2012	2015	—		—
Charles E. Martin, Jr.	66	Director	1982	2013	17,786	(8)	*
W. Eric Palmer	50	Director	2005	2014	8,762	(9)	*
Jay S. Sidhu	61	Director	2010	2014	60,990	(10)	2.3%
Forrest W. Sweat, Jr.	55	Director	2001	2013	24,149	(11)	*
H. Dennis Woods	67	Director	1987	2015	11,530	(12)	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Thomas B. Wagers, Sr.	55	Senior Vice President and Chief Financial Officer	N/A	N/A	22,990	(13)	*
Phillip S. Buddenbohm**	42	Senior Vice President – Chief Risk Officer	N/A	N/A	7,087	(14)	*

All directors and executive officers as a group (11 persons)					310,386		11.5%

*	Less than 1%.
**	Phillip S. Buddenbohm is an officer of Atlantic Coast Bank only.
(1)	The mailing address for each person listed is 10151 Deerwood Park Blvd. Bldg. 200, Suite 100, Jacksonville, FL 32256.
(2)	As of March 20, 2013.
(3)	Reflects initial appointment to the board of directors of Atlantic Coast Federal Credit Union, the predecessor to Atlantic Coast Bank for directors Woods and Martin. Each director of Atlantic Coast Financial Corporation, with the exception of Messrs. Sidhu and Choudhrie, is also a director of Atlantic Coast Bank.
(4)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if such person has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(5)	Includes 4,673 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013 and 2,771 shares of common stock held in a director retirement plan account.
(6)	All 120,000 shares of common stock are held by a company controlled by Mr. Choudhrie.
(7)	Includes 13,065 shares of common stock held in Mr. Frankland’s individual retirement account, 5,000 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013, and 389 shares held in Mr. Frankland’s employee stock ownership plan account.
(8)	Includes 151 shares of common stock held in Mr. Martin’s individual retirement account, 196 shares owned by Mr. Martin’s spouse, 4,673 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013, 6,305 shares of phantom stock and 1,972 shares of common stock held in director retirement plan accounts.
(9)	Includes 19 shares of common stock held by Mr. Palmer’s children, 4,673 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013 and 622 shares of common stock held in a director retirement plan account.
(10)	Includes 7,840 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013 and 1,759 shares of common stock held in Mr. Sidhu’s 401(k) plan account.
(11)	Includes 7,006 shares of common stock held in Mr. Sweat’s individual retirement accounts, 3,489 shares of common stock held in Mr. Sweat’s spouse’s individual retirement account, 4,673 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013 and 1,829 shares of common stock held in a director retirement plan account.
(12)	Includes 4,673 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013.
(13)	Includes 4,509 shares of common stock held in Mr. Wagers’ 401(k) plan account, 2,045 shares held in Mr. Wagers’ employee stock ownership plan account, 5,000 shares of common stock held in Mr. Wagers’ supplemental retirement agreement account and 6,512 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013.
(14)	Includes 265 shares of common stock held in Mr. Buddenbohm’s 401(k) plan account, 2,842 shares that can be acquired pursuant to stock options within 60 days of March 20, 2013 and 1,478 shares held in Mr. Buddenbohm’s employee stock ownership plan account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

Loans to Directors and Officers. Atlantic Coast Bank has a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions as those of comparable transactions with unaffiliated third parties prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, all loans to directors and executive officers are approved by at least a majority of the independent, disinterested members of the board of directors.

All loans Atlantic Coast Bank makes to its directors and executive officers are subject to regulations restricting loans and other transactions with affiliated persons of Atlantic Coast Bank. Loans to all directors and executive officers and their associates totaled approximately $1.6 million at December 31, 2012. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2012.

Director Independence

The board of directors consists of a majority of “independent directors” within the meaning of the NASDAQ corporate governance listing standards. The board of directors has determined that each of our directors is “independent” within the meaning of the NASDAQ corporate governance listing standards with the exception of G. Thomas Frankland and Jay S. Sidhu who are President and Chief Executive Officer and the former Executive Chairman of Atlantic Coast Financial Corporation, respectively. The board of directors has adopted a policy that the independent directors of the board shall meet in executive session periodically, which meetings may be held in conjunction with regularly scheduled board meetings.

In determining the independence of the non-executive directors, the board of directors reviewed the following transactions: (1) loans from Atlantic Coast Bank made to Directors Martin, Sweat, Palmer and Beeckler.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Atlantic Coast Financial Corporation’s independent registered public accounting firm for the year ended December 31, 2012 was McGladrey LLP. The Company also engaged the services of Crowe Horwath LLP for consultation on certain tax and capital raising matters. Set forth below is certain information concerning aggregate fees billed for professional services rendered by McGladrey LLP and Crowe Horwath LLP, during the fiscal years ended December 31, 2012 and 2011. The aggregate fees included in the audit category were fees billed for the fiscal years for the audit of our annual financial statements and the review of our quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the noted fiscal years.

	2012	2011

Audit Fees	$360,225	$238,000
Audit Related Fees	81,722	143,482
Tax Fees	56,500	60,500
All Other Fees	22,250	159,919

Audit Fees. Audit fees of $360,225 and $238,000 in fiscal 2012 and 2011, respectively, were for the audit of our consolidated financial statements. The audit fees for both fiscal 2012 and 2011 include fees relating to review of the financial statements included in our quarterly reports on Form 10-Q and review of our Annual Report on Form 10-K.

Audit-Related Fees. Audit related fees for $81,722 in fiscal year 2012 were for annual benefit plan audits of our Employee Stock Ownership Plan and our 401(k) plan of $46,722 and for the annual audits and reports on our financial statements, internal control and compliance for HUD assisted programs of $35,000. Audit related fees for $143,482 in fiscal year 2011 were for annual benefit plan audits of our Employee Stock Ownership Plan and our 401(k) plan of $44,278 and for the annual audits and reports on our financial statements, internal control and compliance for HUD assisted audits of $37,000. Audit-related fees above for 2011 also included fees of $62,204 paid for audits and reports on our 2010 financial statements, internal control, and compliance for HUD assisted programs completed during fiscal 2011.

Tax Fees. Tax fees of $56,500 and $60,500 in fiscal years 2012 and 2011, respectively, were for services related to tax compliance and tax planning.

All Other Fees. All other fees in fiscal 2012 and 2011 were fees payable to McGladrey LLP and Crowe Horwath LLP for their work relating to non-audit accounting matters. In 2011 these fees also included fees for their work related to capital raising activities for Atlantic Coast Financial Corporation including the second-step conversion in 2011.

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee has delegated pre-approval authority to its chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibits

2.1	Merger Agreement with Bond Street Holdings, Inc. [1]
3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation [2]
3.2	Bylaws of Atlantic Coast Financial Corporation [3]
4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation [4]
10.1	Employee Stock Ownership Plan [5]
10.2	Employment Agreement with Thomas B. Wagers, Sr. [6]
10.3	Amended and Restated 2005 Director Retirement Plan [7]
10.4	Atlantic Coast Financial Corporation 2005 Stock Option Plan [8]
10.5	Atlantic Coast Financial Corporation 2005 Recognition and Retention Plan [9]
10.6	Split Dollar Life Insurance Agreement with Thomas B. Wagers, Sr. [10]
10.7	Atlantic Coast Federal Corporation 2008 Executive Deferred Compensation Plan [11]
10.8	Fourth Amended and Restated Supplemental Executive Retirement Agreement with Thomas B. Wagers, Sr. [12]
10.9	Supplemental Executive Retirement Agreement with Phillip S. Buddenbohm
10.10	Consulting Agreement with Jay S. Sidhu [13]
10.11	Non-compete and Non-solicitation Agreement with Thomas B. Wagers, Sr. [14]
10.12	Non-compete and Non-solicitation Agreement with Phillip S. Buddenbohm
10.13	Atlantic Coast Federal Corporation Employee Stock Purchase Plan [15]
10.14	Atlantic Coast Federal Corporation Director Stock Purchase Plan [15]
10.15	Atlantic Coast Federal Corporation Amended and Restated 2005 Director Deferred Fee Plan [16]
10.16	Atlantic Coast Federal Corporation Amended and Restated 2007 Director Deferred Compensation Plan for Equity [17]
10.17	Atlantic Coast Bank Director Emeritus Plan [18]
10.18	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan [19]
10.19	Consent Order with the Office of the Comptroller of the Currency [20]
21	Subsidiaries of Registrant
23.1	Consent of McGladrey LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	XBRL Taxonomy Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

______________________________

1	Incorporated by reference to Exhibit 2.1 of Atlantic Coast Financial Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on February 26, 2013.
2	Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
3	Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
4	Incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
5	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
6	Incorporated by reference to Exhibit 10.25 of the registrant’s Amendment No. 3 to the Form S-1 Registration Statement, originally filed with the Securities and Exchange Commission on October 29, 2010.
7	Incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
8	Incorporated by reference to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2005.
9	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.
10	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on January 7, 2010.
11	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report originally filed with the Securities and Exchange Commission on February 12, 2008.
12	Incorporated by reference to Exhibit 10.12 of Atlantic Coast Financial Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 28, 2012.
13	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K current Report, originally filed with the Securities and Exchange Commission on May 18, 2011.
14	Incorporated by reference to Exhibit 10.9 of Atlantic Coast Federal Corporation’s Form 8-K current Report originally filed with the Securities and Exchange Commission on May 14, 2010.
15	Incorporated by reference to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2010.
16	Incorporated by reference to Exhibit 10.6 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
17	Incorporated by reference to Exhibit 10.15 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
18	Incorporated by reference to Exhibit 10.14 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
19	Incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
20	Incorporated by reference to Exhibit 10.1 of Atlantic Coast Financial Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on August 14, 2012.

*	We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report. We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION

Date: April 1, 2013	By:	/s/ G. Thomas Frankland

G. Thomas Frankland
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ G. Thomas Frankland	By:	/s/ Thomas B. Wagers, Sr.
	G. Thomas Frankland President, Chief Executive Officer and Director (Principal Executive Officer)		Thomas B. Wagers, Sr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
	Date: April 1, 2013		Date: April 1, 2013

By:	/s/ Thomas F. Beeckler	By:	/s/ John J. Linfante
	Thomas F. Beeckler Director		John J. Linfante Director
	Date: April 1, 2013		Date: April 1, 2013

By:	/s/ Charles E. Martin, Jr.	By:	/s/ W. Eric Palmer
	Charles E. Martin, Jr. Director		W. Eric Palmer Director
	Date: April 1, 2013		Date: April 1, 2013

By:	/s/ H. Dennis Woods	By:	/s/ Forrest W. Sweat, Jr.
	H. Dennis Woods Director		Forrest W. Sweat, Jr. Director
	Date: April 1, 2013		Date: April 1, 2013

By:		By:
	Jay Sidhu Director		Bhanu Choudhrie Director
	Date: April 1, 2013		Date: April 1, 2013

