Form 10-Q
period 2013-03-31
Atlantic Coast Financial CORP
filed 2013-05-15
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

2,629,061 shares of common stock, $0.01 par value, outstanding as of May 8, 2013

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$3,900	$7,490
Short-term interest-earning deposits	73,586	60,338
Total cash and cash equivalents	77,486	67,828
Securities available-for-sale	154,371	159,745
Portfolio loans, net of allowance of $10,466 in 2013 and $10,889 in 2012	407,473	421,201
Other loans:
Held-for-sale	2,770	4,089
Warehouse	54,055	68,479
Total other loans	56,825	72,568
Federal Home Loan Bank stock, at cost	5,879	7,260
Land, premises and equipment, net	14,436	14,584
Bank owned life insurance	15,863	15,764
Other real estate owned	10,139	8,065
Accrued interest receivable	1,949	2,035
Other assets	3,157	3,569
Total assets	$747,578	$772,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$46,249	$41,904
Interest-bearing demand	74,495	73,490
Savings and money market	174,692	181,708
Time	206,918	202,658
Total deposits	502,354	499,760
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	110,000	135,000
Accrued expenses and other liabilities	5,077	4,799
Total liabilities	710,231	732,359

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, 2,629,061 issued and outstanding at March 31, 2013 and December 31, 2012	26	26
Additional paid-in capital	56,111	56,132
Common stock held by:
Employee stock ownership plan shares of 85,030 at March 31, 2013 and 86,227 at December 31, 2012	(1,847)	(1,873)
Benefit plans	(331)	(338)
Retained deficit	(16,412)	(14,373)
Accumulated other comprehensive income (loss)	(200)	686
Total stockholders’ equity	37,347	40,260
Total liabilities and stockholders’ equity	$747,578	$772,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Interest and dividend income:
Loans, including fees	$6,961	$7,873
Securities and interest-earning deposits in other financial institutions	574	876
Total interest and dividend income	7,535	8,749
Interest expense:
Deposits	882	1,245
Federal Home Loan Bank advances	1,134	1,325
Securities sold under agreements to repurchase	1,182	1,196
Total interest expense	3,198	3,766
Net interest income	4,337	4,983
Provision for loan losses	1,234	3,475
Net interest income after provision for loan losses	3,103	1,508

Noninterest income:
Service charges and fees	747	784
Gain on sale of loans held-for-sale	334	610
Bank owned life insurance earnings	99	116
Interchange fees	395	403
Other	140	242
Total noninterest income	1,715	2,155

Noninterest expense:
Compensation and benefits	2,276	2,190
Occupancy and equipment	483	516
FDIC insurance premiums	440	275
Foreclosed assets, net	(18)	(153)
Data processing	330	330
Outside professional services	888	775
Collection expense and repossessed asset losses	912	486
Other	1,546	953
Total noninterest expense	6,857	5,372

Loss before income tax expense (benefit)	(2,039)	(1,709)
Income tax expense (benefit)	-	-
Net loss	$(2,039)	$(1,709)

Loss per common share:
Basic	$(0.81)	$(0.69)
Diluted	$(0.81)	$(0.69)

Dividends declared per common share	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(2,039)	$(1,709)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(886)	721
Less reclassification adjustments for (gains) losses recognized in income	-	-
Net unrealized gains (losses)	(886)	721
Income tax effect	-	-
Net of tax effect	(886)	721

Total other comprehensive income (loss)	(886)	721

Comprehensive loss	$(2,925)	$(988)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

For the three months ended March 31, 2013:

Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$40,260
Employee stock ownership plan shares earned, 1,197 shares	-	(22)	26	-	-	-	4
Management restricted stock expense	-	1	-	-	-	-	1
Stock options expense	-	7	-	-	-	-	7
Distribution from Rabbi Trust	-	(7)	-	7	-	-	-
Net loss	-	-	-	-	(2,039)	-	(2,039)
Other comprehensive loss	-	-	-	-	-	(886)	(886)
Balance at March 31, 2013	$26	$56,111	$(1,847)	$(331)	$(16,412)	$(200)	$37,347

For the three months ended March 31, 2012:

Balance at December 31, 2011	$26	$56,186	$(1,977)	$(351)	$(7,706)	$116	$46,294
Employee stock ownership plan shares earned, 1,197 shares	-	(23)	26	-	-	-	3
Management restricted stock expense	-	9	-	-	-	-	9
Stock options expense	-	10	-	-	-	-	10
Distribution from Rabbi Trust	-	188	-	(201)	-	-	(13)
Net loss	-	-	-	-	(1,709)	-	(1,709)
Other comprehensive income	-	-	-	-	-	721	721
Balance at March 31, 2012	$26	$56,370	$(1,951)	$(552)	$(9,415)	$837	$45,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,039)	$(1,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,234	3,475
Gain on sale of loans held-for-sale	(334)	(610)
Originations of loans held-for-sale	(2,390)	(13,704)
Proceeds from sales of loans held-for-sale	4,042	13,886
Foreclosed assets, net	(18)	(153)
Loss on disposal of equipment	-	6
Employee stock ownership plan compensation expense	4	3
Share-based compensation expense	8	19
Amortization of premiums and deferred fees, net of accretion of discounts on securities and loans	445	117
Depreciation expense	163	194
Net change in accrued interest receivable	86	228
Net change in cash surrender value of bank owned life insurance	(99)	(116)
Net change in other assets	412	(89)
Net change in accrued expenses and other liabilities	278	(755)
Net cash provided by operating activities	1,792	792

Cash flows from investing activities:
Proceeds from maturities and payments of securities available-for-sale	9,102	7,756
Purchase of securities available-for-sale	(5,113)	(12,419)
Funding of warehouse loans	(277,085)	(175,394)
Proceeds from repayments of warehouse loans	291,509	178,042
Net change in portfolio loans	8,268	16,187
Expenditures on premises and equipment	(15)	(56)
Proceeds from sale of other real estate owned	2,225	1,607
Redemption of Federal Home Loan Bank stock	1,381	-
Net cash provided by investing activities	30,272	15,723

Cash flows from financing activities:
Net increase (decrease) in deposits	2,594	(10,401)
Repayment of Federal Home Loan Bank advances	(25,000)	-
Shares purchased for and distributions from Rabbi Trust	-	(14)
Net cash used in financing activities	(22,406)	(10,415)

Net increase in cash and cash equivalents	9,658	6,100
Cash and cash equivalents, beginning of period	67,828	41,017
Cash and cash equivalents, end of period	$77,486	$47,117

Supplemental disclosures of cash flow information:
Interest paid	$3,233	$3,788
Income taxes paid	$-	$-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$4,281	$818
Loans transferred to held-for-sale	$-	$866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1. BASIS OF PRESENTATION

It should be noted the accompanying unaudited condensed consolidated financial statements include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). The consolidated financials also include First Community Financial Services, Inc. (FCFS), an inactive wholly owned subsidiary of Atlantic Coast Bank. All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” are used interchangeably throughout this Quarterly Report on Form 10-Q.

The accompanying condensed consolidated balance sheets as of December 31, 2012, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The 2012 Atlantic Coast Financial Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation. The reclassifications have no effect on net loss or stockholders’ equity as previously reported.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

To prepare unaudited condensed consolidated financial statements in conformity with U.S. GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Estimates associated with the allowance for loan losses, realization of deferred tax assets, and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

Impact of Certain Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires new footnote disclosures of items reclassified from accumulated other comprehensive income to net income. The new guidance is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the guidance for the first quarter of 2013, there was no impact on the Company’s financial statements or results of operations but future filings may include additional disclosures related to reclassifications from accumulated other comprehensive income to net income.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 2. MATERIAL UNCERTAINTIES

The Company recorded an operating loss in the first quarter of 2013 of $2.0 million, resulting in a retained deficit of $16.4 million as of March 31, 2013. Prior to 2013, the Company had recorded five consecutive years of operating losses aggregating $63.3 million. During the period from January 1, 2008 until March 31, 2013 the Bank has recorded provision for loan losses of $89.2 million, goodwill impairment of $2.8 million, other than temporary impairment of investment securities of $5.1 million and has a full valuation reserve for deferred tax assets totaling $29.3 million. The Company’s earnings capability is also impacted by the expense of its long term debt, which at March 31, 2013 had a weighted average rate of 4.56% with collective prepayment penalties to extinguish the debt of $27.7 million. The uncertainty about future provision for loan losses and other credit costs, and the impact on net interest income of the expense of the long term debt combined with continued decline in yields on interest-earning assets creates uncertainty about the Company’s ability to attain profitability.

During 2012 the Bank’s contingent sources of liquidity to meet loan demand or other liquidity needs became limited due to reductions in approved borrowing limits with the Federal Reserve Bank of Atlanta (the FRB) and the FHLB. In July 2012 the FRB notified the Bank that it was not eligible to participate in its Primary Borrowing program but may be eligible to borrow under its Secondary Borrowing program under limited circumstances. Due to declining credit ratings and reduced collateral values, the Bank’s borrowing capacity at the FHLB was $0.6 million as of March 31, 2013. The Bank had unpledged securities of $21.1 million as of March 31, 2013 acting as additional contingent liquidity in the event the Bank’s cash and cash equivalents, which totaled $77.5 million at the end of the first quarter of 2013, was not sufficient to meet liquidity demand. Under the Consent Order (the Order) the Bank is prohibited from renewing or increasing Broker Deposits without the prior approval of the OCC. The Bank’s holding company does not have meaningful liquid resources and therefore is not an immediate source of liquidity support for the Bank. In the event of a sudden decline in deposits, or a reduction in deposits over time, the Bank’s liquidity resources may not be sufficient to meet demands.

The Bank’s long-term debt which is comprised of $92.8 million of structured notes in connection with a reverse repurchase agreement and $110.0 million of FHLB debt are collateralized by investment securities and portfolio loans. Under the terms of the debt, the Bank must maintain collateral requirements as defined by the counterparties. Failure to maintain the required collateral would constitute a default under the debt agreements that would result in the counterparties having the option to call the debt including prepayment fees which were $27.7 million as of quarter-end. In the event the debt were called and depending on the exact amount of these penalties at the time of repayment, the Bank may be deemed to be less than adequately capitalized which could result in additional restrictions and directives from its regulators.

The Board of Directors of the Bank entered into the Order with the OCC on August 10, 2012, that among other matters, required that the Bank achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and a Tier 1 capital ratio of 9.00% of adjusted total assets. As of December 31, 2012 these ratios were 9.79% and 5.13%, respectively. Under applicable banking regulations for undercapitalized banks such a determination could result in additional restrictions and directives from the OCC and the FDIC that could include sale, liquidation, or federal conservatorship or receivership of the Bank. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

In November 2011 the Company’s Board of Directors began a review of the strategic alternatives available to it to address its capital needs.

NOTE 3. MERGER AGREEMENT WITH BOND STREET HOLDINGS, INC.

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 3. MERGER AGREEMENT WITH BOND STREET HOLDINGS, INC. (continued)

Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the Merger will be converted into the right to receive $5.00 in cash. Of this amount, (i) $3.00 per share in cash will be payable to stockholders following the closing of the Merger; (ii) $2.00 per share in cash will be held in an escrow account and will be available to cover losses from stockholder claims, net of payments received under insurance policies covering such losses, for one year following the closing of the Merger or until the final resolution of such claims, if later. Any remaining cash will be payable to stockholders of the Company.

On April 22, 2013, the Company and the Bank entered into Amendment Number 1 to the Merger Agreement (the Amended Merger Agreement) with Bond Street and Florida Community Bank. The Amended Merger Agreement eliminated the transaction’s $2.00 per share contingency consideration. Under the terms of the Amended Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the merger will be converted into the right to receive $5.00 in cash at closing.

The Merger Agreement and the transactions contemplated thereby remain subject to the approval of the stockholders of the Company, regulatory approvals and other customary closing conditions. On May 10, 2013, Bond Street received approval from the FRB for application to acquire the Company and the Bank. Closing of the Merger is expected to occur by the end of the second quarter of 2013.

Current Litigation Relating to the Merger

On March 7, 2013, Lucas Lindsey filed a stockholder class action lawsuit in the Circuit Court of Baltimore City, Maryland against the Company, the Bank, the directors of the Company, Bond Street and Florida Community Bank. The lawsuit purports to be brought directly on behalf of all of the Company’s public stockholders and derivatively on behalf of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take steps necessary to obtain a fair, adequate and maximum price for the common stock, and that Bond Street and Florida Community Bank aided and abetted the Company’s directors’ alleged breaches of fiduciary duty. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

On April 4, 2013, Lucas Lindsey filed an amended complaint adding new factual allegations and dropping the Company’s directors Jay Sidhu and Bhanu Choudhrie as defendants. In particular, the amended complaint alleges that the disclosures provided to the Company’s stockholders, as set forth in the preliminary proxy statement filed with the SEC on March 27, 2013, failed to provide required material information necessary for the Company’s stockholders to make a fully informed decision concerning the merger. The amended complaint also includes additional allegations that the proposed common stock purchase price is inadequate and unfair.

On April 15, 2013, the Lindsey lawsuit was removed from the Circuit Court of Baltimore City to the Federal Court in the District of Maryland.

On March 18, 2013, Jason Laugherty filed a stockholder class action lawsuit in the Circuit Court of Baltimore City, Maryland against the Company, the directors of the Company and Bond Street. The lawsuit purports to be brought directly on behalf of all of the Company’s public stockholders and alleges that the directors of the Company breached their fiduciary duties to the stockholders as a result of their attempt to sell the Company by means of an unfair process and for an unfair price. In addition, the lawsuit alleges that Bond Street aided and abetted the Company’s directors’ alleged breaches of fiduciary duty. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of Atlantic Coast Financial stockholders and/or rescission of the proposed merger transaction.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 3. MERGER AGREEMENT WITH BOND STREET HOLDINGS, INC. (continued)

Both the Company and Bond Street believe that both lawsuits are meritless and intend to vigorously defend themselves against the allegations.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2013
Assets:
Securities available-for-sale:
State and municipal	$1,020	-	$1,020	-
Mortgage-backed securities – residential	119,113	-	119,113	-
Collateralized mortgage obligations – U.S. Government	34,238	-	34,238	-
Total	$154,371	-	$154,371	-

December 31, 2012
Assets:
Securities available-for-sale:
State and municipal	$979	-	$979	-
Mortgage-backed securities – residential	119,647	-	119,647	-
Collateralized mortgage obligations – U.S. Government	39,119	-	39,119	-
Total	$159,745	-	$159,745	-

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2013
Assets:
Other real estate owned	$10,139	-	-	$10,139
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	8,207	-	-	8,207

December 31, 2012
Assets:
Other real estate owned	$8,065	-	-	$8,065
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	9,784	-	-	9,784

Quantitative information about Level 3 fair value measurements as of March 31, 2013 and December 31, 2012 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousands)
March 31, 2013
Assets:
Other real estate owned	$10,139	Broker price opinions, appraisal of collateral (1) (2)	Appraisal adjustments (3) (4)	0.0% to 44.0% (6.9%)
			Liquidation expenses (3)	8.0% to 10.0% (9.1%)
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	8,207	Appraisal of collateral (1)	Appraisal adjustments (3) (4)	0.0% to 27.5% (2.4%)
			Liquidation expenses (3)	8.0% to 10.0% (8.8%)
December 31, 2012
Other real estate owned	$8,065	Broker price opinions, appraisal of collateral (1) (2)	Appraisal adjustments (3) (4) Liquidation expenses (3)	0.0% to 44.0% (2.1%) 8.0% to 10.0% (8.8%)
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	9,784	Appraisal of collateral (1)	Appraisal adjustments (3) (4) Liquidation expenses (3)	0.0% (0.0%) 8.0% to 10.0% (8.9%)

____________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Includes qualitative adjustments by management and estimated liquidation expenses.
(3)	The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair values of other real estate owned (OREO) is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed.

Write-downs on OREO for the three months ended March 31, 2013 and 2012 were $27,000 and $86,000, respectively.

The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of March 31, 2013 and December 31, 2012 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2013
Assets:
Cash and due from financial institutions	$3,900	$3,900	$3,900	$-	-
Short-term interest-earning deposits	73,586	73,586	73,586	-	-
Portfolio loans, net	407,473	424,359	-	416,152	8,207
Loans held-for-sale	2,770	3,144	-	3,144	-
Warehouse loans	54,055	54,055	-	54,055	-
Federal Home Loan Bank stock, at cost	5,879	5,879	-	-	5,879
Accrued interest receivable	1,949	1,949	-	1,949	-
Liabilities:
Deposits	502,354	502,973	-	502,973	-
Securities sold under agreements to repurchase	92,800	106,195	-	106,195	-
Federal Home Loan Bank advances	110,000	124,274	-	124,274	-
Accrued interest payable (reported on the Condensed Consolidated Balance Sheets in accrued expenses and other liabilities)	1,085	1,085	-	1,085	-

December 31, 2012
Assets:
Cash and due from financial institutions	$7,490	$7,490	$7,490	$-	-
Short-term interest-earning deposits	60,338	60,338	60,338	-	-
Portfolio loans, net	421,201	435,040	-	425,256	9,784
Loans held-for-sale	4,089	4,527	-	4,527	-
Warehouse loans	68,479	68,479	-	68,479	-
Federal Home Loan Bank stock, at cost	7,260	7,260	-	-	7,260
Accrued interest receivable	2,035	2,035	-	2,035	-
Liabilities:
Deposits	499,760	500,469	-	500,469	-
Securities sold under agreements to repurchase	92,800	107,034	-	107,034	-
Federal Home Loan Bank advances	135,000	150,707	-	150,707	-
Accrued interest payable (reported on the Condensed Consolidated Balance Sheets in accrued expenses and other liabilities)	1,120	1,120	-	1,120	-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The methods and assumptions used to estimate fair value are described below.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse loans, due to the rapid repayment of the loans which generally have an average duration of less than 30 days. Fair value of the FHLB advances and securities sold under agreements to repurchase is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

The Bank is a member of the FHLB of Atlanta and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of March 31, 2013.

NOTE 6. SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale segregated by contractual maturity as of March 31, 2013, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities available-for-sale not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)

March 31, 2013
State and municipal	$943	$77	$-	$1,020
Mortgage-backed securities – residential	119,345	604	(836)	119,113
Collateralized mortgage obligations – U.S. Government	34,283	107	(152)	34,238
	$154,571	$788	$(988)	$154,371

December 31, 2012
State and municipal	$943	$42	$(6)	$979
Mortgage-backed securities – residential	118,970	847	(170)	119,647
Collateralized mortgage obligations – U.S. Government	39,146	127	(154)	39,119
	$159,059	$1,016	$(330)	$159,745

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE (continued)

The amortized cost and fair value of securities available-for-sale segregated by contractual maturity as of March 31, 2013, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities available-for-sale not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$-	$-
Due from more than one to five years	-	-
Due from more than five to ten years	943	1,020
Due after ten years	-	-
Mortgage-backed securities – residential	119,345	119,113
Collateralized mortgage obligations – U.S. Government	34,283	34,238
	$154,571	$154,371

The following table summarizes the securities available-for-sale with unrealized losses as of March 31, 2013 and December 31, 2012, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

March 31, 2013
State and municipal	$-	$-	$-	$-	$-	$-
Mortgage-backed securities – residential	68,649	(836)	-	-	68,649	(836)
Collateralized mortgage obligations – U.S. Government	10,669	(98)	3,960	(54)	14,629	(152)
	$79,318	$(934)	$3,960	$(54)	$83,278	$(988)

December 31, 2012
State and municipal	$-	$-	$454	$(6)	$454	$(6)
Mortgage-backed securities – residential	61,172	(170)	-	-	61,172	(170)
Collateralized mortgage obligations – U.S. Government	13,207	(78)	5,054	(76)	18,261	(154)
	$74,379	$(248)	$5,508	$(82)	$79,887	$(330)

Other-Than-Temporary Impairment

Management evaluates securities available-for-sale for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE (continued)

As of March 31, 2013 the Company’s security portfolio consisted of 38 securities available-for-sale, 18 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of March 31, 2013, $153.4 million, or approximately 99.3% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality. The Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2013. During the three months ended March 31, 2013 and 2012, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

Proceeds from Securities Available-for-Sale

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $9.1 million and $7.8 million for the three months ended March 31, 2013 and 2012, respectively. No gross gains and no gross losses were realized during the three months ended March 31, 2013 and 2012, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of March 31, 2013 and December 31, 2012:

	2013	% of Total Loans	2012	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$183,753	44.6%	$193,057	45.3%
Commercial	58,064	14.1%	58,193	13.7%
Other (land and multi-family)	18,959	4.6%	19,908	4.7%
Total real estate loans	260,776	63.3%	271,158	63.7%

Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	7,012	1.7%	5,049	1.2%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	7,012	1.7%	5,049	1.2%

Other loans:
Home equity	59,850	14.5%	63,867	15.0%
Consumer	59,221	14.4%	61,558	14.4%
Commercial	25,132	6.1%	24,308	5.7%
Total other loans	144,203	35.0%	149,733	35.1%

Total portfolio loans	411,991	100.0%	425,940	100.0%
Allowance for portfolio loan losses	(10,466)		(10,889)
Net deferred loan costs	5,948		6,150
Portfolio loans, net	$407,473		$421,201

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

March 31, 2013
Real estate loans:
One- to four-family	$173,443	$2,919	$392	$6,999	$10,310	$183,753
Commercial	50,424	268	-	7,371	7,639	58,063
Other (land and multi-family)	18,092	351	-	516	867	18,959
Total real estate loans	241,959	3,538	392	14,886	18,816	260,775

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	6,273	-	-	739	739	7,012
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	6,273	-	-	739	739	7,012

Other loans:
Home equity	57,633	884	67	1,266	2,217	59,850
Consumer	57,289	836	324	772	1,932	59,221
Commercial	24,264	-	-	869	869	25,133
Total other loans	139,186	1,720	391	2,907	5,018	144,204

Total portfolio loans	$387,418	$5,258	$783	$18,532	$24,573	$411,991

December 31, 2012
Real estate loans:
One- to four-family	$179,242	$3,598	$1,658	$8,559	$13,815	$193,057
Commercial	49,922	101	-	8,170	8,271	58,193
Other (land and multi-family)	19,289	24	-	595	619	19,908
Total real estate loans	248,453	3,723	1,658	17,324	22,705	271,158

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	4,310	-	-	739	739	5,049
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	4,310	-	-	739	739	5,049

Other loans:
Home equity	60,342	1,008	305	2,212	3,525	63,867
Consumer	59,451	987	418	702	2,107	61,558
Commercial	22,937	200	-	1,171	1,371	24,308
Total other loans	142,730	2,195	723	4,085	7,003	149,733

Total portfolio loans	$395,493	$5,918	$2,381	$22,148	$30,447	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Non-performing portfolio loans, including non-accrual portfolio loans, as of March 31, 2013 and December 31, 2012 were $19.2 million and $24.9 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of March 31, 2013 or December 31, 2012. Non-performing portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and non-performing portfolio loans by class of loans as of March 31, 2013 and December 31, 2012:

	Performing	Non-performing	Total
	(Dollars in Thousands)

March 31, 2013
Real estate loans:
One- to four-family	$176,307	$7,446	$183,753
Commercial	50,692	7,371	58,063
Other (land and multi-family)	18,443	516	18,959
Total real estate loans	245,442	15,333	260,775

Real estate construction loans:
One- to four-family	-	-	-
Commercial	6,273	739	7,012
Acquisition and development	-	-	-
Total real estate construction loans	6,273	739	7,012

Other loans:
Home equity	58,560	1,290	59,850
Consumer	58,292	929	59,221
Commercial	24,264	869	25,133
Total other loans	141,116	3,088	144,204

Total portfolio loans	$392,831	$19,160	$411,991

December 31, 2012
Real estate loans:
One- to four-family	$182,502	$10,555	$193,057
Commercial	49,550	8,643	58,193
Other (land and multi-family)	19,313	595	19,908
Total real estate loans	251,365	19,793	271,158

Real estate construction loans:
One- to four-family	-	-	-
Commercial	4,310	739	5,049
Acquisition and development	-	-	-
Total real estate construction loans	4,310	739	5,049

Other loans:
Home equity	61,655	2,212	63,867
Consumer	60,589	969	61,558
Commercial	23,137	1,171	24,308
Total other loans	145,381	4,352	149,733

Total portfolio loans	$401,056	$24,884	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company utilizes an internal asset classification system for portfolio loans other than consumer and residential loans as a means of reporting problem and potential problem loans. Under the risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard”, and “Doubtful” which correspond to risk ratings five, six and seven, respectively. Substandard portfolio loans, or risk rated six, include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Portfolio loans classified as Doubtful, or risk rated seven, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Portfolio loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated five. Risk ratings are updated any time the facts and circumstances warrant.

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

The following table presents the risk category of those portfolio loans evaluated by internal asset classification as of March 31, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

March 31, 2013
Real estate loans:
Commercial	$44,513	$2,283	$11,267	$-	$58,063
Other (land and multi-family)	12,108	408	6,443	-	18,959
Total real estate loans	56,621	2,691	17,710	-	77,022

Real estate construction loans:
Commercial	6,273	-	739	-	7,012
Total real estate construction loans	6,273	-	739	-	7,012

Other loans:
Commercial	23,551	101	1,481	-	25,133
Total other loans	23,551	101	1,481	-	25,133

Total portfolio loans	$86,445	$2,792	$19,930	$-	$109,167

December 31, 2012
Real estate loans:
Commercial	$43,542	$2,308	$12,343	$-	$58,193
Other (land and multi-family)	13,004	413	6,491	-	19,908
Total real estate loans	56,546	2,721	18,834	-	78,101

Real estate construction loans:
Commercial	4,310	-	739	-	5,049
Total real estate construction loans	4,310	-	739	-	5,049

Other loans:
Commercial	22,342	104	1,862	-	24,308
Total other loans	22,342	104	1,862	-	24,308

Total portfolio loans	$83,198	$2,825	$21,435	$-	$107,458

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance for portfolio loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. Given the rapid deterioration in the market value of residential real estate over the last several years, there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family due the reliance on the successful operation the project. Both loan types are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or accordance with specifications and projected costs. Included in construction loans are SBA construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Loans

•	Home equity loans and home equity lines are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group or borrowers. However, similar to one- to four-family residential loans, risk of loss has increased over the last several years due to deterioration of the real estate market.

•	Consumer loans often are secured by depreciating collateral, including cars and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for portfolio loan losses for the three months ended March 31, 2013 and 2012 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

March 31, 2013
Real estate loans:
One- to four-family	$4,166	$(966)	$371	$555	$4,126
Commercial	958	(122)	-	168	1,004
Other (land and multi-family)	986	(102)	15	80	979
Total real estate loans	6,110	(1,190)	386	803	6,109

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	50	-	-	223	273
Acquisition and development	-	-	-	-	-
Total real estate construction loans	50	-	-	223	273

Other loans:
Home equity	2,636	(773)	147	132	2,142
Consumer	1,448	(267)	63	28	1,272
Commercial	645	(33)	10	48	670
Total other loans	4,729	(1,073)	220	208	4,084

Total portfolio loans	$10,889	$(2,263)	$606	$1,234	$10,466

March 31, 2012
Real estate loans:
One- to four-family	$6,030	$(1,114)	$256	$558	$5,730
Commercial	3,143	(2,138)	2	1,059	2,066
Other (land and multi-family)	1,538	(900)	-	172	810
Total real estate loans	10,711	(4,152)	258	1,789	8,606

Real estate construction loans:
One- to four-family	120	-	-	(118)	2
Commercial	-	-	-	-	-
Acquisition and development	-	-	-	-	-
Total real estate construction loans	120	-	-	(118)	2

Other loans:
Home equity	3,125	(1,132)	13	1,126	3,132
Consumer	885	(483)	80	567	1,049
Commercial	685	(71)	2	111	727
Total other loans	4,695	(1,686)	95	1,804	4,908

Total portfolio loans	$15,526	$(5,838)	$353	$3,475	$13,516

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance for portfolio loan losses and portfolio loans based on the impairment method as of March 31, 2013:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,139	$2,987	$4,126
Commercial	178	826	1,004
Other (land and multi-family)	165	814	979
Total real estate loans	1,482	4,627	6,109

Real estate construction loans:
One- to four-family	-	-	-
Commercial	203	70	273
Acquisition and development	-	-	-
Total real estate construction loans	203	70	273

Other loans:
Home equity	352	1,790	2,142
Consumer	45	1,227	1,272
Commercial	296	374	670
Total other loans	693	3,391	4,084

Total ending allowance balance	$2,378	$8,088	$10,466

Portfolio loans:
Real estate loans:
One- to four-family	$7,004	$176,749	$183,753
Commercial	13,938	44,125	58,063
Other (land and multi-family)	8,125	10,834	18,959
Total real estate loans	29,067	231,708	260,775

Real estate construction loans:
One- to four-family	-	-	-
Commercial	739	6,273	7,012
Acquisition and development	-	-	-
Total real estate construction loans	739	6,273	7,012

Other loans:
Home equity	2,399	57,451	59,850
Consumer	366	58,855	59,221
Commercial	1,620	23,513	25,133
Total other loans	4,385	139,819	144,204

Total ending portfolio loans balance	$34,191	$377,800	$411,991

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance for portfolio loan losses and portfolio loans based on the impairment method as of December 31, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,116	$3,050	$4,166
Commercial	165	793	958
Other (land and multi-family)	156	830	986
Total real estate loans	1,437	4,673	6,110

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	50	50
Acquisition and development	-	-	-
Total real estate construction loans	-	50	50

Other loans:
Home equity	384	2,252	2,636
Consumer	59	1,389	1,448
Commercial	308	337	645
Total other loans	751	3,978	4,729

Total ending allowance balance	$2,188	$8,701	$10,889

Portfolio loans:
Real estate loans:
One- to four-family	$7,966	$185,091	$193,057
Commercial	15,034	43,159	58,193
Other (land and multi-family)	8,507	11,401	19,908
Total real estate loans	31,507	239,651	271,158

Real estate construction loans:
One- to four-family	-	-	-
Commercial	739	4,310	5,049
Acquisition and development	-	-	-
Total real estate construction loans	739	4,310	5,049

Other loans:
Home equity	2,957	60,910	63,867
Consumer	467	61,091	61,558
Commercial	2,006	22,302	24,308
Total other loans	5,430	144,303	149,733

Total ending portfolio loans balance	$37,676	$388,264	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Portfolio loans for which the concessions have been granted as a result of the borrower’s financial difficulties are considered a troubled debt restructuring (TDR). These concessions, which in general are applied to all categories of portfolio loans, may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection.

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes non-performing, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance for loan losses.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. If the loan is collateral dependent, the amount of the impairment is charged off. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $2.4 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The resulting impairment is included in specific reserves. TDRs classified as impaired loans as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$7,004	$7,966
Commercial	6,555	7,635
Other (land and multi-family)	1,682	2,053
Total real estate loans	15,241	17,654

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other loans:
Home equity	2,399	2,957
Consumer	366	467
Commercial	943	1,329
Total other loans	3,708	4,753

Total TDRs classified as impaired loans	$18,949	$22,407

There were no commitments to lend additional amounts on TDRs as of March 31, 2013 and December 31, 2012.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

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

The following tables present information on troubled debt restructurings and subsequent defaults during the three months ended March 31, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	4	$613	$613
Other (land and multi-family)	1	171	171
Total real estate loans	5	784	784

Other loans:
Home equity	3	115	115
Commercial	1	150	150
Total other loans	4	265	265

Total troubled debt restructurings	9	$1,049	$1,049

There were no subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the three months ended March 31, 2013.

The following tables present information on troubled debt restructurings and subsequent defaults during the three months ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	6	$586	$563
Commercial	3	544	544
Other (land and multi-family)	3	668	668
Total real estate loans	12	1,798	1,775

Other loans:
Home equity	4	649	649
Consumer	3	218	218
Commercial	1	43	43
Total other loans	8	910	910

Total troubled debt restructurings	20	$2,708	$2,685

There were no subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the three months ended March 31, 2012.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	10,999	11,081	-
Other (land and multi-family)	6,443	6,443	-
Total real estate loans	17,442	17,524	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	747	2,445	-
Total other loans	747	2,445	-

Total with no related allowance recorded	$18,189	$19,969	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$7,004	$7,087	$1,139
Commercial	2,939	2,939	178
Other (land and multi-family)	1,682	1,879	166
Total real estate loans	11,625	11,905	1,483

Real estate construction loans:
One- to four-family	-	-	-
Commercial	739	4,988	203
Acquisition and development	-	-	-
Total real estate construction loans	739	4,988	203

Other loans:
Home equity	2,399	2,602	352
Consumer	366	367	44
Commercial	873	873	296
Total other loans	3,638	3,842	692

Total with an allowance recorded	$16,002	$20,735	$2,378

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	12,073	12,758	-
Other (land and multi-family)	6,490	6,493	-
Total real estate loans	18,563	19,251	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	739	4,988	-
Acquisition and development	-	-	-
Total real estate construction loans	739	4,988	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	1,117	2,814	-
Total other loans	1,117	2,814	-

Total with no related allowance recorded	$20,419	$27,053	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$7,966	$8,071	$1,116
Commercial	2,961	2,961	165
Other (land and multi-family)	2,017	2,195	156
Total real estate loans	12,944	13,227	1,437

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	2,957	3,160	384
Consumer	467	467	59
Commercial	889	889	308
Total other loans	4,313	4,516	751

Total with an allowance recorded	$17,257	$17,743	$2,188

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended March 31, 2013 and 2012:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

March 31, 2013
Real estate loans:
One- to four-family	$7,485	$93	$-
Commercial	14,486	93	-
Other (land and multi-family)	8,317	72	-
Total real estate loans	30,288	258	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	740	-	-
Acquisition and development	-	-	-
Total real estate construction loans	740	-	-

Other loans:
Home equity	2,678	28	-
Consumer	417	5	-
Commercial	1,813	11	-
Total other loans	4,908	44	-

Total portfolio loans	$35,936	$302	$-

March 31, 2012
Real estate loans:
One- to four-family	$11,392	$78	$-
Commercial	17,144	61	-
Other (land and multi-family)	6,439	31	-
Total real estate loans	34,975	170	-

Real estate construction loans:
One- to four-family	228	-	-
Commercial	2,362	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,590	-	-

Other loans:
Home equity	2,234	28	-
Consumer	374	6	-
Commercial	3,945	7	-
Total other loans	6,553	41	-

Total portfolio loans	$44,118	$211	$-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with directors and executive officers and their associates. These loans totaled approximately $1.5 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively. The activity on these loans during the three months ended March 31, 2013 and the year ended December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Beginning balance	$1,563	$1,587
New portfolio loans	-	2
Effect of changes in related parties	-	71
Repayments	(38)	(97)
Ending balance	$1,525	$1,563

NOTE 8. OTHER LOANS

Other loans was comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA loans held-for-sale), and loans secured by one- to four-family residential homes originated under purchase and assumption agreements by third-party originators (warehouse loans). The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. Due to the generally short duration of time the Company holds these loans, management has determined that no allowance for loan losses is necessary.

The Company did not internally originate any mortgage loans held-for-sale during the three months ended March 31, 2013. The Company internally originated approximately $11.1 million of mortgage loans held-for-sale during the three months ended March 31, 2012. The gain recorded on sale of mortgage loans held-for-sale during the three months ended March 31, 2012 was $0.4 million.

During the three months ended March 31, 2013 and 2012 the Company internally originated approximately $2.4 million and $2.6 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale during the three months ended March 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively. Additionally, during the three months ended March 31, 2013 and 2012 the Company recognized a gain of $0.1 million and $0.1 million, respectively, on the servicing of these loans.

During the three months ended March 31, 2013 the Company originated approximately $277.1 million of warehouse loans from third parties. During the three months ended March 31, 2012 the Company originated approximately $175.4 million of warehouse loans from third parties. For the three months ended March 31, 2013 and 2012, the weighted average number of days outstanding of warehouse loans was 22 days and 27 days, respectively.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of March 31, 2013 and December 31, 2012. Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $115.6 million and $116.9 million in securities posted as collateral for these instruments as of March 31, 2013 and December 31, 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank pre-pays the agreements prior to maturity, it must do so at its fair value, which as of March 31, 2013 exceeded the book value of the individual agreements by $13.4 million.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Information concerning securities sold under agreements to repurchase as of March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	39	42

The securities sold under agreements to repurchase as of March 31, 2013 mature as follows:

Amount Maturing
(Dollars in Thousands)

2013	$-
2014	26,500
2015	10,000
2016	5,000
2017	25,000
Thereafter	26,300
Total	$92,800

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below the PCA defined levels at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At March 31, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by approximately $10.7 million, which approximates the termination penalty.

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings at March 31, 2013 and December 31, 2012 were $110.0 million and $135.0 million, respectively. During the quarter ended March 31, 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. The FHLB advances had a weighted-average maturity of 47 months and a weighted-average rate of 4.11% at March 31, 2013.

The Bank’s borrowing capacity with the FHLB is $0.6 million at March 31, 2013. The minimal borrowing capacity is due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or pre-pay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $21.1 million as of March 31, 2013. In the event the Bank pre-pays additional advances prior to maturity, it must do so at its fair value, which as of March 31, 2013 exceeded the book value of the individual advances by $14.3 million.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES (continued)

Effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of March 31, 2013 the amount of the collateral pledged for the excess of fair value over the book value totaled $16.9 million, including $2.5 million of cash (reported on the Condensed Consolidated Balance Sheets in short-term interest-earning deposits) and $14.4 million of investment securities.

NOTE 11. INCOME TAXES

The Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized. A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence. Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions. Negative evidence includes the Company’s cumulative losses and expiring tax credit carryforwards. As of March 31, 2013, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $29.3 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax expense (benefit) for the three months ending March 31, 2013 and 2012 was as follows:

	2013	2012
	(Dollars in Thousands)
Loss before income tax expense	$(2,039)	$(1,709)
Effective tax rate	39.4%	40.4%
Income tax benefit	(803)	(690)
Increase in valuation allowance – federal	725	619
Increase in valuation allowance – state	78	71
Income tax expense	$-	$-

NOTE 12. LOSS PER COMMON SHARE

The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares, and average unearned restricted stock awards. Stock options and stock awards for shares of common stock were not considered in computing diluted weighted average common shares outstanding for the three months ended March 31, 2013 and 2012, respectively. Due to reported losses in each period there was no dilutive effect.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 12. LOSS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted loss per common share computation for the three months ended March 31, 2013 and 2012:

	2013	2012
	(Dollars in Thousands, Except Share Information)
Basic:
Net Loss	$(2,039)	$(1,709)
Weighted average common shares outstanding	2,628,969	2,628,969
Less: average unallocated employee stock ownership plan shares	(86,227)	(91,017)
Less: average director’s deferred compensation shares	(38,142)	(42,205)
Less: average unvested restricted stock awards	(822)	(1,393)
Weighted average common shares outstanding, as adjusted	2,503,778	2,494,354
Basic loss per common share	$(0.81)	$(0.69)

Diluted:
Net Loss	$(2,039)	$(1,709)
Weighted average common shares outstanding, as adjusted (from above)	2,503,778	2,494,354
Add: dilutive effects of assumed exercise of stock options	-	-
Add: dilutive effects of full vesting of stock awards	-	-
Weighted average dilutive shares outstanding	2,503,778	2,494,354
Diluted loss per common share	$(0.81)	$(0.69)

NOTE 13. REGULATORY SUPERVISION

On August 10, 2012 the Board of Directors of the Bank agreed to the Order with its primary regulator, the OCC. The Order does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and FDIC deposit insurance coverage will all be unaffected. Customer deposits remain protected and insured by the FDIC up to $250,000 per depositor. The Order provided that:

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Bank believes it has satisfied all requirements under the Order to date, excluding achieving a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets. Atlantic Coast Bank’s actual and required capital levels and ratios were as follows:

	Actual		Required for Capital Adequacy Purposes		Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
March 31, 2013
Total capital (to risk weighted assets)	$43.3	9.81%	$35.3	8.00%	$57.4	13.00%
Tier 1 (core) capital (to risk weighted assets)	37.7	8.54%	17.6	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	37.7	5.03%	30.0	4.00%	67.4	9.00%

December 31, 2012
Total capital (to risk weighted assets)	$45.6	9.78%	$37.3	8.00%	$60.6	13.00%
Tier 1 (core) capital (to risk weighted assets)	39.7	8.52%	18.6	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	39.7	5.13%	30.9	4.00%	69.6	9.00%

The Bank’s capital classification as of March 31, 2013, was adequately capitalized.

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1. Financial Statements and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements within the meaning of the federal securities laws. Statements in this filing that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements, identified by words such as "will," "expected," "believe," and "prospects," involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve general economic trends and changes in interest rates, increased competition, changes in consumer demand for financial services, the possibility of unforeseen events affecting the industry generally, the uncertainties associated with newly developed or acquired operations, market disruptions and other effects of terrorist activities, and the possibility that the aforementioned merger with Bond Street does not close when expected or at all because required regulatory, stockholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all.

Atlantic Coast Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors could affect Atlantic Coast Financial Corporation’s financial performance and could cause Atlantic Coast Financial Corporation’s actual results for future periods to differ materially from those anticipated or projected. Atlantic Coast Financial Corporation undertakes no obligation to publicly release revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission.

General Description of Business

The principal business of Atlantic Coast Financial Corporation (the Company) and Atlantic Coast Bank (The Bank) consists of attracting retail deposits from the general public and investing those funds primarily in loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans), and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we have been increasing our focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and, brokers. The Company sells the guaranteed portion of loans originated through small business lending, rather than hold the loans in portfolio. We also originate multi-family residential loans and commercial construction and residential construction loans, but no longer emphasize the origination of such loans unless they are connected with SBA lending. We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (the Order) entered into with the Office of the Comptroller of Currency (the OCC) on August 10, 2012, interest rates paid on deposit are limited and subject to national rates published weekly by the Federal Deposit Insurance Corporation. Deposits are primarily solicited in the Bank’s market area of southeastern Georgia and the Jacksonville metropolitan area when necessary to fund loan demand.

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

Under the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the Merger will be converted into the right to receive $5.00 in cash. Of this amount, (i) $3.00 per share in cash will be payable to stockholders following the closing of the Merger; (ii) $2.00 per share in cash will be held in an escrow account and will be available to cover losses from stockholder claims, net of payments received under insurance policies covering such losses, for one year following the closing of the Merger or until the final resolution of such claims, if later. Any remaining cash will be payable to stockholders of the Company.

On April 22, 2013, the Company and the Bank entered into Amendment Number 1 to the Merger Agreement (the Amended Merger Agreement) with Bond Street and Florida Community Bank. The Amended Merger Agreement eliminated the transaction’s $2.00 per share contingency consideration. Under the terms of the Amended Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the merger will be converted into the right to receive $5.00 in cash at closing.

The Merger Agreement and the transactions contemplated thereby remain subject to the approval of the stockholders of the Company, regulatory approvals and other customary closing conditions. Closing of the Merger is expected to occur by the end of the second quarter of 2013.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining fair value of securities available-for-sale, other real estate owned and accounting for deferred income taxes. These accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

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

The general loss component is calculated by applying loss factors, adjusted for other qualitative factors to outstanding unimpaired loan balances. Loss factors are based on the Bank’s recent loss experience. Qualitative factors consider current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant qualitative factors that exist as of the balance sheet date that are considered in determining the adequacy of the allowance include the following: (1) Current delinquency levels and trends; (2) Non-performing asset levels and trends and related charge-off history; (3) Economic trends – local and national; (4) Changes in loan policy; (5) Expertise of management and staff of the Bank; (6) Volumes and terms of loans; and (7) Concentrations of credit.

The impact of the general loss component on the allowance began increasing during 2008 and has remained at an elevated level through the end of the first quarter of 2013. The increase reflected the deterioration of market conditions since 2008, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the three months ended March 31, 2013.

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

Deferred Income Taxes

After converting to a federally chartered savings association, the Bank became a taxable organization. Income tax expense, or benefit, is the total of the current year income tax due, or refundable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryforwards. The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carry forwards. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since the Bank’s transition to a federally chartered savings bank, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of March 31, 2013, the Company had a valuation allowance of $29.3 million for the net deferred tax asset.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General

Total assets decreased $25.0 million, or 3.2%, to $747.6 million at March 31, 2013 as compared to $772.6 million at December 31, 2012. The decrease in assets was primarily due to lower held-for-sale and warehouse loans which decreased $15.8 million, a decrease in net portfolio loans of $13.7 million, and a decrease in securities available-for-sale of $5.3 million, partially offset by an increase in cash and cash equivalents of $9.7 million. The Company continued to manage its balance sheet consistent with its capital preservation strategy and in order to increase the Company’s liquidity position. Total deposits increased $2.6 million, or 0.5%, to $502.4 million at March 31, 2013 from $499.8 million at December 31, 2012. Collectively, noninterest-bearing and interest-bearing demand accounts, and time deposits grew by a total of $9.6 million while savings and money market accounts decreased by $7.0 million during the three months ended March 31, 2013. Total borrowings decreased by $25.0 million to $202.8 million at March 31, 2013 from $227.8 million at December 31, 2012 due to the repayment of $25.0 million of Federal Home Loan Bank (FHLB) advances. Stockholders’ equity decreased by $2.9 million to $37.4 million at March 31, 2013 from $40.3 million at December 31, 2012 due to the net loss of $2.0 million and a decrease in other comprehensive income of $0.9 million for the three months ended March 31, 2013.

Following is a summarized comparative balance sheet as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,	Increase / (Decrease)
	2013	2012	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$77,486	$67,828	$9,658	14.2%
Securities available-for-sale	154,371	159,745	(5,374)	-3.4%
Portfolio loans	417,939	432,090	(14,151)	-3.3%
Allowance for loan losses	10,466	10,889	(423)	-3.9%
Portfolio loans, net	407,473	421,201	(13,728)	-3.3%
Other loans (held-for-sale and warehouse)	56,825	72,568	(15,743)	-21.7%
Other Assets	51,423	51,277	146	0.3%
Total assets	$747,578	$772,619	$(25,041)	-3.2%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$46,249	$41,904	$4,345	10.4%
Interest-bearing demand	74,495	73,490	1,005	1.4%
Savings and money market	174,692	181,708	(7,016)	-3.9%
Time	206,918	202,658	4,260	2.1%
Total deposits	502,354	499,760	2,594	0.5%
Securities sold under agreements to repurchase	92,800	92,800	-	-
Federal Home Loan Bank advances	110,000	135,000	(25,000)	-18.5%
Accrued expenses and other liabilities	5,077	4,799	278	5.8%
Total liabilities	710,231	732,359	(22,128)	-3.0%
Total stockholders’ equity	37,347	40,260	(2,913)	-7.2%
Total liabilities and stockholders’ equity	$747,578	$772,619	$(25,041)	-3.2%

Cash and Cash Equivalents

Cash and cash equivalents increased $9.7 million to $77.5 million at March 31, 2013 from $67.8 million at December 31, 2012. The Bank increased its cash and cash equivalent holdings in order to raise the amount of immediately available liquidity in response to reduced contingent sources of liquidity from the FHLB and the FRB.

Securities Available-for-Sale

Securities available-for-sale was comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio decreased $5.3 million to $154.4 million at March 31, 2013, from $159.7 million at December 31, 2012. As of March 31, 2013, approximately $115.6 million of securities available-for-sale were pledged as collateral for the securities sold under agreements to repurchase and $14.4 million were pledged to the FHLB as collateral for the prepayment fees for the advances. At March 31, 2013, $153.4 million, or 99.3%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. In the near term, the Company intends to moderately increase its investment in securities available-for-sale in order to meet increasing collateral requirements for its debt.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of March 31, 2013 and December 31, 2012, excluding loans held-for-sale and warehouse loans:

	March 31, 2013	% of Total Portfolio Loans	December 31, 2012	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$183,753	44.6%	$193,057	45.3%
Commercial	58,064	14.1%	58,193	13.7%
Other (land and multi-family)	18,959	4.6%	19,908	4.7%
Total real estate loans	260,776	63.3%	271,158	63.7%
Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	7,012	1.7%	5,049	1.2%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	7,012	1.7%	5,049	1.2%
Other loans:
Home equity	59,850	14.5%	63,867	15.0%
Consumer	59,221	14.4%	61,558	14.4%
Commercial	25,132	6.1%	24,308	5.7%
Total other loans	144,203	35.0%	149,733	35.1%

Total loans	411,991	100.0%	425,940	100.0%
Allowance for loan losses	(10,466)		(10,889)
Net deferred loan costs	5,948		6,150
Loans, net	$407,473		$421,201

Total gross portfolio loans declined $13.9 million, or 3.3%, to $412.0 million at March 31, 2013 as compared to $425.9 million at December 31, 2012 primarily due to principal amortization and increased payoffs of one- to four-family residential and home equity loans during the three months ended March 31, 2013 as a result of increased refinancing in the low interest rate environment. Total portfolio loans also declined due to gross loan charge-offs of $2.3 million and transfers to other real estate owned (OREO) of non-performing loans of $4.3 million during the first quarter of 2013.

Small business loan originations, including SBA portfolio loans and small business loans originated internally and held-for-sale (SBA loans held-for-sale), were $4.9 million during the three months ended March 31, 2013. The Company intends to sell the guaranteed portion of SBA loans upon completion of loan funding to increase noninterest income. The unguaranteed portion of SBA loans at March 31, 2013 and December 31, 2012 was $3.9 million and $3.3 million, respectively. The Company plans to continue to expand this business line going forward.

Until there is greater certainty about the economic recovery in our market area and the Bank increases its capital levels, management believes portfolio loan balances will continue to decline. Principal amortization and loan payoffs are expected to exceed growth in the SBA portfolio and other small business loan production. However, due to the favorable interest rate environment, production of warehouse loans will continue to be a strategic focus but there is no certainty that the balance of such loans will increase.

The composition of the Bank’s portfolio loans is heavily weighted toward one- to four-family residential mortgage loans. As of March 31, 2013, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $243.6 million, or 59.1% of total gross loans. Approximately $35.1 million, or 58.7% of loans recorded as home equity loans are in a first lien position. Accordingly, $218.9 million, or 89.8% of loans collateralized by one- to four-family residential loans were in a first lien position as of March 31, 2013.

The composition of the Bank’s loan portfolio by state as of March 31, 2013 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family first mortgages	$120,878	$37,022	$25,853	$183,753
One- to four-family second mortgages	28,900	29,795	1,155	59,850
One- to four-family construction loans	-	-	-	-
	$149,778	$66,817	$27,008	$243,603

Allowance for Loan Losses

The allowance for loan losses was $10.5 million, or 2.5% of total loans at March 31, 2013 compared to $10.9 million, or 2.5% of total loans at December 31, 2012.

The activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 was as follows:

	March 31, 2013	March 31, 2012
	(Dollars in Thousands)

Balance at beginning of period	$10,889	$15,526

Charge-offs:
Real estate loans:
One- to four-family	(966)	(1,114)
Commercial	(122)	(2,138)
Other (land and multi-family)	(102)	(900)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other loans:
Home equity	(773)	(1,132)
Consumer	(267)	(483)
Commercial	(33)	(71)
Total charge-offs	(2,263)	(5,838)

Recoveries:
Real estate loans:
One- to four-family	371	256
Commercial	-	2
Other (land and multi-family)	15	-
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other loans:
Home equity	147	13
Consumer	63	80
Commercial	10	2
Total recoveries	606	353

Net charge-offs	(1,657)	(5,484)
Provision for loan losses	1,234	3,475
Balance at end of period	$10,466	$13,516

Net charge-offs during the first quarter of 2013 decreased compared to the same period in 2012 primarily due to a $1.7 million charge-off in the first quarter of 2012 related to the short sale of a retail strip center, as well as $0.9 million less in charge-offs related to collateral dependent commercial land loans and $0.7 million less in charge-offs related to one-to-four family residential loans and home equity loans during the first quarter of 2013, as compared to the same period in 2012.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. During the three months ended March 31, 2013, charge-offs included partial charge-offs of $1.1 million of one- to four-family first mortgages and home equity loans identified as non-performing, an increase of $0.2 million as compared to $0.9 million for the three months ended March 31, 2012, principally attributable to increased losses on home equity loans.

Below is a comparative composition of non-performing assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Non-performing assets:
Real estate loans:
One- to four-family	$7,446	$10,555
Commercial	7,371	8,643
Other (land and multi-family)	516	595
Real estate construction loans:
One- to four-family	-	-
Commercial	739	739
Acquisition and development	-	-
Other loans:
Home equity	1,290	2,212
Consumer	929	969
Commercial	859	1,171
Total non-performing loans	19,160	24,884
Other real estate owned	10,139	8,065
Total non-performing assets	$29,299	$32,949

Non-performing loans to total loans	4.6%	5.8%
Non-performing assets to total assets	3.9%	4.3%

Non-performing loans were $19.2 million or 4.6% of total loans at March 31, 2013 as compared to $24.9 million, or 5.8% of total loans at December 31, 2012. The decrease in non-performing loans was primarily due to the transfer of $4.3 million in non-performing loans to OREO and the return to performing status of a $1.0 million residential mortgage loan.

During 2012 and continuing into 2013 the market for disposing of non-performing assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance for loan losses, however, the Company continues to attempt to reduce non-performing assets through the least costly means possible. The allowance for loan losses is determined by the information available at the time such determination is made and reflects management’s best estimate of loss.

As of March 31, 2013, total non-performing one- to four-family residential and home equity loans of $8.7 million was comprised of $12.8 million in contractual balances that had been written-down to the estimated fair value of their collateral at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of March 31, 2013 and December 31, 2012 all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of March 31, 2013 and December 31, 2012.

OREO increased $2.0 million to $10.1 million at March 31, 2013 from $8.1 million at December 31, 2012 as transfers from non-performing loans into OREO of $4.3 million exceeded foreclosed asset sales of $2.2 million during the first quarter of 2013.

At March 31, 2013 the five largest non-performing loans were as follows. The largest relationship was comprised of loans totaling $4.9 million secured by owner occupied commercial real estate and business assets. The borrower filed Chapter 11 bankruptcy in December 2010. The bankruptcy plan was confirmed in May 2012 and adequate protection payments began in June 2012. Due to deteriorating business conditions, the court has appointed a receiver and the Bank is currently in the process of foreclosure. The Bank’s second largest relationship was a $1.8 million loan secured by commercial property. The property went into receivership during the first quarter of 2013. The third largest relationship was a $0.7 million loan secured by a multi-family development adjacent to Disney World in central Florida. The project was halted during construction and is in the process of foreclosure. The Bank’s fourth largest relationship was a $0.7 million loan secured by a one- to four-family residence. The property is currently in the process of foreclosure. The fifth largest relationship was a $0.6 million working capital line of credit secured by business assets. The borrower and one of its owners filed Chapter 7 bankruptcy during the first quarter of 2013.

Impaired Loans

The following table shows impaired loans segregated by performing and non-performing status and the associated specific reserve as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$6,450	$-	$6,465	$-
Non-performing	9,696	1,489	11,196	286
Troubled debt restructuring by category:
Performing troubled debt restructuring – commercial	7,689	210	7,632	214
Performing troubled debt restructuring – residential	10,356	1,679	12,383	1,688
Total impaired loans	$34,191	$2,378	$37,676	$2,188

No portfolio loans were added to performing impaired loans during the first quarter of 2013.

The decline in non-performing impaired loans was primarily due to the transfer of $4.3 million in loans to OREO during the three months ended March 31, 2013.

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

TDR loans totaled $18.9 million as of March 31, 2013 as compared to $22.4 million at December 31, 2012. Approximately $13.4 million of restructured loans have demonstrated 12 months of performance under restructured terms and are reported as performing, or have been paid off.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), small business loans originated internally (SBA loans held-for-sale), and loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans).

The following table shows other loans, segregated by held-for-sale and warehouse, as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)
Other loans:
Held-for-sale	$2,770	$4,089
Warehouse	54,055	68,479
Total other loans	$56,825	$72,568

Other loans decreased $15.8 million, or 21.7% to $56.8 million at March 31, 2013 as compared to $72.6 million at December 31, 2012 primarily due to a decrease in loan production from our warehouse lending operations.

During 2012, the Company phased out its internally generated one- to four-family residential mortgage business in favor of a referral program whereby the Bank earns a fee for closed loans. As a result, the Company did not internally originate or sell any mortgage loans held-for-sale during the three months ended March 31, 2013 as compared to originations of $11.1 million and sales of $11.3 million during the three months ended March 31, 2012. The gain recorded on sale of mortgage loans held-for-sale during the three months ended March 31, 2012 was $0.4 million.

During the three months ended March 31, 2013 the Company internally originated $2.4 million and sold $4.0 million of SBA loans held-for-sale compared to originations of $2.6 million and sales of $2.6 million during the same three month period in 2012. The gain recorded on sales of SBA loans held-for-sale during the three months ended March 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively.

Loans originated and sold under the Company’s warehouse lending program were $277.1 million and $291.5 million, respectively for the three months ended March 31, 2013 as compared to originations and sales of $175.4 million and $178.0 million, respectively for the three months ended March 31, 2012. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for the three months ended March 31, 2013 and 2012 of $0.6 million and $0.5 million, respectively. For the three months ended March 31, 2013 the weighted average number of days outstanding of warehouse loans was 22 days.

Deferred Income Taxes

As of both March 31, 2013 and 2012 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the credit related costs and the impact of its high debt costs on profitability. Consequently the Company has recorded a valuation allowance of $29.3 million for nearly the entire amount of the net federal and state deferred tax assets as of March 31, 2013. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

Deposits

Total deposits were $502.4 million at March 31, 2013, an increase of $2.6 million from $499.8 million at December 31, 2012. Non-maturing deposits decreased by $1.7 million during the first quarter of 2013, while time deposits increased by $4.3 million during the same time period. Non-maturing deposits decreased to $295.4 million at March 31, 2013 primarily due to a $7.0 million decrease in savings and money market deposits, offset by increases in noninterest and interest-bearing demand deposits as the Bank focused sales and marketing efforts on increasing demand deposit customers. Time deposits increased to $206.9 million as of March 31, 2013 due to an increase of $12.3 million related to a retail certificates of deposit program, partially offset by a decrease of $3.0 million in deposits originally acquired through a national internet deposit program and broker deposit declines of $5.0 million.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on transaction deposit accounts to match asset growth expectations. Strategic retail certificates of deposit growth will be used to offset decreases to broker and other acquired certificates of deposit and provide additional liquidity. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Consent Order with the OCC dated August 10, 2012, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At March 31, 2013 the Bank did not have any brokered deposits. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of March 31, 2013 and December 31, 2012. Collateral for the structured notes are subject to a reduction of 8.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $115.6 million and $116.9 million in securities posted as collateral for these instruments as of March 31, 2013 and December 31, 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank pre-pays the agreements prior to maturity, it must do so at its fair value, which as of March 31, 2013 exceeded the book value of the individual agreements by $13.4 million.

Information concerning securities sold under agreements to repurchase as of March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013	December 31, 2012
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	39	42

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below the PCA defined category of well-capitalized at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million in the first quarter of 2013. Failure to maintain required collateral levels is a violation of the default provision under the terms of the agreement and could result in a termination penalty. At March 31, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by $10.7 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) borrowings at March 31, 2013 and December 31, 2012 were $110.0 million and $135.0 million, respectively. The FHLB advances had a weighted-average maturity of 47 months and a weighted-average rate of 4.11% at March 31, 2013. The FHLB advances had a weighted-average maturity of 43 months and a weighted-average rate of 3.88% at December 31, 2012.

The Bank’s remaining borrowing capacity with the FHLB is $0.6 million at March 31, 2013. The minimal borrowing capacity was due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or pre-pay advances to reduce the amount of collateral required to secure the debt. During the quarter ended March 31, 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarters of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. This prepayment reduced interest expense by $0.2 million for the current quarter and reduced the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $21.1 million as of March 31, 2013. In the event the Bank pre-pays an advance prior to maturity, it must do so at its fair value, which as of March 31, 2013 exceeded the book value of the individual advances by $14.3 million. To the extent it is required to purchase additional securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher interest-earning asset growth.

During the third quarter of 2012, the FHLB notified the Bank that it was required to also collateralize the excess of the fair value of the FHLB advances over the book value. As of March 31, 2013 the amount of the collateral pledged for the excess of fair value over the book value totaled $2.5 million of cash and $14.4 million of investment securities.

Stockholders’ Equity

Stockholders’ equity decreased by $2.9 million to $37.4 million at March 31, 2013 from $40.3 million at December 31, 2012 due to the net loss of $2.0 million and a decrease in other comprehensive income of $0.9 million for the three months ended March 31, 2013.

Beginning in 2009 and continuing into 2013, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio decreased to 5.0% at March 31, 2013, from 5.2% at December 31, 2012. As of March 31, 2013, the Bank’s Tier 1 capital to adjusted assets ratio was 5.03%, Total risk based capital to risk- weighted assets ratio was 9.81% and Tier 1 capital to risk-weighted assets ratio was 8.54%. Due to the Consent Order requiring that the Bank meet and maintain a Tier 1 capital to adjusted assets ratio of 9.00% and a Total Risk Based capital to risk-weighted assets ratio of 13.00% by December 31, 2012, the Bank was deemed as adequately capitalized for regulatory supervision purposes. These ratios as of December 31, 2012 were 5.13%, 9.78%, and 8.52%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012.

General

Net loss for the three months ended March 31, 2013 was $2.0 million, as compared to a net loss of $1.7 million for the three months ended March 31, 2012. The net loss for the first quarter of 2013 increased compared with the same period in 2012 due to an increase in noninterest expense of $1.5 million, a decrease in net interest income of $0.6 million and a decrease in noninterest income of $0.4 million, which was partially offset by a reduction in the provision for loan losses of $2.2 million. Noninterest expense increased during the first quarter of 2013 compared to the same period in 2012 primarily due to increased collection and credit expense, additional professional and outside services expense due to the pending merger, a prepayment penalty related to the prepayment of FHLB debt, and higher FDIC insurance expense. Net interest income decreased in the first quarter of 2013 due to a reduction in portfolio and warehouse loans outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Noninterest income decreased in the first quarter of 2013 primarily due to a decrease in gains on the sale of loans held-for-sale and from decreased mortgage banking activity.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2013 and 2012. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earnings assets:
Loans (1)	$482,766	$6,961	5.77%	$561,156	$7,873	5.61%
Securities available-for-sale (2)	155,189	497	1.28%	131,788	824	2.50%
Other interest-earning assets (3)	77,994	77	0.40%	59,617	52	0.35%
Total interest-earning assets	715,949	7,535	4.20%	752,561	8,749	4.64%
Noninterest-earning assets	36,853			32,590
Total assets	$752,802			$785,151

Interest-bearing liabilities:
Interest-bearing demand accounts	$73,898	$59	0.32%	$76,323	$139	0.73%
Savings deposits	72,098	63	0.35%	75,553	106	0.56%
Money market accounts	105,840	122	0.46%	126,674	175	0.55%
Time deposits	210,042	638	1.22%	188,290	825	1.75%
Securities sold under agreements to repurchase	92,800	1,182	5.10%	92,800	1,196	5.15%
Federal Home Loan Bank advances	110,278	1,134	4.11%	135,000	1,325	3.93%
Total interest-bearing liabilities	664,956	3,198	1.92%	694,640	3,766	2.16%
Noninterest-bearing liabilities	48,915			43,467
Total liabilities	713,871			738,107
Total stockholders’ equity	38,931			47,044
Total liabilities and stockholders’ equity	$752,802			$785,151

Net interest income		$4,337			$4,983
Net interest spread			2.28%			2.48%
Net interest-earning assets	$50,993			$50,247
Net interest margin (4)			2.42%			2.65%
Average interest-earning assets to average interest-bearing liabilities		107.67%			108.34%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes portfolio loans and other loans.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earnings assets:
Loans	$(1,125)	$213	$(912)
Securities available-for-sale	127	(454)	(327)
Other interest-earning assets	18	7	25
Total interest-earning assets	(980)	(234)	(1,214)

Interest-bearing liabilities:
Interest-bearing demand accounts	(4)	(76)	(80)
Savings deposits	(5)	(38)	(43)
Money market accounts	(26)	(27)	(53)
Time deposits	87	(274)	(187)
Securities sold under agreements to repurchase	-	(14)	(14)
Federal Home Loan Bank advances	(252)	61	(191)
Total interest-bearing liabilities	(200)	(368)	(568)

Net interest income	$(780)	$134	$(646)

Interest Income

Total interest income decreased $1.2 million to $7.5 million for the three months ended March 31, 2013 from $8.7 million for the three months ended March 31, 2012 primarily due to the decrease in interest income on loans and securities available-for-sale. Interest income on loans decreased to $7.0 million for the three months ended March 31, 2013 from $7.9 million in the first quarter of 2012. This decrease was due to a decline in the average balance of loans, which decreased $78.4 million to $482.8 million for the three months ended March 31, 2013 from $561.2 million in the prior year quarter, partially offset by an increase in average yield on loans of 16 basis points to 5.77% for the three months ended March 31, 2013. The average balance of loans declined due to the reduction in portfolio and warehouse loans outstanding. Interest income earned on securities decreased $0.3 million to $0.5 million for the three months ended March 31, 2013 from $0.8 million in the first quarter of 2012. This decrease was due to the lower interest rates available on new purchases of securities and higher premium amortization due to a higher rate of prepayments. The impact of the decline in average yield by 122 basis points to 1.28% was partially offset by an increase in the average balance of securities of $23.4 million to $155.2 million for the three months ended March 31, 2013. Due to the decline in yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets, and the change in the mix of interest-earning assets related to our capital preservation strategy, the Company expects interest income to be lower during 2013 as compared to 2012.

Interest Expense

Interest expense declined by $0.6 million to $3.2 million for the three months ended March 31, 2013 from $3.8 million in the first quarter of 2012 due to the decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits for the three months ended March 31, 2013, as compared to the first quarter of 2012, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 29 basis points to 0.70% for the three months ended March 31, 2013 as compared to 0.99% in the first quarter of 2012 due to the low interest rate environment. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million. This prepayment reduced interest expense by $0.2 million for the current quarter. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.80% for the three months ended March 31, 2013 down from 2.04% for the three months ended March 31, 2012, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the securities sold under agreements to repurchase and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $0.7 million to $4.3 million for the three months ended March 31, 2013 from $5.0 million for the three months ended March 31, 2012, due to the decrease in interest income resulting from a reduction in average outstanding balances of the interest-earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 20 basis points to 2.28% for the three months ended March 31, 2013 as compared to 2.48% in the first quarter of 2012. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 23 basis points to 2.42% for the three months ended March 31, 2013 as compared to 2.65% in the first quarter of 2012. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed-interest rate debt, which has a weighted average rate of 4.56%, combined with declining balances of interest-earning assets and the change in mix due to higher levels of lower yielding cash equivalent balances to meet liquidity needs.

Provision for Loan Losses

Provision for loan losses of $1.2 million and $3.5 million were made during the three months ended March 31, 2013 and 2012, respectively. The decline in the provision for loan losses during the three months ended March 31, 2013 compared with the year-earlier quarter reflected reduced non-performing loans, net charge-offs and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. Net charge-offs for the three months ended March 31, 2013 were $1.6 million as compared to $5.5 million in the first quarter of 2012. The decrease in net charge-offs in the first quarter of 2013 compared with the first quarter of 2012 primarily reflected a $1.7 million charge-off in the first quarter of 2012 related to a short sale of a retail strip center, $0.9 million in charge-offs in the first quarter of 2012 related to collateral dependent commercial land loans and $0.7 million less in charge-offs in first quarter 2013 related to one- to four-family residential loans and home equity loans.

Noninterest Income

The components of noninterest income for the three months ended March 31, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$747	$784	$(37)	-4.7%
Gain on sale of loans held-for-sale	334	610	(276)	-45.2%
Bank owned life insurance earnings	99	116	(17)	-14.7%
Interchange fees	395	403	(8)	-2.0%
Other	140	242	(102)	-42.1%
	$1,715	$2,155	$(440)	-20.4%

Noninterest income for the three months ended March 31, 2013 decreased $0.4 million to $1.7 million as compared to $2.1 million in the first quarter of 2012. The decrease in noninterest income was primarily due to reductions in gains on sales of loans held-for-sale.

For the three months ended March 31, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $0.1 million in net gains recognized for the servicing of SBA loans. For the three months ended March 31, 2012, gains on sales of mortgage loans held-for-sale was $0.4 million and gains on sales of SBA loans held-for-sale was $0.2 million. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending and has phased out the business activity of internally originating mortgage loans held-for-sale.

Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,276	$2,190	$86	3.9%
Occupancy and equipment	483	516	(33)	-6.4%
FDIC insurance premiums	440	275	165	60.0%
Foreclosed assets, net	(18)	(153)	135	88.2%
Data processing	330	330	-	0.0%
Outside professional services	888	775	113	14.6%
Collection expense and repossessed asset losses	912	486	426	87.7%
Other	1,546	953	593	62.2%
	$6,857	$5,372	$1,485	27.6%

Noninterest expense increased $1.5 million to $6.9 million for the three months ended March 31, 2013 from $5.4 million for the three months ended March 31, 2012. Noninterest expense for the first quarter of 2013 compared with the first quarter of 2012 primarily reflected increased collection and credit expense, additional professional and outside services expense due to the pending merger, a prepayment penalty related to the prepayment of FHLB debt, and higher FDIC insurance expense due to the Bank’s financial condition.

Management expects noninterest expense associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida. Additionally, management expects noninterest expense will be higher in 2013 due to merger related expenses.

Income Tax

The Company recorded no income tax expense for the three months ended March 31, 2013 and 2012, respectively. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Financial Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in deposit accounts, cash flows from loan payments and securities sales and borrowings. The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds. In addition warehouse loans, repay rapidly with an average duration of less than 30 days, with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

While primary sources of funds continue to be adequate to meet demands, management has limited contingent liquidity sources available to meet potential funding requirements. As a result, management has increased the amount of cash and cash equivalents held during the first quarter of 2013. As of March 31, 2013 and December 31, 2012, the Company had additional borrowing capacity of $0.6 million and $5.2 million, respectively, with the FHLB of Atlanta. During 2012, the Company’s borrowing capacity was reduced following an FHLB of Atlanta credit and collateral review. Also, during 2012, the Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $21.2 million and $21.6 million as of March 31, 2013 and December 31, 2012, respectively. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the first quarter of 2013, the Bank decreased deposits from this service by $3.0 million, but expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s securities sold under agreements to repurchase which total $92.8 million have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million of long-term debt, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below well-capitalized at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral.

During the first quarter of 2013, cash and cash equivalents increased $9.7 million from $67.8 million as of December 31, 2012 to $77.5 million as of March 31, 2013 as part of the Bank’s strategy to strengthen its overall liquidity position. Cash from operating activities of $1.8 million and cash from investing activities of $30.3 million was more than cash used in used in financing activities of $22.4 million. Primary sources of cash were from repayment of warehouse loans of $291.5 million, proceeds from maturities and payments of securities available-for-sale of $9.1 million, net decreases in portfolio loans of $8.3 million and proceeds from the sale of loans held-for-sale of $4.0 million. Primary uses of cash included funding of warehouse loans of $277.1 million, repayment of FHLB advances of $25.0 million, and purchases of securities available-for-sale of $5.1 million.

During the first quarter of 2012, cash and cash equivalents increased $6.1 million from $41.0 million as of December 31, 2011, to $47.1 million as of March 31, 2012. Cash from operating activities of $0.8 million and cash from investing activities of $15.7 million was more than cash used in used in financing activities of $10.4 million. Primary sources of cash were from sales of warehouse loans of $178.0 million, net decreases in portfolio loans of $16.2 million, proceeds from the sale of loans held-for-sale of $13.9 million, and proceeds from maturities and payments of securities available-for-sale of $7.8 million. Primary uses of cash included funding of warehouse loans $175.4 million, originating loans held-for-sale of 13.7 million, purchases of securities available-for-sale of $12.4 million, and net decreases in deposits of $10.4 million.

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

The ALCO generally meets at least quarterly, but more frequently if needed, to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to income simulations. The ALCO recommends appropriate strategy changes based on this review. The ALCO also is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly.

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

As shown below the Company’s greatest risk is due to a decline in interest rates, but improves in an upward rate environment. This is due to the high level of fixed rate debt at interest rates well above market. The Company’s exposure to interest risk has increased during the first quarter of 2013 due to the continued low interest rate environment which magnifies the impact of the cost of the Company’s long term debt and increased investment in lower rate investment securities along with an overall decline in interest-earning assets.

As of March 31, 2013
				Net Present Value as a Percentage of Present Value of Assets (PVA) (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Increase / (Decrease) in Estimated Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Net Present Value Ratio (4)	Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
+300	$31,035	$2,850	10.1%	4.16%	62	$19,897	$1,860	10.3%
+200	34,583	6,398	22.7%	4.53%	99	18,903	866	4.8%
+100	32,097	3,912	13.9%	4.11%	57	18,470	433	2.4%
0	28,185	-	-	3.54%	-	18,037	-	-
-100	18,409	(9,776)	-34.7%	2.29%	(125)	17,602	(435)	-2.4%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net Present Value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	PVA represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	Net Present Value Ratio represents Net Present Value divided by PVA.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of litigation at March 31, 2013, other than the litigation described below.

Current Litigation Relating to the Merger

On March 7, 2013, Lucas Lindsey filed a stockholder class action lawsuit in the Circuit Court of Baltimore City, Maryland against the Company, the Bank, the directors of the Company, Bond Street and Florida Community Bank. The lawsuit purports to be brought directly on behalf of all of the Company’s public stockholders and derivatively on behalf of the Company. The complaint alleges that the directors of the Company breached their fiduciary duties to the stockholders by failing to take steps necessary to obtain a fair, adequate and maximum price for the common stock, and that Bond Street and Florida Community Bank aided and abetted the Company’s directors’ alleged breaches of fiduciary duty. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of the Company’s stockholders and/or rescission of the proposed merger transaction.

On April 4, 2013, Lucas Lindsey filed an amended complaint adding new factual allegations and dropping the Company’s directors Jay Sidhu and Bhanu Choudhrie as defendants. In particular, the amended complaint alleges that the disclosures provided to the Company’s stockholders, as set forth in the preliminary proxy statement filed with the SEC on March 27, 2013, failed to provide required material information necessary for the Company’s stockholders to make a fully informed decision concerning the merger. The amended complaint also includes additional allegations that the proposed common stock purchase price is inadequate and unfair.

On April 15, 2013, the Lindsey lawsuit was removed from the Circuit Court of Baltimore City to the Federal Court in the District of Maryland.

On March 18, 2013, Jason Laugherty filed a stockholder class action lawsuit in the Circuit Court of Baltimore City, Maryland against the Company, the directors of the Company and Bond Street. The lawsuit purports to be brought directly on behalf of all of the Company’s public stockholders and alleges that the directors of the Company breached their fiduciary duties to the stockholders as a result of their attempt to sell the Company by means of an unfair process and for an unfair price. In addition, the lawsuit alleges that Bond Street aided and abetted the Company’s directors’ alleged breaches of fiduciary duty. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory damages on behalf of Atlantic Coast Financial stockholders and/or rescission of the proposed merger transaction.

Both the Company and Bond Street believe that both lawsuits are meritless and intend to vigorously defend themselves against the allegations.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: May 15, 2013	By:	/s/ G. Thomas Frankland

G. Thomas Frankland
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Thomas B. Wagers, Sr.

Thomas B. Wagers, Sr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

