Form 10-Q
period 2013-06-30
Atlantic Coast Financial CORP
filed 2013-08-13
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

2,629,061 shares of common stock, $0.01 par value, outstanding as of August 5, 2013

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$3,758	$7,490
Short-term interest-earning deposits	74,201	60,338
Total cash and cash equivalents	77,959	67,828
Securities available-for-sale	160,856	159,745
Portfolio loans, net of allowance of $10,029 in 2013 and $10,889 in 2012	386,285	421,201
Other loans:
Held-for-sale	2,217	4,089
Warehouse	60,653	68,479
Total other loans	62,870	72,568
Federal Home Loan Bank stock, at cost	5,879	7,260
Land, premises and equipment, net	14,279	14,584
Bank owned life insurance	15,960	15,764
Other real estate owned	12,861	8,065
Accrued interest receivable	1,971	2,035
Other assets	3,274	3,569
Total assets	$742,194	$772,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$43,889	$41,904
Interest-bearing demand	73,240	73,490
Savings and money market	174,777	181,708
Time	210,238	202,658
Total deposits	502,144	499,760
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	110,000	135,000
Accrued expenses and other liabilities	6,085	4,799
Total liabilities	711,029	732,359

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, 2,629,061 issued and outstanding at June 30, 2013 and December 31, 2012	26	26
Additional paid-in capital	56,093	56,132
Common stock held by:
Employee stock ownership plan shares of 83,832 at June 30, 2013 and 86,227 at December 31, 2012	(1,821)	(1,873)
Benefit plans	(326)	(338)
Retained deficit	(17,966)	(14,373)
Accumulated other comprehensive income (loss)	(4,841)	686
Total stockholders’ equity	31,165	40,260
Total liabilities and stockholders’ equity	$742,194	$772,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest and dividend income:
Loans, including fees	$6,712	$7,730	$13,673	$15,603
Securities and interest-earning deposits in other financial institutions	674	893	1,248	1,770
Total interest and dividend income	7,386	8,623	14,921	17,373
Interest expense:
Deposits	867	998	1,749	2,243
Federal Home Loan Bank advances	1,144	1,326	2,278	2,651
Securities sold under agreements to repurchase	1,196	1,195	2,378	2,392
Total interest expense	3,207	3,519	6,405	7,286
Net interest income	4,179	5,104	8,516	10,087
Provision for loan losses	1,219	3,741	2,453	7,216
Net interest income after provision for loan losses	2,960	1,363	6,063	2,871

Noninterest income:
Service charges and fees	750	786	1,497	1,570
Gain on sale of loans held-for-sale	299	381	633	1,118
Bank owned life insurance earnings	98	116	197	232
Interchange fees	404	408	799	812
Other	182	108	322	222
Total noninterest income	1,733	1,799	3,448	3,954

Noninterest expense:
Compensation and benefits	2,127	2,434	4,403	4,624
Occupancy and equipment	482	517	965	1,033
FDIC insurance premiums	442	272	882	547
Foreclosed assets, net	(171)	79	(189)	(74)
Data processing	446	340	776	670
Outside professional services	1,070	694	1,958	1,468
Collection expense and repossessed asset losses	676	635	1,588	1,121
Other	1,175	1,037	2,721	1,991
Total noninterest expense	6,247	6,008	13,104	11,380

Loss before income tax expense (benefit)	(1,554)	(2,846)	(3,593)	(4,555)
Income tax expense (benefit)	-	150	-	150
Net loss	$(1,554)	$(2,996)	$(3,593)	$(4,705)

Loss per common share:
Basic	$(0.62)	$(1.20)	$(1.43)	$(1.89)
Diluted	$(0.62)	$(1.20)	$(1.43)	$(1.89)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(1,554)	$(2,996)	$(3,593)	$(4,705)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(4,641)	1,647	(5,527)	2,368
Less reclassification adjustments for (gains) losses recognized in income	-	-	-	-
Net unrealized gains (losses)	(4,641)	1,647	(5,527)	2,368
Income tax effect	-	-	-	-
Net of tax effect	(4,641)	1,647	(5,527)	2,368

Total other comprehensive income (loss)	(4,641)	1,647	(5,527)	2,368

Comprehensive loss	$(6,195)	$(1,349)	$(9,120)	$(2,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

For the six months ended June 30, 2013:

Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$40,260
Employee stock ownership plan shares earned, 2,395 shares	-	(42)	52	-	-	-	10
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	13	-	-	-	-	13
Distribution from Rabbi Trust	-	(12)	-	12	-	-	-
Net loss	-	-	-	-	(3,593)	-	(3,593)
Other comprehensive loss	-	-	-	-	-	(5,527)	(5,527)
Balance at June 30, 2013	$26	$56,093	$(1,821)	$(326)	$(17,966)	$(4,841)	$31,165

For the six months ended June 30, 2012:

Balance at December 31, 2011	$26	$56,186	$(1,977)	$(351)	$(7,706)	$116	$46,294
Employee stock ownership plan shares earned, 2,395 shares	-	(47)	52	-	-	-	5
Management restricted stock expense	-	16	-	-	-	-	16
Stock options expense	-	18	-	-	-	-	18
Distribution from Rabbi Trust	-	168	-	(174)	-	-	(6)
Net loss	-	-	-	-	(4,705)	-	(4,705)
Other comprehensive income	-	-	-	-	-	2,368	2,368
Balance at June 30, 2012	$26	$56,341	$(1,925)	$(525)	$(12,411)	$2,484	$43,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,593)	$(4,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,453	7,216
Gain on sale of loans held-for-sale	(633)	(1,118)
Originations of loans held-for-sale	(4,869)	(28,201)
Proceeds from sales of loans held-for-sale	7,374	26,182
Foreclosed assets, net	(189)	(74)
Loss on disposal of equipment	-	5
Employee stock ownership plan compensation expense	10	5
Share-based compensation expense	15	34
Amortization of premiums and deferred fees, net of accretion of discounts on securities and loans	772	313
Depreciation expense	328	395
Net change in accrued interest receivable	64	290
Net change in cash surrender value of bank owned life insurance	(196)	(232)
Net change in other assets	295	(454)
Net change in accrued expenses and other liabilities	1,286	(199)
Net cash provided by operating activities	3,117	(543)

Cash flows from investing activities:
Proceeds from maturities and payments of securities available-for-sale	18,009	16,016
Purchase of securities available-for-sale	(25,582)	(33,823)
Funding of warehouse loans	(569,763)	(378,755)
Proceeds from repayments of warehouse loans	577,589	385,705
Net change in portfolio loans	23,378	37,724
Expenditures on premises and equipment	(23)	(245)
Proceeds from sale of other real estate owned	4,641	3,792
Redemption of Federal Home Loan Bank stock	1,381	1,819
Net cash provided by investing activities	29,630	32,233

Cash flows from financing activities:
Net increase (decrease) in deposits	2,384	(7,930)
Repayment of Federal Home Loan Bank advances	(25,000)	-
Shares purchased for and distributions from Rabbi Trust	-	(5)
Net cash used in financing activities	(22,616)	(7,935)

Net increase in cash and cash equivalents	10,131	23,755
Cash and cash equivalents, beginning of period	67,828	41,017
Cash and cash equivalents, end of period	$77,959	$64,772

Supplemental disclosures of cash flow information:
Interest paid	$6,419	$7,311
Income taxes paid	$-	$-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$9,248	$5,587
Loans transferred to held-for-sale	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

The accompanying condensed consolidated balance sheets as of December 31, 2012, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The 2012 Atlantic Coast Financial Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

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

Impact of Certain Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires new footnote disclosures of items reclassified from accumulated other comprehensive income (loss) to net income (loss). The new guidance is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the guidance for the first quarter of 2013, there was no impact on the Company’s financial statements or results of operations but future filings may include additional disclosures related to reclassifications from accumulated other comprehensive income (loss) to net income (loss).

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 2. MATERIAL UNCERTAINTIES

The Company recorded an operating loss in the first six months of 2013 of $3.6 million, resulting in a retained deficit of $18.0 million as of June 30, 2013. Prior to 2013, the Company had recorded five consecutive years of operating losses aggregating $63.3 million. During the period from January 1, 2008 until June 30, 2013 the Bank has recorded provision for loan losses of $90.4 million, goodwill impairment of $2.8 million, other than temporary impairment of investment securities of $5.1 million and has a full valuation reserve for deferred tax assets totaling $30.0 million (see Note 11). The Company’s earnings capability is also impacted by the expense of its long term debt, which at June 30, 2013 had a weighted average rate of 4.56% with collective prepayment penalties to extinguish the debt of $22.8 million. The uncertainty about future provision for loan losses and other credit costs, and the impact on net interest income of the expense of the long term debt combined with continued decline in yields on interest-earning assets creates uncertainty about the Company’s ability to attain profitability.

During 2012 the Bank’s contingent sources of liquidity to meet loan demand or other liquidity needs became limited due to reductions in approved borrowing limits with the Federal Reserve Bank of Atlanta (the FRB) and the FHLB. In July 2012 the FRB notified the Bank that it was not eligible to participate in its Primary Borrowing program but may be eligible to borrow under its Secondary Borrowing program under limited circumstances. Due to declining credit ratings and reduced collateral values, the Bank’s borrowing capacity at the FHLB was $5.0 million as of June 30, 2013. The Bank had unpledged securities of $13.0 million as of June 30, 2013 acting as additional contingent liquidity in the event the Bank’s cash and cash equivalents, which totaled $77.9 million at the end of the second quarter of 2013, was not sufficient to meet liquidity demand. Under the Consent Order (the Order) the Bank is prohibited from renewing or increasing Broker Deposits without the prior approval of the OCC. The Bank’s holding company does not have meaningful liquid resources and therefore is not an immediate source of liquidity support for the Bank. In the event of a sudden decline in deposits, or a reduction in deposits over time, the Bank’s liquidity resources may not be sufficient to meet demands.

The Bank’s long-term debt, which is comprised of $92.8 million of structured notes in connection with a reverse repurchase agreement and $110.0 million of FHLB debt, are collateralized by investment securities and portfolio loans. Under the terms of the debt, the Bank must maintain collateral requirements as defined by the counterparties. Failure to maintain the required collateral would constitute a default under the debt agreements that would result in the counterparties having the option to call the debt including prepayment fees. In the event the debt were called and depending on the exact amount of these penalties at the time of repayment, the Bank may be deemed to be less than adequately capitalized which could result in additional restrictions and directives from its regulators.

The Board of Directors of the Bank entered into the Order with the OCC on August 10, 2012, that among other matters, required that the Bank achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and a Tier 1 capital ratio of 9.00% of adjusted total assets. As of June 30, 2013 these ratios were 9.55% and 4.83%, respectively. Under applicable banking regulations for undercapitalized banks such a determination could result in additional restrictions and directives from the OCC and the FDIC that could include sale, liquidation, or federal conservatorship or receivership of the Bank. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

In November 2011 the Company’s Board of Directors began a review of the strategic alternatives available to it to address its capital needs. Following the June 2013 rejection of the proposed merger of the Company with Bond Street Holdings, Inc. by stockholders (Note 3), the Company's Board of Directors has begun to evaluate other strategic alternatives to raise capital in the near term, including a possible recapitalization.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 3. MERGER AGREEMENT WITH BOND STREET HOLDINGS, INC.

On February 25, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the Merger Agreement) with Bond Street Holdings, Inc. (Bond Street) and its bank subsidiary, Florida Community Bank, N.A. (Florida Community Bank). Pursuant to the Merger Agreement, the Company was to be merged with and into Bond Street (the Merger) and the Bank was then to merge with and into Florida Community Bank.

On April 22, 2013, the Company and the Bank entered into Amendment Number 1 to the Merger Agreement (the Amended Merger Agreement) with Bond Street and Florida Community Bank. Under the terms of the Amended Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the merger would have been converted into the right to receive $5.00 in cash at closing.

On June 11, 2013, the proposed merger was rejected by the stockholders of the Company. On June 24, 2013, the Company provided notice to Bond Street that it was terminating the Merger Agreement pursuant to provisions of the Merger Agreement that permitted either the Company or Bond Street to terminate the Merger Agreement if stockholders of the Company did not approve the Merger Agreement by June 21, 2013.

Current Litigation Relating to the Merger

As described in greater detail in the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 13, 2013, two putative class action lawsuits related to the proposed merger were originally filed against the Company, the Bank, Bond Street and Florida Community Bank and certain directors of the Company. The two prior lawsuits were voluntarily dismissed and a new combined federal court action was filed on May 20, 2013.

On June 5, 2013, Plaintiff Jason Laugherty, individually and on behalf of a putative class of similarly situated stockholders, the Company, the Bank, Bond Street, Florida Community Bank, and individual defendants Forrest W. Sweat, Jr., Charles E. Martin, Jr., Thomas F. Beeckler, G. Thomas Frankland, John J. Linfante, W. Eric Palmer, and H. Dennis Woods, entered into a Memorandum of Understanding (the MOU) regarding the settlement in principle of a putative class action lawsuit filed in the United States District Court for the District of Maryland (the Action). The Action was filed in response to the Merger Agreement and alleged claims against the Company, the Bank, Bond Street, Florida Community Bank and certain directors of the Company for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of federal proxy disclosure laws relating to the proposed merger.

Under the terms of the MOU, the Company, the Bank, Bond Street and Florida Community Bank, the other named individual director defendants, and the Plaintiff reached an agreement in principle to settle the class action lawsuit and to release the defendants from all claims in the Action and the prior lawsuits relating to the proposed merger, subject to the approval of the United States District Court for the District of Maryland and the consummation of the proposed merger. Under the terms of the MOU, Plaintiff’s counsel also reserved the right to seek an award of attorney’s fees and expenses if the proposed merger was not approved by the Company’s stockholders.

On June 7, 2013, the parties to the MOU submitted a joint motion to stay the Action and/or to extend case deadlines pending consummation of the proposed merger and the filing of a motion for a preliminary approval of settlement. The court granted the motion and stayed the Action pending consummation of the merger. Although the vote on the proposed merger transaction was unsuccessful, the Action remains pending. The Company continues to believe the lawsuit is meritless and intends to vigorously defend against any remaining claims.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

June 30, 2013
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,619	-	$4,619	-
State and municipal	988	-	988	-
Mortgage-backed securities – residential	125,874	-	125,874	-
Collateralized mortgage obligations – U.S. Government	29,375	-	29,375	-
Total	$160,856	-	$160,856	-

December 31, 2012
Assets:
Securities available-for-sale:
State and municipal	$979	-	$979	-
Mortgage-backed securities – residential	119,647	-	119,647	-
Collateralized mortgage obligations – U.S. Government	39,119	-	39,119	-
Total	$159,745	-	$159,745	-

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2013
Assets:
Other real estate owned	$12,861	-	-	$12,861
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	2,381	-	-	2,381

December 31, 2012
Assets:
Other real estate owned	$8,065	-	-	$8,065
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	9,784	-	-	9,784

Quantitative information about Level 3 fair value measurements as of June 30, 2013 and December 31, 2012 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

June 30, 2013
Assets:
Other real estate owned	$12,861	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 36.2% (4.7%) 8.0% to 10.0% (9.6%)
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	2,381	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% to 27.5% (0.5%) 10.0% (10.0%)

December 31, 2012
Assets:
Other real estate owned	$8,065	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 44.0% (2.1%) 8.0% to 10.0% (8.8%)
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	9,784	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% (0.0%) 8.0% to 10.0% (8.9%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair values of other real estate owned (OREO) is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the three months ended June 30, 2013 and 2012 were $112,000 and $116,000, respectively. Write-downs on OREO for the six months ended June 30, 2013 and 2012 were $139,000 and $202,000, respectively.

The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of June 30, 2013 and December 31, 2012 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2013
Assets:
Cash and due from financial institutions	$3,758	$3,758	$3,758	$-	-
Short-term interest-earning deposits	74,201	74,201	74,201	-	-
Portfolio loans, net	386,285	399,914	-	397,533	2,381
Loans held-for-sale	2,217	2,513	-	2,513	-
Warehouse loans	60,653	60,653	-	60,653	-
Federal Home Loan Bank stock, at cost	5,879	5,879	-	-	5,879
Accrued interest receivable	1,971	1,971	-	1,971	-
Liabilities:
Deposits	502,144	502,658	-	502,658	-
Securities sold under agreements to repurchase	92,800	103,759	-	103,759	-
Federal Home Loan Bank advances	110,000	121,889	-	121,889	-
Accrued interest payable (reported on the Condensed Consolidated Balance Sheets in accrued expenses and other liabilities)	1,106	1,106	-	1,106	-

December 31, 2012
Assets:
Cash and due from financial institutions	$7,490	$7,490	$7,490	$-	-
Short-term interest-earning deposits	60,338	60,338	60,338	-	-
Portfolio loans, net	421,201	435,040	-	425,256	9,784
Loans held-for-sale	4,089	4,527	-	4,527	-
Warehouse loans	68,479	68,479	-	68,479	-
Federal Home Loan Bank stock, at cost	7,260	7,260	-	-	7,260
Accrued interest receivable	2,035	2,035	-	2,035	-
Liabilities:
Deposits	499,760	500,469	-	500,469	-
Securities sold under agreements to repurchase	92,800	107,034	-	107,034	-
Federal Home Loan Bank advances	135,000	150,707	-	150,707	-
Accrued interest payable (reported on the Condensed Consolidated Balance Sheets in accrued expenses and other liabilities)	1,120	1,120	-	1,120	-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

The Bank is a member of the FHLB of Atlanta and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of June 30, 2013.

NOTE 6. SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the amortized cost and fair value of the securities available-for-sale and the corresponding amounts of unrealized gains and losses therein as of June 30, 2013 and December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2013
U.S. Government-sponsored enterprises	$5,000	$-	$(381)	$4,619
State and municipal	943	45	-	988
Mortgage-backed securities – residential	129,886	125	(4,137)	125,874
Collateralized mortgage obligations – U.S. Government	29,868	27	(520)	29,375
	$165,697	$197	$(5,038)	$160,856

December 31, 2012
State and municipal	$943	$42	$(6)	$979
Mortgage-backed securities – residential	118,970	847	(170)	119,647
Collateralized mortgage obligations – U.S. Government	39,146	127	(154)	39,119
	$159,059	$1,016	$(330)	$159,745

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE (continued)

The amortized cost and fair value of securities available-for-sale segregated by contractual maturity as of June 30, 2013, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities available-for-sale not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	-	-
Due from more than five to ten years	943	988
Due after ten years	-	-
U.S. Government-sponsored enterprises	5,000	4,619
Mortgage-backed securities – residential	129,886	125,874
Collateralized mortgage obligations – U.S. Government	29,868	29,375
	$165,697	$160,856

The following table summarizes the securities available-for-sale with unrealized losses as of June 30, 2013 and December 31, 2012, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

June 30, 2013
U.S. Government-sponsored enterprises	$4,619	$(381)	$-	$-	$4,619	$(381)
State and municipal	-	-	-	-	-	-
Mortgage-backed securities – residential	122,438	(4,137)	-	-	122,438	(4,137)
Collateralized mortgage obligations – U.S. Government	22,410	(451)	3,579	(69)	25,989	(520)
	$149,467	$(4,969)	$3,579	$(69)	$153,046	$(5,038)

December 31, 2012
State and municipal	$-	$-	$454	$(6)	$454	$(6)
Mortgage-backed securities – residential	61,172	(170)	-	-	61,172	(170)
Collateralized mortgage obligations – U.S. Government	13,207	(78)	5,054	(76)	18,261	(154)
	$74,379	$(248)	$5,508	$(82)	$79,887	$(330)

The increase in unrealized losses during the first six months of 2013 is due to an increase in interest rates, which started in late May and continued through the end of June. The 10-year treasury rate as of June 30, 2013 and December 31, 2012 was 2.52% and 1.78%, respectively.

Other-Than-Temporary Impairment

Management evaluates securities available-for-sale for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 6. SECURITIES AVAILABLE-FOR-SALE (continued)

As of June 30, 2013 the Company’s security portfolio consisted of 42 securities available-for-sale, 33 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of June 30, 2013, $159.9 million, or approximately 99.4% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company does not have the intent to sell these securities and it is not likely it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2013. During the three and six months ended June 30, 2013 and 2012, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

Proceeds from Securities Available-for-Sale

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $8.9 million and $8.2 million for the three months ended June 30, 2013 and 2012, respectively. Proceeds from sales, payments, maturities and calls of securities available-for-sale were $18.0 million and $16.0 million for the six months ended June 30, 2013 and 2012, respectively. No gross gains and no gross losses were realized during the three and six months ended June 30, 2013 and 2012, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	% of Total Loans	December 31, 2012	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$174,177	44.6%	$193,057	45.3%
Commercial	49,145	12.6%	58,193	13.7%
Other (land and multi-family)	18,513	4.8%	19,908	4.7%
Total real estate loans	241,835	62.0%	271,158	63.7%

Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	8,114	2.1%	5,049	1.2%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	8,114	2.1%	5,049	1.2%

Other loans:
Home equity	57,950	14.8%	63,867	15.0%
Consumer	57,556	14.7%	61,558	14.4%
Commercial	25,097	6.4%	24,308	5.7%
Total other loans	140,603	35.9%	149,733	35.1%

Total portfolio loans	390,552	100.0%	425,940	100.0%
Allowance for portfolio loan losses	(10,029)		(10,889)
Net deferred portfolio loan costs	5,762		6,150
Portfolio loans, net	$386,285		$421,201

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of June 30, 2013 and December 31, 2012:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

June 30, 2013
Real estate loans:
One- to four-family	$162,886	$3,600	$1,347	$6,344	$11,291	$174,177
Commercial	46,665	99	-	2,381	2,480	49,145
Other (land and multi-family)	17,820	75	139	479	693	18,513
Total real estate loans	227,371	3,774	1,486	9,204	14,464	241,835

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	8,114	-	-	-	-	8,114
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	8,114	-	-	-	-	8,114

Other loans:
Home equity	56,026	349	225	1,351	1,925	57,950
Consumer	55,616	703	413	824	1,940	57,556
Commercial	24,342	-	-	755	755	25,097
Total other loans	135,983	1,052	638	2,930	4,620	140,603

Total portfolio loans	$371,468	$4,826	$2,124	$12,134	$19,084	$390,552

December 31, 2012
Real estate loans:
One- to four-family	$179,242	$3,598	$1,658	$8,559	$13,815	$193,057
Commercial	49,922	101	-	8,170	8,271	58,193
Other (land and multi-family)	19,289	24	-	595	619	19,908
Total real estate loans	248,453	3,723	1,658	17,324	22,705	271,158

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	4,310	-	-	739	739	5,049
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	4,310	-	-	739	739	5,049

Other loans:
Home equity	60,342	1,008	305	2,212	3,525	63,867
Consumer	59,451	987	418	702	2,107	61,558
Commercial	22,937	200	-	1,171	1,371	24,308
Total other loans	142,730	2,195	723	4,085	7,003	149,733

Total portfolio loans	$395,493	$5,918	$2,381	$22,148	$30,447	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Non-performing portfolio loans, including non-accrual portfolio loans, as of June 30, 2013 and December 31, 2012 were $12.4 million and $24.9 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of June 30, 2013 or December 31, 2012. Non-performing portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and non-performing portfolio loans by class of loans as of June 30, 2013 and December 31, 2012:

	Performing	Non-performing	Total
	(Dollars in Thousands)

June 30, 2013
Real estate loans:
One- to four-family	$167,645	$6,532	$174,177
Commercial	46,764	2,381	49,145
Other (land and multi-family)	18,034	479	18,513
Total real estate loans	232,443	9,392	241,835

Real estate construction loans:
One- to four-family	-	-	-
Commercial	8,114	-	8,114
Acquisition and development	-	-	-
Total real estate construction loans	8,114	-	8,114

Other loans:
Home equity	56,599	1,351	57,950
Consumer	56,686	870	57,556
Commercial	24,342	755	25,097
Total other loans	137,627	2,976	140,603

Total portfolio loans	$378,184	$12,368	$390,552

December 31, 2012
Real estate loans:
One- to four-family	$182,502	$10,555	$193,057
Commercial	49,550	8,643	58,193
Other (land and multi-family)	19,313	595	19,908
Total real estate loans	251,365	19,793	271,158

Real estate construction loans:
One- to four-family	-	-	-
Commercial	4,310	739	5,049
Acquisition and development	-	-	-
Total real estate construction loans	4,310	739	5,049

Other loans:
Home equity	61,655	2,212	63,867
Consumer	60,589	969	61,558
Commercial	23,137	1,171	24,308
Total other loans	145,381	4,352	149,733

Total portfolio loans	$401,056	$24,884	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

The following table presents the risk category of those portfolio loans evaluated by internal asset classification as of June 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

June 30, 2013
Real estate loans:
Commercial	$42,207	$2,261	$4,677	$-	$49,145
Other (land and multi-family)	12,416	401	5,696	-	18,513
Total real estate loans	54,623	2,662	10,373	-	67,658

Real estate construction loans:
Commercial	8,114	-	-	-	8,114
Total real estate construction loans	8,114	-	-	-	8,114

Other loans:
Commercial	22,013	98	2,986	-	25,097
Total other loans	22,013	98	2,986	-	25,097

Total portfolio loans	$84,750	$2,760	$13,359	$-	$100,869

December 31, 2012
Real estate loans:
Commercial	$43,542	$2,308	$12,343	$-	$58,193
Other (land and multi-family)	13,004	413	6,491	-	19,908
Total real estate loans	56,546	2,721	18,834	-	78,101

Real estate construction loans:
Commercial	4,310	-	739	-	5,049
Total real estate construction loans	4,310	-	739	-	5,049

Other loans:
Commercial	22,342	104	1,862	-	24,308
Total other loans	22,342	104	1,862	-	24,308

Total portfolio loans	$83,198	$2,825	$21,435	$-	$107,458

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue and possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for portfolio loan losses for the three months ended June 30, 2013 and 2012 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2013
Real estate loans:
One- to four-family	$4,126	$(407)	$244	$(241)	$3,722
Commercial	1,004	(734)	-	1,051	1,321
Other (land and multi-family)	979	(247)	21	(63)	690
Total real estate loans	6,109	(1,388)	265	747	5,733

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	273	-	-	(199)	74
Acquisition and development	-	-	-	-	-
Total real estate construction loans	273	-	-	(199)	74

Other loans:
Home equity	2,142	(199)	177	(151)	1,969
Consumer	1,272	(471)	58	599	1,457
Commercial	670	(97)	-	223	796
Total other loans	4,084	(767)	235	671	4,222

Total portfolio loans	$10,466	$(2,155)	$500	$1,219	$10,029

June 30, 2012
Real estate loans:
One- to four-family	$5,730	$(3,184)	$215	$2,013	$4,773
Commercial	2,066	(1)	-	(109)	1,956
Other (land and multi-family)	810	(684)	-	587	713
Total real estate loans	8,606	(3,869)	215	2,490	7,442

Real estate construction loans:
One- to four-family	2	-	-	(2)	-
Commercial	-	(202)	-	210	8
Acquisition and development	-	-	-	-	-
Total real estate construction loans	2	(202)	-	208	8

Other loans:
Home equity	3,132	(915)	58	910	3,186
Consumer	1,049	(297)	92	189	1,032
Commercial	727	-	-	(56)	671
Total other loans	4,908	(1,212)	150	1,043	4,889

Total portfolio loans	$13,516	$(5,283)	$365	$3,741	$12,339

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for portfolio loan losses for the six months ended June 30, 2013 and 2012 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2013
Real estate loans:
One- to four-family	$4,166	$(1,372)	$614	$314	$3,722
Commercial	958	(855)	-	1,218	1,321
Other (land and multi-family)	986	(349)	36	17	690
Total real estate loans	6,110	(2,576)	650	1,549	5,733

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	50	-	-	24	74
Acquisition and development	-	-	-	-	-
Total real estate construction loans	50	-	-	24	74

Other loans:
Home equity	2,636	(972)	323	(18)	1,969
Consumer	1,448	(738)	121	626	1,457
Commercial	645	(131)	10	272	796
Total other loans	4,729	(1,841)	454	880	4,222

Total portfolio loans	$10,889	$(4,417)	$1,104	$2,453	$10,029

June 30, 2012
Real estate loans:
One- to four-family	$6,030	$(4,301)	$471	$2,573	$4,773
Commercial	3,143	(2,138)	2	949	1,956
Other (land and multi-family)	1,538	(1,585)	-	760	713
Total real estate loans	10,711	(8,024)	473	4,282	7,442

Real estate construction loans:
One- to four-family	120	-	-	(120)	-
Commercial	-	(202)	-	210	8
Acquisition and development	-	-	-	-	-
Total real estate construction loans	120	(202)	-	90	8

Other loans:
Home equity	3,125	(2,044)	71	2,034	3,186
Consumer	885	(780)	172	755	1,032
Commercial	685	(71)	2	55	671
Total other loans	4,695	(2,895)	245	2,844	4,889

Total portfolio loans	$15,526	$(11,121)	$718	$7,216	$12,339

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance for portfolio loan losses and portfolio loans based on the impairment method as of June 30, 2013:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,020	$2,702	$3,722
Commercial	138	1,183	1,321
Other (land and multi-family)	173	517	690
Total real estate loans	1,331	4,402	5,733

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	74	74
Acquisition and development	-	-	-
Total real estate construction loans	-	74	74

Other loans:
Home equity	395	1,574	1,969
Consumer	45	1,412	1,457
Commercial	425	371	796
Total other loans	865	3,357	4,222

Total ending allowance balance	$2,196	$7,833	$10,029

Portfolio loans:
Real estate loans:
One- to four-family	$6,010	$168,167	$174,177
Commercial	8,910	40,235	49,145
Other (land and multi-family)	7,551	10,962	18,513
Total real estate loans	22,471	219,364	241,835

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	8,114	8,114
Acquisition and development	-	-	-
Total real estate construction loans	-	8,114	8,114

Other loans:
Home equity	1,969	55,981	57,950
Consumer	330	57,226	57,556
Commercial	1,460	23,637	25,097
Total other loans	3,759	136,844	140,603

Total ending portfolio loans balance	$26,230	$364,322	$390,552

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

June 30, 2013

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. If the loan is collateral dependent, the amount of the impairment is charged off. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $0.5 million at June 30, 2013 and December 31, 2012, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. The resulting impairment is included in specific reserves. TDRs classified as impaired loans as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$6,010	$7,966
Commercial	6,300	7,635
Other (land and multi-family)	6,847	2,053
Total real estate loans	19,157	17,654

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other loans:
Home equity	1,969	2,957
Consumer	330	467
Commercial	904	1,329
Total other loans	3,203	4,753

Total TDRs classified as impaired loans	$22,360	$22,407

There were no commitments to lend additional amounts on TDRs as of June 30, 2013 and December 31, 2012.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company is proactive in modifying residential, home equity and consumer loans in early stage delinquency because we believe modifying the loan prior to it becoming non-performing results in the least cost to the Bank. The Bank also modifies larger commercial and commercial real estate loans as TDRs rather than pursuing other means of collection when it believes the borrower is committed to the successful repayment of the loan and the business operations are likely to support the modified loan terms. The following table presents information on TDRs during the six months ended June 30, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring:
Real estate loans:
One- to four-family	4	$613	$613
Other (land and multi-family)	3	5,756	5,756
Total real estate loans	7	6,369	6,369

Other loans:
Home equity	5	143	143
Consumer	5	218	218
Commercial	3	298	298
Total other loans	13	659	659

Total troubled debt restructurings	20	$7,028	$7,028

There were no subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the six months ended June 30, 2013.

The following table presents information on TDRs and subsequent defaults during the six months ended June 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	20	$2,740	$2,141
Commercial	4	587	577
Other (land and multi-family)	6	655	497
Total real estate loans	30	3,982	3,215

Other loans:
Home equity	11	1,280	1,090
Consumer	4	313	312
Commercial	1	46	41
Total other loans	16	1,639	1,443

Total troubled debt restructurings	46	$5,621	$4,658

	Number of Contracts	Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring that subsequently defaulted:
Real estate loans:
Other (land and multi-family)	2	$315

Total troubled debt restructurings that subsequently defaulted	2	$315

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of June 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	5,990	6,082	-
Other (land and multi-family)	7,150	7,388	-
Total real estate loans	13,140	13,470	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	621	621	-
Total other loans	621	621	-

Total with no related allowance recorded	$13,761	$14,091	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$6,010	$6,010	$1,020
Commercial	2,920	2,920	138
Other (land and multi-family)	401	401	173
Total real estate loans	9,331	9,331	1,331

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other loans:
Home equity	1,969	2,069	395
Consumer	330	330	45
Commercial	839	839	425
Total other loans	3,138	3,238	865

Total with an allowance recorded	$12,469	$12,569	$2,196

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended June 30, 2013 and 2012:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2013
Real estate loans:
One- to four-family	$6,507	$48	$-
Commercial	11,425	80	-
Other (land and multi-family)	7,839	93	-
Total real estate loans	25,771	221	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	370	-	-
Acquisition and development	-	-	-
Total real estate construction loans	370	-	-

Other loans:
Home equity	2,184	15	-
Consumer	348	7	-
Commercial	1,540	11	-
Total other loans	4,072	33	-

Total portfolio loans	$30,213	$254	$-

June 30, 2012
Real estate loans:
One- to four-family	$10,880	$155	$-
Commercial	15,350	210	-
Other (land and multi-family)	5,203	29	-
Total real estate loans	31,433	394	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	2,236	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,236	-	-

Other loans:
Home equity	2,673	37	-
Consumer	475	11	-
Commercial	3,812	16	-
Total other loans	6,960	64	-

Total portfolio loans	$40,629	$458	$-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the six months ended June 30, 2013 and 2012:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2013
Real estate loans:
One- to four-family	$6,988	$141	$-
Commercial	11,973	173	-
Other (land and multi-family)	8,029	165	-
Total real estate loans	26,990	479	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	370	-	-
Acquisition and development	-	-	-
Total real estate construction loans	370	-	-

Other loans:
Home equity	2,463	43	-
Consumer	399	12	-
Commercial	1,733	22	-
Total other loans	4,595	77	-

Total portfolio loans	$31,955	$556	$-

June 30, 2012
Real estate loans:
One- to four-family	$10,709	$233	$-
Commercial	17,529	271	-
Other (land and multi-family)	5,179	60	-
Total real estate loans	33,417	564	-

Real estate construction loans:
One- to four-family	228	-	-
Commercial	2,236	-	-
Acquisition and development	-	-	-
Total real estate construction loans	2,464	-	-

Other loans:
Home equity	2,398	65	-
Consumer	420	17	-
Commercial	3,917	23	-
Total other loans	6,735	105	-

Total portfolio loans	$42,616	$669	$-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with directors and executive officers and their associates. These loans totaled approximately $1.5 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively. The activity on these loans during the six months ended June 30, 2013 and the year ended December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Beginning balance	$1,563	$1,587
New portfolio loans and advances on existing loans	42	2
Effect of changes in related parties	-	71
Repayments	(63)	(97)
Ending balance	$1,542	$1,563

NOTE 8. OTHER LOANS

Other loans was comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA loans held-for-sale), and loans secured by one- to four-family residential homes originated under purchase and assumption agreements by third-party originators (warehouse loans). The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. Due to the generally short duration of time the Company holds these loans, the collateral arrangements related to the loans, and other factors, management has determined that no allowance for loan losses is necessary.

The Company did not internally originate any mortgage loans held-for-sale during the three or six months ended June 30, 2013. The Company internally originated approximately $12.8 million and $23.9 million of mortgage loans held-for-sale during the three and six months ended June 30, 2012, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and six months ended June 30, 2012 was $0.2 million and $0.6 million, respectively.

During the three months ended June 30, 2013 and 2012, the Company internally originated approximately $2.5 million and $1.7 million, respectively, of SBA loans held-for-sale. During the six months ended June 30, 2013 and 2012 the Company internally originated approximately $4.9 million and $4.3 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.3 million and $0.1 million during the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively. Additionally, the Company recognized gains on the servicing of these loans of $18,000 and $89,000 during the three months ended June 30, 2013 and 2012, respectively, and $79,000 and $216,000 during the six months ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013 and 2012, the Company originated approximately $292.7 million and $203.4 million, respectively, of warehouse loans from third parties. During the six months ended June 30, 2013 and 2012 the Company originated approximately $569.8 million and $378.8 million, respectively, of warehouse loans from third parties. The weighted average number of days outstanding of warehouse loans was 17 days and 23 days for the three months ended June 30, 2013 and 2012, respectively, and 20 days and 25 days for the six months ended June 30, 2013 and 2012, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of June 30, 2013 and December 31, 2012. Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $120.0 million and $116.9 million in securities posted as collateral for these instruments as of June 30, 2013 and December 31, 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank pre-pays the agreements prior to maturity, it must do so at its fair value, which as of June 30, 2013 exceeded the book value of the individual agreements by $10.9 million.

Information concerning securities sold under agreements to repurchase as of and for the six months ending June 30, 2013, and as of and for the year ended December 31, 2012 is summarized as follows:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	36	42

The securities sold under agreements to repurchase as of June 30, 2013 mature as follows:

Amount Maturing
(Dollars in Thousands)

2013	$-
2014	26,500
2015	10,000
2016	5,000
2017	25,000
Thereafter	26,300
Total	$92,800

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below the PCA defined levels at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At June 30, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by approximately $8.7 million, which approximates the termination penalty.

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings at June 30, 2013 and December 31, 2012 were $110.0 million and $135.0 million, respectively. During the six months ended June 30, 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. The FHLB advances had a weighted-average maturity of 45 months and a weighted-average rate of 4.11% at June 30, 2013.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES (continued)

The Bank’s borrowing capacity with the FHLB is $5.0 million at June 30, 2013. The minimal borrowing capacity is due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or pre-pay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $13.0 million as of June 30, 2013. In the event the Bank pre-pays additional advances prior to maturity, it must do so at its fair value. Additionally, effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of June 30, 2013, fair value exceeded the book value of the individual advances by $11.9 million.

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

As of June 30, 2013, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $30.0 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforward. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. However, under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. The Company became aware of the change in ownership during the second quarter of 2013 based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the gross amount of net operating loss carryovers the Company can use is limited to $325,000 per year. The effects of the limitation on the existing deferred tax asset are currently being analyzed. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

The Company recorded income tax expense of $150,000 for the six months ended June 30, 2012 related to an IRS examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions. Income tax expense (benefit) for the six months ending June 30, 2013 and 2012 was as follows:

	Six months ending June 30,
	2013	2012
	(Dollars in Thousands)

Loss before income tax expense	$(3,593)	$(4,555)
Effective tax rate	39.6%	36.5%
Income tax benefit	(1,424)	(1,663)
Increase in valuation allowance – federal	1,286	1,625
Increase in valuation allowance – state	138	188
Income tax expense	$-	$150

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 12. LOSS PER COMMON SHARE

The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares, and average unearned restricted stock awards. Stock options and stock awards for shares of common stock were not considered in computing diluted weighted average common shares outstanding for the three and six months ended June 30, 2013 and 2012, respectively. Due to reported losses in each period there was no dilutive effect.

The following table summarizes the basic and diluted loss per common share computation for the three and six months ended June 30, 2013 and 2012:

	Three months ending June 30,		Six months ending June 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Share Information)

Basic:
Net Loss	$(1,554)	$(2,996)	$(3,593)	$(4,705)
Weighted average common shares outstanding	2,628,969	2,628,969	2,628,969	2,628,969
Less: average unallocated employee stock ownership plan shares	(86,227)	(91,017)	(86,227)	(91,017)
Less: average director’s deferred compensation shares	(37,712)	(39,478)	(37,926)	(40,842)
Less: average unvested restricted stock awards	(813)	(1,242)	(817)	(1,317)
Weighted average common shares outstanding, as adjusted	2,504,217	2,497,232	2,503,999	2,495,793
Basic loss per common share	$(0.62)	$(1.20)	$(1.43)	$(1.89)

Diluted:
Net Loss	$(1,554)	$(2,996)	$(3,593)	$(4,705)
Weighted average common shares outstanding, as adjusted (from above)	2,504,217	2,497,232	2,503,999	2,495,793
Add: dilutive effects of assumed exercise of stock options	-	-	-	-
Add: dilutive effects of full vesting of stock awards	-	-	-	-
Weighted average dilutive shares outstanding	2,504,217	2,497,232	2,503,999	2,495,793
Diluted loss per common share	$(0.62)	$(1.20)	$(1.43)	$(1.89)

NOTE 13. REGULATORY SUPERVISION

On August 10, 2012 the Board of Directors of the Bank agreed to the Order with its primary regulator, the OCC. The Order does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and FDIC deposit insurance coverage are unaffected. The Order provided that:

•	the Order replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the Office of Thrift Supervision on December 10, 2010;

•	within 10 days of the date of the Order, the Board had to establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Order;

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2013

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

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

The Bank believes it has accomplished all requirements under the Order to date, excluding achieving a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets. In the event the Bank achieves the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order. Atlantic Coast Bank’s actual and required capital levels and ratios were as follows:

	Actual		Required for Capital Adequacy Purposes		Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
June 30, 2013
Total capital (to risk weighted assets)	$41.7	9.55%	$34.9	8.00%	$56.7	13.00%
Tier 1 (core) capital (to risk weighted assets)	36.2	8.29%	17.5	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	36.2	4.83%	29.9	4.00%	67.4	9.00%

December 31, 2012
Total capital (to risk weighted assets)	$45.6	9.78%	$37.3	8.00%	$60.6	13.00%
Tier 1 (core) capital (to risk weighted assets)	39.7	8.52%	18.6	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	39.7	5.13%	30.9	4.00%	69.6	9.00%

The Bank’s capital classification as of June 30, 2013, was adequately capitalized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1. Financial Statements and the notes thereto included in this report and the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013. The discussion below contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this filing that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements, identified by words such as "expects," "anticipates," "believes," "estimates," "targets," "intends," "plans," "goal" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could," involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve general economic trends and changes in interest rates, increased competition, changes in consumer demand for financial services, the possibility of unforeseen events affecting the industry generally, the uncertainties associated with newly developed or acquired operations, market disruptions and other effects of terrorist activities.

Atlantic Coast Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors could affect Atlantic Coast Financial Corporation’s financial performance and could cause Atlantic Coast Financial Corporation’s actual results for future periods to differ materially from those anticipated or projected. Atlantic Coast Financial Corporation undertakes no obligation, and specifically disclaims any obligation, to publicly release revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission.

General Description of Business

The principal business of Atlantic Coast Financial Corporation (the Company) and Atlantic Coast Bank (the Bank) consists of attracting retail deposits from the general public and investing those funds primarily in loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans), and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we have been increasing our focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and, brokers. The Company sells the guaranteed portion of loans originated through SBA lending, rather than hold the loans in portfolio. We also originate multi-family residential loans and commercial construction and residential construction loans, but no longer emphasize the origination of such loans unless they are connected with SBA lending. We also invest in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (the Order) entered into with the Office of the Comptroller of the Currency (the OCC) on August 10, 2012, interest rates paid on deposit are limited and subject to national rates published weekly by the Federal Deposit Insurance Corporation. Deposits are primarily solicited in the Bank’s market area of the Jacksonville metropolitan area and southeastern Georgia when necessary to fund loan demand, or other liquidity needs.

Recent Events

Merger Agreement with Bond Street Holdings, Inc.

On February 25, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the Merger Agreement) with Bond Street Holdings, Inc. (Bond Street) and its bank subsidiary, Florida Community Bank, N.A. (Florida Community Bank). Pursuant to the Merger Agreement, the Company was to be merged with and into Bond Street (the Merger) and the Bank was then to merge with and into Florida Community Bank.

On April 22, 2013, the Company and the Bank entered into Amendment Number 1 to the Merger Agreement (the Amended Merger Agreement) with Bond Street and Florida Community Bank. Under the terms of the Amended Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the completion of the merger would have been converted into the right to receive $5.00 in cash at closing.

On June 11, 2013, the proposed merger was rejected by the stockholders of the Company. On June 24, 2013, the Company provided notice to Bond Street that it was terminating the Merger Agreement pursuant to provisions of the Merger Agreement that permitted either the Company or Bond Street to terminate the Merger Agreement if stockholders of the Company did not approve the Merger Agreement by June 21, 2013.

Deferred Tax Asset

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. The Company became aware of the change in ownership during the second quarter of 2013 based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the gross amount of net operating loss carryovers the Company can use is limited to $325,000 per year. The effects of the limitation on the existing deferred tax asset are currently being analyzed. The deferred tax asset is discussed in detail in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for loan losses, determining fair value of securities available-for-sale, other real estate owned and accounting for deferred income taxes. These accounting policies are discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

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

The impact of the general loss component on the allowance began increasing during 2008 and has remained at an elevated level through the end of the second quarter of 2013. The increase reflected the deterioration of market conditions since 2008, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the six months ended June 30, 2013 and 2012.

Other Real Estate Owned

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on an independent appraisal, less estimated selling costs, at the date of foreclosure, establishing a new cost basis. If fair value declines subsequent to foreclosure, the asset value is written down through expense. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of June 30, 2013, the Company had a valuation allowance of $30.0 million for the net deferred tax asset.

The future realization of the Company’s net operating loss carryovers is limited to approximately $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Recent Events: Deferred Tax Asset for additional information.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General

Total assets decreased $30.4 million, or 3.9%, to $742.2 million at June 30, 2013 as compared to $772.6 million at December 31, 2012. The decrease in assets was primarily due to a decrease in net portfolio loans of $34.9 million, and lower held-for-sale and warehouse loans which decreased $9.7 million, partially offset by an increase in cash and cash equivalents of $10.1 million. The Company continued to manage its balance sheet consistent with its capital preservation strategy as well as to strengthen the Company’s balance sheet liquidity. Total deposits increased $2.3 million, or 0.5%, to $502.1 million at June 30, 2013 from $499.8 million at December 31, 2012. Time deposits grew by a total of $7.5 million and noninterest-bearing demand accounts increased $1.9 million, while savings and money market accounts decreased by $6.9 million and interest-bearing demand accounts decreased $0.2 million during the six months ended June 30, 2013. Total borrowings decreased by $25.0 million to $202.8 million at June 30, 2013 from $227.8 million at December 31, 2012 due to the repayment of $25.0 million of Federal Home Loan Bank (FHLB) advances. Stockholders’ equity decreased by $9.1 million to $31.2 million at June 30, 2013 from $40.3 million at December 31, 2012 due to the net loss of $3.6 million and a decrease in other comprehensive income (loss) of $5.5 million, related to a negative change in the fair value of securities available-for-sale because of an increase in interest rates during the six months ended June 30, 2013.

Following is a summarized comparative balance sheet as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,	Increase / (Decrease)
	2013	2012	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$77,959	$67,828	$10,131	14.9%
Securities available-for-sale	160,856	159,745	1,111	0.7%
Portfolio loans	396,314	432,090	(35,776)	-8.3%
Allowance for loan losses	10,029	10,889	(860)	-7.9%
Portfolio loans, net	386,285	421,201	(34,916)	-8.3%
Other loans (held-for-sale and warehouse)	62,870	72,568	(9,698)	-13.4%
Other Assets	54,224	51,277	2,947	5.7%
Total assets	$742,194	$772,619	$(30,425)	-3.9%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$43,889	$41,904	$1,985	4.7%
Interest-bearing demand	73,240	73,490	(250)	-0.3%
Savings and money market	174,777	181,708	(6,931)	-3.8%
Time	210,238	202,658	7,580	3.7%
Total deposits	502,144	499,760	2,384	0.5%
Securities sold under agreements to repurchase	92,800	92,800	-	-
Federal Home Loan Bank advances	110,000	135,000	(25,000)	-18.5%
Accrued expenses and other liabilities	6,085	4,799	1,286	26.8%
Total liabilities	711,029	732,359	(21,330)	-2.9%
Total stockholders’ equity	31,165	40,260	(9,095)	-22.6%
Total liabilities and stockholders’ equity	$742,194	$772,619	$(30,425)	-3.9%

Cash and Cash Equivalents

Cash and cash equivalents increased $10.1 million to $77.9 million at June 30, 2013 from $67.8 million at December 31, 2012. The Bank’s cash and cash equivalent balances are maintained at elevated amounts in response to reduced contingent sources of liquidity from the FHLB and the FRB and to ensure sufficient immediately available liquidity.

Securities Available-for-Sale

Securities available-for-sale was comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased $1.1 million to $160.8 million at June 30, 2013, from $159.7 million at December 31, 2012. As of June 30, 2013, approximately $120.0 million of securities available-for-sale were pledged as collateral for the securities sold under agreements to repurchase and $24.9 million were pledged to the FHLB as collateral for advances and estimated prepayment fees. At June 30, 2013, $159.9 million, or 99.4%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. In the near term, the Company intends to moderately increase its investment in securities available-for-sale in order to meet increasing collateral requirements for its debt.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of June 30, 2013 and December 31, 2012, excluding loans held-for-sale and warehouse loans:

	June 30, 2013	% of Total Portfolio Loans	December 31, 2012	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$174,177	44.6%	$193,057	45.3%
Commercial	49,145	12.6%	58,193	13.7%
Other (land and multi-family)	18,513	4.7%	19,908	4.7%
Total real estate loans	241,835	61.9%	271,158	63.7%
Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	8,114	2.1%	5,049	1.2%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	8,114	2.1%	5,049	1.2%
Other loans:
Home equity	57,950	14.9%	63,867	15.0%
Consumer	57,556	14.7%	61,558	14.4%
Commercial	25,097	6.4%	24,308	5.7%
Total other loans	140,603	36.0%	149,733	35.1%

Total loans	390,552	100.0%	425,940	100.0%
Allowance for loan losses	(10,029)		(10,889)
Net deferred loan costs	5,762		6,150
Loans, net	$386,285		$421,201

Total gross portfolio loans declined $35.4 million, or 3.3%, to $390.5 million at June 30, 2013 as compared to $425.9 million at December 31, 2012 primarily due to principal amortization and increased prepayments of one- to four-family residential and home equity loans during the six months ended June 30, 2013 consistent with the low interest rate environment for one- to four-family mortgages. Total portfolio loans also declined due to gross loan charge-offs of $2.3 million and transfers to other real estate owned (OREO) of non-performing loans of $9.2 million during the first six months of 2013.

Small business loan originations, including SBA portfolio loans and small business loans originated internally and held-for-sale (SBA loans held-for-sale), were $6.1 million during the six months ended June 30, 2013. The Company sells the guaranteed portion of SBA loans upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans at June 30, 2013 and December 31, 2012 was $4.3 million and $3.3 million, respectively. The Company plans to continue to expand this business line going forward.

Until there is greater certainty about the economic recovery in our market area and the Bank increases its capital levels, management believes portfolio loan balances will likely continue to decline. Principal amortization and loan payoffs are expected to exceed growth in the SBA portfolio and other small business loan production. However, due to the favorable interest rate environment, production of warehouse loans will continue to be a strategic focus but there is no certainty that the balance of such loans will increase.

The composition of the Bank’s portfolio loans is heavily weighted toward one- to four-family residential mortgage loans. As of June 30, 2013, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $232.1 million, or 59.4% of total gross loans. Approximately $34.1 million, or 58.8% of loans recorded as home equity loans are in a first lien position. Accordingly, $208.2 million, or 89.7% of loans collateralized by one- to four-family residential loans were in a first lien position as of June 30, 2013.

The composition of the Bank’s loan portfolio by state as of June 30, 2013 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family first mortgages	$114,674	$35,847	$23,656	$174,177
One- to four-family second mortgages	27,867	28,552	1,531	57,950
One- to four-family construction loans	-	-	-	-
	$142,541	$64,399	$25,187	$232,127

Allowance for Loan Losses

The allowance for loan losses was $10.0 million, or 2.5% of total loans at June 30, 2013 compared to $10.9 million, or 2.5% of total loans at December 31, 2012. The activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 was as follows:

	2013	2012
	(Dollars in Thousands)

Balance at beginning of period	$10,889	$15,526

Charge-offs:
Real estate loans:
One- to four-family	(1,372)	(4,301)
Commercial	(855)	(2,138)
Other (land and multi-family)	(349)	(1,585)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	(202)
Acquisition and development	-	-
Other loans:
Home equity	(972)	(2,044)
Consumer	(738)	(780)
Commercial	(131)	(71)
Total charge-offs	(4,417)	(11,121)

Recoveries:
Real estate loans:
One- to four-family	614	471
Commercial	-	2
Other (land and multi-family)	36	-
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other loans:
Home equity	323	71
Consumer	121	172
Commercial	10	2
Total recoveries	1,104	718

Net charge-offs	(3,313)	(10,403)
Provision for loan losses	2,453	7,216
Balance at end of period	$10,029	$12,339

Net charge-offs during the first six months of 2013 decreased compared to the same period in 2012 primarily due to $4.2 million less in charge-offs related to one-to-four family residential loans and home equity loans, $1.3 million less in charge-offs for collateral-dependent commercial real estate property, $0.6 million less in charge-offs related to residential land loans, and $0.9 million less in charge-offs related to collateral-dependent commercial land loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. During the six months ended June 30, 2013, charge-offs included partial charge-offs of $1.4 million of one- to four-family first mortgages and home equity loans identified as non-performing, a decrease of $0.5 million as compared to $1.9 million for the six months ended June 30, 2012, principally attributable to decreased losses on first mortgages and home equity loans.

Below is a comparative composition of non-performing assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Non-performing assets:
Real estate loans:
One- to four-family	$6,531	$10,555
Commercial	2,381	8,643
Other (land and multi-family)	480	595
Real estate construction loans:
One- to four-family	-	-
Commercial	-	739
Acquisition and development	-	-
Other loans:
Home equity	1,351	2,212
Consumer	870	969
Commercial	755	1,171
Total non-performing loans	12,368	24,884
Other real estate owned	12,861	8,065
Total non-performing assets	$25,229	$32,949

Non-performing loans to total loans	3.1%	5.8%
Non-performing assets to total assets	3.4%	4.3%

Non-performing loans were $12.4 million or 3.1% of total loans at June 30, 2013 as compared to $24.9 million, or 5.8% of total loans at December 31, 2012. The decrease in non-performing loans was primarily due to the transfer of $9.2 million in non-performing loans to OREO and the return to performing status of a $1.0 million residential mortgage loan. Additionally, the decrease is due to fewer performing loans becoming non-performing loans.

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

As of June 30, 2013, total non-performing one- to four-family residential and home equity loans of $7.9 million was comprised of $11.7 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of June 30, 2013 and December 31, 2012 all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of June 30, 2013 and December 31, 2012.

OREO increased $4.8 million to $12.9 million at June 30, 2013 from $8.1 million at December 31, 2012 as transfers from non-performing loans into OREO of $9.2 million exceeded foreclosed asset sales of $4.6 million during the first six months of 2013. Historically, the Company does not incur additional material losses after non-performing loans are moved to OREO, or as a result of the sale of OREO. The Company recorded a net gain on the sale of foreclosed assets of $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 the five largest non-performing loans were as follows. The largest relationship was a $1.8 million loan secured by commercial property. The property went into receivership during the first quarter of 2013. The Bank’s second largest relationship was a $0.7 million loan secured by a multi-family development adjacent to Disney World in central Florida. The project was halted during construction and is in the process of foreclosure. The third largest relationship was a $0.6 million working capital line of credit secured by business assets. The borrower and one of its owners filed Chapter 7 bankruptcy during the first quarter of 2013. The Bank’s fourth and fifth largest relationships were two $0.4 million loans secured by a one- to four-family residence.

Impaired Loans

The following table shows impaired loans segregated by performing and non-performing status and the associated specific reserve as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$504	$-	$6,465	$-
Non-performing	4,100	417	11,196	286
Troubled debt restructuring by category:
Performing troubled debt restructuring – commercial	12,715	165	7,632	214
Performing troubled debt restructuring – residential	8,912	1,613	12,383	1,688
Total impaired loans	$26,231	$2,195	$37,676	$2,188

No portfolio loans were added to performing impaired loans during the first six months of 2013. The decline in non-performing impaired loans was primarily due to the transfer of $9.2 million in loans to OREO during the six months ended June 30, 2013.

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

TDR loans totaled $22.3 million as of June 30, 2013 as compared to $22.4 million at December 31, 2012. Approximately $14.6 million of restructured loans have demonstrated 12 months of performance under restructured terms and are reported as performing.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), small business loans originated internally (SBA loans held-for-sale), and loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans).

The following table shows other loans, segregated by held-for-sale and warehouse, as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Other loans:
Held-for-sale	$2,217	$4,089
Warehouse	60,653	68,479
Total other loans	$62,870	$72,568

Other loans decreased $9.7 million, or 13.4% to $62.9 million at June 30, 2013 as compared to $72.6 million at December 31, 2012 primarily due to a decrease in the weighted average number of days outstanding of warehouse loans. The decrease in days outstanding was partially offset by an increase in production by our warehouse lending operations.

During 2012, the Company phased out its internally generated one- to four-family residential mortgage business in favor of a referral program whereby the Bank earns a fee for closed loans. As a result, the Company did not internally originate or sell any mortgage loans held-for-sale during the six months ended June 30, 2013 as compared to originations of $23.9 million and sales of $21.9 million during the six months ended June 30, 2012. The gain recorded on sale of mortgage loans held-for-sale during the six months ended June 30, 2012 was $0.6 million.

During the six months ended June 30, 2013 the Company internally originated $4.9 million and sold $7.4 million of SBA loans held-for-sale compared to originations of $4.3 million and sales of $4.3 million during the same six month period in 2012. The gain recorded on sales of SBA loans held-for-sale during the six months ended June 30, 2013 and 2012 was $0.6 million and $0.3 million, respectively.

Loans originated and sold under the Company’s warehouse lending program were $569.8 million and $577.6 million, respectively for the six months ended June 30, 2013 as compared to originations and sales of $378.8 million and $385.7 million, respectively for the six months ended June 30, 2012. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for both the six months ended June 30, 2013 and 2012 of $1.0 million. For the six months ended June 30, 2013 the weighted average number of days outstanding of warehouse loans was 20 days.

Deferred Income Taxes

As of both June 30, 2013 and 2012 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the credit related costs and the impact of its high debt costs on profitability. Consequently the Company has recorded a valuation allowance of $30.0 million for nearly the entire amount of the net federal and state deferred tax assets as of June 30, 2013. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some or all of the valuation allowance may be available as a tax benefit.

The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Recent Events: Deferred Tax Asset for additional information.

Deposits

Total deposits were $502.1 million at June 30, 2013, an increase of $2.3 million from $499.8 million at December 31, 2012. Non-maturing deposits decreased by $5.2 million during the first six months of 2013, while time deposits increased by $7.5 million during the same time period. Non-maturing deposits decreased to $291.9 million at June 30, 2013 primarily due to a $6.9 million decrease in savings and money market deposits, offset by an increase in noninterest-bearing demand deposits as the Bank focused sales and marketing efforts on increasing demand deposit customers. Time deposits increased to $210.2 million as of June 30, 2013 due to an increase of $25.0 million related to a retail certificates of deposit promotion, partially offset by a decrease of $7.2 million in our standard certificates of deposit, a decrease of $4.0 million in deposits originally acquired through a national internet deposit program and broker deposit declines of $5.0 million.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on transaction deposit accounts to match asset growth expectations. The Bank uses a combination of strategic retail certificates of deposit promotions and national internet deposit programs to meet liquidity needs that exceed demand deposit growth. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy to promote time deposit growth in order to meet liquidity needs. Under Atlantic Coast Bank’s Consent Order with the OCC dated August 10, 2012, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At June 30, 2013 the Bank did not have any brokered deposits. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of June 30, 2013 and December 31, 2012. Collateral for the structured notes are subject to a reduction of 8.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $120.0 million and $116.9 million in securities posted as collateral for these instruments as of June 30, 2013 and December 31, 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank pre-pays the agreements prior to maturity, it must do so at its fair value, which as of June 30, 2013 exceeded the book value of the individual agreements by $10.9 million.

Information concerning securities sold under agreements to repurchase as of and for the six months ended June 30, 2013, and as of and for the year ended December 31, 2012 is summarized as follows:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	39	42

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below the PCA defined category of well-capitalized at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million in the first quarter of 2013. Failure to maintain required collateral levels is a violation of the default provision under the terms of the agreement and could result in a termination penalty. At June 30, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by $8.7 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) borrowings at June 30, 2013 and December 31, 2012 were $110.0 million and $135.0 million, respectively. The FHLB advances had a weighted-average maturity of 45 months and a weighted-average rate of 4.11% at June 30, 2013. The FHLB advances had a weighted-average maturity of 43 months and a weighted-average rate of 3.88% at December 31, 2012.

The Bank’s remaining borrowing capacity with the FHLB is $5.0 million at June 30, 2013. The minimal borrowing capacity was due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or pre-pay advances to reduce the amount of collateral required to secure the debt. Due to the Bank’s financial condition the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit, accordingly, the amount of required collateral is elevated compared to better performing peers. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarters of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. This prepayment reduced interest expense by $0.2 million for the current quarter and reduced the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $13.0 million as of June 30, 2013. In the event the Bank pre-pays additional advances prior to maturity, it must do so at its fair value. Additionally, effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of June 30, 2013, fair value exceeded the book value of the individual advances by $11.9 million. To the extent it is required to purchase additional securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher interest-earning asset growth.

Stockholders’ Equity

Stockholders’ equity decreased by $9.1 million to $31.2 million at June 30, 2013 from $40.3 million at December 31, 2012 due to the net loss of $3.6 million and a decrease in other comprehensive income (loss) of $5.5 million for the six months ended June 30, 2013. The decrease in other comprehensive income (loss) was due to a negative change in the fair value of securities available-for-sale because of an increase in interest rates during the first six months of 2013.

Beginning in 2009 and continuing into 2013, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio decreased to 4.2% at June 30, 2013, from 5.2% at December 31, 2012. As of June 30, 2013, the Bank’s Tier 1 capital to adjusted assets ratio was 4.83%, Total risk based capital to risk- weighted assets ratio was 9.55% and Tier 1 capital to risk-weighted assets ratio was 8.29%. These ratios as of December 31, 2012 were 5.13%, 9.78%, and 8.52%, respectively. The Bank is currently deemed as adequately capitalized for regulatory supervision purposes.

In November 2011 the Company’s Board of Directors began a review of the strategic alternatives available to it to address its capital needs. Following the June 2013 rejection of the proposed merger of the Company with Bond Street Holdings, Inc. by stockholders, the Company's Board of Directors has begun to evaluate other strategic alternatives to raise capital in the near term, including a possible recapitalization

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012.

General

Net loss for the three months ended June 30, 2013 was $1.6 million, as compared to a net loss of $3.0 million for the three months ended June 30, 2012. The net loss for the second quarter of 2013 decreased compared with the same period in 2012 due to a reduction in the provision for loan losses of $2.5 million, partially offset by a decrease in net interest income of $0.9 million and an increase in noninterest expense of $0.2 million. Net interest income decreased in the second quarter of 2013 due to a reduction in portfolio loans outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by an increase in held-for-sale and warehouse loans outstanding, and decreased interest expense for deposits and FHLB borrowings. Noninterest expense increased during the second quarter of 2013 compared to the same period in 2012 primarily due to additional professional and outside services expense and data processing costs, both associated with the proposed merger which was rejected by stockholders, and higher FDIC insurance expense, partially offset by decreased compensation costs and decreased cost of foreclosed assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended June 30, 2013 and 2012. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$459,291	$6,712	5.85%	$533,021	$7,730	5.80%
Securities available-for-sale (2)	161,578	590	1.46%	142,620	828	2.32%
Other interest-earning assets (3)	89,386	84	0.37%	65,226	65	0.40%
Total interest-earning assets	710,255	7,386	4.16%	740,867	8,623	4.64%
Noninterest-earning assets	37,601			35,768
Total assets	$747,856			$776,635

Interest-bearing liabilities:
Interest-bearing demand accounts	$74,194	$57	0.31%	$76,509	$84	0.44%
Savings deposits	71,381	63	0.35%	78,982	86	0.44%
Money market accounts	103,355	120	0.47%	121,899	144	0.47%
Time deposits	209,365	627	1.20%	181,072	684	1.51%
Securities sold under agreements to repurchase	92,800	1,196	5.15%	92,800	1,195	5.15%
Federal Home Loan Bank advances	110,000	1,144	4.16%	135,000	1,326	3.93%
Total interest-bearing liabilities	661,095	3,207	1.96%	686,262	3,519	2.04%
Noninterest-bearing liabilities	49,887			44,332
Total liabilities	710,982			730,594
Total stockholders’ equity	36,874			46,041
Total liabilities and stockholders’ equity	$747,856			$776,635

Net interest income		$4,179			$5,104
Net interest spread			2.20%			2.60%
Net interest-earning assets	$49,160			$54,605
Net interest margin (4)			2.35%			2.76%
Average interest-earning assets to average interest-bearing liabilities		107.44%			107.96%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes portfolio loans and other loans.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$(1,077)	$59	$(1,018)
Securities available-for-sale	99	(337)	(238)
Other interest-earning assets	23	(4)	19
Total interest-earning assets	(955)	(282)	(1,237)

Interest-bearing liabilities:
Interest-bearing demand accounts	(2)	(25)	(27)
Savings deposits	(8)	(15)	(23)
Money market accounts	(22)	(2)	(24)
Time deposits	97	(154)	(57)
Securities sold under agreements to repurchase	-	1	1
Federal Home Loan Bank advances	(256)	74	(182)
Total interest-bearing liabilities	(191)	(121)	(312)

Net interest income	$(764)	$(161)	$(925)

Interest Income

Total interest income decreased $1.2 million to $7.4 million for the three months ended June 30, 2013 from $8.6 million for the three months ended June 30, 2012 primarily due to the decrease in interest income on loans and securities available-for-sale. Interest income on loans decreased to $6.7 million for the three months ended June 30, 2013 from $7.7 million in the second quarter of 2012. This decrease was due to a decline in the average balance of loans, which decreased $73.7 million to $459.3 million for the three months ended June 30, 2013 from $533.0 million in the prior year quarter, partially offset by an increase in average yield on loans of 5 basis points to 5.85% for the three months ended June 30, 2013. The average balance of loans declined due to the reduction in portfolio loans outstanding, partially offset by the increase in warehouse loans outstanding. Warehouse loan originations continue to increase while the weighted average number of days warehouse loans are outstanding continues to decrease, this results in reduced interest income and increased fee income. Interest income earned on securities decreased $0.2 million to $0.6 million for the three months ended June 30, 2013 from $0.8 million for the second quarter of 2012. This decrease was due to lower yields on reinvested securities and increased amortization of purchase premiums due to higher prepayments. The impact of the decline in average yield by 86 basis points to 1.46% for the current quarter was partially offset by an increase in the average balance of securities of $19.0 million to $161.6 million for the three months ended June 30, 2013. Due to the decline in average yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets, and the change in the mix of interest-earning assets related to our capital preservation strategy into higher balances maintained in lower yielding cash and cash equivalents in order to meet liquidity targets, the Company expects interest income to be lower during 2013 as compared to 2012.

Interest Expense

Interest expense declined by $0.3 million to $3.2 million for the three months ended June 30, 2013 from $3.5 million in the second quarter of 2012 due to the decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits for the three months ended June 30, 2013, as compared to the second quarter of 2012, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 11 basis points to 0.69% for the three months ended June 30, 2013 as compared to 0.80% in the second quarter of 2012 due to the low interest rate environment. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million. This prepayment reduced interest expense by $0.2 million for the current quarter. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.82% for the three months ended June 30, 2013 down from 1.94% for the three months ended June 30, 2012, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the securities sold under agreements to repurchase and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $0.9 million to $4.2 million for the three months ended June 30, 2013 from $5.1 million for the three months ended June 30, 2012, due to the decrease in interest income resulting from a reduction in average outstanding balances of interest-earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 40 basis points to 2.20% for the three months ended June 30, 2013 as compared to 2.60% in the second quarter of 2012. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 41 basis points to 2.35% for the three months ended June 30, 2013 as compared to 2.76% in the second quarter of 2012. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed-interest rate debt, which has a weighted average rate of 4.56%, combined with declining balances of interest-earning assets and the change in mix due to higher levels of lower yielding cash equivalent balances to meet liquidity needs.

Provision for Loan Losses

The detail of the net charge-offs and provision for portfolio loan losses for the three months ended June 30, 2013 and 2012 is as follows:

	2013		2012
	Net Charge-offs	Provision	Net Charge-offs	Provision
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$(163)	$(241)	$(2,969)	$2,013
Commercial	(734)	1,051	(1)	(109)
Other (land and multi-family)	(226)	(63)	(684)	587
Total real estate loans	(1,123)	747	(3,654)	2,490

Real estate construction loans:
One- to four-family	-	-	-	(2)
Commercial	-	(199)	(202)	210
Acquisition and development	-	-	-	-
Total real estate construction loans	-	(199)	(202)	208

Other loans:
Home equity	(22)	(151)	(857)	910
Consumer	(413)	599	(205)	189
Commercial	(97)	223	-	(56)
Total other loans	(532)	671	(1,062)	1,043

Total	$(1,655)	$1,219	$(4,918)	$3,741

Provision for loan losses of $1.2 million and $3.7 million were made during the three months ended June 30, 2013 and 2012, respectively. The decline in the provision for loan losses during the three months ended June 30, 2013 compared with the year-earlier quarter reflected reduced non-performing loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. The decline in the provision for loan losses also reflected provisioning for certain residential loans disposed of in the second quarter of 2012 and two commercial loans that were disposed of in July 2012, which did not recur in 2013. Net charge-offs for the three months ended June 30, 2013 were $1.8 million as compared to $4.9 million in the second quarter of 2012. The decrease in net charge-offs in the second quarter of 2013 compared with the second quarter of 2012 primarily reflected $3.5 million less in charge-offs in the second quarter of 2013 related to one-to-four family residential loans and home equity loans, and $0.6 million less in charge-offs related to residential land loans in the second quarter of 2013, partially offset by a $0.7 million charge-off in the second quarter of 2013 for a collateral-dependent commercial real estate property.

Noninterest Income

The components of noninterest income for the three months ended June 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$750	$786	$(36)	-4.6%
Gain on sale of loans held-for-sale	299	381	(82)	-21.5%
Bank owned life insurance earnings	98	116	(18)	-15.5%
Interchange fees	404	408	(4)	-1.0%
Other	182	108	74	68.5%
	$1,733	$1,799	$(66)	-3.7%

Noninterest income for the three months ended June 30, 2013 decreased $0.1 million to $1.7 million as compared to $1.8 million in the second quarter of 2012. The decrease in noninterest income was primarily due to reductions in gains on sales of loans held-for-sale.

For the three months ended June 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $0.1 million in net gains recognized for the servicing of SBA loans. For the three months ended June 30, 2012, gains on sales of mortgage loans held-for-sale was $0.2 million and gains on sales of SBA loans held-for-sale was $0.1 million. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending and has phased out the business activity of internally originated mortgage loans held-for-sale.

Noninterest Expense

The components of noninterest expense for the three months ended June 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,127	$2,434	$(307)	-12.6%
Occupancy and equipment	482	517	(35)	-6.8%
FDIC insurance premiums	442	272	170	62.5%
Foreclosed assets, net	(171)	79	(250)	-316.5%
Data processing	446	340	106	31.2%
Outside professional services	1,070	694	376	54.2%
Collection expense and repossessed asset losses	676	635	41	6.5%
Other	1,175	1,037	138	13.3%
	$6,247	$6,008	$239	4.0%

Noninterest expense increased $0.2 million to $6.2 million for the three months ended June 30, 2013 from $6.0 million for the three months ended June 30, 2012. Noninterest expense for the second quarter of 2013 compared with the second quarter of 2012 primarily reflected additional professional and outside services expense and data processing costs, both associated with the proposed merger which was rejected by stockholders, and higher FDIC insurance expense due to our regulatory status, partially offset by decreased compensation costs and increased gains on the sale of foreclosed assets. The costs associated with the proposed merger amounted to $1.1 million during the second quarter of 2013.

Management expects noninterest expense associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income Tax

The Company recorded no income tax expense for the three months ended June 30, 2013 and $0.5 million in income tax expense for the three months ended June 30, 2012. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Recent Events: Deferred Tax Asset for additional information.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012.

General

Net loss for the six months ended June 30, 2013 was $3.6 million, as compared to a net loss of $4.7 million for the six months ended June 30, 2012. The net loss for the first six months of 2013 decreased compared with the same period in 2012 due to a reduction in the provision for loan losses of $4.8 million, partially offset by a decrease in net interest income of $1.6 million and an increase in noninterest expense of $1.7 million. Net interest income decreased in the first six months of 2013 due to a reduction in portfolio loans, held-for-sale loans and warehouse loans outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by a decreased interest expense for deposits and FHLB borrowings. Noninterest expense increased during the first six months of 2013 compared to the same period in 2012 primarily due to additional professional and outside services expense and data processing costs, both associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, increased collection and credit expense, and higher FDIC insurance expense, partially offset by decreased compensation costs and decreased cost of foreclosed assets.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the six months ended June 30, 2013 and 2012. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$470,964	$13,673	5.81%	$547,088	$15,603	5.70%
Securities available-for-sale (2)	158,401	1,087	1.37%	137,204	1,653	2.41%
Other interest-earning assets (3)	83,721	161	0.38%	62,422	117	0.38%
Total interest-earning assets	713,086	14,921	4.18%	746,714	17,373	4.66%
Noninterest-earning assets	37,229			34,179
Total assets	$750,315			$780,893

Interest-bearing liabilities:
Interest-bearing demand accounts	$74,047	$116	0.31%	$76,416	$222	0.58%
Savings deposits	71,738	126	0.35%	77,267	192	0.50%
Money market accounts	104,591	242	0.46%	124,286	320	0.51%
Time deposits	209,701	1,265	1.21%	184,681	1,509	1.63%
Securities sold under agreements to repurchase	92,800	2,378	5.13%	92,800	2,392	5.15%
Federal Home Loan Bank advances	110,138	2,278	4.14%	135,000	2,651	3.93%
Total interest-bearing liabilities	663,015	6,405	1.94%	690,450	7,286	2.12%
Noninterest-bearing liabilities	49,404			43,901
Total liabilities	712,419			734,351
Total stockholders’ equity	35,654			46,542
Total liabilities and stockholders’ equity	$748,073			$780,893

Net interest income		$8,516			$10,087
Net interest spread			2.24%			2.54%
Net interest-earning assets	$50,071			$56,264
Net interest margin (4)			2.39%			2.70%
Average interest-earning assets to average interest-bearing liabilities		107.55%			108.15%

(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield, includes portfolio loans and other loans.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$(2,206)	$276	$(1,930)
Securities available-for-sale	226	(792)	(566)
Other interest-earning assets	41	3	44
Total interest-earning assets	(1,939)	(513)	(2,452)

Interest-bearing liabilities:
Interest-bearing demand accounts	(7)	(99)	(106)
Savings deposits	(13)	(53)	(66)
Money market accounts	(48)	(30)	(78)
Time deposits	186	(430)	(244)
Securities sold under agreements to repurchase	-	(14)	(14)
Federal Home Loan Bank advances	(508)	135	(373)
Total interest-bearing liabilities	(390)	(491)	(881)

Net interest income	$(1,549)	$(22)	$(1,571)

Interest Income

Total interest income decreased $2.5 million to $14.9 million for the six months ended June 30, 2013 from $17.4 million for the six months ended June 30, 2012 primarily due to the decrease in interest income on loans and securities available-for-sale. Interest income on loans decreased to $13.7 million for the six months ended June 30, 2013 from $15.6 million in the first six months of 2012. This decrease was due to a decline in the average balance of loans, which decreased $76.1 million to $471.0 million for the six months ended June 30, 2013 from $547.1 million in the prior year period, partially offset by an increase in average yield on loans of 11 basis points to 5.81% for the six months ended June 30, 2013 due to the change in mix of loans and decreasing non-performing assets. The average balance of loans declined due to the reduction in portfolio loans outstanding. Interest income earned on securities decreased $0.6 million to $1.1 million for the six months ended June 30, 2013 from $1.7 million in the first six months of 2012. This decrease was due to lower yields on reinvested securities and increased amortization of purchase premiums due to higher prepayments. The impact of the decline in average yield by 104 basis points to 1.37% for the six months ended June 30, 2013 was partially offset by an increase in the average balance of securities of $21.2 million to $158.4 million for the six months ended June 30, 2013. Due to the decline in average yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets, and the change in the mix of interest-earning assets related to our capital preservation strategy into higher balances maintained in lower yielding cash and cash equivalents in order to meet liquidity targets, the Company expects interest income to be lower during 2013 as compared to 2012.

Interest Expense

Interest expense declined by $0.9 million to $6.4 million for the six months ended June 30, 2013 from $7.3 million for the first six months of 2012 due to the decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits for the six months ended June 30, 2013, as compared to the first six months of 2012, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 21 basis points to 0.69% for the six months ended June 30, 2013 as compared to 0.90% in the first six months of 2012 due to the low interest rate environment. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million. This prepayment reduced interest expense by $0.4 million for the first six months of 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.81% for the six months ended June 30, 2013 down from 2.00% for the six months ended June 30, 2012, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the securities sold under agreements to repurchase and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $1.6 million to $8.5 million for the six months ended June 30, 2013 from $10.1 million for the six months ended June 30, 2012, due to the decrease in interest income resulting from a reduction in average outstanding balances of interest-earning assets and lower average yields earned on those assets partially offset by decreased interest expense on deposits and FHLB advances. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 30 basis points to 2.24% for the six months ended June 30, 2013 as compared to 2.54% in the first six months of 2012. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 31 basis points to 2.39% for the six months ended June 30, 2013 as compared to 2.70% in the first six months of 2012. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed-interest rate debt, which has a weighted average rate of 4.56%, combined with declining balances of interest-earning assets and the change in mix due to higher levels of lower yielding cash equivalent balances to meet liquidity needs.

Provision for Loan Losses

The detail of the net charge-offs and provision for portfolio loan losses for the six months ended June 30, 2013 and 2012 is as follows:

	2013		2012
	Net Charge-offs	Provision	Net Charge-offs	Provision
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$(758)	$314	$(3,830)	$2,573
Commercial	(855)	1,218	(2,136)	949
Other (land and multi-family)	(313)	17	(1,585)	760
Total real estate loans	(1,926)	1,549	(7,551)	4,282

Real estate construction loans:
One- to four-family	-	-	-	(120)
Commercial	-	24	(202)	210
Acquisition and development	-	-	-	-
Total real estate construction loans	-	24	(202)	90

Other loans:
Home equity	(649)	(18)	(1,973)	2,034
Consumer	(617)	626	(608)	755
Commercial	(121)	272	(69)	55
Total other loans	(1,387)	880	(2,650)	2,844

Total	$(3,313)	$2,453	$(10,403)	$7,216

Provision for loan losses of $2.4 million and $7.2 million were made during the six months ended June 30, 2013 and 2012, respectively. The decline in the provision for loan losses during the six months ended June 30, 2013 compared with the year-earlier period reflected reduced non-performing loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. The decline in the provision for loan losses also reflected provisioning for certain residential loans disposed of in the first six months of 2012 and two commercial loans that were disposed of in July 2012, which did not recur in 2013. Net charge-offs for the six months ended June 30, 2013 were $3.5 million as compared to $10.4 million in the first six months of 2012. The decrease in net charge-offs in the first six months of 2013 compared with the first six months of 2012 primarily reflected $4.2 million less in charge-offs in 2013 related to one-to-four family residential loans and home equity loans, $1.3 million less in charge-offs in 2013 for collateral-dependent commercial real estate property, $0.6 million less in charge-offs related to residential land loans in 2013, and $0.9 million less in charge-offs in the first six months of 2013 related to collateral-dependent commercial land loans.

Noninterest Income

The components of noninterest income for the six months ended June 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$1,497	$1,570	$(73)	-4.6%
Gain on sale of loans held-for-sale	633	1,118	(485)	-43.4%
Bank owned life insurance earnings	197	232	(35)	-15.1%
Interchange fees	799	812	(13)	-1.6%
Other	322	222	100	45.0%
	$3,448	$3,954	$(506)	-12.8%

Noninterest income for the six months ended June 30, 2013 decreased $0.5 million to $3.4 million as compared to $3.9 million in the first six months of 2012. The decrease in noninterest income was primarily due to reductions in gains on sales of loans held-for-sale.

For the six months ended June 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $0.2 million in net gains recognized for the servicing of SBA loans. For the six months ended June 30, 2012, gains on sales of mortgage loans held-for-sale was $0.6 million and gains on sales of SBA loans held-for-sale was $0.3 million. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending and has phased out the business activity of internally originated mortgage loans held-for-sale.

Noninterest Expense

The components of noninterest expense for the six months ended June 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$4,403	$4,624	$(221)	-4.8%
Occupancy and equipment	965	1,033	(68)	-6.6%
FDIC insurance premiums	882	547	335	61.2%
Foreclosed assets, net	(189)	(74)	(115)	-155.4%
Data processing	776	670	106	15.8%
Outside professional services	1,958	1,468	490	33.4%
Collection expense and repossessed asset losses	1,588	1,121	467	41.7%
Other	2,721	1,991	730	36.7%
	$13,104	$11,380	$1,724	15.1%

Noninterest expense increased $1.7 million to $13.1 million for the six months ended June 30, 2013 from $11.4 million for the six months ended June 30, 2012. Noninterest expense for the first six months of 2013 compared with the first six months of 2012 primarily reflected additional professional and outside services expense and data processing costs, both associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, increased collection and credit expense and higher FDIC insurance expense due to our regulatory status, partially offset by decreased compensation costs. The costs associated with the proposed merger amounted to $1.3 million during the first six months of 2013.

Management expects noninterest expense associated with collection and foreclosure activities will continue at elevated levels primarily as a result of on-going credit issues and the extended time involved in the foreclosure process in Florida. Additionally, management expects noninterest expense will be higher for the full year 2013 due to merger related expenses, however, merger related expenses are not expected in the third or fourth quarters due to the rejection of the proposed merger.

Income Tax

The Company recorded no income tax expense for the six months ended June 30, 2013 and $0.5 million in income tax expense for the six months ended June 30, 2012. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Recent Events: Deferred Tax Asset for additional information.

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Financial Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in deposit accounts, cash flows from loan payments and securities sales and borrowings. The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds. In addition warehouse loans, repay rapidly with an average duration of approximately 20 days, with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

While primary sources of funds continue to be adequate to meet demands, the Bank has limited contingent liquidity sources available to meet potential funding requirements. As a result, management has increased the amount of cash and cash equivalents held during the first six months of 2013 to an average of $81.1 million from an average of $64.3 million during the year ended December 31, 2012. As of June 30, 2013 and December 31, 2012, the Company had additional borrowing capacity of $5.0 million and $5.2 million, respectively, with the FHLB of Atlanta. During 2012, the Company’s borrowing capacity was reduced following an FHLB of Atlanta credit and collateral review. Also, during 2012, the Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $13.0 million and $21.6 million as of June 30, 2013 and December 31, 2012, respectively. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the first six months of 2013, the Bank decreased deposits from this service by $4.0 million, but expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s securities sold under agreements to repurchase which total $92.8 million at June 30, 2013 have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million of long-term debt, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below well-capitalized at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During the first six months of 2013, cash and cash equivalents increased $10.1 million from $67.8 million as of December 31, 2012 to $77.9 million as of June 30, 2013 as part of the Bank’s strategy to strengthen its overall liquidity position. Cash from operating activities of $3.1 million and cash from investing activities of $29.6 million was more than cash used in financing activities of $22.6 million. Primary sources of cash were from repayment of warehouse loans of $577.6 million, net decreases in portfolio loans of $23.4 million, proceeds from maturities and payments of securities available-for-sale of $18.0 million and proceeds from the sale of loans held-for-sale of $7.4 million. Primary uses of cash included funding of warehouse loans of $569.8 million, purchases of securities available-for-sale of $25.6 million, and repayment of FHLB advances of $25.0 million.

During the first six months of 2012, cash and cash equivalents increased $23.8 million from $41.0 million as of December 31, 2011, to $64.8 million as of June 30, 2012. Cash from investing activities of $32.2 million was more than cash used in operating activities of $0.5 million and cash used in financing activities of $7.9 million. Primary sources of cash were from sales of warehouse loans of $385.7 million, net decreases in portfolio loans of $37.7 million, proceeds from the sale of loans held-for-sale of $26.2 million, and proceeds from maturities and payments of securities available-for-sale of $16.0 million. Primary uses of cash included funding of warehouse loans $378.8 million, originating loans held-for-sale of $28.2 million, purchases of securities available-for-sale of $33.8 million, and net decreases in deposits of $7.9 million.

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

As shown below the Company’s greatest risk is due to a decline in interest rates, which would decrease the net present value of cash flows and net interest income. In an upward rate environment the Company’s net interest income would improve, despite the decrease in net present value of cash flows. This is due to several factors including, but not limited to, the decreasing asset base, the average life of assets being extended in comparison to the average life of liabilities, as a decrease in the prepayment speed of one- to four-family residential and home equity loans would likely occur, and the high level of fixed rate debt at interest rates well above market. The Company’s exposure to interest risk will continue to be at an elevated level as long as interest rates remain low, which magnifies the impact of the cost of the Company’s long term debt and increased investment in lower rate investment securities along with an overall decline in interest-earning assets.

The change in the net present value of cash flows, as compared to December 31, 2012, is attributable to the increase in long-term treasury rates, which results in reduced estimated prepayment speeds of one- to four-family residential and home equity loans. The 10-year treasury rate as of June 30, 2013 and December 31, 2012 was 2.52% and 1.78%, respectively.

				Net Present Value as a Percentage of Present Value of Assets (PVA) (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Increase / (Decrease) in Estimated Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Net Present Value Ratio (4)	Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)

As of June 30, 2013:
+300	$25,059	$(6,282)	-20.0%	3.55%	(58)	$18,203	$882	5.1%
+200	30,211	(1,130)	-3.6%	4.17%	4	17,910	589	3.4%
+100	30,519	(822)	-2.6%	4.11%	(2)	17,615	294	1.7%
0	31,341	-	-	4.13%	-	17,321	-	-
-100	26,982	(4,359)	-13.9%	3.50%	(63)	17,051	(270)	-1.6%

As of December 31, 2012:
+300	$31,035	$2,850	10.1%	4.16%	62	$19,897	$1,860	10.3%
+200	34,583	6,398	22.7%	4.53%	99	18,903	866	4.8%
+100	32,097	3,912	13.9%	4.11%	57	18,470	433	2.4%
0	28,185	-	-	3.54%	-	18,037	-	-
-100	18,409	(9,776)	-34.7%	2.29%	(125)	17,602	(435)	-2.4%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Net Present Value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	PVA represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	Net Present Value Ratio represents Net Present Value divided by PVA.

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

(b) Changes in internal controls. There were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of litigation at June 30, 2013, other than the litigation described below.

Current Litigation Relating to the Merger

As described in greater detail in the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 13, 2013, two putative class action lawsuits related to the proposed merger were originally filed against the Company, the Bank, Bond Street and Florida Community Bank and certain directors of the Company. The two prior lawsuits were voluntarily dismissed and a new combined federal court action was filed on May 20, 2013.

On June 5, 2013, Plaintiff Jason Laugherty, individually and on behalf of a putative class of similarly situated stockholders, the Company, the Bank, Bond Street, Florida Community Bank, and individual defendants Forrest W. Sweat, Jr., Charles E. Martin, Jr., Thomas F. Beeckler, G. Thomas Frankland, John J. Linfante, W. Eric Palmer, and H. Dennis Woods, entered into a Memorandum of Understanding (the MOU) regarding the settlement in principle of a putative class action lawsuit filed in the United States District Court for the District of Maryland (the Action). The Action was filed in response to the Merger Agreement and alleged claims against the Company, the Bank, Bond Street, Florida Community Bank and certain directors of the Company for breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and violations of federal proxy disclosure laws relating to the proposed merger.

Under the terms of the MOU, the Company, the Bank, Bond Street and Florida Community Bank, the other named individual director defendants, and the Plaintiff reached an agreement in principle to settle the class action lawsuit and to release the defendants from all claims in the Action and the prior lawsuits relating to the proposed merger, subject to the approval of the United States District Court for the District of Maryland and the consummation of the proposed merger. Under the terms of the MOU, Plaintiff’s counsel also reserved the right to seek an award of attorney’s fees and expenses if the proposed merger was not approved by the Company’s stockholders.

On June 7, 2013, the parties to the MOU submitted a joint motion to stay the Action and/or to extend case deadlines pending consummation of the proposed merger and the filing of a motion for a preliminary approval of settlement. The court granted the motion and stayed the Action pending consummation of the merger. Although the vote on the proposed merger transaction was unsuccessful, the Action remains pending. The Company continues to believe the lawsuit is meritless and intends to vigorously defend against any remaining claims.

ITEM 1A. RISK FACTORS

In addition to the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, investors should consider the risk factor below before investing in our common stock.

We rely on our management team for the successful implementation of our business strategy.

Since June 11, 2013, when the proposed merger between the Company and Bond Street Holdings, Inc. was rejected by the stockholders of the Company, both the Chief Executive Officer and the Chairman of the Board of Directors’ have resigned from their positions. The Company appointed an Interim President and Chief Executive Officer until such time that a permanent replacement can be appointed. Additionally, three members of the Board of Directors announced their decisions not to stand for re-election and are expected to be replaced by three director nominees at the Company’s annual meeting on August 16, 2013.

Additional turnover of key management and directors, or the loss of other senior managers would have a disproportionate impact on the Company and may have a material adverse effect on our ability to implement our business plan and comply with the terms of the Consent Order the Board of Directors of the Bank agreed to with the Office of the Comptroller of the Currency on August 10, 2012. As we are a relatively small bank with a relatively small management team, certain members of our senior management team have more responsibility than his or her counterpart typically would have at a larger institution with more employees, and we have fewer management-level personnel who are in a position to assume the responsibilities of our executive management team.

Changes in the Company’s strategic direction as a result of the changes in executive management and the Board of Directors, if any, are currently unknown.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Calculation Linkbase Document *

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101 LAB	XBRL Taxonomy Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

______________________________

*	We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report. We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION

Date: August 13, 2013	By:	/s/ Thomas B. Wagers, Sr.

Thomas B. Wagers, Sr.
Interim President, Chief Executive Officer and
Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

