Form 10-Q
period 2013-09-30
Atlantic Coast Financial CORP
filed 2013-11-08
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated ☐	Filer Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,629,061 shares of common stock, $0.01 par value, outstanding as of November 1, 2013

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Information)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$2,657	$7,490
Short-term interest-earning deposits	79,927	60,338
Total cash and cash equivalents	82,584	67,828
Investment securities:
Securities available-for-sale	158,070	159,745
Securities held-to-maturity	19,498	–
Total investment securities	177,568	159,745
Portfolio loans, net of allowance of $9,522 in 2013 and $10,889 in 2012	380,068	421,201
Other loans:
Held-for-sale	1,083	4,089
Warehouse	21,165	68,479
Total other loans	22,248	72,568
Federal Home Loan Bank stock, at cost	5,879	7,260
Land, premises and equipment, net	14,193	14,584
Bank owned life insurance	16,052	15,764
Other real estate owned	11,472	8,065
Accrued interest receivable	1,833	2,035
Other assets	2,217	3,569
Total assets	$714,114	$772,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,107	$41,904
Interest-bearing demand	69,222	73,490
Savings and money market	170,946	181,708
Time	196,768	202,658
Total deposits	476,043	499,760
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	110,000	135,000
Accrued expenses and other liabilities	5,396	4,799
Total liabilities	684,239	732,359

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized, 2,629,061 issued and outstanding at September 30, 2013 and December 31, 2012	26	26
Additional paid-in capital	56,074	56,132
Common stock held by:
Employee stock ownership plan shares of 82,634 at September 30, 2013 and 86,227 at December 31, 2012	(1,795)	(1,873)
Benefit plans	(321)	(338)
Retained deficit	(18,895)	(14,373)
Accumulated other comprehensive income (loss)	(5,214)	686
Total stockholders’ equity	29,875	40,260
Total liabilities and stockholders’ equity	$714,114	$772,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$6,287	$7,402	$19,960	$23,005
Securities and interest-earning deposits in other financial institutions	728	811	1,976	2,581
Total interest and dividend income	7,015	8,213	21,936	25,586
Interest expense:
Deposits	825	948	2,574	3,191
Federal Home Loan Bank advances	1,157	1,341	3,435	3,992
Securities sold under agreements to repurchase	1,209	1,208	3,587	3,600
Total interest expense	3,191	3,497	9,596	10,783
Net interest income	3,824	4,716	12,340	14,803
Provision for loan losses	1,286	3,529	3,739	10,745
Net interest income after provision for loan losses	2,538	1,187	8,601	4,058

Noninterest income:
Service charges and fees	770	844	2,267	2,414
Gain on sale of loans held-for-sale	99	187	732	1,305
Gain on sale of securities available-for-sale (includes $1,048 accumulated other comprehensive income reclassifications for unrealized net gains for the three and nine months ended September 30, 2012)	–	1,048	–	1,048
Bank owned life insurance earnings	91	107	288	339
Interchange fees	384	386	1,183	1,198
Other	215	162	537	384
Total noninterest income	1,559	2,734	5,007	6,688

Noninterest expense:
Compensation and benefits	1,927	2,271	6,330	6,895
Occupancy and equipment	484	498	1,449	1,531
FDIC insurance premiums	388	311	1,270	858
Foreclosed assets, net	126	(39)	(63)	(113)
Data processing	350	376	1,126	1,046
Outside professional services	311	520	2,269	1,988
Collection expense and repossessed asset losses	417	761	2,005	1,882
Other	1,023	892	3,744	2,883
Total noninterest expense	5,026	5,590	18,130	16,970

Loss before income tax expense (benefit)	(929)	(1,669)	(4,522)	(6,224)
Income tax expense (benefit)	–	–	–	150
Net loss	$(929)	$(1,669)	$(4,522)	$(6,374)

Loss per common share:
Basic	$(0.38)	$(0.66)	$(1.81)	$(2.55)
Diluted	$(0.38)	$(0.66)	$(1.81)	$(2.55)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC  COAST  FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Share Information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(929)	$(1,669)	$(4,522)	$(6,374)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(373)	1,792	(5,900)	4,160
Less reclassification adjustments for (gains) losses recognized in income	–	(1,048)	–	(1,048)
Net unrealized gains (losses)	(373)	744	(5,900)	3,112
Income tax effect	–	–	–	–
Net of tax effect	(373)	744	(5,900)	3,112

Total other comprehensive income (loss)	(373)	744	(5,900)	3,112

Comprehensive loss	$(1,302)	$(925)	$(10,422)	$(3,262)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST  FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Information)
(unaudited)

		Additional	Employee Stock			Accumulated Other	Total
	Common	Paid-In	Ownership	Benefit	Retained	Comprehensive	Stockholders’
	Stock	Capital	Plan Shares	Plans	Deficit	Income (Loss)	Equity

For the nine months ended September 30, 2013:

Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$40,260
Employee stock ownership plan shares earned, 3,593 shares	–	(63)	78	–	–	–	15
Management restricted stock expense	–	3	–	–	–	–	3
Stock options expense	–	19	–	–	–	–	19
Distribution from Rabbi Trust	–	(17)	–	17	–	–	–
Net loss	–	–	–	–	(4,522)	–	(4,522)
Other comprehensive loss	–	–	–	–	–	(5,900)	(5,900)
Balance at September 30, 2013	$26	$56,074	$(1,795)	$(321)	$(18,895)	$(5,214)	$29,875

For the nine months ended September 30, 2012:

Balance at December 31, 2011	$26	$56,186	$(1,977)	$(351)	$(7,706)	$116	$46,294
Employee stock ownership plan shares earned, 3,593 shares	–	(70)	78	–	–	–	8
Management restricted stock expense	–	19	–	–	–	–	19
Stock options expense	–	28	–	–	–	–	28
Distribution from Rabbi Trust	–	83	–	(90)	–	–	(7)
Net loss	–	–	–	–	(6,374)	–	(6,374)
Other comprehensive income	–	–	–	–	–	3,112	3,112
Balance at September 30, 2012	$26	$56,246	$(1,899)	$(441)	$(14,080)	$3,228	$43,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Except Share Information)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,522)	$(6,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,739	10,745
Gain on sale of loans held-for-sale	(732)	(1,305)
Originations of loans held-for-sale	(5,885)	(32,067)
Proceeds from sales of loans held-for-sale	9,623	34,753
Foreclosed assets, net	(63)	(113)
Gain on sale of securities available-for-sale	–	(1,048)
Loss on disposal of equipment	–	9
Employee stock ownership plan compensation expense	15	8
Share-based compensation expense	22	47
Amortization of premiums and deferred fees, net of accretion of discounts on securities and loans	1,099	488
Depreciation expense	485	613
Net change in accrued interest receivable	202	303
Net change in cash surrender value of bank owned life insurance	(288)	(339)
Net change in other assets	1,352	1,397
Net change in accrued expenses and other liabilities	597	(438)
Net cash provided by operating activities	5,644	6,679

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	25,996	27,322
Proceeds from sales of securities available-for-sale	–	47,789
Purchase of securities available-for-sale	(31,592)	(100,512)
Purchase of securities held-to-maturity	(19,496)	–
Funding of warehouse loans	(734,358)	(645,940)
Proceeds from repayments of warehouse loans	781,672	631,865
Net change in portfolio loans	27,453	48,391
Expenditures on premises and equipment	(94)	(353)
Proceeds from sale of other real estate owned	6,867	5,754
Redemption of Federal Home Loan Bank stock	1,381	2,340
Net cash provided by investing activities	57,829	16,656

Cash flows from financing activities:
Net decrease in deposits	(23,717)	(505)
Repayment of Federal Home Loan Bank advances	(25,000)	–
Shares purchased for and distributions from Rabbi Trust	–	(7)
Net cash used in financing activities	(48,717)	(512)

Net increase in cash and cash equivalents	14,756	22,823
Cash and cash equivalents, beginning of period	67,828	41,017
Cash and cash equivalents, end of period	$82,584	$63,840

Supplemental disclosures of cash flow information:
Interest paid	$9,613	$10,792
Income taxes paid	$–	$–

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$10,211	$7,705
Loans transferred to held-for-sale	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The accompanying condensed consolidated balance sheet as of December 31, 2012, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The 2012 Atlantic Coast Financial Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

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

Impact of Certain Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires new footnote disclosures of items reclassified from accumulated other comprehensive income (loss) to net income (loss). The new guidance is effective for interim and annual periods beginning after December 15, 2012. The Company adopted the guidance for the first quarter of 2013, resulting in additional disclosures within the statements of operations, related to reclassifications from accumulated other comprehensive income (loss) to net income (loss). There was no impact on the Company’s financial statements or results of operations.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 2. MATERIAL UNCERTAINTIES

The Company recorded an operating loss in the first nine months of 2013 of $4.5 million, resulting in a retained deficit of $19.0 million as of September 30, 2013. Prior to 2013, the Company had recorded five consecutive years of operating losses aggregating $63.3 million. During the period from January 1, 2008 until September 30, 2013 the Bank has recorded provision for loan losses of $91.7 million, goodwill impairment of $2.8 million, other than temporary impairment of investment securities of $5.1 million and has a full valuation reserve for deferred tax assets totaling $30.3 million (see Note 11). The Company’s earnings capability is also impacted by the expense of its long term debt, which at September 30, 2013 had a weighted average rate of 4.56% with collective prepayment penalties to extinguish the debt of $22.7 million. The uncertainty about future provision for loan losses and other credit costs, and the impact on net interest income of the expense of the long term debt combined with continued decline in yields on interest-earning assets creates uncertainty about the Company’s ability to attain profitability.

During 2012 the Bank’s contingent sources of liquidity to meet loan demand or other liquidity needs became limited due to reductions in approved borrowing limits with the Federal Reserve Bank of Atlanta (the FRB) and the Federal Home Loan Bank of Atlanta (the FHLB). In July 2012 the FRB notified the Bank that it was not eligible to participate in its Primary Borrowing program but may be eligible to borrow under its Secondary Borrowing program under limited circumstances. Due to declining credit ratings and reduced collateral values, the Bank’s borrowing capacity at the FHLB was $5.0 million as of September 30, 2013. The Bank had unpledged securities of $19.0 million as of September 30, 2013 acting as additional contingent liquidity in the event the Bank’s cash and cash equivalents, which totaled $82.6 million at the end of the third quarter of 2013, was not sufficient to meet liquidity demand. Under the Consent Order (the Order) the Bank is prohibited from renewing or increasing Broker Deposits without the prior approval of the Office of the Comptroller of the Currency (the OCC). The Bank’s holding company does not have meaningful liquid resources and therefore is not an immediate source of liquidity support for the Bank. In the event of a sudden decline in deposits, or a reduction in deposits over time, the Bank’s liquidity resources may not be sufficient to meet demands.

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

The Board of Directors of the Bank entered into the Order with the OCC on August 10, 2012, that among other matters, required that the Bank achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and a Tier 1 capital ratio of 9.00% of adjusted total assets. As of September 30, 2013 these ratios were 10.30% and 4.88%, respectively. Under applicable banking regulations for undercapitalized banks such a determination could result in additional restrictions and directives from the OCC and the FDIC that could include sale, liquidation, or federal conservatorship or receivership of the Bank. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

In November 2011, the Company’s Board of Directors began a review of the strategic alternatives. Following the June 2013 rejection by stockholders of the proposed merger of the Company with Bond Street Holdings, Inc. (Note 3), the Company's newly restructured Board of Directors began evaluating alternatives to raise capital. As a result of that, the Company is planning to pursue an equity capital raise through a public offering or private placement.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
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

The reasonably possible losses attributable to the lawsuit are not material to the financial statements, and, as a result, the Company has not accrued for any such losses.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

September 30, 2013
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,398	–	$4,398	–
State and municipal	983	–	983	–
Mortgage-backed securities – residential	127,140	–	127,140	–
Collateralized mortgage obligations – U.S. Government	25,549	–	25,549	–
Total	$158,070	–	$158,070	–

December 31, 2012
Assets:
Securities available-for-sale:
State and municipal	$979	–	$979	–
Mortgage-backed securities – residential	119,647	–	119,647	–
Collateralized mortgage obligations – U.S. Government	39,119	–	39,119	–
Total	$159,745	–	$159,745	–

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

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2013
Assets:
Other real estate owned	$11,472	–	–	$11,472
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	549	–	–	549

December 31, 2012
Assets:
Other real estate owned	$8,065	–	–	$8,065
Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	9,784	–	–	9,784

Quantitative information about Level 3 fair value measurements as of September 30, 2013 and December 31, 2012 is summarized below:

	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average) (1)
	(Dollars in Thousands)
September 30, 2013
Assets:
Other real estate owned	$11,472	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4)	0.0% to 45.9% (2.9%)
			Liquidation expenses	8.0% to 10.0% (9.7%)

Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	549	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% to 30.0% (1.9%)
			Liquidation expenses	10.0% (10.0%)
December 31, 2012
Assets:
Other real estate owned	$8,065	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4)	0.0% to 44.0% (2.1%)
			Liquidation expenses	8.0% to 10.0% (8.8%)

Impaired loans – collateral dependent (reported on the Condensed Consolidated Balance Sheets in portfolio loans, net)	9,784	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% (0.0%)
			Liquidation expenses	8.0% to 10.0% (8.9%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair values of other real estate owned (OREO) is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the three months ended September 30, 2013 and 2012 were $11,000 and $280,000, respectively. Write-downs on OREO for the nine months ended September 30, 2013 and 2012 were $150,000 and $482,000, respectively.

The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of September 30, 2013 and December 31, 2012 were as follows:

			Fair Value Hierarchy
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

September 30, 2013
Assets:
Cash and due from financial institutions	$2,657	$2,657	$2,657	$–	–
Short-term interest-earning deposits	79,927	79,927	79,927	–	–
Securities held-to-maturity	19,498	19,876	–	19,876	–
Portfolio loans, net	380,068	397,321	–	396,772	549
Loans held-for-sale	1,083	1,223	–	1,223	–
Warehouse loans	21,165	21,165	–	21,165	–
Federal Home Loan Bank stock, at cost	5,879	5,879	–	-	5,879
Accrued interest receivable	1,833	1,833	–	1,833	–
Liabilities:
Deposits	476,043	476,466	–	476,466	–
Securities sold under agreements to repurchase	92,800	104,029	–	104,029	–
Federal Home Loan Bank advances	110,000	121,489	–	121,489	–
Accrued interest payable (reported on the Condensed Consolidated Balance Sheets in accrued expenses and other liabilities)	1,115	1,115	–	1,115	–

December 31, 2012
Assets:
Cash and due from financial institutions	$7,490	$7,490	$7,490	$–	–
Short-term interest-earning deposits	60,338	60,338	60,338	–	–
Portfolio loans, net	421,201	435,040	–	425,256	9,784
Loans held-for-sale	4,089	4,527	–	4,527	–
Warehouse loans	68,479	68,479	–	68,479	–
Federal Home Loan Bank stock, at cost	7,260	7,260	–	–	7,260
Accrued interest receivable	2,035	2,035	–	2,035	–
Liabilities:
Deposits	499,760	500,469	–	500,469	–
Securities sold under agreements to repurchase	92,800	107,034	–	107,034	–
Federal Home Loan Bank advances	135,000	150,707	–	150,707	–
Accrued interest payable (reported on the Condensed Consolidated Balance Sheets in accrued expenses and other liabilities)	1,120	1,120	–	1,120	–

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on quoted market prices. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse loans, due to the rapid repayment of the loans which generally have an average duration of less than 30 days. Fair value of the FHLB advances and securities sold under agreements to repurchase is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

The Bank is a member of the FHLB of Atlanta and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of September 30, 2013.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of September 30, 2013 and December 31, 2012:

	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Amount
	(Dollars in Thousands)
September 30, 2013
Securities available-for-sale:
U.S. Government-sponsored enterprises	$5,000	$–	$(602)	$4,398	$4,398
State and municipal	943	40	–	983	983
Mortgage-backed securities – residential	131,038	199	(4,097)	127,140	127,140
Collateralized mortgage obligations – U.S. Government	26,303	33	(787)	25,549	25,549
Total securities available-for-sale	163,284	272	(5,486)	158,070	158,070
Securities held-to-maturity:
Mortgage-backed securities – residential	19,498	378	–	19,876	19,498
Total securities held-to- maturity	19,498	378	–	19,876	19,498
Total investment securities	$182,782	$650	$(5,486)	$177,946	$177,568

December 31, 2012
Securities available-for-sale:
State and municipal	$943	$42	$(6)	$979	$979
Mortgage-backed securities – residential	118,970	847	(170)	119,647	119,647
Collateralized mortgage obligations – U.S. Government	39,146	127	(154)	39,119	39,119
Total securities available-for- sale	159,059	1,016	(330)	159,745	159,745
Total investment securities	$159,059	$1,016	$(330)	$159,745	$159,745

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of September 30, 2013, is shown below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, are shown separately.
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$–	$–
Due from more than one to five years	–	–
Due from more than five to ten years	943	983
Due after ten years	–	–
U.S. Government-sponsored enterprises	5,000	4,398
Mortgage-backed securities – residential	150,536	147,016
Collateralized mortgage obligations – U.S. Government	26,303	25,549
	$182,782	$177,946

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of September 30, 2013 and December 31, 2012, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)

September 30, 2013
U.S. Government-sponsored enterprises	$4,398	$(602)	$–	$–	$4,398	$(602)
State and municipal	–	–	–	–	–	–
Mortgage-backed securities – residential	118,011	(4,097)	–	–	118,011	(4,097)
Collateralized mortgage obligations – U.S. Government	13,740	(482)	9,018	(305)	22,758	(787)
	$136,149	$(5,181)	$9,018	$(305)	$145,167	$(5,486)
December 31, 2012
State and municipal	$–	$–	$454	$(6)	$454	$(6)
Mortgage-backed securities – residential	61,172	(170)	–	–	61,172	(170)
Collateralized mortgage obligations – U.S. Government	13,207	(78)	5,054	(76)	18,261	(154)
	$74,379	$(248)	$5,508	$(82)	$79,887	$(330)

The increase in unrealized losses during the first nine months of 2013 is due to an increase in interest rates, which started in late May and continued through the end of September. The 10-year treasury rate as of September 30, 2013 and December 31, 2012 was 2.64% and 1.78%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates securities available-for-sale for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of September 30, 2013 the Company’s security portfolio consisted of 43 securities available-for-sale, 31 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of September 30, 2013, $176.6 million, or approximately 99.4% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2013. During the three and nine months ended September 30, 2013 and 2012, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $8.0 million and $59.1 million for the three months ended September 30, 2013 and 2012, respectively. Proceeds from sales, payments, maturities and calls of securities available-for-sale were $26.0 million and $75.1 million for the nine months ended September 30, 2013 and 2012, respectively. No gross gains or losses were realized during the three and nine months ended September 30, 2013, respectively. Gross gains of $1.0 million were realized during the three and nine months ended September 30, 2012, respectively. No gross losses were realized during the three and nine months ended September 30, 2012, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

There were no proceeds from payments, maturities and calls of securities held-to-maturity for the three and nine months ended September 30, 2013 and 2012, respectively. The Company did not sell investment securities classified as held-to-maturity during the three and nine months ended September 30, 2013 and 2012, respectively, and currently intends to hold such securities until maturity.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of September 30, 2013 and December 31, 2012:

	September 30,	% of	December 31,	% of
	2013	Total Loans	2012	Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$171,889	44.8%	$193,057	45.3%
Commercial	50,867	13.2%	58,193	13.7%
Other (land and multi-family)	17,108	4.5%	19,908	4.7%
Total real estate loans	239,864	62.5%	271,158	63.7%

Real estate construction loans:
One- to four-family	–	0.0%	–	0.0%
Commercial	6,219	1.6%	5,049	1.2%
Acquisition and development	–	0.0%	–	0.0%
Total real estate construction loans	6,219	1.6%	5,049	1.2%

Other loans:
Home equity	55,241	14.4%	63,867	15.0%
Consumer	56,004	14.6%	61,558	14.4%
Commercial	26,601	6.9%	24,308	5.7%
Total other loans	137,846	35.9%	149,733	35.1%

Total portfolio loans	383,929	100.0%	425,940	100.0%
Allowance for portfolio loan losses	(9,522)		(10,889)
Net deferred portfolio loan costs	5,661		6,150
Portfolio loans, net	$380,068		$421,201

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of September 30, 2013 and December 31, 2012:

		30 – 59 Days	60 – 89 Days	> 90 Days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in Thousands)

September 30, 2013
Real estate loans:
One- to four-family	$160,550	$2,615	$2,884	$5,840	$11,339	$171,889
Commercial	49,770	449	–	648	1,097	50,867
Other (land and multi- family)	16,578	75	–	455	530	17,108
Total real estate loans	226,898	3,139	2,884	6,943	12,966	239,864

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	6,219	–	–	–	–	6,219
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	6,219	–	–	–	–	6,219

Other loans:
Home equity	53,646	772	89	734	1,595	55,241
Consumer	53,834	996	401	773	2,170	56,004
Commercial	25,846	–	–	755	755	26,601
Total other loans	133,326	1,768	490	2,262	4,520	137,846

Total portfolio loans	$366,443	$4,907	$3,374	$9,205	$17,486	$383,929

December 31, 2012
Real estate loans:
One- to four-family	$179,242	$3,598	$1,658	$8,559	$13,815	$193,057
Commercial	49,922	101	–	8,170	8,271	58,193
Other (land and multi- family)	19,289	24	–	595	619	19,908
Total real estate loans	248,453	3,723	1,658	17,324	22,705	271,158

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	4,310	–	–	739	739	5,049
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	4,310	–	–	739	739	5,049

Other loans:
Home equity	60,342	1,008	305	2,212	3,525	63,867
Consumer	59,451	987	418	702	2,107	61,558
Commercial	22,937	200	–	1,171	1,371	24,308
Total other loans	142,730	2,195	723	4,085	7,003	149,733

Total portfolio loans	$395,493	$5,918	$2,381	$22,148	$30,447	$425,940

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Non-performing portfolio loans, including non-accrual portfolio loans, as of September 30, 2013 and December 31, 2012 were $13.6 million and $24.9 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of September 30, 2013 or December 31, 2012. Non-performing portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and non-performing portfolio loans by class of loans as of September 30, 2013 and December 31, 2012:

	Performing	Non-performing	Total
	(Dollars in Thousands)
September 30, 2013
Real estate loans:
One- to four-family	$163,659	$8,230	$171,889
Commercial	48,564	2,303	50,867
Other (land and multi-family)	16,578	530	17,108
Total real estate loans	228,801	11,063	239,864

Real estate construction loans:
One- to four-family	–	–	–
Commercial	6,219	–	6,219
Acquisition and development	–	–	–
Total real estate construction loans	6,219	–	6,219

Other loans:
Home equity	54,492	749	55,241
Consumer	54,968	1,036	56,004
Commercial	25,846	755	26,601
Total other loans	135,306	2,540	137,846

Total portfolio loans	$370,326	$13,603	$383,929

December 31, 2012
Real estate loans:
One- to four-family	$182,502	$10,555	$193,057
Commercial	49,550	8,643	58,193
Other (land and multi-family)	19,313	595	19,908
Total real estate loans	251,365	19,793	271,158

Real estate construction loans:
One- to four-family	–	–	–
Commercial	4,310	739	5,049
Acquisition and development	–	–	–
Total real estate construction loans	4,310	739	5,049

Other loans:
Home equity	61,655	2,212	63,867
Consumer	60,589	969	61,558
Commercial	23,137	1,171	24,308
Total other loans	145,381	4,352	149,733

Total portfolio loans	$401,056	$24,884	$425,940

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
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

The following table presents the risk category of those portfolio loans evaluated by internal asset classification as of September 30, 2013 and December 31, 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)
September 30, 2013
Real estate loans:
Commercial	$42,800	$2,236	$5,831	$–	$50,867
Other (land and multi-family)	10,919	395	5,794	–	17,108
Total real estate loans	53,719	2,631	11,625	–	67,975

Real estate construction loans:
Commercial	6,219	–	–	–	6,219
Total real estate construction loans	6,219	–	–	–	6,219

Other loans:
Commercial	25,239	96	1,266	–	26,601
Total other loans	25,239	96	1,266	–	26,601

Total portfolio loans	$85,177	$2,727	$12,891	$–	$100,795

December 31, 2012
Real estate loans:
Commercial	$43,542	$2,308	$12,343	$–	$58,193
Other (land and multi-family)	13,004	413	6,491	–	19,908
Total real estate loans	56,546	2,721	18,834	–	78,101

Real estate construction loans:
Commercial	4,310	–	739	–	5,049
Total real estate construction loans	4,310	–	739	–	5,049

Other loans:
Commercial	22,342	104	1,862	–	24,308
Total other loans	22,342	104	1,862	–	24,308

Total portfolio loans	$83,198	$2,825	$21,435	$–	$107,458

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
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

•
Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans; land loans due to the lack of cash flow and reliance on borrower’s capacity and multi-family due to the reliance on the successful operation of the project. Both loan types are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•
Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Included in construction loans are Small Business Administration (SBA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

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

•
Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•
Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for portfolio loan losses for the three months ended September 30, 2013 and 2012 was as follows:

	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provisions	Balance
	(Dollars in Thousands)
September 30, 2013
Real estate loans:
One- to four-family	$3,722	$(523)	$147	$267	$3,613
Commercial	1,321	(736)	68	714	1,367
Other (land and multi-family)	690	–	8	(228)	470
Total real estate loans	5,733	(1,259)	223	753	5,450

Real estate construction loans:
One- to four-family	–	–	–	–	–
Commercial	74	–	–	(23)	51
Acquisition and development	–	–	–	–	–
Total real estate construction loans	74	–	–	(23)	51

Other loans:
Home equity	1,969	(502)	59	353	1,879
Consumer	1,457	(414)	100	271	1,414
Commercial	796	–	–	(68)	728
Total other loans	4,222	(916)	159	556	4,021

Total portfolio loans	$10,029	$(2,175)	$382	$1,286	$9,522

September 30, 2012
Real estate loans:
One- to four-family	$4,773	$(1,139)	$227	$571	$4,432
Commercial	1,956	(618)	–	671	2,009
Other (land and multi-family)	713	(285)	6	892	1,326
Total real estate loans	7,442	(2,042)	233	2,134	7,767

Real estate construction loans:
One- to four-family	–	–	–	–	–
Commercial	8	(637)	–	673	44
Acquisition and development	–	–	–	–	–
Total real estate construction loans	8	(637)	–	673	44

Other loans:
Home equity	3,186	(447)	144	(32)	2,851
Consumer	1,032	(466)	76	646	1,288
Commercial	671	–	–	108	779
Total other loans	4,889	(913)	220	722	4,918

Total portfolio loans	$12,339	$(3,592)	$453	$3,529	$12,729

ATLANTIC  COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for portfolio loan losses for the nine months ended September 30, 2013 and 2012 was as follows:

	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provisions	Balance
	(Dollars in Thousands)
September 30, 2013
Real estate loans:
One- to four-family	$4,166	$(1,912)	$761	$598	$3,613
Commercial	958	(1,572)	–	1,981	1,367
Other (land and multi-family)	986	(144)	44	(416)	470
Total real estate loans	6,110	(3,628)	805	2,163	5,450

Real estate construction loans:
One- to four-family	–	–	–	–	–
Commercial	50	(207)	–	208	51
Acquisition and development	–	–	–	–	–
Total real estate construction loans	50	(207)	–	208	51

Other loans:
Home equity	2,636	(1,474)	383	334	1,879
Consumer	1,448	(1,152)	220	898	1,414
Commercial	645	(131)	78	136	728
Total other loans	4,729	(2,757)	681	1,368	4,021

Total portfolio loans	$10,889	$(6,592)	$1,486	$3,739	$9,522

September 30, 2012
Real estate loans:
One- to four-family	$6,030	$(5,438)	$696	$3,144	$4,432
Commercial	3,143	(2,756)	2	1,620	2,009
Other (land and multi-family)	1,538	(1,870)	6	1,652	1,326
Total real estate loans	10,711	(10,064)	704	6,416	7,767

Real estate construction loans:
One- to four-family	120	–	–	(120)	–
Commercial	–	(839)	–	883	44
Acquisition and development	–	–	–	–	–
Total real estate construction loans	120	(839)	–	763	44

Other loans:
Home equity	3,125	(2,491)	215	2,002	2,851
Consumer	885	(1,247)	249	1,401	1,288
Commercial	685	(71)	2	163	779
Total other loans	4,695	(3,809)	466	3,566	4,918

Total portfolio loans	$15,526	$(14,712)	$1,170	$10,745	$12,729

ATLANTIC  COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance for portfolio loan losses and portfolio loans based on the impairment method as of September 30, 2013:

	Individually	Collectively
	Evaluated for	Evaluated for	Total Ending
	Impairment	Impairment	Balance
	(Dollars in Thousands)
Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$912	$2,701	$3,613
Commercial	153	1,214	1,367
Other (land and multi-family)	170	300	470
Total real estate loans	1,235	4,215	5,450

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	51	51
Acquisition and development	–	–	–
Total real estate construction loans	–	51	51

Other loans:
Home equity	334	1,545	1,879
Consumer	43	1,371	1,414
Commercial	423	305	728
Total other loans	800	3,221	4,021

Total ending allowance balance	$2,035	$7,487	$9,522

Portfolio loans:
Real estate loans:
One- to four-family	$7,181	$164,708	$171,889
Commercial	8,322	42,545	50,867
Other (land and multi-family)	7,491	9,617	17,108
Total real estate loans	22,995	216,870	239,864

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	6,219	6,219
Acquisition and development	–	–	–
Total real estate construction loans	–	6,219	6,219

Other loans:
Home equity	1,550	53,691	55,241
Consumer	113	55,891	56,004
Commercial	1,533	25,068	26,601
Total other loans	3,196	134,650	137,846

Total ending portfolio loans balance	$26,190	$357,739	$383,929

ATLANTIC  COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance for portfolio loan losses and portfolio loans based on the impairment method as of December 31, 2012:

	Individually	Collectively
	Evaluated for	Evaluated for	Total Ending
	Impairment	Impairment	Balance
	(Dollars in Thousands)
Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,116	$3,050	$4,166
Commercial	165	793	958
Other (land and multi-family)	156	830	986
Total real estate loans	1,437	4,673	6,110

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	50	50
Acquisition and development	–	–	–
Total real estate construction loans	–	50	50

Other loans:
Home equity	384	2,252	2,636
Consumer	59	1,389	1,448
Commercial	308	337	645
Total other loans	751	3,978	4,729

Total ending allowance balance	$2,188	$8,701	$10,889

Portfolio loans:
Real estate loans:
One- to four-family	$7,966	$185,091	$193,057
Commercial	15,034	43,159	58,193
Other (land and multi-family)	8,507	11,401	19,908
Total real estate loans	31,507	239,651	271,158

Real estate construction loans:
One- to four-family	–	–	–
Commercial	739	4,310	5,049
Acquisition and development	–	–	–
Total real estate construction loans	739	4,310	5,049

Other loans:
Home equity	2,957	60,910	63,867
Consumer	467	61,091	61,558
Commercial	2,006	22,302	24,308
Total other loans	5,430	144,303	149,733

Total ending portfolio loans balance	$37,676	$388,264	$425,940

  ATLANTIC  COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Portfolio loans for which the concessions have been granted as a result of the borrower’s financial difficulties are considered a troubled debt restructuring (TDR). These concessions, which in general are applied to all categories of portfolio loans, may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection. The resulting TDR impairment is included in specific reserves.

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance for loan loss reserve. If the loan is collateral dependent, the amount of the impairment is charged off. There was an allocated allowance for loan losses for loans individually evaluated for impairment of approximately $0.6 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a non-performing loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are non-performing prior to modification continue to be accounted for as non-performing loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired non-performing loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR until the loan has performed for twelve months in accordance with the modified terms. TDRs classified as impaired loans as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$7,183	$7,966
Commercial	6,259	7,635
Other (land and multi-family)	7,207	2,053
Total real estate loans	20,649	17,654

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other loans:
Home equity	1,550	2,957
Consumer	212	467
Commercial	877	1,329
Total other loans	2,639	4,753

Total TDRs classified as impaired loans	$23,288	$22,407

There were no commitments to lend additional amounts on TDRs as of September 30, 2013 and December 31, 2012.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company is proactive in modifying residential, home equity and consumer loans in early stage delinquency because management believes modifying the loan prior to it becoming non-performing results in the least cost to the Bank. The Bank also modifies larger commercial and commercial real estate loans as TDRs rather than pursuing other means of collection when it believes the borrower is committed to the successful repayment of the loan and the business operations are likely to support the modified loan terms. The following table presents information on TDRs during the nine months ended September 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments
	(Dollars in Thousands)

Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,802	$1,802
Other (land and multi-family)	3	5,756	5,756
Total real estate loans	12	7,558	7,558

Other loans:
Home equity	5	143	143
Consumer	5	218	218
Commercial	4	302	302
Total other loans	14	663	663

Total troubled debt restructurings	26	$8,221	$8,221

There were no subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the nine months ended September 30, 2013.

The following table presents information on TDRs and subsequent defaults during the nine months ended September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investments	Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	20	$2,170	$2,064
Commercial	3	531	531
Other (land and multi-family)	7	1,068	912
Total real estate loans	30	3,769	3,507

Other loans:
Home equity	11	1,183	1,080
Consumer	7	381	381
Commercial	2	88	88
Total other loans	20	1,652	1,549

Total troubled debt restructurings	50	$5,421	$5,056

	Number of Contracts	Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring that subsequently defaulted:
Real estate loans:
Other (land and multi-family)	2	$315

Total troubled debt restructurings that subsequently defaulted	2	$315

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of September 30, 2013:

	Recorded	Unpaid	Related
	Investment	Principal Balance	Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	3,908	4,052	–
Other (land and multi-family)	5,794	5,794	–
Total real estate loans	9,702	9,846	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	605	605	–
Total other loans	605	605	–

Total with no related allowance recorded	$10,307	$10,451	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$7,182	$7,182	$912
Commercial	4,414	4,414	153
Other (land and multi-family)	1,697	1,873	170
Total real estate loans	13,293	13,469	1,235

Real estate construction loans:			–
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other loans:
Home equity	1,550	1,650	334
Consumer	212	212	43
Commercial	828	828	423
Total other loans	2,590	2,690	800

Total with an allowance recorded	$15,883	$16,159	$2,035

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2012:

	Recorded	Unpaid	Related
	Investment	Principal Balance	Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	12,073	12,758	–
Other (land and multi-family)	6,490	6,493	–
Total real estate loans	18,563	19,251	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	739	4,988	–
Acquisition and development	–	–	–
Total real estate construction loans	739	4,988	–

Other loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	1,117	2,814	–
Total other loans	1,117	2,814	–

Total with no related allowance recorded	$20,419	$27,053	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$7,966	$8,071	$1,116
Commercial	2,961	2,961	165
Other (land and multi-family)	2,017	2,195	156
Total real estate loans	12,944	13,227	1,437

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other loans:
Home equity	2,957	3,160	384
Consumer	467	467	59
Commercial	889	889	308
Total other loans	4,313	4,516	751

Total with an allowance recorded	$17,257	$17,743	$2,188

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended September 30, 2013 and 2012:

			Cash Basis
		Interest Income	Interest Income
	Average Balance	Recognized	Recognized
	(Dollars in Thousands)

September 30, 2013
Real estate loans:
One- to four-family	$6,596	$113	$–
Commercial	8,616	127	–
Other (land and multi-family)	7,521	4	–
Total real estate loans	22,733	244	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other loans:
Home equity	1,760	8	–
Consumer	271	–	–
Commercial	1,447	8	–
Total other loans	3,478	16	–

Total portfolio loans	$26,211	$260	$–

September 30, 2012
Real estate loans:
One- to four-family	$9,425	$101	$–
Commercial	14,674	101	–
Other (land and multi-family)	3,125	29	–
Total real estate loans	27,224	231	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	1,577	–	–
Acquisition and development	–	–	–
Total real estate construction loans	1,577	–	–

Other loans:
Home equity	2,924	31	–
Consumer	479	7	–
Commercial	3,775	17	–
Total other loans	7,178	55	–

Total portfolio loans	$35,979	$286	$–

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the nine months ended September 30, 2013 and 2012:

			Cash Basis
		Interest Income	Interest Income
	Average Balance	Recognized	Recognized
	(Dollars in Thousands)

September 30, 2013
Real estate loans:
One- to four-family	$7,574	$254	$–
Commercial	11,679	300	–
Other (land and multi-family)	7,999	169	–
Total real estate loans	27,252	723	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	370	–	–
Acquisition and development	–	–	–
Total real estate construction loans	370	–	–

Other loans:
Home equity	2,254	51	–
Consumer	340	12	–
Commercial	1,720	30	–
Total other loans	4,314	93	–

Total portfolio loans	$31,936	$816	$–

September 30, 2012
Real estate loans:
One- to four-family	$9,937	$305	$–
Commercial	16,468	307	–
Other (land and multi-family)	4,362	89	–
Total real estate loans	30,767	701	–

Real estate construction loans:
One- to four-family	228	–	–
Commercial	1,703	–	–
Acquisition and development	–	–	–
Total real estate construction loans	1,931	–	–

Other loans:
Home equity	2,485	94	–
Consumer	378	21	–
Commercial	3,908	42	–
Total other loans	6,771	157	–

Total portfolio loans	$39,469	$858	$–

ATLANTIC  COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with directors and executive officers and their associates. These loans totaled approximately $0.1 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively. The activity on these loans during the nine months ended September 30, 2013 and the year ended December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)

Beginning balance	$1,563	$1,587
New portfolio loans and advances on existing loans	–	2
Effect of changes in related parties	(1,349)	71
Repayments	(77)	(97)
Ending balance	$137	$1,563

NOTE 8. OTHER LOANS

Other loans was comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA loans held-for-sale), and warehouse lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third-party originators (warehouse loans held-for-investment). The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. Due to the generally short duration of time the Company holds these loans, the collateral arrangements related to the loans, and other factors, management has determined that no allowance for loan losses is necessary.

The Company did not internally originate any mortgage loans held-for-sale during the three or nine months ended September 30, 2013. The Company internally originated approximately $3.1 million and $27.0 million of mortgage loans held-for-sale during the three and nine months ended September 30, 2012, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and nine months ended September 30, 2012 was $0.1 million and $0.7 million, respectively.

During the three months ended September 30, 2013 and 2012, the Company internally originated approximately $1.0 million and $0.8 million, respectively, of SBA loans held-for-sale. During the nine months ended September 30, 2013 and 2012 the Company internally originated approximately $5.9 million and $5.1 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.1 million and $0.1 million during the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $0.4 million during the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Company recognized gains on the servicing of these loans of $6,000 and $20,000 during the three months ended September 30, 2013 and 2012, respectively, and $85,000 and $236,000 during the nine months ended September 30, 2013 and 2012, respectively.

During the three months ended September 30, 2013 and 2012, the Company originated approximately $164.6 million and $267.2 million, respectively, of warehouse loans from third parties. During the nine months ended September 30, 2013 and 2012 the Company originated approximately $734.4 million and $646.0 million, respectively, of warehouse loans from third parties. The weighted average number of days outstanding of warehouse loans was 17 days and 23 days for the three months ended September 30, 2013 and 2012, respectively, and 19 days and 24 days for the nine months ended September 30, 2013 and 2012, respectively.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of September 30, 2013 and December 31, 2012. Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $117.7 million and $116.9 million in securities posted as collateral for these instruments as of September 30, 2013 and December 31, 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank prepays the agreements prior to maturity, it must do so at its fair value, which as of September 30, 2013 exceeded the book value of the individual agreements by $11.2 million.

Information concerning securities sold under agreements to repurchase as of and for the nine months ending September 30, 2013, and as of and for the year ended December 31, 2012 is summarized as follows:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	33	42

The securities sold under agreements to repurchase as of September 30, 2013 mature as follows:

Amount Maturing
(Dollars in Thousands)

2013	$–
2014	26,500
2015	10,000
2016	5,000
2017	25,000
Thereafter	26,300
Total	$92,800

Beginning in January 2009, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below the PCA defined levels at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At September 30, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by approximately $9.0 million, which approximates the termination penalty.

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

FHLB borrowings at September 30, 2013 and December 31, 2012 were $110.0 million and $135.0 million, respectively. During the first quarter 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. The FHLB advances had a weighted-average maturity of 42 months and a weighted-average rate of 4.11% at September 30, 2013.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES (continued)

The Bank’s borrowing capacity with the FHLB is $5.0 million at September 30, 2013. The minimal borrowing capacity is due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, due to the Bank’s financial condition the FHLB has increased the amount of discount applied to determine the collateral value of the loans. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $19.0 million as of September 30, 2013. In the event the Bank prepays additional advances prior to maturity, it must do so at its fair value. Additionally, effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of September 30, 2013, fair value exceeded the book value of the individual advances by $11.5 million.

NOTE 11. INCOME TAXES

The Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized. A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence. Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions. Negative evidence includes the Company’s cumulative losses and expiring tax credit carryovers.

As of September 30, 2013, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $30.3 million and were primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryover. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. However, under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. The Company became aware of the change in ownership during the second quarter of 2013 based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the gross amount of net operating loss carryover the Company can use is limited to $325,000 per year. The company was in a net unrealized loss position at the time of the ownership change. Recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing limited net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. The effects of the limitation on the existing deferred tax asset are currently being analyzed. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax expense (benefit) for the nine months ending September 30, 2013 and 2012 was as follows:

	Nine months ending
	September 30,
	2013	2012
	(Dollars in Thousands)

Loss before income tax expense	$(4,522)	$(6,224)
Effective tax rate	40.0%	37.5%
Income tax benefit	(1,809)	(2,336)
Increase in valuation allowance – federal	1,633	2,228
Increase in valuation allowance – state	176	258
Income tax expense	$–	$150

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 11. INCOME TAXES (continued)

The Company recorded income tax expense of $150,000 for the nine months ended September 30, 2012 related to an IRS examination of the 2008 tax return which resulted in the disallowance of certain bad debt expense deductions.

NOTE 12. LOSS PER COMMON SHARE

The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares, and average unearned restricted stock awards. Stock options and stock awards for shares of common stock were not considered in computing diluted weighted average common shares outstanding for the three and nine months ended September 30, 2013 and 2012, respectively. Due to reported losses in each period there was no dilutive effect.

The following table summarizes the basic and diluted loss per common share computation for the three and nine months ended September 30, 2013 and 2012:

	Three months ending		Nine months ending
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Share Information)

Basic:
Net Loss	$(929)	$(1,669)	$(4,522)	$(6,374)
Weighted average common shares outstanding	2,628,969	2,628,969	2,628,969	2,628,969
Less: average unallocated employee stock ownership plan shares	(86,227)	(91,017)	(86,227)	(91,017)
Less: average director’s deferred compensation shares	(37,361)	(39,470)	(37,735)	(40,381)
Less: average unvested restricted stock awards	(548)	(832)	(727)	(1,154)
Weighted average common shares outstanding, as adjusted	2,504,833	2,497,650	2,504,280	2,496,417
Basic loss per common share	$(0.38)	$(0.66)	$(1.81)	$(2.55)

Diluted:
Net Loss	$(929)	$(1,669)	$(4,522)	$(6,374)
Weighted average common shares outstanding, as adjusted (from above)	2,504,833	2,497,650	2,504,280	2,496,417
Add: dilutive effects of assumed exercise of stock options	–	–	–	–
Add: dilutive effects of full vesting of stock awards	–	–	–	–
Weighted average dilutive shares outstanding	2,504,833	2,497,650	2,504,280	2,496,417
Diluted loss per common share	$(0.38)	$(0.66)	$(1.81)	$(2.55)

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 13. REGULATORY SUPERVISION

On August 10, 2012 the Board of Directors of the Bank agreed to the Order with its primary regulator, the OCC. The Order does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and FDIC deposit insurance coverage are unaffected. The Order provided that:

•	the Order replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the Office of Thrift Supervision on December 10, 2010;

•	within 10 days of the date of the Order, the Board had to establish a compliance committee responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Order;

•
within 90 days of the date of the Order, the Board had to develop and submit to the OCC for receipt of supervisory non-objection at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and to update such plan each year by January 31 beginning on January 31, 2014;

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

•
the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and is in receipt of prior written approval of the OCC;

•
following receipt of written supervisory non-objection of its capital plan, the Board will monitor the Bank’s performance against the capital plan and shall review and update the plan no later than January 31 of each year, beginning with January 31, 2014;

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

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

•
within 30 days of the date of the Order, the Board had to revise and maintain a comprehensive liquidity risk management program that assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•
within 60 days of the date of the Order, the Board had to revise its problem asset reduction plan (PARP) the design of which was to eliminate the basis of criticism of those assets criticized as “doubtful”, “substandard” or “special mention” during the OCC’s then-most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•
within 60 days of the date of the Order, the Board had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•
the Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital; and

•
the Board will immediately take all necessary steps to ensure that the Bank management corrects each violation of law, rule or regulation cited in the OCC’s then-most recent report of examination and within 60 days of the date of the Order, the Board had to adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

The Bank believes it has accomplished all requirements under the Order to date, excluding achieving a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets. In the event the Bank achieves the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order. The Bank’s actual and required capital levels and ratios were as follows:

			Required for Capital		Required Capital Levels
	Actual		Adequacy Purposes		Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
September 30, 2013
Total capital (to risk weighted assets)	$40.1	10.30%	$31.2	8.00%	$50.6	13.00%
Tier 1 (core) capital (to risk weighted assets)	35.2	9.04%	15.6	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	35.2	4.88%	28.8	4.00%	64.9	9.00%

December 31, 2012
Total capital (to risk weighted assets)	$45.6	9.78%	$37.3	8.00%	$60.6	13.00%
Tier 1 (core) capital (to risk weighted assets)	39.7	8.52%	18.6	4.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	39.7	5.13%	30.9	4.00%	69.6	9.00%

The Bank’s capital classification as of September 30, 2013, was adequately capitalized.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Company remains subject to the Supervisory Agreement with the FRB which was entered into on December 10, 2010 and provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written FRB approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the Federal Reserve Board; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1. Financial Statements and the notes thereto included in this report and the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013. The discussion below contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements in this filing that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements, identified by words such as "expects," "anticipates," "believes," "estimates," "targets," "intends," "plans," "goal" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could," involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve general economic trends and changes in interest rates, increased competition, changes in demand for financial services, the state of the banking industry generally, the uncertainties associated with newly developed or acquired operations, and market disruptions.

Atlantic Coast Financial Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors could affect financial performance and could cause Atlantic Coast Financial Corporation’s actual results for future periods to differ materially from those anticipated or projected. Atlantic Coast Financial Corporation undertakes no obligation to publicly release revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission.

General Description of Business

The principal business of Atlantic Coast Financial Corporation (the Company) and Atlantic Coast Bank (the Bank) consists of attracting retail deposits from the general public and investing those funds primarily in loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans), and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we have been increasing our focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and, brokers. The Company sells the guaranteed portion of loans originated through SBA lending, rather than hold the loans in portfolio. The Company also originates multi-family residential loans and commercial construction and residential construction loans, but no longer emphasizes the origination of such loans unless they are connected with SBA lending. The Company also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (the Order) entered into with the Office of the Comptroller of the Currency (the OCC) on August 10, 2012, interest rates paid on deposit are limited and subject to national rates published weekly by the Federal Deposit Insurance Corporation (FDIC). Deposits are primarily solicited in the Bank’s market area of the Jacksonville metropolitan area and southeastern Georgia when necessary to fund loan demand, or other liquidity needs.

Recent Events

Changes in the Company’s Executive Management Team and Board of Directors
On September 10, 2013, the Company announced its decision to name John K. Stephens, Jr. as President and Chief Executive Officer, and a director of the Company and the Bank. On September 13, 2013, Thomas B. Wagers, Sr. informed the Company that he was resigning from his positions as Interim President, Chief Executive Officer and Chief Financial Officer of the Company and the Bank, effective October 21, 2013. On September 23, 2013, the Board of Directors appointed James D. Hogan as the Company’s interim Chief Financial Officer, and as a director of the Company and the Bank. Mr. Hogan’s appointment is contingent upon receipt of regulatory non-objection from the OCC and the Federal Reserve Bank of Atlanta (the FRB). Effective October 21, 2013, Marshall D. Stone, who has served as the Controller of the Company and the Bank since 2003, became our Interim Principal Accounting Officer.

Additionally, three members of the Board of Directors announced their decisions not to stand for re-election, and the Company’s stockholders elected the three new director nominees at the Company’s annual meeting on August 16, 2013.

Strategic Alternatives and Capital

In November 2011, the Company’s Board of Directors began a review of the strategic alternatives. Following the June 2013 rejection by stockholders of the proposed merger of the Company with Bond Street Holdings, Inc., the Company's newly restructured Board of Directors began evaluating alternatives to raise capital. As a result of that, the Company is planning to pursue an equity capital raise through a public offering or private placement.

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

The general loss component is calculated by applying loss factors, adjusted for other qualitative factors to outstanding unimpaired loan balances. Loss factors are based on the Bank’s recent loss experience, including recent short sales and sales of non-performing loans. Qualitative factors consider current market conditions that may impact real estate values within the Bank’s primary lending areas, and on other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant qualitative factors that exist as of the balance sheet date that are considered in determining the adequacy of the allowance include the following: (1) Current delinquency levels and trends; (2) Non-performing asset levels and trends and related charge-off history; (3) Economic trends – local and national; (4) Changes in loan policy; (5) Expertise of management and staff of the Bank; (6) Volumes and terms of loans; and (7) Concentrations of credit considering the impact of recent short sales and sales of non-performing loans.

The impact of the general loss component on the allowance began increasing during 2008 and has remained at an elevated level through the end of the third quarter of 2013. The increase reflected the deterioration of market conditions since 2008, and the increase in the recent loan loss experience that has resulted from management’s proactive approach to charging off losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

Management also evaluates the allowance for loan losses based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans that may be susceptible to significant change and risks. For all specifically reviewed loans where it is probable that the Bank will be unable to collect all amounts due according to the terms of the loan agreement, impairment is determined by computing a fair value based on either discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. The determination of the fair value of collateral considers recent trends in valuation as indicated by short sales and sales of non-performing loans of the applicable loan category. No specific allowance is recorded unless fair value is less than carrying value. Large groups of smaller balance homogeneous loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation; for these loans, the allowance for loan losses is calculated in accordance with the general allowance for loan losses policy described above. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless the loan has been modified as a troubled debt restructuring as discussed below.

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

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a non-performing loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are non-performing prior to modification continue to be accounted for as non-performing loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired non-performing loans.

Fair Value of Investment Securities

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. Securities held-to-maturity are carried at amortized cost. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Management evaluates investment securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the nine months ended September 30, 2013 and 2012.

Other Real Estate Owned

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on an independent appraisal, less estimated selling costs, at the date of foreclosure, establishing a new cost basis. If fair value declines subsequent to foreclosure, the asset value is written down through expense. Costs relating to improvement of property are capitalized, whereas costs relating to holding of the property are expensed.

Deferred Income Taxes

After converting to a federally chartered savings association, the Bank became a taxable organization. Income tax expense, or benefit, is the total of the current year income tax due, or refundable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryovers. The Company’s principal deferred tax assets result from the allowance for loan losses and operating loss carryovers. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since the Bank’s transition to a federally chartered savings bank, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of September 30, 2013, the Company had a valuation allowance of $30.3 million for the net deferred tax asset.

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. The Company became aware of the change in ownership during the second quarter of 2013 based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the gross amount of net operating loss carryover the Company can use is limited to $325,000 per year. The effects of the limitation on the existing deferred tax asset are currently being analyzed. The deferred tax asset is discussed in detail in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General

Total assets decreased $58.5 million, or 7.6%, to $714.1 million at September 30, 2013 as compared to $772.6 million at December 31, 2012. The decrease in assets was primarily due to a decrease in net portfolio loans of $41.1 million, and lower held-for-sale and warehouse loans which decreased $50.3 million, partially offset by an increase in cash and cash equivalents of $14.8 million and an increase in investment securities of $17.8 million. The Company continued to manage its balance sheet consistent with its capital preservation strategy as well as to strengthen the Company’s balance sheet liquidity. Total deposits decreased $23.7 million, or 4.7%, to $476.1 million at September 30, 2013 from $499.8 million at December 31, 2012. Noninterest-bearing demand accounts decreased $2.8 million, interest-bearing demand accounts decreased $4.2 million, savings and money market accounts decreased by $10.8 million, and time deposits decreased by a total of $5.9 million during the nine months ended September 30, 2013. Total borrowings decreased by $25.0 million to $202.8 million at September 30, 2013 from $227.8 million at December 31, 2012 due to the repayment of $25.0 million of Federal Home Loan Bank (FHLB) advances. Stockholders’ equity decreased by $10.4 million to $29.9 million at September 30, 2013 from $40.3 million at December 31, 2012 due to the net loss of $4.5 million and a decrease in accumulated other comprehensive income (loss) of $5.9 million, related to a negative change in the fair value of securities available-for-sale because of an increase in interest rates during the nine months ended September 30, 2013.

Following is a summarized comparative balance sheet as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,	Increase / (Decrease)
	2013	2012	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$82,584	$67,828	$14,756	21.8%
Investment securities (available-for-sale and held-to-maturity)	177,568	159,745	17,823	11.2%
Portfolio loans	389,590	432,090	(42,500)	-9.8%
Allowance for loan losses	9,522	10,889	(1,367)	-12.6%
Portfolio loans, net	380,068	421,201	(41,133)	-9.8%
Other loans (held-for-sale and warehouse)	22,248	72,568	(50,320)	-69.3%
Other Assets	51,646	51,277	369	0.7%
Total assets	$714,114	$772,619	$(58,505)	-7.6%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$39,107	$41,904	$(2,797)	-6.7%
Interest-bearing demand	69,222	73,490	(4,268)	-5.8%
Savings and money market	170,946	181,708	(10,762)	-5.9%
Time	196,768	202,658	(5,890)	-2.9%
Total deposits	476,043	499,760	(23,717)	-4.7%
Securities sold under agreements to repurchase	92,800	92,800	-	-
Federal Home Loan Bank advances	110,000	135,000	(25,000)	-18.5%
Accrued expenses and other liabilities	5,396	4,799	597	12.4%
Total liabilities	684,239	732,359	(48,120)	-6.6%
Total stockholders’ equity	29,875	40,260	(10,385)	-25.8%
Total liabilities and stockholders’ equity	$714,114	$772,619	$(58,505)	-7.6%

Cash and Cash Equivalents

Cash and cash equivalents increased $14.8 million to $82.6 million at September 30, 2013 from $67.8 million at December 31, 2012. The Bank’s cash and cash equivalent balances are maintained at elevated amounts in response to reduced contingent sources of liquidity from the FHLB and the FRB and to ensure sufficient immediately available liquidity.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased $17.9 million to $177.6 million at September 30, 2013, from $159.7 million at December 31, 2012. As of September 30, 2013, $158.1 million of investment securities were classified as available-for-sale, while $19.5 million of investment securities were classified as held-to-maturity. As of December 31, 2012, $159.7 million of investment securities were classified as available-for-sale, while no investment securities were classified as held-to-maturity.

As of September 30, 2013, approximately $117.7 million of investment securities were pledged as collateral for the securities sold under agreements to repurchase and $24.0 million were pledged to the FHLB as collateral for advances and estimated prepayment fees. At September 30, 2013, $176.6 million, or 99.4%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. In the near term, the Company intends to moderately increase its investment in securities available-for-sale in order to meet increasing collateral requirements for its debt.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of September 30, 2013 and December 31, 2012, excluding loans held-for-sale and warehouse loans:

	September 30, 2013	% of Total Portfolio Loans	December 31, 2012	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$171,889	44.8%	$193,057	45.3%
Commercial	50,867	13.2%	58,193	13.7%
Other (land and multi-family)	17,108	4.5%	19,908	4.7%
Total real estate loans	239,864	62.5%	271,158	63.7%
Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	6,219	1.6%	5,049	1.2%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	6,219	1.6%	5,049	1.2%
Other loans:
Home equity	55,241	14.4%	63,867	15.0%
Consumer	56,004	14.6%	61,558	14.4%
Commercial	26,601	6.9%	24,308	5.7%
Total other loans	137,846	35.9%	149,733	35.1%

Total loans	383,929	100.0%	425,940	100.0%
Allowance for loan losses	(9,522)		(10,889)
Net deferred loan costs	5,661		6,150
Loans, net	$380,068		$421,201

Total gross portfolio loans declined $42.0 million, or 9.9%, to $383.9 million at September 30, 2013 as compared to $425.9 million at December 31, 2012 primarily due to principal amortization and increased prepayments of one- to four-family residential and home equity loans during the nine months ended September 30, 2013, consistent with the low interest rate environment for one- to four-family mortgages. Total portfolio loans also declined due to gross loan charge-offs of $6.6 million and transfers to other real estate owned (OREO) of non-performing loans of $10.2 million during the first nine months of 2013.

Small business loan originations, including SBA portfolio loans and small business loans originated internally and held-for-sale (SBA loans held-for-sale), were $10.6 million during the nine months ended September 30, 2013. The Company sells the guaranteed portion of SBA loans upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans at September 30, 2013 and December 31, 2012 was $5.2 million and $3.3 million, respectively. The Company plans to continue to expand this business line going forward.

Until there is greater certainty about the economic recovery in our market area and the Bank increases its capital levels, management believes portfolio loan balances will likely continue to decline. However, in the event the Company is successful in raising sufficient equity capital, growth in mortgage origination, the SBA portfolio, and other small business loan production is expected to exceed principal amortization and loan payoffs. Additionally, due to the favorable interest rate environment, production of warehouse loans will continue to be a strategic focus but there is no certainty that the balance of such loans will increase.

The composition of the Bank’s portfolio loans is heavily weighted toward one- to four-family residential mortgage loans. As of September 30, 2013, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $227.1 million, or 59.2% of total gross loans. Approximately $33.1 million, or 59.8% of loans recorded as home equity loans are in a first lien position. Accordingly, $204.9 million, or 90.2% of loans collateralized by one- to four-family residential loans were in a first lien position as of September 30, 2013.

The composition of the Bank’s loan portfolio by state as of September 30, 2013 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family first mortgages	$111,586	$37,141	$23,162	$171,889
Home equity and lines of credit	26,754	27,426	1,061	55,241
One- to four-family construction loans	-	-	-	-
	$138,340	$64,567	$24,223	$227,130
Allowance for Loan Losses

The allowance for loan losses was $9.5 million, or 2.4% of total loans at September 30, 2013 compared to $10.9 million, or 2.5% of total loans at December 31, 2012. The activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 was as follows:

	2013	2012
	(Dollars in Thousands)
Balance at beginning of period	$10,889	$15,526

Charge-offs:
Real estate loans:
One- to four-family	(1,912)	(5,438)
Commercial	(1,572)	(2,756)
Other (land and multi-family)	(144)	(1,870)
Real estate construction loans:
One- to four-family	-	-
Commercial	(207)	(839)
Acquisition and development	-	-
Other loans:
Home equity	(1,474)	(2,491)
Consumer	(1,152)	(1,247)
Commercial	(131)	(71)
Total charge-offs	(6,592)	(14,712)

Recoveries:
Real estate loans:
One- to four-family	761	696
Commercial	-	2
Other (land and multi-family)	44	6
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other loans:
Home equity	383	215
Consumer	220	249
Commercial	78	2
Total recoveries	1,486	1,170

Net charge-offs	(5,106)	(13,542)
Provision for loan losses	3,739	10,745
Balance at end of period	$9,522	$12,729

Net charge-offs during the first nine months of 2013 decreased compared to the same period in 2012 primarily due to $4.8 million less in charge-offs related to one-to-four family residential loans and home equity loans, $1.2 million less in charge-offs for collateral-dependent commercial real estate property, $0.6 million less in charge-offs related to construction loans, $0.6 million less in charge-offs related to residential land loans, and $1.0 million less in charge-offs related to collateral-dependent commercial land loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. During the nine months ended September 30, 2013, charge-offs included partial charge-offs of $1.6 million of one- to four-family first mortgages and home equity loans identified as non-performing, a decrease of $1.3 million as compared to $2.9 million for the nine months ended September 30, 2012, principally attributable to decreased losses on first mortgages and home equity loans.

Below is a comparative composition of non-performing assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Non-performing assets:
Real estate loans:
One- to four-family	$8,230	$10,555
Commercial	2,303	8,643
Other (land and multi-family)	530	595
Real estate construction loans:
One- to four-family	-	-
Commercial	-	739
Acquisition and development	-	-
Other loans:
Home equity	749	2,212
Consumer	1,036	969
Commercial	755	1,171
Total non-performing loans	13,603	24,884
Other real estate owned	11,472	8,065
Total non-performing assets	$25,075	$32,949

Non-performing loans to total loans	3.5%	5.8%
Non-performing assets to total assets	3.5%	4.3%

Non-performing loans were $13.6 million or 3.5% of total loans at September 30, 2013 as compared to $24.9 million, or 5.8% of total loans at December 31, 2012. The decrease in non-performing loans was primarily due to the transfer of $10.2 million in non-performing loans to OREO and the return to performing status of a $1.0 million residential mortgage loan. Additionally, the decrease is due to fewer performing loans becoming non-performing loans.

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

As of September 30, 2013, total non-performing one- to four-family residential and home equity loans of $9.0 million was comprised of $12.7 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of September 30, 2013 and December 31, 2012, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest.

OREO increased $3.4 million to $11.5 million at September 30, 2013 from $8.1 million at December 31, 2012 as transfers from non-performing loans into OREO of $10.2 million exceeded foreclosed asset sales of $6.8 million during the first nine months of 2013. Historically, the Company does not incur additional material losses after non-performing loans are moved to OREO, or as a result of the sale of OREO. The Company recorded a net gain on the sale of foreclosed assets of $0.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 the five largest non-performing loans were as follows. The largest relationship was a $1.5 million real estate secured commercial loan. The Bank’s second largest relationship was a $1.4 million loan secured by a one- to four-family residence. The Bank’s third largest relationship was a $0.7 million loan secured by a one- to four-family residence. The fourth largest relationship was a $0.6 million working capital line of credit secured by business assets. The Bank’s fifth largest relationship was a $0.4 million loan secured by a one- to four-family residence.

Impaired Loans

The following table shows impaired loans segregated by performing and non-performing status and the associated specific reserve as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$288	$-	$6,465	$-
Non-performing (1)	3,630	458	11,196	286
Troubled debt restructuring by category:
Troubled debt restructurings performing for less than 12 months – commercial	12,739	133	7,632	214
Troubled debt restructurings performing for less than 12 months – residential	9,533	1,444	12,383	1,688
Total impaired loans	$26,190	$2,035	$37,676	$2,188
____________
(1)
Balance includes non-performing TDR loans of $1.0 million and $2.4 million as of September 30, 2013 and December 31, 2012, respectively. There are no specific reserves for such loans as of September 30, 2013 and December 31, 2012, respectively.

No portfolio loans were added to performing impaired loans during the first nine months of 2013. The decline in non-performing impaired loans was primarily due to the transfer of $10.2 million in loans to OREO during the nine months ended September 30, 2013.

Impaired loans include large non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. TDR loans totaled $23.3 million as of September 30, 2013 as compared to $22.4 million at December 31, 2012.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve (12) months in accordance with the modified terms. Approximately $12.3 million of restructured loans, previously disclosed as TDRs, have demonstrated 12 months of performance under restructured terms and are no longer reported as impaired loans.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), small business loans originated internally (SBA loans held-for-sale), and loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans).

The following table shows other loans, segregated by held-for-sale and warehouse, as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Other loans:
Held-for-sale	$1,083	$4,089
Warehouse	21,165	68,479
Total other loans	$22,248	$72,568

Other loans decreased $50.3 million, or 69.3% to $22.3 million at September 30, 2013 as compared to $72.6 million at December 31, 2012 primarily due to a decrease in warehouse loan originations and the weighted average number of days outstanding of warehouse loans. The decrease in warehouse loan originations is the result of a decline in home purchase and refinance volume, due to rising interest rates.

During 2012, the Company phased out its internally generated one- to four-family residential mortgage business in favor of a referral program whereby the Bank earns a fee for closed loans. As a result, the Company did not internally originate or sell any mortgage loans held-for-sale during the nine months ended September 30, 2013 as compared to originations of $27.0 million and sales of $29.6 million during the nine months ended September 30, 2012. The gain recorded on sale of mortgage loans held-for-sale during the nine months ended September 30, 2012 was $0.7 million.

During the nine months ended September 30, 2013 the Company internally originated $5.9 million and sold $9.6 million of SBA loans held-for-sale compared to originations of $5.1 million and sales of $5.1 million during the same nine month period in 2012. The gain recorded on sales of SBA loans held-for-sale during the nine months ended September 30, 2013 and 2012 was $0.6 million and $0.4 million, respectively.

Loans originated and sold under the Company’s warehouse lending program were $734.4 million and $781.7 million, respectively, for the nine months ended September 30, 2013 as compared to originations and sales of $645.9 million and $631.9 million, respectively, for the nine months ended September 30, 2012. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for the nine months ended September 30, 2013 and 2012 of $1.4 million and $1.6 million, respectively. For the nine months ended September 30, 2013 the weighted average number of days outstanding of warehouse loans was 19 days.

Deferred Income Taxes

As of both September 30, 2013 and 2012 the Company concluded that, while improved operating results are expected as the economy begins to improve and the Bank’s non-performing assets decline, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the credit related costs and the impact of its high debt costs on profitability. Consequently the Company has recorded a valuation allowance of $30.3 million for nearly the entire amount of the net federal and state deferred tax assets as of September 30, 2013. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some of the valuation allowance may be available as a tax benefit.

The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 42 for additional information.

Deposits

Total deposits were $476.1 million at September 30, 2013, a decrease of $23.7 million from $499.8 million at December 31, 2012. Non-maturing deposits decreased by $17.8 million during the first nine months of 2013, while time deposits decreased by $5.9 million during the same time period. Non-maturing deposits decreased to $279.3 million at September 30, 2013 due to a $2.8 million decrease in noninterest-bearing demand deposits, a $4.2 million decrease in interest-bearing demand deposits, and a $10.8 million decrease in savings and money market deposits as the Bank sought to manage the balance sheet by actively reducing deposit rates, while maintaining relationship customers. Time deposits decreased to $196.8 million as of September 30, 2013 due to a decrease of $30.9 million in our standard certificates of deposit, a decrease of $20.3 million in deposits originally acquired through a national internet deposit program and broker deposit declines of $5.0 million, partially offset by an increase of $50.4 million related to a retail certificates of deposit promotion.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. Management believes near term deposit growth will be moderate with an emphasis on strategic retail certificates of deposit promotions and other attractive product offerings, and the creation of new business deposit products to meet liquidity needs that exceed demand deposit growth. The Bank may supplement these deposits, if needed, with certificates of deposit sourced through a well-known national non-broker internet deposit program, which has been successfully utilized in the past. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and therefore cause the Bank to change its strategy. Under the Consent Order, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At September 30, 2013 the Bank did not have any brokered deposits. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has securities sold under agreements to repurchase with a carrying amount of $92.8 million as of September 30, 2013 and December 31, 2012. Collateral for the structured notes are subject to a reduction of 8.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $117.7 million and $116.9 million in securities posted as collateral for these instruments as of September 30, 2013 and December 31, 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank prepays the agreements prior to maturity, it must do so at its fair value, which as of September 30, 2013 exceeded the book value of the individual agreements by $11.2 million.

Information concerning securities sold under agreements to repurchase as of and for the nine months ended September 30, 2013, and as of and for the year ended December 31, 2012 is summarized as follows:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	33	42

The lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below the PCA defined category of well-capitalized at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million in the first quarter of 2013. Failure to maintain required collateral levels is a violation of the default provision under the terms of the agreement and could result in a termination penalty. At September 30, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by $9.0 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

FHLB borrowings at September 30, 2013 and December 31, 2012 were $110.0 million and $135.0 million, respectively. The FHLB advances had a weighted-average maturity of 42 months and a weighted-average rate of 4.11% at September 30, 2013. The FHLB advances had a weighted-average maturity of 43 months and a weighted-average rate of 3.88% at December 31, 2012.

The Bank’s remaining borrowing capacity with the FHLB is $5.0 million at September 30, 2013. The minimal borrowing capacity was due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Due to the Bank’s financial condition the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit, accordingly, the amount of required collateral is elevated compared to better performing peers. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarters of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. This prepayment reduced interest expense by $0.2 million for the current quarter and reduced the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $19.0 million as of September 30, 2013. In the event the Bank prepays additional advances prior to maturity, it must do so at its fair value. Additionally, effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of September 30, 2013, fair value exceeded the book value of the individual advances by $11.5 million. To the extent it is required to purchase additional securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher interest-earning asset growth.

Stockholders’ Equity

Stockholders’ equity decreased by $10.4 million to $29.9 million at September 30, 2013 from $40.3 million at December 31, 2012 due to the net loss of $4.5 million and a decrease in accumulated other comprehensive income (loss) of $5.9 million for the nine months ended September 30, 2013. The decrease in accumulated other comprehensive income (loss) was due to a negative change in the fair value of securities available-for-sale because of an increase in interest rates during the first nine months of 2013.

Beginning in 2009 and continuing into 2013, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio decreased to 4.2% at September 30, 2013, from 5.2% at December 31, 2012. As of September 30, 2013, the Bank’s Tier 1 capital to adjusted assets ratio was 4.88%, Total risk based capital to risk- weighted assets ratio was 10.30% and Tier 1 capital to risk-weighted assets ratio was 9.04%. These ratios as of December 31, 2012 were 5.13%, 9.78%, and 8.52%, respectively. The Bank is currently deemed as adequately capitalized for regulatory supervision purposes.

In November 2011, the Company’s Board of Directors began a review of the strategic alternatives. Following the June 2013 rejection by stockholders of the proposed merger of the Company with Bond Street Holdings, Inc., the Company's newly restructured Board of Directors began evaluating alternatives to raise capital. As a result of that, the Company is planning to pursue an equity capital raise through a public offering or private placement.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012.

General

Net loss for the three months ended September 30, 2013 was $0.9 million, as compared to a net loss of $1.7 million for the three months ended September 30, 2012. The net loss for the third quarter of 2013 decreased compared with the same period in 2012 due to a reduction in the provision for loan losses of $2.2 million, and a decrease in noninterest expense of $0.6 million, partially offset by a decrease in net interest income of $0.9 million and a decrease in noninterest income of $1.1 million. Net interest income decreased in the third quarter of 2013 due to a reduction in portfolio loans outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Noninterest income decreased due to a decrease in gains on sales of investment securities, as well as reductions in gains on sales of loans held-for-sale. Noninterest expense decreased during the third quarter of 2013 compared to the same period in 2012 primarily due to lower compensation costs, outside professional services, and collection and credit expense, which were partially offset by increased foreclosure costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2013 and 2012. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$427,391	$6,287	5.88%	$517,173	$7,402	5.73%
Investment securities (2)	164,133	632	1.54%	158,657	751	1.89%
Other interest-earning assets (3)	97,985	96	0.39%	63,816	60	0.37%
Total interest-earning assets	689,509	7,015	4.08%	739,646	8,213	4.44%
Noninterest-earning assets	39,067			37,148
Total assets	$728,576			$776,794

Interest-bearing liabilities:
Interest-bearing demand accounts	$70,215	54	0.31%	$74,072	68	0.37%
Savings deposits	69,216	59	0.34%	76,583	82	0.43%
Money market accounts	103,827	122	0.47%	114,176	135	0.47%
Time deposits	205,566	590	1.15%	193,018	663	1.37%
Securities sold under agreements to repurchase	92,800	1,209	5.21%	92,800	1,208	5.21%
Federal Home Loan Bank advances	110,000	1,157	4.21%	135,000	1,341	3.97%
Total interest-bearing liabilities	651,624	3,191	1.96%	685,649	3,497	2.04%
Noninterest-bearing liabilities	46,894			43,991
Total liabilities	698,518			729,640
Total stockholders’ equity	32,656			47,154
Total liabilities and stockholders’ equity	$731,174			$776,794

Net interest income		$3,824			$4,716
Net interest spread			2.12%			2.40%
Net interest-earning assets	$37,885			$53,997
Net interest margin (4)			2.22%			2.55%
Average interest-earning assets to average interest-bearing liabilities		105.81%			107.88%
____________
(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield includes portfolio loans and other loans.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes (1) attributable to changes in volume multiplied by the old rate; and (2) attributable to changes in rate, which are changes in rate multiplied by the old volume; and (3) not solely attributable to rate or volume, which are allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$(1,316)	$201	$(1,115)
Investment securities	25	(144)	(119)
Other interest-earning assets	33	3	36
Total interest-earning assets	(1,258)	60	(1,198)

Interest-bearing liabilities:
Interest-bearing demand accounts	(3)	(11)	(14)
Savings deposits	(7)	(16)	(23)
Money market accounts	(12)	(1)	(13)
Time deposits	41	(114)	(73)
Securities sold under agreements to repurchase	-	1	1
Federal Home Loan Bank advances	(259)	75	(184)
Total interest-bearing liabilities	(240)	(66)	(306)

Net interest income	$(1,018)	$126	$(892)

Interest Income

Total interest income decreased $1.2 million to $7.0 million for the three months ended September 30, 2013 from $8.2 million for the three months ended September 30, 2012 primarily due to the decrease in interest income on loans and securities available-for-sale. Interest income on loans decreased to $6.3 million for the three months ended September 30, 2013 from $7.4 million in the third quarter of 2012. This decrease was due to a decline in the average balance of loans, which decreased $89.8 million to $427.4 million for the three months ended September 30, 2013 from $517.2 million in the prior year quarter, partially offset by an increase in average yield on loans of 15 basis points to 5.88% for the three months ended September 30, 2013 due to the change in mix of loans and decreasing non-performing assets. The average balance of loans declined due to the reduction in portfolio loans outstanding, and the decrease in warehouse loans outstanding. Both warehouse loan originations decreased and the weighted average number of days warehouse loans are outstanding decreased during the third quarter of 2013, resulting in reduced interest income and decreased fee income. The decrease in warehouse loan originations is the result of a decline in home purchase and refinance volume, primarily due to rising interest rates. Interest income earned on securities decreased $0.1 million to $0.6 million for the three months ended September 30, 2013 from $0.7 million for the third quarter of 2012. This decrease was due to lower yields on reinvested securities and increased amortization of purchase premiums due to higher prepayments. The impact of the decline in average yield by 35 basis points to 1.54% for the current quarter was partially offset by an increase in the average balance of securities of $5.5 million to $164.1 million for the three months ended September 30, 2013. Due to the decline in average yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets, and the change in the mix of interest-earning assets related to our capital preservation strategy into higher balances maintained in lower yielding cash and cash equivalents in order to meet liquidity targets, the Company expects interest income to continue to be lower during 2013 as compared to 2012.

Interest Expense

Interest expense declined by $0.3 million to $3.2 million for the three months ended September 30, 2013 from $3.5 million in the third quarter of 2012 due to the decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits for the three months ended September 30, 2013, as compared to the third quarter of 2012, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 9 basis points to 0.67% for the three months ended September 30, 2013 as compared to 0.76% in the third quarter of 2012 due to the low interest rate environment. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million. This prepayment reduced interest expense by $0.2 million for the current quarter. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.84% for the three months ended September 30, 2013 down from 1.92% for the three months ended September 30, 2012, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the securities sold under agreements to repurchase and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $0.9 million to $3.8 million for the three months ended September 30, 2013 from $4.7 million for the three months ended September 30, 2012, due to the decrease in interest income resulting from a reduction in average outstanding balances of interest-earning assets and lower average yields earned on those assets, partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 28 basis points to 2.12% for the three months ended September 30, 2013 as compared to 2.40% in the third quarter of 2012. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 33 basis points to 2.22% for the three months ended September 30, 2013 as compared to 2.55% in the third quarter of 2012. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed-interest rate debt, which has a weighted average rate of 4.56%, combined with declining balances of interest-earning assets and the change in mix due to higher levels of lower yielding cash equivalent balances to meet liquidity needs.

Provision for Loan Losses

The detail of the net charge-offs and provision for portfolio loan losses for the three months ended September 30, 2013 and 2012 is as follows:

	2013		2012
	Net Charge-offs	Provision	Net Charge-offs	Provision
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$(376)	$267	$(912)	$571
Commercial	(668)	714	(618)	671
Other (land and multi-family)	8	(228)	(279)	892
Total real estate loans	(1,036)	753	(1,809)	2,134

Real estate construction loans:
One- to four-family	-	-	-	-
Commercial	-	(23)	(637)	673
Acquisition and development	-	-	-	-
Total real estate construction loans	-	(23)	(637)	673

Other loans:
Home equity	(443)	353	(303)	(32)
Consumer	(314)	271	(390)	646
Commercial	-	(68)	-	108
Total other loans	(757)	556	(693)	722

Total	$(1,793)	$1,286	$(3,139)	$3,529

Provision for loan losses of $1.3 million and $3.5 million were made during the three months ended September 30, 2013 and 2012, respectively. The decline in the provision for loan losses during the three months ended September 30, 2013 compared with the year-earlier quarter reflected reduced non-performing loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. Net charge-offs for the three months ended September 30, 2013 were $1.8 million as compared to $3.1 million in the third quarter of 2012. The decrease in net charge-offs in the third quarter of 2013 compared with the third quarter of 2012 primarily reflected $0.4 million less in charge-offs in the third quarter of 2013 related to one-to-four family residential loans and home equity loans, and $0.6 million less in charge-offs related to construction loans in the third quarter of 2013.

Noninterest Income

The components of noninterest income for the three months ended September 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$770	$844	$(74)	-8.8%
Gain on sale of loans held-for-sale	99	187	(88)	-47.1%
Gain on sale of securities available-for-sale	-	1,048	(1,048)	-100.0%
Bank owned life insurance earnings	91	107	(16)	-15.0%
Interchange fees	384	386	(2)	-0.5%
Other	215	162	53	32.7%
	$1,559	$2,734	$(1,175)	-43.0%

Noninterest income for the three months ended September 30, 2013 decreased $1.1 million to $1.6 million as compared to $2.7 million in the third quarter of 2012. The decrease in noninterest income was primarily due to a decrease in gains on the sale of securities.

For the three months ended September 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $6,000 in net gains recognized for the servicing of SBA loans. For the three months ended September 30, 2012, gains on sales of mortgage loans held-for-sale was $82,000 and gains on sales of SBA loans held-for-sale was $84,000. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending. The Company has also renewed its business activity of internally originated mortgage loans and, therefore, expects additional gains on loan sales from mortgage loans held-for-sale.

Noninterest Expense

The components of noninterest expense for the three months ended September 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$1,927	$2,271	$(344)	-15.1%
Occupancy and equipment	484	498	(14)	-2.8%
FDIC insurance premiums	388	311	77	24.8%
Foreclosed assets, net	126	(39)	165	423.1%
Data processing	350	376	(26)	-6.9%
Outside professional services	311	520	(209)	-40.2%
Collection expense and repossessed asset losses	417	761	(344)	-45.2%
Other	1,023	892	131	14.7%
	$5,026	$5,590	$(564)	-10.1%

Noninterest expense decreased $0.6 million to $5.0 million for the three months ended September 30, 2013 from $5.6 million for the three months ended September 30, 2012. Noninterest expense for the third quarter of 2013 compared with the third quarter of 2012 primarily reflected lower compensation costs, outside professional services, and collection and credit expense, which were partially offset by increased foreclosure costs.

In the event the Company is successful in raising sufficient equity capital, management expects noninterest expense associated with collection and foreclosure activities will decrease, regardless of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income Tax

The Company recorded no income tax expense for the three months ended September 30, 2013 and 2012. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 42 for additional information.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012.

General

Net loss for the nine months ended September 30, 2013 was $4.5 million, as compared to a net loss of $6.4 million for the nine months ended September 30, 2012. The net loss for the first nine months of 2013 decreased compared with the same period in 2012 due to a reduction in the provision for loan losses of $7.0 million, partially offset by a decrease in net interest income of $2.5 million, a decrease in noninterest income of $1.7 million, and an increase in noninterest expense of $1.2 million. Net interest income decreased in the first nine months of 2013 due to a reduction in portfolio loans, held-for-sale loans and warehouse loans outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Noninterest income decreased due to a decrease in gains on sales of investment securities, as well as reductions in gains on sales of loans held-for-sale. Noninterest expense increased during the first nine months of 2013 compared to the same period in 2012 primarily due to additional professional and outside services expense associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, increased collection and credit expense, and higher FDIC insurance expense, partially offset by decreased compensation costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the nine months ended September 30, 2013 and 2012. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$456,280	$19,960	5.83%	$537,044	$23,005	5.71%
Investment securities (2)	160,332	1,719	1.43%	144,407	2,404	2.22%
Other interest-earning assets (3)	88,528	257	0.39%	62,890	177	0.38%
Total interest-earning assets	705,140	21,936	4.15%	744,341	25,586	4.59%
Noninterest-earning assets	37,849			35,176
Total assets	$742,989			$779,517

Interest-bearing liabilities:
Interest-bearing demand accounts	$72,756	170	0.31%	$75,629	290	0.51%
Savings deposits	70,888	185	0.35%	77,037	274	0.47%
Money market accounts	104,333	365	0.47%	120,892	455	0.50%
Time deposits	208,308	1,854	1.19%	187,480	2,172	1.54%
Securities sold under agreements to repurchase	92,800	3,587	5.15%	92,800	3,600	5.17%
Federal Home Loan Bank advances	110,092	3,435	4.16%	135,000	3,992	3.94%
Total interest-bearing liabilities	659,177	9,596	1.95%	688,838	10,783	2.09%
Noninterest-bearing liabilities	48,557			49,218
Total liabilities	707,734			738,056
Total stockholders’ equity	32,817			41,461
Total liabilities and stockholders’ equity	$740,551			$779,517

Net interest income		$12,340			$14,803
Net interest spread			2.20%			2.50%
Net interest-earning assets	$45,963			$55,503
Net interest margin (4)			2.33%			2.65%
Average interest-earning assets to average interest-bearing liabilities		106.97%			108.06%
____________
(1)	Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield includes portfolio loans and other loans.
(2)	Calculated based on carrying value. Not full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes (1) attributable to changes in volume multiplied by the old rate; and (2) attributable to changes in rate, which are changes in rate multiplied by the old volume; and (3) not solely attributable to rate or volume, which are allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$(3,524)	$479	$(3,045)
Investment securities	243	(928)	(685)
Other interest-earning assets	74	6	80
Total interest-earning assets	(3,207)	(443)	(3,650)

Interest-bearing liabilities:
Interest-bearing demand accounts	(11)	(109)	(120)
Savings deposits	(21)	(68)	(89)
Money market accounts	(59)	(31)	(90)
Time deposits	223	(541)	(318)
Securities sold under agreements to repurchase	-	(13)	(13)
Federal Home Loan Bank advances	(768)	211	(557)
Total interest-bearing liabilities	(636)	(551)	(1,187)

Net interest income	$(2,571)	$108	$(2,463)

Interest Income

Total interest income decreased $3.7 million to $21.9 million for the nine months ended September 30, 2013 from $25.6 million for the nine months ended September 30, 2012 primarily due to the decrease in interest income on loans and securities available-for-sale. Interest income on loans decreased to $20.0 million for the nine months ended September 30, 2013 from $23.0 million in the first nine months of 2012. This decrease was due to a decline in the average balance of loans, which decreased $80.7 million to $456.3 million for the nine months ended September 30, 2013 from $537.0 million in the prior year period, partially offset by an increase in average yield on loans of 12 basis points to 5.83% for the nine months ended September 30, 2013 due to the change in mix of loans and decreasing non-performing assets. The average balance of loans declined due to the reduction in portfolio loans outstanding, and the decrease in warehouse loans outstanding. Both warehouse loan originations decreased and the weighted average number of days warehouse loans are outstanding decreased during the first nine months of 2013, resulting in reduced interest income and decreased fee income. The decrease in warehouse loan originations is the result of a decline in home purchase and refinance volume, due to rising interest rates. Interest income earned on securities decreased $0.7 million to $1.7 million for the nine months ended September 30, 2013 from $2.4 million in the first nine months of 2012. This decrease was due to lower yields on reinvested securities and increased amortization of purchase premiums due to higher prepayments. The impact of the decline in average yield by 79 basis points to 1.43% for the nine months ended September 30, 2013 was partially offset by an increase in the average balance of securities of $15.9 million to $160.3 million for the nine months ended September 30, 2013. Due to the decline in average yield as a result of the low interest rate environment, the decrease in the average balance of interest-earning assets, and the change in the mix of interest-earning assets related to our capital preservation strategy into higher balances maintained in lower yielding cash and cash equivalents in order to meet liquidity targets, the Company expects interest income to continue to be lower during 2013 as compared to 2012.

Interest Expense

Interest expense declined by $1.2 million to $9.6 million for the nine months ended September 30, 2013 from $10.8 million for the first nine months of 2012 due to the decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits for the nine months ended September 30, 2013, as compared to the first nine months of 2012, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 16 basis points to 0.69% for the nine months ended September 30, 2013 as compared to 0.85% in the first nine months of 2012 due to the low interest rate environment. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million. This prepayment reduced interest expense by $0.6 million for the first nine months of 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.83% for the nine months ended September 30, 2013 down from 1.97% for the nine months ended September 30, 2012, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the securities sold under agreements to repurchase and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $2.5 million to $12.3 million for the nine months ended September 30, 2013 from $14.8 million for the nine months ended September 30, 2012, due to the decrease in portfolio loans, held-for-sale loans and warehouse loans outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 30 basis points to 2.20% for the nine months ended September 30, 2013 as compared to 2.50% in the first nine months of 2012. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 32 basis points to 2.33% for the nine months ended September 30, 2013 as compared to 2.65% in the first nine months of 2012. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed-interest rate debt, which has a weighted average rate of 4.56%, combined with declining balances of interest-earning assets and the change in mix due to higher levels of lower yielding cash equivalent balances to meet liquidity needs.

Provision for Loan Losses

The detail of the net charge-offs and provision for portfolio loan losses for the nine months ended September 30, 2013 and 2012 is as follows:

	2013		2012
	Net Charge-offs	Provision	Net Charge-offs	Provision
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$(1,151)	$598	$(4,742)	$3,144
Commercial	(1,572)	1,981	(2,754)	1,620
Other (land and multi-family)	(100)	(416)	(1,864)	1,652
Total real estate loans	(2,823)	2,163	(9,360)	6,416

Real estate construction loans:
One- to four-family	-	-	-	(120)
Commercial	(207)	208	(839)	883
Acquisition and development	-	-	-	-
Total real estate construction loans	(207)	208	(839)	763

Other loans:
Home equity	(1,091)	334	(2,276)	2,002
Consumer	(932)	898	(998)	1,401
Commercial	(53)	136	(69)	163
Total other loans	(2,076)	1,368	(3,343)	3,566

Total	$(5,106)	$3,739	$(13,542)	$10,745

Provision for loan losses of $3.7 million and $10.7 million were made during the nine months ended September 30, 2013 and 2012, respectively. The decline in the provision for loan losses during the nine months ended September 30, 2013 compared with the year-earlier period reflected reduced non-performing loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. The decline in the provision for loan losses also reflected provisioning in the 2012 period for certain residential loans charged-off in the second quarter of 2012 and disposed of through a bulk sale, and two commercial loans that were charged-off in the first quarter of 2012 and disposed of through short sales. Net charge-offs for the nine months ended September 30, 2013 were $5.1 million as compared to $13.5 million in the first nine months of 2012. The decrease in net charge-offs in the first nine months of 2013 compared with the first nine months of 2012 primarily reflected $4.8 million less in charge-offs in 2013 related to one-to-four family residential loans and home equity loans, $1.2 million less in charge-offs in 2013 for collateral-dependent commercial real estate property, $0.6 million less in charge-offs related to construction loans in the first nine months of 2013, $0.6 million less in charge-offs related to residential land loans in 2013, and $1.0 million less in charge-offs in the first nine months of 2013 related to collateral-dependent commercial land loans.

Noninterest Income

The components of noninterest income for the nine months ended September 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,267	$2,414	$(147)	-6.1%
Gain on sale of loans held-for-sale	732	1,305	(573)	-43.9%
Gain on sale of securities available-for-sale	-	1,048	(1,048)	-100.0%
Bank owned life insurance earnings	288	339	(51)	-15.0%
Interchange fees	1,183	1,198	(15)	-1.3%
Other	537	384	153	39.8%
	$5,007	$6,688	$(1,681)	-25.1%

Noninterest income for the nine months ended September 30, 2013 decreased $1.7 million to $5.0 million as compared to $6.7 million in the first nine months of 2012. The decrease in noninterest income was primarily due to a decrease in gains on sales of investment securities, as well as reductions in gains on sales of loans held-for-sale from mortgage origination activity following a reorganization of this business in the second half of 2012 in order to reduce non-interest expense.

For the nine months ended September 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $85,000 in net gains recognized for the servicing of SBA loans. For the nine months ended September 30, 2012, gains on sales of mortgage loans held-for-sale was $713,000 and gains on sales of SBA loans held-for-sale was $419,000. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending and has phased out the business activity of internally originated mortgage loans held-for-sale.

Noninterest Expense

The components of noninterest expense for the nine months ended September 30, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$6,330	$6,895	$(565)	-8.2%
Occupancy and equipment	1,449	1,531	(82)	-5.4%
FDIC insurance premiums	1,270	858	412	48.0%
Foreclosed assets, net	(63)	(113)	50	44.2%
Data processing	1,126	1,046	80	7.6%
Outside professional services	2,269	1,988	281	14.1%
Collection expense and repossessed asset losses	2,005	1,882	123	6.5%
Other	3,744	2,883	861	29.9%
	$18,130	$16,970	$1,160	6.8%

Noninterest expense increased $1.1 million to $18.1 million for the nine months ended September 30, 2013 from $17.0 million for the nine months ended September 30, 2012. Noninterest expense for the first nine months of 2013 compared with the first nine months of 2012 primarily reflected additional professional and outside services expense associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, increased collection and credit expense, and higher FDIC insurance expense, partially offset by decreased compensation costs. The costs associated with the proposed merger amounted to $1.3 million during the first nine months of 2013.

Management expects noninterest expense will be higher for the full year 2013 due to merger related expenses, however, there were no merger related expenses in the third quarter and none are expected in the fourth quarter due to the rejection of the proposed merger. Additionally, in the event the Company is successful in raising sufficient equity capital, management expects noninterest expense associated with collection and foreclosure activities will decrease, regardless of on-going credit issues and the extended time involved in the foreclosure process in Florida.

Income Tax

The Company recorded no income tax expense for the nine months ended September 30, 2013 and $0.2 million in income tax expense for the nine months ended September 30, 2012. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income.

The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 42 for additional information.

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

While primary sources of funds continue to be adequate to meet demands, the Bank has limited contingent liquidity sources available to meet potential funding requirements. As a result, management has increased the amount of cash and cash equivalents held during the first nine months of 2013 to an average of $82.6 million from an average of $64.3 million during the year ended December 31, 2012. As of September 30, 2013 and December 31, 2012, the Company had additional borrowing capacity of $5.0 million and $5.2 million, respectively, with the FHLB. During 2012, the Company’s borrowing capacity was reduced following an FHLB credit and collateral review. Also, during 2012, the Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $19.0 million and $21.6 million as of September 30, 2013 and December 31, 2012, respectively. The Company also utilizes a non-brokered Direct Deposit certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the first nine months of 2013, the Bank decreased deposits from this service by $20.3 million, but expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s securities sold under agreements to repurchase which total $92.8 million at September 30, 2013 have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million of long-term debt, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. Due to the decline in capital ratios below well-capitalized at December 31, 2012, the Company was required to increase pledged collateral by $4.0 million. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During the first nine months of 2013, cash and cash equivalents increased $14.8 million from $67.8 million as of December 31, 2012 to $82.6 million as of September 30, 2013 as part of the Bank’s strategy to strengthen its overall liquidity position. Cash from operating activities of $5.7 million and cash from investing activities of $57.8 million was more than cash used in financing activities of $48.7 million. Primary sources of cash were from repayment of warehouse loans of $781.7 million, net decreases in portfolio loans of $27.5 million, proceeds from maturities and payments of securities available-for-sale of $26.0 million and proceeds from the sale of loans held-for-sale of $9.6 million. Primary uses of cash included funding of warehouse loans of $734.4 million, purchases of investment securities of $51.1 million, repayment of FHLB advances of $25.0 million, and the net decreases in deposits of $23.7 million.

During the first nine months of 2012, cash and cash equivalents increased $22.8 million from $41.0 million as of December 31, 2011, to $63.8 million as of September 30, 2012. Cash from operating activities of $6.7 million and investing activities of $16.6 million was more than cash used in financing activities of $0.5 million. Primary sources of cash were from sales of warehouse loans of $631.9 million, net decreases in portfolio loans of $48.4 million, proceeds from the sale of securities available-for-sale of $47.8 million, proceeds from the sale of loans held-for-sale of $34.8 million and proceeds from maturities and payments of securities available-for-sale of $27.3 million. Primary uses of cash included funding of warehouse loans $645.9 million, purchases of securities available-for-sale of $100.5 million, and originating loans held-for-sale of $32.1 million.

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

				Net Present Value as a Percentage of Present Value of Assets (PVA) (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Increase / (Decrease) in Estimated Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Net Present Value Ratio (4)	Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
As of September 30, 2013:
+300	$19,329	$(10,793)	-35.8%	2.86%	(127)	$17,416	$81	0.5%
+200	25,892	(4,230)	-14.0%	3.73%	(40)	17,389	54	0.3%
+100	27,774	(2,348)	-7.8%	3.90%	(23)	17,362	27	0.2%
0	30,122	-	-	4.13%	-	17,335	-	-
-100	26,929	(3,193)	-10.6%	3.63%	(50)	17,202	(133)	-0.8%

As of December 31, 2012:
+300	$31,035	$2,850	10.1%	4.16%	62	$19,897	$1,860	10.3%
+200	34,583	6,398	22.7%	4.53%	99	18,903	866	4.8%
+100	32,097	3,912	13.9%	4.11%	57	18,470	433	2.4%
0	28,185	-	-	3.54%	-	18,037	-	-
-100	18,409	(9,776)	-34.7%	2.29%	(125)	17,602	(435)	-2.4%
____________
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

The change in the net present value of cash flows, as compared to December 31, 2012, is attributable to the increase in long-term treasury rates, which results in reduced estimated prepayment speeds of one- to four-family residential and home equity loans. The 10-year treasury rate as of September 30, 2013 and December 31, 2012 was 2.64% and 1.78%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)), and have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The reasonably possible losses attributable to the lawsuit are not material to the financial statements, and, as a result, the Company has not accrued for any such losses.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report and below, you should carefully consider the factors discussed in “Risk Factors” included within the Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013. The risks described herein and in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See the cautionary note regarding forward-looking statements at “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Relating to Our Business and Operations

If our non-performing assets increase, our earnings may be reduced.

At September 30, 2013, our non-performing assets totaled $25.1 million, or 3.51% of total assets, and have been at elevated levels for five years. Our non-performing assets may increase in future periods. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-performing loans or real estate owned. We must establish an allowance for loan losses for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses, which are recorded as a charge to income. From time to time, we also write down the value of properties in our other real estate owned (OREO) portfolio to reflect changing market values. Additionally, there are substantial collections costs such as legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

If we are unable to execute on our plan to dispose of non-performing assets, or losses on disposition of those assets are higher than anticipated, our capital and results of operations may be negatively affected.

We have $25.1 million in non-performing assets, which includes $11.5 million of OREO. We are developing a plan to dispose of some or all of these non-performing assets. If we are unable to dispose these assets on terms favorable to us or at all, our capital and results of operations may be negatively affected.

Atlantic Coast Bank has entered into a Consent Order with the Office of the Comptroller of the Currency (OCC), which requires Atlantic Coast Bank to develop strategic and capital plans to achieve and maintain specific capital levels, to implement liquidity and concentration risk management programs, to revise its problem asset reduction plan and to develop policies and procedures to prevent future violations of law or regulation. The Consent Order will limit business activities that Atlantic Coast Bank might otherwise engage in. While subject to the Consent Order, Atlantic Coast Bank’s management and board of directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. Non-compliance with the Consent Order may lead to additional corrective actions by the OCC which could negatively impact our operations and financial performance.

Effective August 10, 2012, Atlantic Coast Bank entered into a Consent Order with the OCC, which replaces a similar Consent Order entered into with the Office of Thrift Supervision (OTS) on December 10, 2010, that provides, among other things, that:

⋅
within 10 days of the date of the Consent Order, the board of directors had to establish a compliance committee that will be responsible for monitoring and coordinating Atlantic Coast Bank’s adherence to the provisions of the Consent Order;

⋅
within 90 days of the date of the Consent Order, the board of directors had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for Atlantic Coast Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

⋅
until such time as the OCC provides written supervisory non-objection of Atlantic Coast Bank’s strategic plan, Atlantic Coast Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of Atlantic Coast Bank that existed prior to the Consent Order without receipt of prior non-objection from the OCC;

⋅	by December 31, 2012, Atlantic Coast Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

⋅
within 60 days of the date of the Consent Order, the board of directors needed to develop and implement an effective internal capital planning process to assess Atlantic Coast Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

⋅
Atlantic Coast Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Deposit Insurance Corporation (the FDIC);

66

⋅
within 90 days of the date of the Consent Order, the board of directors had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for Atlantic Coast Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets in addition to certain other requirements;

⋅
Atlantic Coast Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

⋅
following receipt of written no supervisory objection of its capital plan, the board of directors will monitor Atlantic Coast Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

⋅
if Atlantic Coast Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Consent Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, Atlantic Coast Bank may be deemed undercapitalized for purposes of the Consent Order;

⋅
within 30 days of the date of the Consent Order, the board of directors had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, Atlantic Coast Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

⋅
within 60 days of the date of the Consent Order, the board of directors had to revise its problem asset reduction plan (PARP) the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful,” “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

⋅
within 60 days of the date of the Consent Order, the board of directors had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

⋅
Atlantic Coast Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for Atlantic Coast Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to board of directors established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital; and

⋅
the board of directors was to immediately take all necessary steps to ensure that Atlantic Coast Bank’s management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Consent Order, the board of directors had to adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and Atlantic Coast Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

While subject to the Consent Order, Atlantic Coast Bank’s management and board of directors have been required, and will continue to be required, to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. Atlantic Coast Bank is not in compliance with the requirements under the Consent Order to date, including not achieving a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets. As a result, Atlantic Coast Bank’s Capital and Strategic Plan has not received supervisory non-objection and therefore Atlantic Coast Bank may not significantly deviate from the products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of Atlantic Coast Bank that existed prior to the Consent Order without receipt of prior non-objection from the OCC.

Since Atlantic Coast Bank did not achieve the required capital levels as of December 31, 2012, it is not in compliance with the terms of the Consent Order which gives the OCC the authority to subject Atlantic Coast Bank to additional corrective actions. In particular, since Atlantic Coast Bank failed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets by December 31, 2012, then at the sole discretion of the OCC, Atlantic Coast Bank may be deemed undercapitalized for purposes of the Consent Order. If the OCC determines that Atlantic Coast Bank is undercapitalized for purposes of the Consent Order, it may at its discretion impose additional certain corrective actions on Atlantic Coast Bank’s operations that are applicable to undercapitalized institutions. These corrective actions could negatively impact Atlantic Coast Bank’s operations and financial performance.

Atlantic Coast Bank’s capital classification as of September 30, 2013, was adequately capitalized.

We are subject to a Supervisory Agreement with the FRB that limits our ability to pay dividends or make other capital distributions, to compensate senior management, and to incur additional debt.

We are subject to a Supervisory Agreement with the FRB that assumed the restrictions that relate to the Company contained in the Supervisory Agreement that we entered into with the OTS on December 10, 2010. The Supervisory Agreement provides, among other things, that:

⋅	we must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers;

⋅	we cannot declare or pay dividends or make any other capital distributions without prior written approval from the FRB;

⋅
we will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless we provide 30 days prior written notice of the proposed transaction to the FRB;

⋅	we may not make any golden parachute payment or prohibited indemnification payment without prior written approval from the FRB; and

⋅
we may not incur, issue, renew or roll over any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

The Supervisory Agreement may have the effect of restricting or delaying our business, adding costs or negatively impacting our operations and financial performance.

We did not complete our proposed merger with Bond Street and, as a result, we must identify and secure additional capital in order to meet our regulatory obligations and operational needs. If we are not successful, your investment may be materially adversely affected.

At a special meeting of stockholders on June 11, 2013, stockholders rejected a proposal through which we would have been merged with Bond Street, and Atlantic Coast Bank would have been merged into Florida Community Bank. Because the proposal was not approved, we are continuing to operate as an independent company and are subject to risks that would have been mitigated or otherwise resolved if the merger had been approved and completed, including the risks discussed in this section. Our board of directors has determined that conducting a public offering to raise capital is the appropriate step to address these risks, including meeting our regulatory obligations. We cannot assure you that we will be successful in identifying and securing additional financing in amounts or on terms acceptable to us, or sufficient to meet our regulatory obligations, or at all.

There is substantial doubt about our ability to continue as a going concern.

In connection with our 2012 annual audit, our independent registered public accounting firm issued an opinion stating the consolidated financial statements were prepared assuming that we will continue as a going concern, but that substantial doubt has been raised about our ability to continue as a going concern because we are not in compliance with the Consent Order requiring higher levels of regulatory capital, and we have suffered recurring losses from operations that have adversely impacted capital at Atlantic Coast Bank. The failure to comply with the Consent Order may result in Atlantic Coast Bank being deemed undercapitalized for purposes of the Consent Order and additional corrective actions may be imposed by the OCC that could adversely impact the Atlantic Coast Bank’s operations. As of September 30, 2013, Atlantic Coast Bank is considered adequately capitalized. Atlantic Coast Bank’s continues to have high levels of non-performing and impaired assets. Our future is dependent on its ability to address these matters. If Atlantic Coast Bank fails to gain compliance with the Consent Order, the OCC may place additional restrictions on it that may over time cause us to be unable to continue as a going concern. If at some point in the future, Atlantic Coast Bank were to be placed into receivership, our stockholders would almost certainly suffer a complete loss of their investment.

Atlantic Coast Bank’s borrowings from securities sold under agreements to repurchase and Federal Home Loan Bank of Atlanta (FHLB) advances materially impacts Atlantic Coast Bank’s net interest margin and exposes Atlantic Coast Bank’s capital and results of operations to significant risk.

Atlantic Coast Bank has $92.8 million of securities sold under agreements to repurchase (reverse repo) comprised of structured notes with two different counterparties in amounts totaling $77.8 million and $15.0 million, respectively. The individual agreements take the form of term repurchase agreements with maturities beginning in 2014 and final maturities in 2018. The interest rate terms are generally variable based on an index with an associated cap, such as 9.50% minus 3 month LIBOR, with a cap of 5.50%. The counterparties to the reverse repo agreements have an option to lock in interest rates at a fixed rate each quarter. Due to the low LIBOR interest rate environment that has existed over the last two years, each of the counterparties has exercised their options to fix the rate at ceiling maximums. The weighted average coupon interest rate of the reverse repos as of September 30, 2013 was 5.10%, and the weighted average maturity was 33 months.

Atlantic Coast Bank has $110.0 million of FHLB advances, with fixed interest rate terms. The weighted average rate of the FHLB advances as of September 30, 2013 was 4.11%, and the weighted average maturity was 42 months.

Due to the unusually low long term interest rate environment being promoted by the Federal Reserve, yields on the investment securities collateralizing the reverse repos and the yields on the loans collateralizing the FHLB advances have been decreasing. At September 30, 2013 the weighted average coupon on the securities collateralizing the reverse repo, was approximately 2.53%, and the weighted average coupon on the loans and securities collateralizing the FHLB borrowings was approximately 5.62% and 2.66%, respectively. Given the announced intentions of the FRB to hold interest rates at their current levels until certain economic measures are reached, the reverse repo transactions and the FHLB advances are expected to have a negative impact to our net interest margin and represent a barrier to returning to profitability. Atlantic Coast Bank has the option to terminate the reverse repos at the market rate of the debt, which as of September 30, 2013 exceeded the principal balance outstanding by $11.2 million. Additionally, Atlantic Coast Bank has the option to prepay the advances prior to maturity at fair value, which as of September 30, 2013 exceeded the book value of the advances by $11.5 million.

Based on reductions by the FHLB in the assessed value of loan collateral pledged for Atlantic Coast Bank’s FHLB debt and increased prepayment speed of residential loans a shortfall in loan collateral now exists. To the extent new loan collateral is not available, Atlantic Coast Bank will have to acquire and pledge investment securities in order to meet collateral requirements which may reduce earnings and total available liquidity.

Due to Atlantic Coast Bank’s credit rating with the FHLB, the assessed value of loan collateral was decreased during 2012. In addition the largest loan category pledged as collateral for the FHLB debt, one- to four-family residential mortgages has experienced faster prepayments due to the low mortgage interest rate environment. Beginning in March 2013 the FHLB assessed value of pledged loan balances fell below the outstanding loan balance resulting in a collateral short fall. Since that time, in order to meet collateral requirements, Atlantic Coast Bank has pledged cash and collateral eligible securities to the FHLB of $2.9 million and $14.0 million, respectively. Due to current low yields available on such securities as compared to yields available on higher interest-earning assets such as loans it is likely interest income will be less and earnings will be negatively impacted. Further, pledging investment securities that otherwise could be available for liquidity needs may impact Atlantic Coast Bank’s ability to meet loan growth or other liquidity needs and result in further restrictions by the OCC.

Reduced borrowing capacity with the FHLB and the FRB could impact Atlantic Coast Bank’s ability to meet liquidity demands and will require increased investment of readily marketable assets, such as mortgage backed securities in order to maintain a sufficient secondary source of liquidity which may reduce earnings.

During 2012, Atlantic Coast Bank’s borrowing capacity with the FHLB was reduced following an FHLB credit and collateral review and a reduction in Atlantic Coast Bank’s credit rating. Atlantic Coast Bank’s additional borrowing capacity was $5.0 million at September 30, 2013.

During 2012, Atlantic Coast Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Lending program and that it no longer has daylight overdraft capacity available. The FRB informed Atlantic Coast Bank that it may be eligible to participate in the FRB’s Secondary Lending program when other sources of liquidity are unavailable. Atlantic Coast Bank currently does not utilize services of the FRB that would necessitate use of daylight overdrafts; therefore, this change is not expected to have a material impact on banking operations. Prior to the notice from the FRB, Atlantic Coast Bank utilized the FRB Primary Lending in its contingent liquidity but had not borrowed under the program for liquidity or other business purposes. In order to maintain sufficient sources of available liquidity Atlantic Coast Bank intends to increase its holdings of readily marketable investment securities such as agency backed mortgage backed securities or increase the balances maintained in cash or cash equivalents. Presently, due to the unusually low interest rate environment such investment will result in lower earnings than available from loans or interest earning assets and will likely result in reduced earnings. Further Atlantic Coast Bank may be unable to meet liquidity needs for loan growth demands or unusual levels of deposit withdrawals.

We have experienced net losses for each of the last five fiscal years and for the first nine months of 2013, and may not return to profitability in the near future.

We have experienced cumulative net losses of $67.8 million since 2008, which includes a net loss in the first nine months of 2013 of $4.5 million, and net losses in 2012 and 2011 of $6.7 million and $10.3 million, respectively. The losses have been primarily caused by a significant increase in non-performing assets, which necessitated a provision for loan losses of $3.7 million for the nine months ended September 30, 2013, and provision for loan losses of $12.5 million $15.4 million for the years ended December 31, 2012 and 2011, respectively. We charged-off $5.1 million of loans during the nine months ended September 30, 2013, and $17.1 million and $13.2 million of loans during the years ended December 31, 2012 and 2011, respectively. Non-performing loans (generally loans 90 days or more past due in principal or interest payments) decreased to $13.6 million, or 3.49% of total loans, at September 30, 2013 from $24.9 million, or 5.76% of total loans, at December 31, 2012. We did not recognize other than temporary impairment (OTTI) losses on our investment portfolio for the first nine months of 2013, or for the year ended December 31, 2012. However, we experienced OTTI losses in our investment portfolio of $0.2 million for the year ended December 31, 2011. As a result of these factors and other conditions such as interest expense related to our long-term debt and weakness in our local economy, we may not be able to generate sustainable net income or achieve profitability in the near future.

We may be unable to successfully implement our business strategy and as a result, our financial condition and results of operations may be negatively affected.

Our future success will depend upon management’s ability to successfully implement its business strategy, which includes managing non-performing assets and operating expenses, reentering the mortgage banking market, and continuing to grow our warehouse lending and small business lending businesses, as well as our banking services to small businesses. While we believe we have the management resources and internal systems in place to successfully implement our strategy, it will take time and additional capital to fully implement our strategy. Further, until such time as Atlantic Coast Bank is able to obtain supervisory non-objection to its strategic plan from the OCC, we may not significantly deviate from our products, services, asset composition and size, funding sources or other business activities without receiving prior non-objection from the OCC. We expect that it may take a significant period of time before we can achieve the intended results of our business strategy. During the period we are implementing our plan our results of operations may be negatively impacted. In addition, even if our strategy is successfully implemented, it may not produce positive results.

Additionally, future success in the expansion of the mortgage banking, warehouse and small business lending platforms will depend on management’s ability to attract and retain highly skilled and motivated loan originators. Atlantic Coast Bank competes against many institutions with greater financial resources to attract these qualified individuals. Failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market hurt our business.

As of September 30, 2013, approximately 80.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market area has resulted in an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

New mortgage lending rules may constrain Atlantic Coast Bank’s residential mortgage lending business.

Over the course of 2013, the Consumer Financial Protection Bureau has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability. In either case, Atlantic Coast Bank may find it necessary to tighten its mortgage loan underwriting standards, which may constrain our ability to make loans consistent with our business strategies.

The geographic concentration in loans secured by one- to four-family residential real estate may increase credit losses, which could increase the level of provision for loan losses.

As of September 30, 2013, approximately 59% of our total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. Approximately $138.3 million, or 36.4%, of our loan portfolio was secured by one- to four-family residential property in Florida and $64.6 million, or approximately 17.0%, of such properties in Georgia. The downturn in the local and national economy beginning in 2008, and continuing through September 2013, particularly affecting real estate values and employment, have adversely affected our loan customers’ ability to repay their loans. In the event we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, we may not be able to recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. In particular, the state of Florida follows a judicial foreclosure process that often takes up to two years to complete, thereby potentially increasing our risk of loss due to the property’s deterioration in value during this period. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense.

Our loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision for loan losses.

Our outstanding commercial real estate, commercial business, construction, multi-family, manufactured home, automobile and other consumer loans accounted for approximately 41% of our total loan portfolio as of September 30, 2013. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties. Historically, these loans have had higher risks than loans secured by residential real estate for the following reasons:

⋅
Commercial Real Estate and Commercial Business Loans. Repayment is dependent on income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service. This risk has been exacerbated by the economic downturn in commercial real estate and commercial land values, particularly in our markets;

⋅	Multi-Family Real Estate Loans. Repayment is dependent on income being generated by the rental property in amounts sufficient to cover operating expenses and debt service;

⋅
Single Family Construction Loans. Repayment is dependent upon the successful completion of the project and the ability of the contractor or builder to repay the loan from the sale of the property or obtaining permanent financing;

⋅
Commercial and Multi-Family Construction Loans. Repayment is dependent upon the completion of the project and income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service; and

⋅
Consumer Loans. Consumer loans (such as automobile and manufactured home loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

If these non-residential loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

Our loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment.

Much of our portfolio lending is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida. As a result of lending during a period of rising real estate values and historically low interest rates, based on the Company’s most recent analysis, approximately 35% of the residential loan portfolio collateral is deficient due to the significant decline in real estate values since origination.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties, and due to the decline in real estate values since 2007, we believe many of our borrowers may have reduced equity, with loan-to-value ratios having depreciated on average to 83% from an average of 71% at the date the loan was originated. The pressure on home values remains high due to uncertainty of the economic recovery and the impact of distressed asset sales. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Repayment risk associated with our adjustable rate loans may increase as interest rates rise.

Given the historically low interest rate environment in recent years, our adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level. As interest rates rise, such loans may involve repayment risks resulting from potentially increasing payment obligations by borrowers due to re-pricing. At September 30, 2013, there were $163.5 million in adjustable rate loans, which made up approximately 42.0% of the loan portfolio.

If the allowance for loan losses is not sufficient to cover actual losses, income and capital will be negatively affected.

Our allowance for loan losses was $9.5 million, or 2.4% of total loans, at September 30, 2013. In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans, the estimate of impairment is based on the underlying collateral if collateral dependent, and if such loans are not collateral dependent, the estimate of impairment is based on a cash flow analysis. If management’s assumptions are incorrect, the allowance for loan losses may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance for loan losses is also periodically reviewed by the OCC, who may require us to increase the amount. Additions to the allowance for loans losses would be made through increased provisions for loan losses and would negatively affect our net income and results of operations.

Interest rate volatility could significantly reduce our profitability.

Our earnings largely depend on the relationship between the yield on our earning assets, primarily loans and investment securities, and the cost of funds, primarily deposits and borrowings. This relationship, commonly known as the net interest margin, is susceptible to significant fluctuation and is affected by economic and competitive factors that influence the yields and rates, and the volume and mix of our interest-earning assets and interest-bearing liabilities.

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on our net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. We are subject to interest rate risk to the degree that its interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than its interest earning assets. Significant fluctuations in interest rates could have a material adverse impact on our business, financial condition, results of operations or liquidity.

Our interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of its balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in our balance sheet.

Future changes in interest rates could impact our financial condition and results of operations.

The FRB maintained the federal funds rate at the historically low rate of 0.25% during 2011 and 2012 and is expected to continue this policy in 2013. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the amount of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A similar prepayment risk exists for our investment portfolio which is primarily made up of mortgage-related securities, with the added impact of accelerated recognition of premiums paid to acquire the investment security. A significant reduction in interest income could have a negative impact on our results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related investment securities.

At September 30, 2013, we had $202.8 million in long-term borrowings, comprised of $110.0 million of FHLB advances and $92.8 million of reverse repos, with the earliest maturities beginning in 2013 and final maturities occurring in 2018. The weighted average coupon interest rate of the long-term borrowings as of September 30, 2013 was 4.56%, and accounted for approximately 73% of interest expense for the nine months ended September 30, 2013. Given the announced intentions of the FRB to hold interest rates at their current levels until certain economic measurements are achieved, the long term borrowings are expected to have a negative impact to the net interest margin.

Operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the nine months ended September 30, 2013 and for the years ended December 31, 2012 and 2011, our efficiency ratio was 104.5%, 79.6% and 85.7%, respectively. Generally, this means we spent approximately $1.04, $0.80 and $0.86 during those periods to generate $1.00 of income.

If we are unable to generate additional non-interest income from sales of SBA loans or mortgage loans originated for sale, it could have a material adverse effect on our business as service charges and deposit fees are expected to continue to be under pressure.

For the nine months ended September 30, 2013, our service charges and deposit fees were $2.3 million, or 45% of total non-interest income, while gains from the sale of SBA loans were $732,000, or 15% of total non-interest income. Gains earned from the sale of SBA loans and from the sale of mortgage loans originated for sale are expected to be an increasingly larger part of our non-interest income under our business strategy. If our plans to increase SBA lending or reenter the mortgage banking business result in less loan originations or smaller levels of gains, our operating results could be materially affected.

If economic conditions deteriorate or the economic recovery remains slow over an extended period of time in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing the loans decreases.

Financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. We held approximately 25% of the deposits in Ware County, the county in which Waycross, Georgia is located, as of December 31, 2012. We had less than 1% of the deposits in the Jacksonville, Florida, metropolitan area as of December 31, 2012. Additionally, our market share of loans in Ware County is significantly greater than our share of the loan market in the Jacksonville metropolitan area. As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. At September 30, 2013, we had $138.3 million, or approximately 36.4%, of our loan portfolio secured by one- to four-family residential property in Florida and $64.6 million, or approximately 17.0%, of such properties in Georgia. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings. The unemployment rate for the Jacksonville, Florida metropolitan area was an estimated 6.7% as of August 31, 2013. The unemployment rate for Ware County, Georgia was an estimated 10.9% as of August 31, 2013.

The United States economy remains weak and unemployment levels are high. Continuing economic weakness, particularly in our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued through September 2013. Recent growth has been slow and unemployment remains at high levels and as a result economic recovery is expected to be slow. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates. In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and growth in future values are uncertain. The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

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

A return to recessionary conditions in Florida could negatively impact our ability to originate mortgage loans for sale or grow our portfolio loans in our primary market area, and combined with strong competition, could further reduce our ability to obtain loans and also decrease our yield on loans.

From 2000 to mid-2007, the Jacksonville metropolitan area had been one of the fastest growing economies in the United States. The area experienced substantial growth in population, new business formation and public works spending. Due to the considerable slowing of economic growth and migration into our market area from mid-2007 to 2011, and the resulting downturn in the real estate market, growth in the first mortgage loan origination business was negatively impacted. While the northeastern Florida economy has recently been trending upward with increases in single family home sales, a return to the recessionary conditions with decreased home sales, or decreased lending opportunities, could negatively impact our ability to originate mortgage loans for sale or grow our portfolio loans, negatively impacting our income.

In addition, we are located in a competitive market that affects our ability to obtain loans through origination or purchase as well as originating them at rates that provide an attractive yield. Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders and credit unions. Internet based lenders have also become a greater competitive factor in recent years. Such competition for the origination and purchase of loans may limit our future growth and earnings prospects.

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. In 2009, we established a valuation allowance for our net federal and state deferred tax asset after evaluating the positive and negative evidence in accordance with U.S. GAAP. U.S. GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results, our three year cumulative operating loss carried more weight than forecasted earnings.

As of September 30, 2013, we evaluated the expected realization of our federal and state deferred tax assets which, prior to a valuation allowance, totaled $30.3 million and was primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryover. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. However, under the rules of Internal Revenue Code §382 (IRC §382), a change in the ownership of the Company occurred during the first quarter of 2013. We became aware of the change in ownership during the second quarter of 2013 based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC §382, the gross amount of net operating loss carryovers we can use is limited to $325,000 per year. The effects of the limitation on the existing deferred tax asset are currently being analyzed. The realization of the deferred tax asset is dependent upon generating taxable income. We also continue to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Strong competition in our primary market area may reduce our ability to attract and retain deposits and also increase our cost of funds.

Atlantic Coast Bank operates in a very competitive market for the attraction of deposits, the primary source of our funding. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs and substantially greater resources and lending limits and may offer services we do not provide. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest-bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, we incur a higher cost of funds in an effort to attract and retain customer deposits. We strive to grow our lower cost deposits, such as non-interest-bearing checking accounts, in order to reduce our cost of funds.

Wholesale funding sources may be unavailable to replace deposits at maturity and support our liquidity needs or growth.

Atlantic Coast Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to non-maturity deposit growth and repayments and maturities of loans and investments. Ongoing financial difficulties and restrictions by the FRB, the OCC and the FHLB may limit these sources, which include FHLB advances, proceeds from the sale of loans and liquidity resources of the holding company. At September 30, 2013, we had $110.0 million of FHLB advances outstanding, and the remaining borrowing capacity was $5.0 million.

In the past brokered deposits have been solicited as a source of funds. However, under the Consent Order with the OCC entered into in August 2012, we cannot accept, renew or roll over any brokered deposits without prior regulatory approval. We had no brokered deposits at September 30, 2013.

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

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as Atlantic Coast Bank, up to $250,000 per account. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund, and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe have increased the possibility of additional credit-rating downgrades and economic slowdowns in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the United States and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. As of May 19, 2013, the debt limit was increased above the previous statutory limit. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Atlantic Coast Bank is currently subject to extensive regulation, supervision and examination by the OCC, and by the FDIC, which insures Atlantic Coast Bank’s deposits. As a savings and loan holding company, we are currently subject to regulation and supervision by the FRB. Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.

Our operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on operations. These laws, rules and regulations are frequently changed by legislative and regulatory authorities. In the future, changes to existing laws, rules and regulations, or any other new laws, rules or regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Among other things, as a result of the Dodd-Frank Act:

⋅
the OCC became the primary federal regulator for federal savings banks such as Atlantic Coast Bank (replacing the OTS), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including the Company;

⋅
effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

⋅
the FRB is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, recently proposed rules would not provide such a transition period for savings and loan holding companies;

⋅
the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

⋅
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

⋅
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

On July 2, 2013, the federal banking agencies issued final capital rules that substantially amend the regulatory risk-based capital rules applicable to us. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply both to our Company, which currently is not subject to formal capital rules, and Atlantic Coast Bank.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital. Beginning in 2015, our minimum capital requirements will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required of Atlantic Coast Bank. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios that will begin to take effect in 2015, the new capital rules require new deductions from and adjustments to capital that will result in even more stringent capital requirements and changes in the ways we do business. Among other things, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets.

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

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking has finalized a new liquidity standard, a Liquidity Coverage Ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario, and a Net Stable Funding Ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations and adversely affect our results and financial condition.

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

We are subject to losses due to the errors or fraudulent behavior of employees or third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions, particularly in connection with our warehouse lending business. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems or if one of our third-party service providers experiences an operational breakdown or failure. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

We rely on our management team for the successful implementation of our business strategy.

Since June 11, 2013, when the proposed merger between the Company and Bond Street Holdings, Inc. was rejected by the stockholders of the Company, the Chief Executive Officer, the Chief Financial Officer and the Chairman of the Board of Directors’ have resigned from their positions. The Company named a new Chief Executive Officer of the Company and the Bank, named an interim Chief Financial Officer of the Company and the Bank, and started a search for a permanent Chief Financial Officer. The appointment of the interim Chief Financial Officer is contingent upon receipt of regulatory non-objection. Additionally, three members of the Board of Directors announced their decisions not to stand for re-election, and the Company’s stockholders elected the three new director nominees at the Company’s annual meeting on August 16, 2013.

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

Risks Relating to Ownership of Our Common Stock

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the Nasdaq Global Market. However, the average daily trading volume in the common stock is relatively small, approximately 16,000 shares per day in 2013, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. If our Market Value of Publicly Held Shares (as defined under Nasdaq rules) falls below $5.0 million or the price per share of the common stock falls below $1.00 for a specified amount of time, under applicable Nasdaq rules, we will generally have 180 calendar days from the date of the receipt of the notification from Nasdaq that we have failed to comply with its applicable listing standards to regain compliance with those standards. If we are unable to regain compliance, we may have to transfer the listing of our common stock to the Nasdaq Capital Market or begin trading on the over-the-counter market, which may adversely affect the trading market for our shares.

Our ability to pay dividends is limited.

We have not paid dividends to our common stockholders since July 2009. Our ability to pay dividends is limited by the Supervisory Agreement with the FRB, regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. Our primary source of funds available for the payment of dividends is the dividend payments we receive from Atlantic Coast Bank. Atlantic Coast Bank, in turn, is subject to the Consent Order and regulatory requirements, which potentially limits its ability to pay dividends to us, and by Atlantic Coast Bank’s need to maintain sufficient capital for its operations and obligations. We cannot assure you that we will be able to pay dividends to common stockholders in the future, and, if we are able to pay dividends, we cannot assure you as to the amount or timing of any such dividends. If we are able to pay dividends in the future, we cannot assure you that those dividends will be maintained, at the same level or at all, in future periods.

We may need additional financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

We may need to obtain additional financing in the future for a variety of reasons, including meeting our regulatory obligations, conducting our ongoing operations, or funding expansion, as well as to respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain additional financing will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders.

We may issue additional shares of common stock, preferred stock or equity, debt or derivative securities, which could adversely affect the value or voting power of your shares of common stock.

In addition to the securities that we expect to issue upon the exercise of outstanding stock options and the vesting of restricted stock, we may also issue shares of capital stock in future offerings, acquisitions or other transactions, or may engage in recapitalizations or similar transactions in the future, the result of which could cause stockholders to suffer further dilution in book value, market value or voting rights. Our board of directors has authority to engage in some of these transactions particularly additional equity, debt or derivative securities offerings or issuances without stockholder approval. If our board of directors decides to approve transactions that result in dilution, the value and voting power of shares of our common stock could decrease.

Our articles of incorporation, bylaws, and certain laws and regulation may prevent or delay transactions you might favor, including our sale or merger or our issuance of stock or sale of assets.

Certain laws and regulations, provisions of our articles of incorporation, bylaws, and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our board of directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock and could provide you with an opportunity to liquidate your investment.

We are registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act (the BHCA). As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. These laws may discourage certain persons from acquiring control of us. Additionally, federal and state approval requirements may delay or prevent certain persons from acquiring us.

As a Maryland corporation, we are subject to Maryland General Corporation Law (MGCL). Subject to certain exceptions, MGCL provides that a “business combination” between a Maryland corporation and an “interested stockholder,” or an affiliate of an interest stockholder, is prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, and after the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by the board of directors and approved by the affirmative vote of at least: (i) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock, and (ii) two-thirds of the votes entitled to be cast by holders of voting stock other than the shares held by the interested stockholder or an affiliate or associate of the interested stockholder. The supermajority vote requirements do not apply, however, if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.

The MGCL generally defines an interested stockholder as: (i) any person who beneficially owns 10% or more of the voting power of the voting stock after the date on which the corporation had 100 or more beneficial owners of its stock; or (ii) an affiliate or associate of the corporation at any time after the date on which it had 100 or more beneficial owners of its stock who, within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the corporation’s then-outstanding voting stock. A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. The business combinations covered by the MGCL generally include mergers, consolidations, statutory share exchanges, or, in certain circumstances, certain transfers of assets, certain stock issuances and transfers, liquidation plans and reclassifications involving interested stockholders and their affiliates, or issuances or reclassifications of equity securities.

Certain provisions of our articles of incorporation and bylaws may discourage takeover attempts or make them more difficult, including:

⋅	our classified board of directors;

⋅	notice and information requirements for stockholders to nominate candidates for election to the board of directors or to propose business to be acted on at the annual meeting of stockholders;

⋅	requirement that a special meeting called by stockholders may be called only by the holders of at least a majority of all votes entitled to be cast at the meeting;

⋅	limitations on voting rights;

⋅	restrictions on removing directors from office;

⋅	authorized but unissued shares;

⋅	stockholder voting requirements for amendments to the articles of incorporation and bylaws; and

⋅	consideration of other factors by the board of directors when evaluating change in control transactions.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our common stockholders.

Our authorized capital stock includes 25,000,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine:

⋅	the designation of, and the number of, shares constituting each series of preferred stock;

⋅	the dividend rate for each series;

⋅	the terms and conditions of any voting, conversion and exchange rights for each series;

⋅	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

⋅	the provisions of any sinking fund for the redemption or purchase of shares of any series; and

⋅	the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation [1]
3.2	Bylaws of Atlantic Coast Financial Corporation [2]
31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Principal Accounting Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	XBRL Taxonomy Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
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

*	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION

Date: November 8, 2013	By:	/s/ John K. Stephens, Jr.
.
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Marshall D. Stone
.
Marshall D. Stone
Vice President and Controller
(Principal Accounting Officer)

