Form 10-K
period 2013-12-31
Atlantic Coast Financial CORP
filed 2014-03-14
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10151 Deerwood Park Blvd Building 200, Suite 100 Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)
(800) 342-2824 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒.

As of March 3, 2014, there were outstanding 15,509,061 shares of the Registrant’s common stock, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the Registrant as of June 30, 2013 was $11,164,193.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 19, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

2

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K
Table of Contents, continued

PART I.

ITEM 1. BUSINESS

General

This Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements in this filing that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements, identified by words such as "expects," "anticipates," "believes," "estimates," "targets," "intends," "plans," "goal" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could," involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve general economic trends and changes in interest rates, increased competition, changes in demand for financial services, the state of the banking industry generally, the uncertainties associated with newly developed or acquired operations, and market disruptions.

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

Atlantic Coast Financial Corporation

Atlantic Coast Financial Corporation (the Company), a thrift holding company headquartered in Jacksonville, Florida, is a Maryland corporation. Through our principal subsidiary Atlantic Coast Bank (the Bank), a federally chartered thrift supervised by the Office of the Comptroller of the Currency, we serve the northeastern Florida and southeastern Georgia markets.

On February 3, 2011, the Company completed a conversion from the mutual holding company structure and a related public offering. As a result of the conversion, Atlantic Coast Federal, MHC (the MHC) and Atlantic Coast Federal Corporation, the former holding companies of the Bank, were merged into the Company. The Bank is 100% owned by the Company and the Company is 100% owned by public stockholders. The Company sold a total of 1,710,857 shares of common stock, par value $0.01 per share, in the subscription and community offerings, including 68,434 shares to Atlantic Coast Financial Corporation’s employee stock ownership plan (ESOP). All shares were sold at a price of $10.00 per share, raising $17.1 million in gross proceeds. Conversion related expenses of $2.7 million were offset against the gross proceeds, resulting in $14.4 million of net proceeds, which included $0.7 million loaned by the Company to a trust for the ESOP. Concurrent with the completion of the offering, shares of Atlantic Coast Federal Corporation common stock owned by public stockholders were exchanged for 0.1960 of a share of the Company’s common stock.

On December 3, 2013, the Company raised $48.3 million in gross proceeds by issuing 12,880,000 shares of its common stock in a public offering, which included the issuance of an additional 1,680,000 shares as a result of the exercise of the underwriters’ over-allotment option, at a price to the public of $3.75 per share. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million of the net proceeds of the offering to the Bank.

The Company does not maintain offices separate from those of the Bank or utilize personnel other than certain of the Bank’s officers. Any officer that serves as a director of the Company is not separately compensated for his service as a director.

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

Effective August 10, 2012, the Bank's Board of Directors consented to the issuance of a Consent Order (the Order) by the Office of the Comptroller of the Currency (the OCC). Among other things, the Order calls for the Bank to achieve and maintain certain capital levels. See Note 19 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report for further description of the provisions contained in the Order. The Bank was in compliance with the Order at December 31, 2013. As of that date, Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 9.73%, 19.22%, and 20.47%, respectively.

The Bank has traditionally focused on attracting retail deposits from the general public and investing those funds primarily in warehouse lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third party originators (warehouse loans held-for-investment), and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition, we have been increasing our focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. The Company typically sells the guaranteed portion of loans originated through SBA lending, rather than hold the loans in portfolio. Loans are currently obtained principally through retail staff, business development officers and brokers. The Company originates multi-family residential loans and commercial construction and residential construction loans in its market area. The Company also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (see Recent Events) interest rates paid on deposits are limited and subject to national rates published weekly by the Federal Deposit Insurance Corporation (FDIC). Deposits are primarily solicited in the Bank’s market area of the Jacksonville metropolitan statistical area (MSA) and southeastern Georgia to fund loan demand, or other liquidity needs.

The Bank’s address is 10151 Deerwood Park Boulevard, Building 200 – Suite 100, Jacksonville, Florida, 32256 and its telephone number is (800) 342-2824. Its internet website is www.atlanticcoastbank.net. The Bank’s website is not a part of this Annual Report.

Recent Events

Changes in the Company’s Executive Management Team and Board of Directors

On September 10, 2013, the Company announced its decision to name John K. Stephens, Jr. as President and Chief Executive Officer, and a director of the Company and the Bank. On September 13, 2013, Thomas B. Wagers, Sr. informed the Company that he was resigning from his positions as Interim President, Chief Executive Officer and Chief Financial Officer of the Company and the Bank, effective October 21, 2013. On September 23, 2013, the Board of Directors appointed James D. Hogan as the Company’s interim Chief Financial Officer, and as a director of the Company and the Bank. On February 11, 2014 the Board of Directors named John C. Lent as the Company’s Chief Financial Officer, contingent upon receipt of regulatory non-objection from the OCC and the FRB. Mr. Lent will succeed Mr. Hogan who will retire as interim Chief Financial Officer of the Company and the Bank, effective upon Mr. Lent’s receipt of regulatory non-objection.

Additionally, three members of the Board of Directors decided not to stand for re-election, and the Company’s stockholders elected three new directors at the Company’s annual meeting on August 16, 2013.

Capital Raise

In November 2011, the Company’s Board of Directors began a review of the strategic alternatives. Following the June 2013 rejection by stockholders of the proposed merger of the Company with Bond Street Holdings, Inc., the Company's newly restructured Board of Directors began evaluating alternatives to raise capital. As a result of that, the Company completed an equity capital raise through a public offering on December 3, 2013. The Company raised $48.3 million in gross proceeds by issuing 12,880,000 shares of its common stock in a public offering, which included the issuance of an additional 1,680,000 shares as a result of the exercise of the underwriters’ over-allotment option, at a price to the public of $3.75 per share. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million of the net proceeds of the offering to the Bank to maintain capital ratios at required levels and to support growth in the Bank's loan and investment portfolios. The Company also intends to use the remaining net proceeds of the offering for general corporate purposes.

Bulk Sale of Non-Performing Assets

On December 27, 2013, the Company completed the sale of approximately $13.2 million of its non-performing assets to real estate investment firms. The sale included non-accrual loans with a carrying value of $10.6 million and other real estate owned (OREO) with a carrying value of $2.6 million, for a combined purchase price of $6.9 million.

Market Area

The Bank operates seven branches and one administrative office in the greater Jacksonville, Florida market and four branches in the southeastern Georgia market. The Bank branches are located in Jacksonville Beach, Orange Park, Neptune Beach, Westside, Southside and Julington Creek in the Jacksonville MSA as well as in Waycross (2), Douglas and Garden City (Savannah area), Georgia. The Bank’s primary lending area is in the Jacksonville MSA with our deposit customers residing in both the Jacksonville MSA and southeastern Georgia markets. In addition, we have SBA lending offices in St. Augustine and Orlando, Florida, which make small business loans in northeastern and central Florida, southeastern Georgia, South Carolina and North Carolina.

Florida Market Area

The city of Jacksonville ranks as the 11th largest city in the United States in terms of population with more than 825,000 residents. When including the three beach cities of Atlantic Beach, Neptune Beach and Jacksonville Beach and Clay, Baker, Nassau and St. Johns counties, the Jacksonville MSA has more than 1.3 million residents. From 2000 to 2010, the Jacksonville MSA population grew approximately 11% and is estimated to continue growing at a similar rate. The annual median household income for the city of Jacksonville is $44,800, which is slightly higher than the median household income for the state of Florida. The Jacksonville MSA’s cost of living index is 6.2% less than the Florida average and 8.3% less than the national average, and residents have a median age of approximately 36 years. The Jacksonville MSA, with deposits of $48 billion as of June 30, 2013, is the third largest market in Florida by deposits, with an above average compounded annual deposit growth rate of 7.6% from 2008 to 2013 compared to 3.2% for the state of Florida.

Jacksonville has a diversified industry base with manufacturing, aerospace, information technology and life sciences as major industries. It is generally less dependent on tourism and lower-skill retail industries, and hence more resilient, than other areas in Florida. Jacksonville has the third largest military presence in the United States as the MSA is home to four major military facilities, further stabilizing the area’s population and economy. Further, the Port of Jacksonville is the third largest port in Florida and the 17th largest port in the United States, and is being deepened to accommodate substantial planned growth. The port also benefits from Jacksonville’s location at the crossroads of three major railroads; CSX Transportation, Norfolk Southern Railway, and Florida East Coast Railway. The Jacksonville area also receives national and regional exposure as a result of being the host city for numerous professional and college sporting events such as The Players Championship, the annual Florida-Georgia NCAA football game, and the NCAA basketball tournament.

Due to the Jacksonville MSA’s improving economy, the unemployment rate has declined from 11.4% at its peak in January 2010 to 5.6% at December 31, 2013. The northeast Florida economy is trending up with single family home sales increasing from 12,586 in 2008, to 17,718 in 2012 and 21,884 in 2013. Average median home prices have followed this upward trend increasing from $125,000 in December 2011 to $135,000 in December 2012 and $170,600 in December 2013. In addition, auto sales for the region have increased during 2013 by 7.5%.

Georgia Market Area

Atlantic Coast Bank was established in Waycross, the county seat of Ware County, Georgia. Waycross has a population of 14,725 with a median household income of $23,399. The unemployment rate has improved from 11.9% in January 2013 to 9.4% in December 2013. One of the largest employers in Waycross is the Satilla Regional Medical Center, with over 1,000 employees and 100 physicians. Satilla Regional Medical Center became part of the Mayo Clinic Health System in 2012. The Okefenokee National Wildlife Refuge is located in Waycross, and is the largest, intact, un-fragmented, freshwater and black water wilderness attraction in North America. Waycross began as a crossroads for southeastern travel and became a hub for rail traffic in the mid-1800s. Today, it’s home to the largest CSX Transportation rail yard on the East Coast. Atlantic Coast Bank began as a credit union in Waycross for the Atlantic Coast Line Railroad and then the Seaboard System Railroad, which became part of CSX Transportation in 1986.

Garden City, Georgia has a population of 8,800 with an annual median household income of $37,600 and is part of the Savannah MSA. The unemployment rate was 6.7% at December 31, 2013. The city is home to the Port of Savannah, as well as most of the heavy industry in Chatham County, Georgia. The Port of Savannah boasts the largest concentration of import distribution centers on the East Coast and has the largest single container terminal in North America. The terminal is the fourth busiest container port in the United States, with two railroads on terminal; CSX Transportation and Norfolk Southern Railway.

Douglas, Georgia has a population of 11,600 with an annual median household income of $28,000 and is a city in Coffee County. The unemployment rate was 10.4% at December 31, 2013. Wal-Mart is the biggest employer in the area, with a retail store in Douglas and a distribution center which employs over 1,600 people. Agriculture plays a major role in the area with products that include peanuts, corn, tobacco, and cotton. Poultry is also a major part of the economy with a processing plant, operated by Pilgrim’s, in the area.

Competition

The Bank is competitive in attracting deposits but faces strong competition as it relates to originating real estate and other loans. Historically, most of our direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. There are more than 157 FDIC Insured Banks with 667 offices and branches operating in Atlantic Coast Bank’s markets. The majority of these competitors are in the Jacksonville MSA market (Duval, Clay, and St. Johns Counties), with 168 offices and branches in the Georgia markets. Duval County had the largest number of institutions and branches within the Bank’s markets. In recent years, competition also has come from institutions that largely deliver their services over the internet. Electronic banking such as this has the competitive advantage of lower infrastructure costs. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. The Bank competes for these deposits by offering convenient locations, superior service, competitive rates and attractive deposit products. An arrangement that gives all of our customers’ access to over 900 ATMs at no charge, and our “High Tide” deposit account, which gives customers the ability to obtain refunds for ATM surcharges, continue to provide the Bank with a positive competitive advantage. As of June 30, 2013 (the most recent date for which market share peer data is available), Atlantic Coast Bank was ranked number 11 in Duval county market share, holding $236 million, or less than 1% of total deposits in the county. In Ware County, Georgia, Atlantic Coast Bank is ranked number one with 25% of deposit market share. The Bank holds approximately 3% of total deposit market share in Clay County, Florida and Coffee County, Georgia and holds less than 1% of total deposit market share in St. John’s County, Florida and Chatham County, Georgia.

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

Atlantic Coast Bank’s website enables customers to open accounts online, which should help the Bank’s competitiveness in the electronic banking arena.

Lending Activities

General

Historically, the Bank has originated portfolio one- to four-family residential first and second mortgage loans, home-equity loans and commercial real estate loans, and to a lesser extent commercial and residential construction loans, multi-family real estate loans, commercial business loans, automobile and other consumer loans. We have not originated any land loans since 2008. We have not and currently do not originate or purchase sub-prime loans, low or no documentation loans (Alt-A), or offer teaser rate (low, temporary introductory rate) loans. Our current strategy has been to expand our warehouse lending, small business lending, primarily through the SBA, and to emphasize originating commercial business and owner occupied commercial real estate loans to small businesses.

The Bank originates commercial loans through the SBA’s 7(a) and 504 Programs. 7(a) loans are guaranteed by the SBA up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Bank typically, but not always, sells the guaranteed portion of the 7(a) loan into the secondary market at a premium. The Bank earns a 1% servicing fee on the 75% of the loan amount sold. These loans are non-recourse, other than for an allegation of fraud or misrepresentation on the part of the lender. The Bank generally retains the unguaranteed portion of SBA 7(a) loans. At December 31, 2013, SBA 7(a) loans totaled $10.8 million, or 2.9%, of gross portfolio loans.

In the 504 program, the Bank and the SBA are in different lien positions. The typical structure of a 504 loan is that the Bank is in a first lien position at a 50% loan-to-value (LTV), and the SBA is in a second lien position at a 40% LTV. The remaining 10% is an equity investment from the borrower. At December 31, 2013, SBA 504 loans totaled $13.4 million, or 3.5%, of gross portfolio loans.

The Bank also originates warehouse loans held-for-investment with mortgage banking companies which permit the mortgage banker to originate one- to four-family residential mortgage loans for sale in the secondary market. The third-party originator sells the loans and servicing rights to investors in order to repay the warehouse balance outstanding. The Bank earns interest until the loan is sold and typically earns fee income as well. Loans originated within the warehouse lending program generally have commitments to purchase from investors, are sold with no recourse, and are sold with servicing released to the investor. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days during 2013.

At December 31, 2013, the net loan portfolio totaled $372.0 million, which constituted 50.7% of total assets. Loans carry either a fixed or adjustable rate of interest. Mortgage loans have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month. Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly. Warehouse loans are underwritten and funded on an individual loan basis. A percentage of loans are randomly selected for advanced quality control or a third-party fraud-risk analysis report in addition to the standard underwriting process. SBA loans are underwritten in accordance with SBA guidelines and the Bank’s commercial credit policy. Commercial real estate, commercial business, multi-family and nonresidential construction loans have generally larger loan balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans.

At December 31, 2013, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $11.9 million. At December 31, 2013, there were no portfolio loans or group of portfolio loans to related borrowers with outstanding balances in excess of this amount.

The following table presents the composition of Atlantic Coast Bank’s net portfolio loans, and other loans (held-for-sale and warehouse), in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$167,455	44.9%	$193,057	45.3%	$238,464	46.3%
Commercial	48,356	12.9%	58,193	13.7%	72,683	14.1%
Other (land and multi-family)	15,790	4.2%	19,908	4.7%	29,134	5.7%
Total real estate loans	231,601	62.0%	271,158	63.7%	340,281	66.1%

Real estate construction loans:
One- to four-family	–	0.0%	–	0.0%	2,044	0.4%
Commercial	2,582	0.7%	5,049	1.2%	4,083	0.8%
Acquisition and development	–	0.0%	–	0.0%	–	0.0%
Total real estate construction loans	2,582	0.7%	5,049	1.2%	6,127	1.2%

Other portfolio loans:
Home equity	52,767	14.1%	63,867	15.0%	74,199	14.4%
Consumer	53,290	14.3%	61,558	14.4%	70,838	13.8%
Commercial	33,029	8.9%	24,308	5.7%	23,182	4.5%
Total other portfolio loans	139,086	37.3%	149,733	35.1%	168,219	32.7%

Total portfolio loans	$373,269	100.0%	$425,940	100.0%	$514,627	100.0%

Less:
Allowance for portfolio loan losses	$(6,946)		$(10,889)		$(15,526)
Net deferred portfolio loan costs	5,633		6,150		6,606
Total portfolio loans, net	$371,956		$421,201		$505,707

Total other loans (held-for-sale and warehouse)	$22,179		$72,568		$61,619

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$256,729	46.2%	$306,968	49.3%
Commercial	72,048	13.0%	77,403	12.4%
Other (land and multi-family)	29,868	5.4%	37,591	6.0%
Total real estate loans	358,645	64.6%	421,962	67.7%

Real estate construction loans:
One- to four-family	7,589	1.4%	4,189	0.7%
Commercial	5,825	1.0%	8,022	1.3%
Acquisition and development	1,652	0.3%	3,148	0.5%
Total real estate construction loans	15,066	2.7%	15,359	2.5%

Other portfolio loans:
Home equity	85,082	15.3%	93,929	15.1%
Consumer	75,745	13.6%	73,870	11.9%
Commercial	21,268	3.8%	17,848	2.8%
Total other portfolio loans	182,095	32.7%	185,647	29.8%

Total portfolio loans	$555,806	100.0%	$622,968	100.0%

Less:
Allowance for portfolio loan losses	$(13,344)		$(13,810)
Net deferred portfolio loan costs	7,290		5,213
Total portfolio loans, net	$549,752		$614,371

Total other loans (held-for-sale and warehouse)	$49,318		$8,990

Portfolio Loans Maturities and Yields

The following table summarizes the scheduled repayments of our portfolio loans at December 31, 2013:

	One- to Four-family		Commercial Real Estate		Other Real Estate (1)
		Weighted		Weighted		Weighted
	Amount	Average Rate (%)	Amount	Average Rate (%)	Amount	Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$18	6.63%	$3,043	5.84%	$415	7.50%
Greater than 1 to 3 years	941	7.87	4,449	6.29	8,080	8.50
Greater than 3 to 5 years	1,627	5.43	9,829	6.41	1,040	8.99
Greater than 5 to 10 years	4,398	6.22	16,465	5.67	1,393	4.00
Greater than 10 to 20 years	19,623	5.70	11,483	5.61	2,695	8.75
More than 20 years	140,848	5.31	3,087	5.72	2,167	3.00
Total portfolio loans	$167,455		$48,356		$15,790

	One– to Four–family Construction (2)		Commercial Construction (2)		Acquisition and Development
		Weighted		Weighted		Weighted
	Amount	Average Rate (%)	Amount	Average Rate (%)	Amount	Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$–	–%	$–	–%	$–	–%
Greater than 1 to 3 years	–	–	–	–	–	–
Greater than 3 to 5 years	–	–	–	–	–	–
Greater than 5 to 10 years	–	–	1,150	5.92	–	–
Greater than 10 to 20 years	–	–	748	4.33	–	–
More than 20 years	–	–	684	5.75	–	–
Total portfolio loans	$–		$2,582		$–

	Home Equity		Consumer		Commercial
		Weighted		Weighted		Weighted
	Amount	Average Rate (%)	Amount	Average Rate (%)	Amount	Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$338	5.65%	$953	6.54%	$9,615	5.27%
Greater than 1 to 3 years	675	7.40	3,640	10.60	1,016	6.65
Greater than 3 to 5 years	1,883	6.73	5,925	8.58	2,933	6.48
Greater than 5 to 10 years	7,448	6.90	5,763	8.81	10,160	5.99
Greater than 10 to 20 years	12,416	6.31	25,723	8.29	1,092	5.35
More than 20 years	30,007	5.09	11,286	12.28	8,213	6.20
Total portfolio loans	$52,767		$53,290		$33,029

	Total
		Weighted
	Amount	Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$14,382	5.55%
Greater than 1 to 3 years	18,801	8.21
Greater than 3 to 5 years	23,237	7.05
Greater than 5 to 10 years	46,777	6.33
Greater than 10 to 20 years	73,780	6.79
More than 20 years	196,292	5.69
Total portfolio loans	$373,269
____________
(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year
(3)	Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate portfolio loans at December 31, 2013 that are contractually due after December 31, 2014:

	Due After December 31, 2014
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$91,684	$75,753	$167,437
Commercial	28,295	17,018	45,313
Other (land and multi-family)	11,202	4,173	15,375
Total real estate loans	131,181	96,944	228,125

Real estate construction loans:
One- to four-family	–	–	–
Commercial	530	2,052	2,582
Acquisition and development	–	–	–
Total real estate construction loans	530	2,052	2,582

Other portfolio loans:
Home equity	16,112	36,317	52,429
Consumer	51,119	1,218	52,337
Commercial	9,550	13,864	23,414
Total other portfolio loans	76,781	51,399	128,180

Total portfolio loans	$208,492	$150,395	$358,887

One- to Four-Family Real Estate Portfolio Lending

At December 31, 2013, one- to four-family residential mortgage loans totaled $167.4 million, or 44.9%, of gross portfolio loans. Generally, one- to four-family residential loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank underwrites all loans on a fully indexed, fully amortizing basis. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. Historically, such collateral requirements protected the Bank from loss in the event of foreclosure. However, given the low market value of residential real estate over the last three years there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased.

The Bank added $16.1 million and $1.5 million of one- to four-family residential home loans to its portfolio during 2013 and 2012, respectively.

Properties securing one- to four-family residential mortgage loans are generally appraised by independent fee appraisers. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Historically, the Bank originated one- to four-family mortgage loans on both a fixed-rate and adjustable-rate basis, however, more recently the majority of originated loans were fixed rate due to the low interest rate environment. Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate loans are tied to a variety of indices including rates based on U.S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the note. As of December 31, 2013, the total amount of one- to four-family residential mortgage loans allowing for interest only payments totaled $26.8 million, or 7.2% of the total portfolio loans, and 16.0% of the total one- to four-family mortgage loan portfolio. We do not currently originate or purchase interest-only one- to four-family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with a five to 35 year maturity, with amortizations up to 35 years. Substantially all of the one- to four-family mortgage loans originated are secured by properties located in southeastern Georgia and the metropolitan Jacksonville area. During 2008 and continuing into 2013, the Bank implemented stricter underwriting guidelines that limited the origination of one- to four-family residential mortgage loans secured by investment property due to the continued weak real estate values and credit quality in our market area.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

Prior to 2008, we originated investor loans for one- to four-family properties on a limited basis, but since that time the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor do we currently, originate sub-prime loans, option-arms, Alt-A loans, or similar loans.

Commercial Real Estate Lending

The Bank offers commercial real estate loans for both permanent financing and construction. Our current strategy has been to focus primarily on permanent financing to owner occupied businesses. These loans are typically secured by small retail establishments, office buildings, or income producing properties located in the Bank’s primary market area. At December 31, 2013, permanent commercial real estate loans totaled $48.4 million, or 12.9%, of gross portfolio loans.

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

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the owner’s business or successful management of the property, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Other Real Estate Loans

As of December 31, 2013, other real estate secured loans totaled $15.8 million, or 4.2%, of gross portfolio loans and consisted mainly of land loans, but also included loans secured by multi-family property. In an effort to prevent potential exposure to additional credit risk due to the weak real estate values and credit quality in our market area, the Bank no longer originates new land loans. Loans to commercial and individual borrowers secured by land totaled $12.6 million, or 3.4% of gross portfolio loans as of December 31, 2013. Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrote land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property.

The Bank also offers loans secured by multi-family residential real estate. These loans are secured by real estate located in the Bank’s primary market area. At December 31, 2013, multi-family residential loans totaled $3.2 million, or 0.8% of gross portfolio loans. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 30 years. Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the Board of Directors.

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

Real Estate Construction Lending

As of December 31, 2013, real estate construction loans totaled $2.6 million, or 0.7% of gross portfolio loans. The real estate construction portfolio consists of both residential and commercial construction loans. Residential construction loans are generally made for the construction of pre-sold builder homes to individual borrowers. As of December 31, 2013, the Bank had no residential construction loans. Residential construction only loans are underwritten according to the terms available for permanent financing on the secondary market. Generally, construction loans are limited to a loan to value ratio not to exceed 80% based on the lesser of construction costs or the appraised value of the property upon completion. The Bank also offers construction-to-permanent loans.

Construction only loans to builders generally have a term of 12 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin ranging from 0.5% to 1.5% and a floor of 6.0%, with a loan-to-value ratio of no more than 80% of the cost of the construction or appraised value of the property, whichever is less. As of December 31, 2013, we had loans to three builders for the construction of pre-sold or speculative one- to four-family residential property and lot inventory that totaled $0.5 million. The Bank has not originated construction only loans since 2007.

Home-Equity Lending

The Bank generally originates fixed-term fully amortizing home equity loans. At December 31, 2013, the portfolio totaled $52.8 million, or 14.1%, of gross portfolio loans. Historically the Bank originated open-ended, interest only home equity lines of credit. Due to the decline of both real estate values in our market area and the increased risk inherent with second lien real estate financing, the Bank ceased originating home equity lines of credit in January 2009. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, home equity loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor. As of December 31, 2013, interest only lines of credit totaled $32.1 million, or 60.8% of the total home equity loan portfolio, and 14.6% of total loans collateralized by one- to four-family residential property. All home equity lines have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans

The Bank currently offers a variety of consumer loans, primarily manufactured home loans and automobile loans. At December 31, 2013, consumer loans totaled $53.3 million, or 14.3% of gross portfolio loans.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans originated primarily through an on-site financing broker after being underwritten by Atlantic Coast Bank. Loans secured by manufactured homes totaled $35.8 million, or 9.6% of gross portfolio loans as of December 31, 2013. Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. The Bank has not originated manufactured home loans since early in 2011, and does not intend to originate such loans in the future.

The second most significant component of our consumer loan portfolio consists of automobile loans. The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank. Loans secured by automobiles totaled $7.8 million, or 2.1% of gross portfolio loans as of December 31, 2013. Automobile loans have a fixed rate of interest and may carry terms up to six years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.

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

Commercial Business Lending

The Bank also offers commercial business loans which may be secured by assets other than real estate. At December 31, 2013, commercial business loans totaled $33.0 million, or 8.9% of gross portfolio loans. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate of interest and terms of up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment. Once a loan is in the portfolio, the credit department monitors based on size, risk rating and payment status. Relationships with aggregate exposure of $500,000 or greater and lines of credit (regardless of amount) are required to submit financial statements annually. The Bank reviews the performance of these companies and affirms or changes their risk rating accordingly. Loans with risk ratings of monitor or special mention are reviewed and documented quarterly and loans rated substandard are reviewed monthly. Loans that become past due 30 days or more are monitored daily and risk ratings adjusted accordingly. Commercial business loans generally have higher interest rates than residential mortgage loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. In addition, the Bank originates commercial loans through the 7(a) Program and the 504 Program of the SBA.

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

The Bank shut down its internal mortgage origination division in 2012, and moved to a referral model to originate mortgages. However, with the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans for investment, and intends to continue originating such loans internally.

Prior to 2008 the Bank occasionally purchased pools of residential loans originated by other banks when organic growth was not sufficient. These loan purchases were made following the Bank’s underwriting standards, such as loan-to-value ratios and borrower credit scores. During 2013, the Bank reentered the business of purchasing pools of residential loans originated by other banks, and intends to continue purchasing such loans to supplement organic growth. The Bank purchased $16.3 million of these pooled loans during the year ended December 31, 2013. Similarly, prior to 2008 the Bank also participated in commercial real estate loans originated by other banks. These participation loans were subject to the Bank’s usual underwriting standards as described above applicable to this type of loan. The Bank has not participated in a commercial real estate loan originated by another bank since May 2007.

From time-to-time the Bank may sell residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk. The Bank has also utilized the services of a national loan sale advisor to sell non-performing residential mortgage loans. The Bank sold $10.6 million of these non-performing loans during the year ended December 31, 2013.

Loans Held-for-Sale

Beginning in 2008 and continuing into 2012, the Bank began to regularly sell originated, conforming one- to four-family residential loans, both fixed rate and adjustable rate, including the related servicing, to other financial institutions in the secondary market for favorable fees. The Bank has not originated residential loans to be held-for-sale since 2012, but intends to originate such loans again beginning early in 2014.

Beginning in 2010, the Bank began to sell the guaranteed portion of the internally originated SBA loans to investors, while maintaining the servicing rights. The Bank intends to continue originating such loans for the foreseeable future.

Warehouse Loans Held-for-Investment

Beginning in 2010, the Bank began to originate warehouse loans held-for-investment and permit third-party originators to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. The Bank intends to continue originating such loans for the foreseeable future.

Loan Approval Procedures and Authority

Individual loan authority ranges from $100,000 to $750,000 with lending authority based on the individual lender’s lending and loan underwriting experience. Loans which exceed an individual lender’s authority may be approved using combined authority with another officer on loan amounts up to and including $1.0 million. Loans exceeding $1.0 million and up to and including $5.0 million must be approved by our management loan committee. Loans exceeding $5.0 million must be approved by the Board of Directors.

Non-Performing and Problem Assets

General

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

Delinquent Loans

Total portfolio loans past due 60 days or more totaled $4.8 million, or 1.3% of total portfolio loans at December 31, 2013. Real estate loans 60 days or more past due totaled $3.8 million, or 1.0% of total loans at December 31, 2013. There were no construction loans 60 days or more past due at December 31, 2013. Other portfolio loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $0.9 million, or 0.3% of total loans at December 31, 2013.

Non-Performing Assets

Non-performing assets consist of non-performing portfolio loans, accruing portfolio loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for non-performing status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as non-performing. For portfolio loans classified as non-performing, interest income is not recognized until actually collected. At the time the loan is placed on non-performing status, interest previously accrued but not collected is reversed and charged against current income.

The following table sets forth the amounts and categories of the Bank’s non-performing assets:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-performing portfolio loans
Real estate loans:
One- to four-family	$2,677	$10,555	$16,108	$10,184	$12,343
Commercial	—	8,643	14,238	7,228	3,895
Other (land and multi-family)	75	595	5,153	3,748	9,638

Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	739	2,362	1,682	4,988
Acquisition and development	—	—	—	—	404

Other portfolio loans:
Home equity	400	2,212	4,091	2,403	2,973
Consumer	229	969	983	679	909
Commercial	—	1,171	3,680	2,201	—

Total non-performing portfolio loans	3,381	24,884	46,615	28,125	35,150

Real estate owned
Real estate loans:
One- to four-family	191	1,592	886	1,532	1,000
Commercial	3,251	1,868	1,346	3,921	2,403
Other (land and multi-family)	1,783	4,441	2,917	4,192	1,562

Real estate construction loans:
One- to four-family	—	—	—	—	63
Commercial	—	164	395	—	—
Acquisition and development	—	—	295	295	—

Other portfolio loans:
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—

Total real estate owned	5,225	8,065	5,839	9,940	5,028

Total non-performing assets	8,606	32,949	52,454	38,065	40,178

Troubled debt restructurings classified as impaired portfolio loans	$21,909	$22,407	$19,337	$26,295	$20,148

Ratios
Non-performing portfolio loans to total portfolio loans	0.9%	5.8%	8.9%	5.0%	5.6%
Non-performing portfolio loans to total assets	0.5%	3.2%	5.9%	3.4%	3.9%
Non-performing assets to total assets	1.2%	4.3%	6.7%	4.6%	4.4%

At December 31, 2013, the Bank had $3.4 million in non-performing portfolio loans, or 0.9% of total portfolio loans. Our largest concentration of non-performing portfolio loans at December 31, 2013 was $2.7 million in non-performing one- to four-family residential real estate loans. At December 31, 2013, one of the non-performing one- to four-family residential real estate loans was a jumbo loan (loan amount exceeds $417,000) totaling $0.4 million.

Real estate acquired as a result of foreclosure is classified as OREO. At the time of foreclosure or repossession, the property is recorded at estimated fair value less selling costs, with any write-down charged against the allowance for portfolio loan losses. As of December 31, 2013, the Bank had real estate owned of $5.2 million, a decrease of $2.9 million from December 31, 2012.

Portfolio loans for which the terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. TDRs which do not perform in accordance with modified terms are reported as non-performing portfolio loans. As of December 31, 2013 and 2012 such portfolio loans totaled $0.1 million and $3.1 million, respectively.

Classified Assets

Banking regulations provide for the classification of portfolio loans and other assets, such as other real estate owned, debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for portfolio loan losses in an amount deemed prudent by management and reviewed by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of its valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s regulatory reports with the OCC and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets (consisting primarily of portfolio loans and real estate owned) represented 30.5% of the Bank‘s equity capital and 2.7% of the Bank’s total assets at December 31, 2013.

There were no portfolio loans considered doubtful or loss at December 31, 2013 and 2012. Assets considered substandard were $20.0 million, down from $45.5 million at year end 2012. The Bank also designates certain portfolio loans as special mention when it is determined a loan relationship should be monitored more closely. Portfolio loans are considered as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A portfolio loan considered as special mention in many instances may be performing in accordance with the loan terms. Special mention portfolio loans were $3.1 million and $2.8 million at December 31, 2013 and 2012, respectively. As of December 31, 2013 $3.4 million of classified portfolio loans were on non-performing status, as compared to $24.9 million at year end 2012.

Allowance for Portfolio Loan Losses

An allowance for portfolio loan losses (the allowance) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for portfolio loan losses (provision expense) charged to earnings. Generally, portfolio loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor those conditions continuously and reviews are conducted quarterly with the Bank’s senior management and the Board of Directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of portfolio loan and specific allowances for identified problem portfolio loans. The allowance also incorporates the results of measuring impaired portfolio loans.

At December 31, 2013, the allowance was $6.9 million or 1.8% of total portfolio loans and 205.4% of total non-performing portfolio loans.

The following table sets forth activity in the Company’s allowance for the years indicated:

	At December 31,
	2013	2012	2011	2010	2009

	(Dollars in Thousands)
Balance at beginning of year	$10,889	$15,526	$13,344	$13,810	$10,598

Charge-offs:
Real estate loans:
One- to four-family	(4,485)	(6,347)	(6,005)	(10,235)	(8,350)
Commercial	(2,452)	(2,756)	(2,274)	(1,314)	(3,822)
Other (land and multi-family)	(790)	(1,906)	(729)	(2,735)	(3,605)
Real estate construction loans:
One- to four-family	—	—	—	—	(50)
Commercial	—	(1,145)	—	(3,342)	—
Acquisition and development	—	—	—	—	—
Other portfolio loans:
Home equity	(2,017)	(3,215)	(3,404)	(2,000)	(4,715)
Consumer	(2,131)	(1,567)	(1,471)	(1,773)	(1,408)
Commercial	(880)	(1,769)	(242)	(697)	(590)
Total charge-offs	(12,755)	(18,705)	(14,125)	(22,897)	(22,540)

Recoveries:
Real estate loans:
One- to four-family	961	1,036	483	687	252
Commercial	—	3	21	3	—
Other (land and multi-family)	63	8	36	124	18
Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Acquisition and development	—	—	—	—	—
Other portfolio loans:
Home equity	395	223	119	102	240
Consumer	289	305	262	276	351
Commercial	78	2	3	9	18
Total recoveries	1,786	1,577	924	1,201	879

Net charge-offs	(10,969)	(17,128)	(13,201)	(21,696)	(21,661)

Provision for portfolio loan losses	7,026	12,491	15,383	21,230	24,873

Balance at end of year	$6,946	$10,889	$15,526	$13,344	$13,810

Net charge-offs to average portfolio loans during this year (1)	2.8%	3.2%	2.3%	3.5%	3.1%
Net charge-offs to average non-performing portfolio loans during this year	77.0%	47.9%	35.3%	68.6%	60.6%
Allowance for portfolio loan losses to non- performing portfolio loans	205.4%	43.8%	33.3%	47.4%	39.3%
Allowance for portfolio loan losses as % of total portfolio loans (end of year) (1)	1.8%	2.5%	3.0%	2.4%	2.2%
____________
(1) Total portfolio loans are net of deferred fees and costs and purchase premiums or discounts.

The following table summarizes the allocation of the allowance by portfolio loan category at the dates indicated. The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,
	2013		2012		2011
		Percent of		Percent of		Percent of
	Amount of	Loans in Each	Amount of	Loans in Each	Amount of	Loans in Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to
	for Portfolio	Total Portfolio	for Portfolio	Total Portfolio	for Portfolio	Total Portfolio
	Loan Loss	Loans	Loan Loss	Loans	Loan Loss	Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$3,188	44.9%	$4,166	45.3%	$6,030	46.3%
Commercial	827	12.9%	958	13.7%	3,143	14.1%
Other (land and multi-family)	282	4.2%	986	4.7%	1,538	5.7%

Real estate construction loans:
One- to four-family	—	0.0%	—	0.0%	120	0.4%
Commercial	125	0.7%	50	1.2%	—	0.8%
Acquisition and development	—	0.0%	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	1,046	14.1%	2,636	15.0%	3,125	14.4%
Consumer	1,223	14.3%	1,448	14.4%	885	13.8%
Commercial	214	8.9%	645	5.7%	685	4.5%

Unallocated	41	0.0%	—	0.0%	—	0.0%

Total	$6,946	100.0%	$10,889	100.0%	$15,526	100.0%

	At December 31,
	2010		2009
		Percent of		Percent of
	Amount of	Loans in Each	Amount of	Loans in Each
	Allowance	Category to	Allowance	Category to
	for Portfolio	Total Portfolio	for Portfolio	Total Portfolio
	Loan Loss	Loans	Loan Loss	Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$5,860	46.2%	$3,446	49.3%
Commercial	2,443	13.0%	575	12.4%
Other (land and multi-family)	1,019	5.4%	1,305	6.0%

Real estate construction loans:
One- to four-family	18	1.4%	47	0.7%
Commercial	37	1.0%	3,332	1.3%
Acquisition and development	—	0.3%	110	0.5%

Other portfolio loans:
Home equity	1,663	15.3%	2,240	15.1%
Consumer	1,922	13.6%	2,447	11.9%
Commercial	382	3.8%	318	2.8%

Unallocated	—	0.0%	—	0.0%

Total	$13,344	100.0%	$13,810	100.0%

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

The Board of Directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the board. Investment activities are directed by the Chief Financial Officer in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds through deposit withdrawals and loan originations and purchases.

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

Accounting principles generally accepted in the United States of America (U.S. GAAP) requires investments be categorized as “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. As of December 31, 2013, $159.7 million of investment securities were classified as available-for-sale, while $19.3 million of investment securities were classified as held-to-maturity. As of December 31, 2012, $159.7 million of investment securities were classified as available-for-sale, while no investment securities were classified as held-to-maturity.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the year ended December 31, 2013.

As of December 31, 2013 the Company’s security portfolio consisted of 40 securities available-for-sale, 31 of which were in an unrealized loss position, and 2 securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of December 31, 2013, $178.0 million, or approximately 99.5% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2013.

During the year ended December 31, 2013 the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations. As of December 31, 2013 the Bank held no non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

The following table sets forth the composition of the investment securities portfolio, excluding Federal Home Loan Bank stock at the dates indicated:

	At December 31,
	2013		2012		2011
		% of Total		% of Total		% of Total
	Carrying	Investment	Carrying	Investment	Carrying	Investment
	Amount	Securities	Amount	Securities	Amount	Securities
	(Dollars in Thousands)
Securities available-for-sale:
U.S. Government – sponsored enterprises	$4,318	2.4%	$—	0.6%	$—	0.0%
State and municipal	972	0.5%	979	0.6%	930	0.7%
Mortgage-backed securities – residential	130,914	73.1%	119,647	74.9%	76,089	60.0%
U.S. Government collateralized mortgage obligation	23,528	13.2%	39,119	24.5%	49,802	39.3%
Total securities available-for-sale	$159,732	89.2%	$159,745	100.0%	$126,821	100.0%

Securities held-to-maturity:
Mortgage-backed securities – residential	19,266	10.8%	—	0.0%	—	0.0%
Total securities held-to-maturity	19,266	10.8%	—	0.0%	—	0.0%

Total investment securities	$178,998	100.0%	$159,745	100.0%	$126,821	100.0%

Portfolio Maturities and Yields

The composition and scheduled maturities of the investment securities portfolio at December 31, 2013, are summarized in the following table:

	More than Five Years
	through Ten Years		More than Ten Years		Total Investment Securities
		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Value	Yield

Securities available-for-sale:
U.S. Government – sponsored enterprises	$—	—%	$5,000	3.00%	$5,000	$4,318	3.00%
State and municipal	942	4.18	—	—	942	972	4.18
Mortgage-backed securities – residential	30,975	2.58	106,043	2.69	137,018	130,914	2.67
U.S. Government collateralized mortgage obligations	782	3.50	23,549	2.16	24,331	23,528	2.20
Total securities available- for-sale	$32,699	2.64%	$134,592	2.61%	$167,291	$159,732	2.62%

Securities held-to-maturity:
Mortgage-backed securities – residential	$—	—%	$19,266	3.00%	$19,266	$19,258	3.00%
Total securities held-to- maturity	$—	—%	$19,266	3.00%	$19,266	$19,258	3.00%

Total investment securities (1)	$32,699	2.64%	$153,858	2.66%	$186,557	$178,990	2.66%
____________
(1) At December 31, 2013, the Company did not have any scheduled maturities one year or less, or more than one year through five years.

Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal investment securities yields have not been adjusted to a tax equivalent basis.

Sources of Funds

General

The Bank’s sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of investment securities, borrowings, and funds provided from operations.

Capital Raise Transaction

On December 3, 2013, the Company raised $48.3 million in gross proceeds in a public offering. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million of the net proceeds of the offering to the Bank to maintain capital ratios at required levels and to support growth in the Bank's loan and investment portfolios. The Company also intends to use the remaining net proceeds of the offering for general corporate purposes.

Deposits

The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms. Deposits consist of time deposit accounts, savings, money market and demand deposit accounts. The Bank's origin as a credit union enables it to enjoy the benefit of long-term deposit customers. As a community bank the Bank has historically paid higher rates on deposit accounts than large regional or national banks. The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank has purchased time deposit accounts from brokers at costs and terms which are comparable or better to time deposits originated in the branch offices. The Bank had no brokered deposits at December 31, 2013. Under the Order, the Bank may not increase brokered deposits without prior written approval.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Pricing of deposits are managed to be consistent with overall asset/liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank of Atlanta (FHLB). Interest rates are reviewed regularly by senior management as a part of its asset-liability management actions. Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds. Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, for the years ended December 31, 2013, 2012 and 2011:

	2013			2012			2011
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Noninterest bearing demand	$42,264	8.59%	—%	$40,466	8.06%	—%	$38,155	7.50%	—%
Savings	70,096	14.24%	0.33%	76,310	15.19%	0.45%	69,420	13.65%	0.62%
Interest-bearing demand	71,757	14.58%	0.30%	75,440	15.02%	0.47%	74,716	14.69%	1.10%
Money market demand	104,228	21.17%	0.47%	118,005	23.49%	0.49%	119,062	23.42%	0.75%
Total transaction accounts	288,345	58.58%	0.33%	310,221	61.76%	0.41%	301,353	59.26%	0.71%

Certificates of deposit	203,920	41.42%	1.16%	192,109	38.24%	1.48%	207,167	40.74%	1.95%

Total deposits	$492,265	100.00%	0.67%	$502,330	100.00%	0.82%	$508,520	100.00%	1.21%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 were approximately $96.3 million. The following table sets forth the maturity of those certificates as of December 31, 2013:

Amounts Maturing
(Dollars in Thousands)
Three months or less	$27,124
Over three months through six months	15,353
Over six months through one year	36,073
Over one year to three years	13,733
Over three years	4,056
Total	$96,339

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (reverse repurchase agreements) with a carrying value of $92.8 million are secured by mortgage-backed securities as part of a structured transaction with a carrying amount of $115.8 million at December 31, 2013. The reverse repurchase agreements have maturities occurring from January 2014 to July 2018.

Under the reverse repurchase agreements, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of a revised agreement the Company entered into in 2012 with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at December 31, 2013. However, the Company was required to increase pledged collateral by $4.0 million during 2013 due to capital ratios falling below the PCA defined levels of well-capitalized at December 31, 2012. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At December 31, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by approximately $7.1 million, which approximates the termination penalty.

Information concerning reverse repurchase agreements for the years indicated is summarized as follows:

	As of and For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Thousands)
Balance at end of period	$92,800	$92,800	$92,800
Average balance outstanding	$92,800	$92,800	$92,800
Maximum month-end balance	$92,800	$92,800	$92,800

Weighted average coupon interest rate during the period	5.10%	5.10%	5.10%
Weighted average coupon interest rate at end of period	5.10%	5.10%	5.10%
Weighted average maturity (months)	30	42	54

Federal Home Loan Bank Advances

Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to fund loan demand or when they meet asset/liability management goals. Borrowings have historically consisted primarily of advances from the FHLB; however the Bank also has the ability to borrow from the Federal Reserve Bank of Atlanta (the FRB) under the Secondary Credit program.

Advances from the FHLB may be obtained upon the security of mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2013, the Company had $110.0 million in FHLB advances outstanding. The Bank’s borrowing capacity with the FHLB has decreased from $5.2 million at December 31, 2012 to $5.0 million at December 31, 2013.

During 2012, the FHLB notified the Bank that the Bank was required to collateralize the excess of the fair value of the FHLB advances over the book value. As of December 31, 2013, fair value exceeded the book value of the individual advances by $10.5 million, which was collateralized entirely by investment securities. Additionally, during 2012 the Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past.

The following table sets forth information as to FHLB advances for the years indicated:

	As of and For the Years Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Average balance outstanding	$110,000	$135,000	$146,841
Maximum month-end balance	$110,000	$135,000	$170,500
Balance at end of year	$110,000	$135,000	$135,000

Weighted average coupon interest rate during the year	4.11%	3.88%	3.80%
Weighted average coupon interest rate at end of year	4.11%	3.88%	3.88%
Weighted average maturity (months)	39	43	55

During the first quarter 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million.

Subsidiary and Other Activities

At December 31, 2013, the Company did not have any active subsidiaries other than Atlantic Coast Bank. The Company has one inactive subsidiary, Atlantic Coast Development LLC, and the Bank has one inactive subsidiary, First Community Financial Services.

Employees

At December 31, 2013, the Bank had a total of 135 employees, including 7 part-time employees. The Company’s employees are not represented by any collective bargaining group.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act  (the Dodd-Frank Act), the Office of Thrift Supervision’s (the OTS) functions relating to federal savings associations, including rulemaking authority, were transferred to the OCC. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve, which also supervises bank holding companies.

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

Regulatory Agreements with the OCC and Federal Reserve Board

Consent Order and Supervisory Agreement. Effective December 10, 2010, the Company, Atlantic Coast Bank and the OTS entered into a supervisory agreement (the OTS Supervisory Agreement). The OTS Supervisory Agreement was assumed by the Federal Reserve Board as to restrictions that relate to the Company (the Supervisory Agreement). As it relates to the Bank, the OTS Supervisory Agreement was replaced by a Consent Order (the Order) with the OCC effective August 10, 2012. Among other things, the Order calls for the Bank to achieve and maintain certain capital levels. See Note 19 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report for further description of the provisions contained in the Order, as well as Item 1A. Risk Factors for a discussion of the risks associated with the Order. The Bank was in compliance with the Order at December 31, 2013, but remains under the provisions of the order. As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2013 was well-capitalized.

The Supervisory Agreement between the Company and the Federal Reserve Board provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written Federal Reserve Board approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the Federal Reserve Board; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without Federal Reserve Board prior written approval; (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the Federal Reserve Board.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, Congress enacted the Dodd-Frank Act which significantly changed Atlantic Coast Bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated Atlantic Coast Bank’s former primary federal regulator, the OTS, and required Atlantic Coast Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve Board System to supervise and regulate all savings and loan holding companies like Atlantic Coast Financial Corporation in addition to bank holding companies which it regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012 and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.

The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.

The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and Atlantic Coast Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The opt-out election must be elected on the first Call Report filed after January 1, 2015.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including Atlantic Coast Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well-capitalized:”(i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

At December 31, 2013, Atlantic Coast Bank was in compliance with the minimum capital ratios. Additionally, as a result of entering into the Order to achieve and maintain specific capital levels, Atlantic Coast Bank’s capital classification under the PCA rules was well-capitalized.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, Atlantic Coast Bank was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2013, Atlantic Coast Bank held 79.2% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2013, was well-capitalized.

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

Federal Home Loan Bank System. Atlantic Coast Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Atlantic Coast Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, Atlantic Coast Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2013, Atlantic Coast Bank was in compliance with these reserve requirements.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The Company had no cumulative preferred stock or trust preferred securities outstanding as of December 31, 2013 and 2012.

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

Net Operating Loss Carryovers

Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2013, Atlantic Coast Financial Corporation and Atlantic Coast Bank have $20.9 million in net operating loss carryovers for federal income tax purposes which begin to expire in 2019. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report for additional information.

Internal Revenue Code § 382

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of a company limits the gross amount of net operating loss carryover a company can use per year (annual limitation). After a change in ownership occurs, recognition of certain losses during years one to five will have an adverse effect on the utilization of the annual limitation on net operating losses. Those recognized losses will be applied to the annual limitation before the net operating losses are applied.

Corporate Dividends-Received Deduction

Atlantic Coast Financial Corporation may exclude from its federal taxable income 100% of dividends received from Atlantic Coast Bank as a wholly owned subsidiary.

State Taxation

Net Operating Loss Carryovers

A corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years; however, net operating losses in Florida may only be carried forward for 20 taxable years. Through December 31, 2013, Atlantic Coast Financial Corporation and Atlantic Coast Bank had a Florida and Georgia net operating loss carryover of $7.1 million, which begins to expire in 2018. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report for additional information.

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

Available Information

The Company makes available financial information, news releases and other information on the Company’s Web site at www.atlanticcoastbank.net. There is a link to obtain all filings made by the Company with the Securities and Exchange Commission including the Company’s annual reports on Form 10-K, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders of record may also contact the Company’s Chief Financial Officer, 10151 Deerwood Park Boulevard, Building 200, Suite 100, Jacksonville, Florida, 32256 or call (904) 998-5501 to obtain a copy of these reports without charge.

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

At December 31, 2013, our non-performing assets totaled $8.6 million, or 1.17% of total assets. Our non-performing assets may increase in future periods. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-performing loans or real estate owned. We must establish the allowance for losses inherent in the loan portfolio that are both probable and reasonably estimable through the current period provision expenses, which are recorded as a charge to income. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are substantial collections costs such as legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

Atlantic Coast Bank has entered into the Order with the OCC, which requires Atlantic Coast Bank to develop strategic and capital plans to achieve and maintain specific capital levels, to implement liquidity and concentration risk management programs, to revise its problem asset reduction plan and to develop policies and procedures to prevent future violations of law or regulation. The Order will limit business activities that Atlantic Coast Bank might otherwise engage in. While subject to the Order, Atlantic Coast Bank’s management and Board of Directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. Non-compliance with the Order may lead to additional corrective actions by the OCC which could negatively impact our operations and financial performance.

Effective August 10, 2012, Atlantic Coast Bank entered into the Order with the OCC, which replaces the Supervisory Agreement, a similar agreement entered into with the OTS on December 10, 2010. The Order provides, among other things, that:

•	the Order replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the OTS on December 10, 2010;

•	within 10 days of the date of the Order, the Board of Directors had to establish a compliance committee that will be responsible for monitoring and coordinating Atlantic Coast Bank’s adherence to the provisions of the Order;

•	within 90 days of the date of the Order, the Board of Directors had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for Atlantic Coast Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	until such time as the OCC provides written supervisory non-objection of Atlantic Coast Bank’s strategic plan, Atlantic Coast Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of Atlantic Coast Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

•	by December 31, 2012, Atlantic Coast Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	within 60 days of the date of the Order, the Board of Directors needed to develop and implement an effective internal capital planning process to assess Atlantic Coast Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	Atlantic Coast Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC;

•	within 90 days of the date of the Order, the Board of Directors had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for Atlantic Coast Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets in addition to certain other requirements;

•	Atlantic Coast Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

•	following receipt of written no supervisory objection of its capital plan, the Board of Directors will monitor Atlantic Coast Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

•	if Atlantic Coast Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, Atlantic Coast Bank may be deemed undercapitalized for purposes of the Order;

•	within 30 days of the date of the Order, the Board of Directors had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, Atlantic Coast Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•	within 60 days of the date of the Order, the Board of Directors had to revise its problem asset reduction plan (PARP), the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful,” “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•	within 60 days of the date of the Order, the Board of Directors had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•	Atlantic Coast Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for Atlantic Coast Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board of Directors established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital; and

•	the Board of Directors was to immediately take all necessary steps to ensure that Atlantic Coast Bank’s management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Order, the Board of Directors had to adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and Atlantic Coast Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

While subject to the Order, Atlantic Coast Bank’s management and Board of Directors have been required, and will continue to be required, to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. While Atlantic Coast Bank was in compliance with the requirements under the Order at December 31, 2013, Atlantic Coast Bank’s Capital and Strategic Plan has not received supervisory non-objection and, therefore, Atlantic Coast Bank may not significantly deviate from the products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of Atlantic Coast Bank that existed prior to the Consent Order without receipt of prior non-objection from the OCC.

Atlantic Coast Bank’s capital classification as of December 31, 2013, was well-capitalized.

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

We are subject to a Supervisory Agreement with the FRB that assumed the restrictions that relate to the Company contained in the Supervisory Agreement that we entered into with the OTS on December 10, 2010. The Supervisory Agreement provides, among other things, that:

•	we must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers;

•	we cannot declare or pay dividends or make any other capital distributions without prior written approval from the FRB;

•	we will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless we provide 30 days prior written notice of the proposed transaction to the FRB;

•	we may not make any golden parachute payment or prohibited indemnification payment without prior written approval from the FRB; and

•	we may not incur, issue, renew or roll over any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

The Supervisory Agreement may have the effect of restricting or delaying our business, adding costs or negatively impacting our operations and financial performance.

Atlantic Coast Bank’s borrowings from reverse repurchase agreements and FHLB advances materially impacts Atlantic Coast Bank’s net interest margin and exposes Atlantic Coast Bank’s capital and results of operations to significant risk.

 As of December 31, 2013, Atlantic Coast Bank had $92.8 million of reverse repurchase agreements comprised of structured notes with two different counterparties in amounts totaling $77.8 million and $15.0 million, respectively. The individual agreements take the form of term repurchase agreements with maturities beginning in 2014 and final maturities in 2018 ($26.5 million of which matured during January and February 2014). The interest rate terms are generally variable based on an index with an associated cap, such as 9.50% minus 3 month LIBOR, with a cap of 5.50%. The counterparties to the reverse repurchase agreements have an option to lock in interest rates at a fixed rate each quarter. Due to the low LIBOR interest rate environment that has existed over the last two years, each of the counterparties has exercised their options to fix the rate at ceiling maximums. The weighted average coupon interest rate of the reverse repos as of December 31, 2013 was 5.10%, and the weighted average maturity was 30 months.

Atlantic Coast Bank has $110.0 million of FHLB advances, with fixed interest rate terms. The weighted average rate of the FHLB advances as of December 31, 2013 was 4.11%, and the weighted average maturity was 39 months.

Due to the unusually low long term interest rate environment being promoted by the Federal Reserve, yields on the investment securities collateralizing the reverse repos and the yields on the loans collateralizing the FHLB advances have been decreasing. At December 31, 2013 the weighted average coupon on the securities collateralizing the reverse repurchase agreements, was approximately 2.68%, and the weighted average coupon on the loans and securities collateralizing the FHLB borrowings was approximately 5.52% and 2.66%, respectively. Given the announced intentions of the FRB to hold interest rates at their current levels until certain economic measures are reached, the reverse repurchase agreements and the FHLB advances are expected to have a negative impact to our net interest margin and represent a barrier to returning to profitability. Atlantic Coast Bank has the option to terminate the reverse repurchase agreements at the market rate of the debt, which as of December 31, 2013 exceeded the principal balance outstanding by $9.1 million. Additionally, Atlantic Coast Bank has the option to prepay the FHLB advances prior to maturity at fair value, which as of December 31, 2013 exceeded the book value of the advances by $10.5 million.

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

Due to Atlantic Coast Bank’s credit rating with the FHLB, the assessed value of loan collateral was decreased during 2012. In addition the largest loan category pledged as collateral for the FHLB debt, one- to four-family residential mortgages has experienced faster prepayments due to the low mortgage interest rate environment. Beginning in March 2013 the FHLB assessed value of pledged loan balances fell below the outstanding loan balance resulting in a collateral short fall. Since that time, in order to meet collateral requirements, Atlantic Coast Bank has pledged collateral eligible securities to the FHLB of $31.2 million. To the extent that an additional collateral shortfall occurs, Atlantic Coast Bank will have to pledge either additional collateral eligible securities or cash. Due to current low yields available on such securities as compared to yields available on higher interest-earning assets such as loans it is likely interest income will be less and earnings will be negatively impacted. Further, pledging investment securities or cash that otherwise could be available for liquidity needs may impact Atlantic Coast Bank’s ability to meet loan growth or other liquidity needs and result in further restrictions by the OCC.

Reduced borrowing capacity with the FHLB and the FRB could impact Atlantic Coast Bank’s ability to meet liquidity demands and will require increased investment of readily marketable assets, such as mortgage backed securities in order to maintain a sufficient secondary source of liquidity which may reduce earnings.

During 2012, Atlantic Coast Bank’s borrowing capacity with the FHLB was reduced following an FHLB credit and collateral review and a reduction in Atlantic Coast Bank’s credit rating. Atlantic Coast Bank’s additional borrowing capacity was $5.0 million at December 31, 2013.

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

We have experienced net losses for each of the last six fiscal years, and may not return to profitability in the near future.

We have experienced cumulative net losses of $74.7 million since 2008, which includes net losses in 2013, 2012 and 2011 of $11.4 million, $6.7 million and $10.3 million, respectively. The losses have been primarily caused by a significant increase in non-performing assets, which necessitated a provision expense of $7.0 million, $12.5 million $15.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We charged-off $11.0 million, $17.1 million and $13.2 million of loans during the years ended December 31 2013, 2012 and 2011, respectively. Non-performing loans (generally loans 90 days or more past due in principal or interest payments) decreased to $3.4 million, or 0.89% of total loans, at December 31, 2013 from $24.9 million, or 5.76% of total loans, at December 31, 2012. We did not recognize other than temporary impairment (OTTI) losses on our investment portfolio for the years ended December 31, 2013 and 2012. However, we experienced OTTI losses in our investment portfolio of $0.2 million for the year ended December 31, 2011. As a result of these factors and other conditions such as interest expense related to our long-term debt and weakness in our local economy, we may not be able to generate sustainable net income or achieve profitability in the near future.

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

As of December 31, 2013, approximately 80.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in our primary market area has resulted in an increase in the number of borrowers who have defaulted on their loans and a reduction in the value of the collateral securing their loans, which in turn has adversely affected our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

The geographic concentration in loans secured by one- to four-family residential real estate may increase credit losses, which could increase the level of provision expense.

As of December 31, 2013, approximately 59% of our total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in southeastern Georgia and northeastern Florida. Approximately $133.4 million, or 35.9%, of our loan portfolio was secured by one- to four-family residential property in Florida and $63.9 million, or 17.2%, of such properties in Georgia. The downturn in the local and national economy beginning in 2008, and continuing through December 2013, particularly affecting real estate values and employment, have adversely affected our loan customers’ ability to repay their loans. In the event we are required to foreclose on a property securing a mortgage loan or pursue other remedies in order to protect our investment, we may not be able to recover funds in an amount equal to any remaining loan balance as a result of prevailing economic conditions, real estate values and other factors associated with the ownership of real property. In particular, the state of Florida follows a judicial foreclosure process that often takes up to two years to complete, thereby potentially increasing our risk of loss due to the property’s deterioration in value during this period. As a result, the market value of the real estate or other collateral underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision expense.

Our loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision expense.

Our outstanding commercial real estate, commercial business, construction, multi-family, manufactured home, automobile and other consumer loans accounted for approximately 41% of our total loan portfolio as of December 31, 2013. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties. Historically, these loans have had higher risks than loans secured by residential real estate for the following reasons:

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

If these non-residential loans become non-performing, we may have to increase our provision expense which would negatively affect our results of operations.

Our loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment.

Much of our portfolio lending is in one- to four-family residential properties generally located throughout southeastern Georgia and northeastern Florida. As a result of lending during a period of rising real estate values and historically low interest rates, based on the Company’s most recent analysis, approximately 27% of the residential loan portfolio collateral is deficient due to the significant decline in real estate values since origination.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties, and due to the decline in real estate values since 2007, we believe many of our borrowers may have reduced equity, with loan-to-value ratios having depreciated on average to 79% from an average of 71% at the date the loan was originated. The pressure on home values remains high due to uncertainty of the economic recovery and the impact of distressed asset sales. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Repayment risk associated with our adjustable rate loans may increase as interest rates rise.

Given the historically low interest rate environment in recent years, our adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level. As interest rates rise, such loans may involve repayment risks resulting from potentially increasing payment obligations by borrowers due to re-pricing. At December 31, 2013, there were $154.7 million in adjustable rate loans, which made up approximately 40.8% of the loan portfolio.

If the allowance is not sufficient to cover actual losses, income and capital will be negatively affected.

Our allowance was $6.9 million, or 1.8% of total loans, at December 31, 2013. In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans, the estimate of impairment is based on the underlying collateral if collateral dependent, and if such loans are not collateral dependent, the estimate of impairment is based on a cash flow analysis. If management’s assumptions are incorrect, the allowance may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance is also periodically reviewed by the OCC, who may require us to increase the amount. Additions to the allowance would be made through increased provision expense and would negatively affect our net income and results of operations.

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

The FRB maintained the federal funds rate at the historically low rate of 0.25% during 2012 and 2013 and is expected to continue this policy in 2013. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the amount of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A similar prepayment risk exists for our investment portfolio which is primarily made up of mortgage-related securities, with the added impact of accelerated recognition of premiums paid to acquire the investment security. A significant reduction in interest income could have a negative impact on our results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related investment securities.

At December 31, 2013, we had $202.8 million in long-term borrowings, comprised of $110.0 million of FHLB advances and $92.8 million of reverse repos, with the earliest maturities beginning in 2013 and final maturities occurring in 2018. The weighted average coupon interest rate of the long-term borrowings as of December 31, 2013 was 4.56%, and accounted for approximately 73.9% of interest expense for the year ended December 31, 2013. Given the announced intentions of the FRB to hold interest rates at their current levels until certain economic measurements are achieved, the long term borrowings are expected to have a negative impact to the net interest margin.

Operating expenses are high as a percentage of our net interest income and non-interest income, making it more difficult to maintain profitability.

Non-interest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents non-interest expense divided by the sum of our net interest income and our non-interest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2013, 2012 and 2011, our efficiency ratio was 119.5%, 79.6% and 85.7%, respectively. Generally, this means we spent approximately $1.20, $0.80 and $0.86 during those periods to generate $1.00 of income.

If we are unable to generate additional non-interest income from sales of SBA loans or mortgage loans originated for sale, it could have a material adverse effect on our business as service charges and deposit fees are expected to continue to be under pressure.

For the year ended December 31, 2013, our service charges and deposit fees were $3.0 million, or 47.2% of total non-interest income, while gains from the sale of SBA loans were $0.7 million, or 10.9% of total non-interest income. Gains earned from the sale of SBA loans and from the sale of mortgage loans originated for sale are expected to be an increasingly larger part of our non-interest income under our business strategy. If our plans to increase SBA lending or reenter the mortgage banking business result in less loan originations or smaller levels of gains, our operating results could be materially affected.

If economic conditions deteriorate or the economic recovery remains slow over an extended period of time in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing the loans decreases.

Financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. We held approximately 25% of the deposits in Ware County, the county in which Waycross, Georgia is located, as of December 31, 2013. We had less than 1% of the deposits in the Jacksonville, Florida, metropolitan statistical area as of December 31, 2013. Additionally, our market share of loans in Ware County is significantly greater than our share of the loan market in the Jacksonville metropolitan statistical area. As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. At December 31, 2013, we had $133.4 million, or approximately 35.9%, of our loan portfolio secured by one- to four-family residential property in Florida and $63.9 million, or approximately 17.2%, of such properties in Georgia. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings. The unemployment rate for the Jacksonville, Florida metropolitan statistical area was an estimated 5.6% as of December 31, 2013. The unemployment rate for Ware County, Georgia was an estimated 9.3% as of December 31, 2013.

The United States economy remains weak and unemployment levels are high. Continuing economic weakness, particularly in our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued through 2013. Recent growth has been slow and unemployment remains at high levels and as a result economic recovery is expected to be slow. Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates. In addition, the value of real estate collateral supporting many commercial loans and home mortgages has declined and growth in future values are uncertain. The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans. Bank and bank holding company stock prices have declined substantially, and it is significantly more difficult for banks and bank holding companies to raise capital or borrow funds.

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

From 2000 to mid-2007, the Jacksonville metropolitan statistical area had been one of the fastest growing economies in the United States. The area experienced substantial growth in population, new business formation and public works spending. Due to the considerable slowing of economic growth and migration into our market area from mid-2007 to 2011, and the resulting downturn in the real estate market, growth in the first mortgage loan origination business was negatively impacted. While the northeastern Florida economy has recently been trending upward with increases in single family home sales, a return to the recessionary conditions with decreased home sales, or decreased lending opportunities, could negatively impact our ability to originate mortgage loans for sale or grow our portfolio loans, negatively impacting our income.

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

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL position recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, the Company wrote off approximately $46.3 million of federal net operating loss carryover, all of which had been previously reserved for with a valuation allowance.

As of December 31, 2013, we evaluated the expected realization of our federal and state deferred tax assets which, prior to a valuation allowance, totaled $17.5 million and was primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and the net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

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

Atlantic Coast Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to non-maturity deposit growth and repayments and maturities of loans and investments. Ongoing financial difficulties and restrictions by the FRB, the OCC and the FHLB may limit these sources, which include FHLB advances, proceeds from the sale of loans and liquidity resources of the holding company. At December 31, 2013, we had $110.0 million of FHLB advances outstanding, and the remaining borrowing capacity was $5.0 million.

In the past brokered deposits have been solicited as a source of funds. However, under the Consent Order with the OCC entered into in August 2012, we cannot accept, renew or roll over any brokered deposits without prior regulatory approval. We had no brokered deposits at December 31, 2013.

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

Among other things, as a result of the Dodd-Frank Act:

•	the OCC became the primary federal regulator for federal savings banks such as Atlantic Coast Bank (replacing the OTS), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including the Company;

•	effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•	the FRB is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, recently proposed rules would not provide such a transition period for savings and loan holding companies;

•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•	a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Atlantic Coast Bank, will be examined by their applicable bank regulators; and

•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

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

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital. Beginning in 2015, our minimum capital requirements will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required of Atlantic Coast Bank. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us. As of December 31, 2013, the Bank would have been in compliance with the minimum capital requirements set forth in Basel III.

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

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The Consumer Financial Protection Bureau has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including but not limited to: (i) excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); (ii) interest-only payments; (iii) negative-amortization; and (iv) terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the Federal Reserve, adopted final rules (the Final Rules) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as the Company, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. Management is currently evaluating the Final Rules, which are lengthy and detailed.

We are subject to losses due to the errors or fraudulent behavior of employees or third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems or if one of our third-party service providers experiences an operational breakdown or failure. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

We rely on our management team for the successful implementation of our business strategy.

Since June 11, 2013, when the proposed merger between the Company and Bond Street Holdings, Inc. was rejected by the stockholders of the Company, the Chief Executive Officer, the Chief Financial Officer and the Chairman of the Board of Directors’ have resigned from their positions. The Company named a new Chief Executive Officer of the Company and the Bank, named an interim Chief Financial Officer of the Company and the Bank, and started a search for a permanent Chief Financial Officer. Early in 2014, the Company named a new permanent Chief Financial Officer, contingent upon receipt of regulatory non-objection from the OCC and the FRB. Additionally, three members of the Board of Directors decided not to stand for re-election, and the Company’s stockholders elected three new directors at the Company’s annual meeting on August 16, 2013.

Additional turnover of key management and directors, or the loss of other senior managers could have a disproportionate impact on the Company and may have a material adverse effect on our ability to implement our business plan and comply with the terms of the Consent Order the Board of Directors of the Bank agreed to with the Office of the Comptroller of the Currency on August 10, 2012. As we are a relatively small bank with a relatively small management team, certain members of our senior management team have more responsibility than his or her counterpart typically would have at a larger institution with more employees, and we have fewer management-level personnel who are in a position to assume the responsibilities of our executive management team.

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

We are registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956 (the BHCA). As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. These laws may discourage certain persons from acquiring control of us. Additionally, federal and state approval requirements may delay or prevent certain persons from acquiring us.

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

Certain provisions of our articles of incorporation and bylaws may discourage takeover attempts or make them more difficult, including:

•	our classified Board of Directors;

•	notice and information requirements for stockholders to nominate candidates for election to the Board of Directors or to propose business to be acted on at the annual meeting of stockholders;

•	requirement that a special meeting called by stockholders may be called only by the holders of at least a majority of all votes entitled to be cast at the meeting;

•	limitations on voting rights;

•	restrictions on removing directors from office;

•	authorized but unissued shares;

•	stockholder voting requirements for amendments to the articles of incorporation and bylaws; and

•	consideration of other factors by the Board of Directors when evaluating change in control transactions.

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

Our authorized capital stock includes 25,000,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our Board of Directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our Board of Directors is empowered to determine:

•	the designation of, and the number of, shares constituting each series of preferred stock;

•	the dividend rate for each series;

•	the terms and conditions of any voting, conversion and exchange rights for each series;

•	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

•	the provisions of any sinking fund for the redemption or purchase of shares of any series; and

•	the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2013, Atlantic Coast Bank had eleven full-service offices, one drive-up facility, an office space for the Small Business Administration lending office site, and a leased office space for the home and executive office site. Atlantic Coast Bank owns all locations except the regional office in Jacksonville, FL and the branch location in Orange Park, FL, both of which are leased. The Company is currently negotiating to renew its home and executive office site in Jacksonville, Florida prior to the expiration of the lease. The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $14.0 million at December 31, 2013.

The following table provides a list of the Bank’s main and branch offices:

	Owned or	Lease	Net Book Value
Location	Leased	Expiration Date	December 31, 2013
			(Dollars in Thousands)

HOME AND EXECUTIVE OFFICE:
FLORIDA REGIONAL CENTER	Leased	April 2014	$49
10151 Deerwood Park Blvd
Building 200, Suite 100
Jacksonville, FL 32256

BRANCH OFFICES:
505 Haines Avenue	Owned	—	1,346
Waycross, GA 31501

Drive-up Facility	Owned	—	75
400 Haines Avenue
Waycross, GA 31501

2110 Memorial Drive	Owned	—	541
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	387
Douglas, GA 31533

213 Hwy 80 West	Owned	—	265
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,036
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	929
Jacksonville, FL 32221

1567 Kingsley Avenue	Leased	January 2018	532
Orange Park, FL 32073

930 University Avenue, North	Owned	—	938
Jacksonville, FL 32211

1700 South Third Street	Owned	—	1,475
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	—	3,531
Neptune Beach, FL 32233

2766 Race Track Road	Owned	—	1,879
Jacksonville, FL 32259

276 Paseo Reyes Drive	Owned	—	1,270
St. Augustine, FL 32095

Management believes the Company’s facilities are suitable for their purpose and adequate to support its business. Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Management does not anticipate incurring any material liability as a result of litigation at December 31, 2013, other than the litigation described below.

Litigation Related to the Merger Agreement with Bond Street Holdings, Inc.

As described in our previous filings with the Securities and Exchange Commission, two putative class action lawsuits related to our proposed merger with Bond Street Holdings, Inc. (Bond Street) were originally filed against the Company, the Bank, Bond Street and its bank subsidiary, Florida Community Bank, N.A. (Florida Community Bank) and certain directors of the Company. The two prior lawsuits were voluntarily dismissed and a new combined federal court action was filed on May 20, 2013.

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

On June 7, 2013, the parties to the MOU submitted a joint motion to stay the Action and/or to extend case deadlines pending consummation of the proposed merger and the filing of a motion for a preliminary approval of settlement. The court granted the motion and stayed the Action pending consummation of the merger. The vote on the proposed merger transaction was unsuccessful, and on November 13, 2013 the Plaintiff filed a notice of voluntary dismissal, which was approved by the judge.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 3, 2014, there were 15,509,061 shares of common stock issued and outstanding, with approximately 1,860 stockholders, including beneficial stockholders.

The Company began paying quarterly dividends in May 2005 using earnings from investments and un-invested proceeds received from the minority stock offering completed on October 4, 2004. On September 25, 2009, the Company announced that it had suspended its regular quarterly cash dividend. Future dividend payments by the Company will be primarily dependent on dividends it receives from its subsidiary, Atlantic Coast Bank. Under the OCC regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings. Under normal circumstances, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OCC regulations. However, under the Consent Order entered into with the OCC on August 10, 2012, dividends or other capital distributions cannot be declared or paid prior to receiving a written non-objection from the OCC. The Consent Order also requires Atlantic Coast Bank obtain approval of the OCC 30 days prior to declaring a dividend payment or distribution of capital. It is unlikely the Company will pay dividends to stockholders in the near future.

The following table sets forth the quarterly high and low sales prices and dividends declared on, the Company’s common stock for the years ended December 31, 2013 and 2012:

	High	Low	Dividends
Fiscal 2013:
Fourth quarter (October 1 – December 31)	$4.44	$3.00	$0.00
Third quarter (July 1 – September 30)	5.25	3.46	0.00
Second quarter (April 1 – June 30)	6.88	4.38	0.00
First quarter (January 1 – March 31)	4.95	1.81	0.00

Fiscal 2012:
Fourth quarter (October 1 – December 31)	$3.30	$1.46	$0.00
Third quarter (July 1 – September 30)	2.75	1.37	0.00
Second quarter (April 1 – June 30)	2.63	1.80	0.00
First quarter (January 1 – March 31)	3.19	2.05	0.00

The Company did not repurchase any shares of its common stock during the year end December 31, 2013.

The table below sets forth information, as of December 31, 2013, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders. The number and exercise price of the stock awards have been adjusted to reflect the 0.1960 exchange ratio as a result of the completion of the second step conversion.

	Number of Securities to be	Weighted Average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price (2) of	Available for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity Compensation
	Warrants and Rights (1)	Warrants and Rights	Plans (3)
Equity compensation plans approved by stockholders	83,755	$50.98	53,688
Equity compensation plans not approved by stockholders	–	–	–
Total	83,755	$50.98	53,688
_____
(1)	Consists of options to purchase 83,755 shares of common stock under the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 53,688 shares of common stock available to be granted from the Atlantic Coast Financial Corporation 2005 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of Atlantic Coast Financial Corporation at and for the years indicated (prior to February 3, 2011, the selected financial data reflects information of Atlantic Coast Federal Corporation, the Company’s predecessor). The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data herein.

Selected Consolidated Balance Sheet Data

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Total assets	$733,633	$772,619	$788,967	$827,442	$905,561
Cash and cash equivalents	114,194	67,828	41,017	8,550	37,144
Investment securities (available-for-sale and held-to-maturity)	178,998	159,745	126,821	149,090	177,938
Portfolio loans, net	371,956	421,201	505,707	549,752	614,371
Other loans (held-for-sale and warehouse)	22,179	72,568	61,619	49,318	8,990
Federal Home Loan Bank stock, at cost	5,879	7,260	9,600	10,158	10,023

Deposits	460,098	499,760	508,411	528,497	555,444
Total borrowings	202,800	227,800	227,800	247,800	287,694

Total stockholders’ equity	65,525	40,260	46,294	44,791	56,541

Selected Consolidated Statement of Operations Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Total interest and dividend income	$28,836	$33,505	$38,281	$44,855	$48,718
Total interest expense	12,695	14,270	16,756	21,192	26,935
Net interest income	16,141	19,235	21,525	23,663	21,783

Provision for portfolio loan losses	7,026	12,491	15,383	21,230	24,873
Net interest income (loss) after provision for portfolio loan losses	9,115	6,744	6,142	2,433	(3,090)
Total noninterest income	6,328	10,096	11,232	8,262	4,165
Total noninterest expense	26,849	23,357	28,085	24,891	24,300
(Loss) income before income tax expense (benefit)	(11,406)	(6,517)	(10,711)	(14,196)	(23,225)

Income tax expense (benefit)	–	150	(424)	–	6,110
Net loss	$(11,406)	$(6,667)	$(10,287)	$(14,196)	$(29,335)

Loss per common share:
Basic	$(3.23)	$(2.67)	$(4.13)	$(5.51)	$(11.43)
Diluted	$(3.23)	$(2.67)	$(4.13)	$(5.51)	$(11.43)

Dividends declared per common share	$–	$–	$–	$–	$0.10

Selected Consolidated Financial Ratios and Other Data

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Performance Ratios:
Return (loss) on assets (ratio of net income (loss) to average total assets)	(1.55)%	(0.85)%	(1.27)%	(1.58)%	(3.01)%
Return (loss) on equity (ratio of net income (loss) to average equity)	(30.45)%	(14.51)%	(19.24)%	(25.85)%	(38.40)%
Dividend Payout ratio	–%	–%	–%	–%	(0.9)%
Interest rate spread information:
Interest rate spread (1)	2.18%	2.42%	2.67%	2.66%	2.14%
Net interest margin (2)	2.31%	2.58%	2.83%	2.79%	2.37%
Ratio of operating expense to average total assets	3.64%	2.99%	3.48%	2.77%	2.49%
Efficiency ratio (3)	119.49%	79.63%	85.74%	77.97%	93.65%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.14%	108.11%	107.07%	105.58%	107.92%

Asset Quality Ratios:
Non-performing assets to total assets at end of year	1.17%	4.26%	6.65%	4.60%	4.44%
Allowance for portfolio loan losses to non-performing portfolio loans	205.44%	43.76%	33.31%	47.45%	39.29%
Allowance for portfolio loan losses to total portfolio loans	1.83%	2.52%	2.98%	2.37%	2.22%
Net charge-offs to average outstanding portfolio loans	2.77%	3.59%	2.25%	3.47%	3.11%
Non-performing portfolio loans to total portfolio loans	0.89%	5.76%	8.94%	4.99%	5.64%

Capital Ratios:
Total capital to risk weighted assets	20.5%	9.8%	10.9%	10.1%	11.4%
Tier 1 capital to risk weighted assets	19.2%	8.6%	9.7%	8.8%	10.2%
Tier 1 capital to adjusted assets	9.7%	5.1%	5.8%	5.5%	6.1%
Average equity to average assets	5.1%	5.9%	6.6%	6.1%	7.8%

Other Data:
Number of full-service offices	11	11	11	11	11
Number of loans	6,835	7,889	8,831	9,815	11,094
Number of deposit accounts	35,960	37,681	39,094	39,606	39,282
_____
(1)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Net interest margin represents net interest income divided by average interest earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Description of Business

The principal business of the Company and the Bank consists of attracting retail deposits from the general public and investing those funds primarily in warehouse loans held-for-investment, which are secured by one- to four-family residences originated under purchase and assumption agreements by third party originators, and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we have been increasing our focus on small business lending through our SBA lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and, brokers. The Company sells the guaranteed portion of loans originated through SBA lending, rather than hold the loans in portfolio. The Company also originates multi-family residential loans and commercial construction and residential construction loans, but no longer emphasizes the origination of such loans unless they are connected with SBA lending. The Company also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Order entered into with the OCC on August 10, 2012, interest rates paid on deposit are limited and subject to national rates published weekly by the FDIC. Deposits are primarily solicited in the Bank’s market area of the Jacksonville metropolitan area and southeastern Georgia when necessary to fund loan demand, or other liquidity needs.

See Item 1. Business and Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report for further information related to financial condition and results of operation.

Business Strategy

Overview

Our primary objective is to operate a community-oriented financial institution, serving customers in our primary market areas while providing stockholders with a solid long-term return on capital. Accomplishing this objective will require financial strength based on a strong capital position, and the implementation of business strategies designed to return the Company to profitability consistent with safety and soundness considerations.  Beginning late in 2011, the Company explored multiple strategic alternatives to raise capital, and on December 3, 2013 completed a public offering. Additionally, the Company completed a bulk sale of non-performing assets on December 27, 2013. As a result of the capital raise, operating strategies are now focused on increasing revenues from mortgage banking, through the Bank’s internal mortgage origination activity, warehouse lending activity, traditional small business commercial lending, and SBA lending activity. The Company will continue to grow its warehouse lending and small business lending activities that maximize profits with lower capital requirements. In addition, the Company will focus on a conservative credit culture designed to keep non-performing assets at a low level. Finally, the Company seeks to increase non-maturity deposits to improve our cost of funds and to reduce our cost structure. As agreed to by the Company in the Order, the Bank cannot make significant changes to its current products, services, asset composition and size, funding sources, and other business activities without receiving non-objection from the OCC to its strategic and capital plan. The Bank received non-objection to its strategic and capital plan from the OCC on January 8, 2014. See Note 19 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report for further description of the provisions contained in the Order, as well as Item 1A. Risk Factors for a discussion of the risks associated with the Order.

The following are the key elements of our business strategy:

Continuing To Strengthen Our Capital Position and Results of Operations. On December 3, 2013, the Company raised $48.3 million in gross proceeds by issuing 12,880,000 shares of its common stock in a public offering, which included the issuance of an additional 1,680,000 shares as a result of the exercise of the underwriters’ over-allotment option, at a price to the public of $3.75 per share. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million of the net proceeds of the offering to the Bank to maintain capital ratios at required levels and to support growth in the Bank's loan and investment portfolios. The Company also intends to use the remaining net proceeds of the offering for general corporate purposes.

On December 27, 2013, the Company completed the sale of approximately $13.2 million of its non-performing assets to real estate investment firms. The sale included non-accrual loans with a carrying value of $10.6 million and OREO with a carrying value of $2.6 million, for a combined purchase price of $6.9 million.

In addition to the capital raise transaction and bulk sale of non-performing assets, management has also pursued, and will continue to pursue, various options to aid in the steady improvement of the Company’s financial condition and results of operations.

Continuing Our Proactive Approach To Reducing Non-performing Assets By Aggressive Resolution And Disposition Initiatives. As a result of the decline in our local economy beginning in 2008, the Bank experienced a substantial increase in our non-performing assets from $9.6 million at December 31, 2007 to a peak of $52.5 million at December 31, 2011. However, as a result of management’s proactive strategy and the December 27, 2013 bulk sale transaction, our non-performing assets were $8.6 million at December 31, 2013 as compared to $33.0 million at December 31, 2012. Management will continue to use a proactive strategy to reduce non-performing assets through loan work out programs and enhanced collection practices.

•	An aggressive charge-off policy. Beginning in 2009, management implemented an aggressive charge-off strategy for one- to four-family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became non-accruing, generally when loans are 90 days or more past due.

•	Loan work out programs. We remain committed to working with responsible borrowers to renegotiate residential loan terms. The Bank had $21.9 million in troubled debt restructurings at December 31, 2013. Troubled debt restructurings avoid the expense of foreclosure proceedings, and holding and disposition expenses of selling foreclosed property, and provide us increased interest income.

•	Enhanced collection practices. Beginning in 2009, due to the elevated delinquency of our one- to four-family residential mortgage loans and the increasing complexity of working out these types of loans, management engaged the services of a national third party servicer for certain loans. Initially, one- to four-family residential mortgage loans, and any associated home equity loans that were 60 days past due, were assigned to the third party servicer for collection. Subsequently, the Bank assigned other one- to four-family residential mortgage loans to the third party servicer irrespective of delinquency status, if it was determined the loan may have higher than normal collection risk. At December 31, 2013, the outstanding balance of loans assigned to the third party servicer was $67.4 million. In addition, starting in 2012 and continuing through 2013, the Company increased resources internally to focus on workouts of non-performing one- to four-family residential loans which has led to decreased levels of non-performing loans and improved recoveries.

•	Non-performing asset sales. In order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank has sold certain non-performing loans through national loan sales of distressed assets, which may mitigate future losses. During 2013, the Bank sold $13.2 million of non-performing assets through bulk distressed asset sales resulting in losses on such sales of $6.3 million. The Bank does not intend to use bulk distressed asset sales in the foreseeable future. Also as a part of the Bank’s work out program the Bank continues to accept short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us when this action represents the least costly resolution for the Company.

•	Credit risk management. The Bank is also enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of our Board of Directors was established to evaluate and monitor system, market and credit risk. In 2012, in connection with a requirement by the Order, the Bank established a broad problem asset resolution program and developed enhanced asset workout plans for each criticized asset.

Increasing Revenue By Renewing Our Internal Mortgage Originations, Expanding Our Warehouse Lending Operations, And Increasing Our Emphasis On Commercial Lending To Small Businesses. Atlantic Coast Bank has emphasized the origination of one- to four-family residential mortgage loans in northeastern Florida and southeastern Georgia. At December 31, 2013, our one- to four-family residential loan portfolio was $167.5 million, or 44.9%, of our loan portfolio. During 2012, management shifted our business model to emphasize growth in warehouse lending and to continue to increase production in its small business lending initiative.

•	Internal mortgage originations strategy. With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans for investment, and intends to continue originating such loans internally

•	Warehouse lending strategy. In the latter part of 2009, the Bank began a program for warehouse lending where we finance lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third-party originators and hold a lien position for a short duration (usually less than 30 days) while earning interest (and often a fee) until a sale is completed to an investor. Management expects to modestly expand this aspect of mortgage banking in the future.

•	Commercial lending strategy. Management also plans to increase commercial business lending and owner-occupied commercial real estate lending with an emphasis on small businesses. The Bank intends to participate in government programs relating to commercial business loans such as the SBA and the U.S. Department of Agriculture (USDA). The Company generally sells the guaranteed portion of SBA loans to investors at attractive premiums. Our focus on owner-occupied commercial real estate loans will be to professional service businesses. The Bank does not intend to originate or purchase higher risk loans such as commercial real estate development projects, or land acquisition and development loans.

Strengthening Our Retail Franchise By Growing Noninterest-bearing Deposits and Reducing Our Overall Cost of Deposits. We believe a successful retail franchise results from a strong core customer base that focuses on noninterest-bearing deposits within an overall deposit strategy that offers interest rates that are competitive to its markets, but in line with the overall interest rate environment. Therefore, we remain committed to generating lower-cost and more stable noninterest-bearing deposits and offering our customers other deposit products with interest rates that are fair and meet their financial needs. The Bank compliments its attractive deposit products with excellent customer service and a comprehensive marketing program. The Bank will continue to build a core customer base by offering noninterest-bearing and other non-maturity deposits to individuals, businesses and municipalities located in our market area. Our noninterest-bearing deposits decreased 17.0% to $34.8 million at December 31, 2013 from $41.9 million at December 31, 2012. Additionally, at December 31, 2013, noninterest-bearing deposits comprised 7.6% of our total deposits, compared to 8.4% of our total deposits at December 31, 2012. Total cost of deposits (interest expense on deposits as compared to total average deposits) for the full year of 2013 was 0.67% as compared to 0.82% for 2012. In addition to improving our interest rate spread noninterest-bearing deposits also contributes noninterest income from account related services.

Reducing Our Operating Expense Base. The Company has historically operated with a high cost structure as it has implemented growth and new business activities. In order to improve profitability in 2013, we implemented numerous expense reduction initiatives in order to reduce operating costs that do not add value to our other business strategies. We intend to continue this focus in order to eliminate non-value added expenses and activities.

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance, determining fair value of securities available-for-sale, other real estate owned and accounting for deferred income taxes. These accounting policies are discussed in detail in Note 1 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report.

Allowance for Portfolio Loan Losses

An allowance is maintained to reflect probable incurred losses in portfolio loans. The allowance is based on ongoing assessments of the estimated losses incurred in portfolio loans and is established as these losses are recognized through provision expense charged to earnings. Generally, portfolio loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to the decline in real estate values in our markets since 2008 and the weak United States economy in general, we believe it is likely that collateral for non-performing one- to four-family residential and home equity loans, will not be sufficient to fully repay such loans. Therefore the Company charges one- to four-family residential and home equity loans down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. This process accelerates the recognition of charge-offs on one- to four-family residential and home equity loans but has no impact on the impairment evaluation process.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor those conditions continuously and reviews are conducted quarterly with the Bank’s senior management and the Board of Directors.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of portfolio loan and specific allowances for identified problem portfolio loans. The allowance also incorporates the results of measuring impaired portfolio loans.

The general loss component of the allowance is calculated by applying loss factors, adjusted for other qualitative factors to outstanding unimpaired loan balances. Loss factors are based on the Bank’s recent loss experience, including recent short sales and sales of non-performing loans. Qualitative factors consider current market conditions that may impact real estate values within the Bank’s primary lending areas, and other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant qualitative factors that exist as of the balance sheet date that are considered in determining the adequacy of the allowance include the following: (1) Current delinquency levels and trends; (2) Non-performing asset levels, trends, and related charge-off history; (3) Economic trends – local and national; (4) Changes in loan policy; (5) Expertise of management and staff of the Bank; (6) Volumes and terms of loans; and (7) Concentrations of credit considering the impact of recent short sales and sales of non-performing loans.

The impact of the general loss component on the allowance began increasing during 2008 and has remained at an elevated level through the end of 2013. The increase reflected the deterioration of market conditions, and the increase in the portfolio loan loss experience that has resulted from management’s proactive approach to recognizing losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

The specific loss component of the allowance generally relates to portfolio loans that have been classified as doubtful, substandard, or special mention according to the Company’s internal asset classification system. Substandard portfolio loans include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Portfolio loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Portfolio loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be special mention. Risk ratings are updated any time the facts and circumstances warrant.

For portfolio loans that are also identified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value. A portfolio loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors used by management to determine impairment include payment status, collateral value and the probability of collecting scheduled principal or interest payments when due. Portfolio loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan, the borrower, and the amount of the shortfall in relation to the principal or interest owed. TDRs with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties are considered impaired portfolio loans. Impairment is measured on a loan-by-loan basis for non-homogeneous portfolio loans such as commercial real estate, commercial real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Management also evaluates the allowance based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans which may be susceptible to significant change and risks. The determination of the fair value of collateral considers recent trends in valuation as indicated by short sales and sales of non-performing portfolio loans of the applicable loan category. No specific allowance is recorded unless fair value is less than carrying value.

Large groups of smaller balance homogeneous portfolio loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation. For these portfolio loans, the allowance is calculated in accordance with the general loss policy described above. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless the loan has been modified as a troubled debt restructuring as discussed below.

The allowance was $6.9 million, or 1.8% of total loans outstanding, and $10.9 million, or 2.5% of total loans outstanding at December 31, 2013 and 2012, respectively. The provision expense for each quarter of 2013, 2012 and 2011, and the total for the respective years is as follows:

	2013	2012	2011
	(Dollars in Millions)

First quarter	$1.2	$3.5	$2.8
Second quarter	1.2	3.7	3.0
Third quarter	1.3	3.5	4.4
Fourth quarter	3.3	1.8	5.2
Total provision for portfolio loan losses	$7.0	$12.5	$15.4

As this information illustrates, the amount of the allowance and related provision expense can vary over long-term and short-term periods. Changes in economic conditions, the composition of the loan portfolio and individual borrower conditions can dramatically impact the required level of allowance, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance allocated to individually evaluated loan relationships was $1.0 million and $2.2 million at December 31, 2013 and 2012, respectively, a decrease of $1.2 million. Given the rapidly changing and uncertain real estate market coupled with changes in borrowers’ financial condition, changes in collateral values, and the overall economic uncertainty, management believes there could be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

Troubled Debt Restructurings

Portfolio loans for which the terms have been modified as a result of the borrower’s financial difficulties are classified as TDRs. TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous portfolio loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a non-performing portfolio loan to accrual status is the same for any loan irrespective of whether the loan has been modified.  As such, portfolio loans which are non-performing prior to modification continue to be accounted for as non-performing portfolio loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired non-performing portfolio loans.

Fair Value of Investment Securities

Investment securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. Investment securities held-to-maturity are carried at amortized cost. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Management evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date.

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the year ended December 31, 2013.

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

Deferred Income Taxes

After converting to a federally chartered savings association, the Bank became a taxable organization. Income tax expense, or benefit, is the total of the current year income tax due, or refundable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryovers. The Company’s principal deferred tax assets result from the allowance for portfolio loan losses and operating loss carryovers. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since the Bank’s transition to a federally chartered savings bank, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of December 31, 2013, the Company had a valuation allowance of $17.5 million which fully reserved for the deferred tax asset.

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The deferred tax asset is discussed in detail in Note 14 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report.

Comparison of Financial Condition at December 31, 2013 and 2012

General

Total assets decreased $39.0 million, or 5.0%, to $733.6 million at December 31, 2013 as compared to $772.6 million at December 31, 2012. The primary reason for the decrease in assets was a decrease in net portfolio loans of $49.2 million and other loans of $50.4 million, partially offset by an increase in cash and cash equivalents of $46.4 million and an increase in investment securities of $19.3 million. Prior to the successful completion of its capital raise on December 3, 2013, the Company’s priority was to continue to manage its balance sheet consistent with its capital preservation strategy as well as to strengthen the Company’s balance sheet liquidity. Total deposits decreased $39.7 million, or 7.9%, to $460.1 million at December 31, 2013 from $499.8 million at December 31, 2012. Noninterest-bearing demand accounts decreased $7.1 million, interest-bearing demand accounts decreased $4.5 million, savings and money market accounts decreased by $9.2 million and time deposits decreased by a total of $18.9 million during the year ended December 31, 2013. Total borrowings decreased by $25.0 million to $202.8 million at December 31, 2013 from $227.8 million at December 31, 2012 due to the repayment of $25.0 million of FHLB advances. Stockholders’ equity increased by $25.2 million to $65.5 million at December 31, 2013 from $40.3 million at December 31, 2012 due to net proceeds from the capital raise of $44.9 million, partially offset by net loss of $11.4 million for the year ended December 31, 2013 and a decrease in other comprehensive income of $8.3 million for the same time period.

Following is a summarized comparative balance sheet as of December 31, 2013 and 2012:

	December 31,	December 31,	Increase / (Decrease)
	2013	2012	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$114,194	$67,828	$46,366	68.4%
Investment securities (available-for-sale and held-to-maturity)	178,998	159,745	19,253	12.1%
Portfolio loans	378,902	432,090	(53,188)	-12.3%
Allowance for portfolio loan losses	6,946	10,889	(3,943)	-36.2%
Portfolio loans, net	371,956	421,201	(49,245)	-11.7%
Other loans (held-for-sale and warehouse)	22,179	72,568	(50,389)	-69.4%
Other Assets	46,306	51,277	(4,971)	-9.7%
Total assets	$733,633	$772,619	$(38,986)	-5.0%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$34,782	$41,904	$(7,122)	-17.0%
Interest-bearing demand	68,954	73,490	(4,536)	-6.2%
Savings and money market	172,552	181,708	(9,156)	-5.0%
Time	183,810	202,658	(18,848)	-9.3%
Total deposits	460,098	499,760	(39,662)	-7.9%
Securities sold under agreements to repurchase	92,800	92,800	–	–
Federal Home Loan Bank advances	110,000	135,000	(25,000)	-18.5%
Accrued expenses and other liabilities	5,210	4,799	411	8.6%
Total liabilities	668,108	732,359	(64,251)	-8.8%
Total stockholders’ equity	65,525	40,260	25,265	62.8%
Total liabilities and stockholders’ equity	$733,633	$772,619	$(38,986)	-5.0%

Cash and Cash Equivalents

Cash and cash equivalents increased $46.4 million to $114.2 million at December 31, 2013 from $67.8 million at December 31, 2012. Prior to the Company’s successful completion of its capital raise on December 3, 2013, the Bank increased its cash and cash equivalent holdings during the year in order to raise the amount of immediately available liquidity sources in response to reduced contingent sources of liquidity from the FHLB and the FRB.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased $19.3 million to $179.0 million at December 31, 2013, from $159.7 million at December 31, 2012. As of December 31, 2013, $159.7 million of investment securities were classified as available-for-sale, while $19.3 million of investment securities were classified as held-to-maturity. As of December 31, 2012, $159.7 million of investment securities were classified as available-for-sale, while no investment securities were classified as held-to-maturity.

As of December 31, 2013, approximately $115.8 million of investment securities were pledged as collateral for the reverse repurchase agreements and $31.2 million were pledged to the FHLB as collateral for advances and estimated prepayment fees. At December 31, 2013, $178.0 million, or 99.5%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of December 31, 2013 and December 31, 2012, excluding loans held-for-sale and warehouse loans held-for-investment:

	December 31, 2013	% of Total Loans	December 31, 2012	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$167,455	44.9%	$193,057	45.3%
Commercial	48,356	12.9%	58,193	13.7%
Other (land and multi-family)	15,790	4.2%	19,908	4.7%
Total real estate loans	231,601	62.0%	271,158	63.7%
Real estate construction loans:
One- to four-family	–	0.0%	–	0.0%
Commercial	2,582	0.7%	5,049	1.2%
Acquisition and development	–	0.0%	–	0.0%
Total real estate construction loans	2,582	0.7%	5,049	1.2%
Other portfolio loans:
Home equity	52,767	14.1%	63,867	15.0%
Consumer	53,290	14.3%	61,558	14.4%
Commercial	33,029	8.9%	24,308	5.7%
Total other portfolio loans	139,086	37.3%	149,733	35.1%

Total loans	373,269	100.0%	425,940	100.0%
Allowance for portfolio loan losses	(6,946)		(10,889)
Net deferred loan costs	5,633		6,150
Loans, net	$371,956		$421,201

Total gross portfolio loans declined $52.6 million, or 12.4%, to $373.3 million at December 31, 2013 as compared to $425.9 million at December 31, 2012 primarily due to principal amortization and increased prepayments of one- to four-family residential and home equity loans during 2013, consistent with the low interest rate environment for one- to four-family mortgages. Total portfolio loans also declined due to a bulk sale of non-performing assets on December 27, 2013, which included non-performing loans of $10.6 million, gross loan charge-offs of $12.7 million and transfers to OREO of non-performing loans of $10.5 million during 2013. Portfolio loan originations increased $13.2 million to $33.8 million for the year ended December 31, 2013 from $20.6 million for the year ended December 31, 2012.

Small business loan originations, including SBA portfolio loans and small business loans originated internally and held-for-sale (SBA loans held-for-sale), were $9.9 million during 2013. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale at December 31, 2013 and December 31, 2012 was $5.0 million and $3.3 million, respectively. The Company plans to continue to expand this business line going forward.

As a result of the Company’s successful capital raise on December, 2013, growth in mortgage origination, the SBA portfolio, and other small business loan production is expected to exceed principal amortization and loan payoffs. Additionally, due to the favorable interest rate environment, production of warehouse loans held-for-investment will continue to be a strategic focus, but there is no certainty that the balance of such loans will increase.

The composition of the Bank’s portfolio loans is heavily weighted toward one- to four-family residential mortgage loans. As of December 31, 2013, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $220.2 million, or 59.0% of total gross portfolio loans. Approximately $32.0 million, or 60.6% of loans recorded as home equity loans are in a first lien position. Accordingly, $199.4 million, or 90.6% of loans collateralized by one- to four-family residential loans were in a first lien position as of December 31, 2013.

The composition of the Bank’s loan portfolio by state as of December 31, 2013 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family first mortgages	$107,974	$37,565	$21,916	$167,455
One- to four-family second mortgages	25,412	26,375	980	52,767
One- to four-family construction loans	–	–	–	–
	$133,386	$63,940	$22,896	$220,222

Allowance for Portfolio Loan Losses

The allowance was $6.9 million, or 1.8% of total loans at December 31, 2013 compared to $10.9 million, or 2.5% of total loans at December 31, 2012. The activity in the allowance for the years ended December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
	(Dollars in Thousands)

Balance at beginning of year	$10,889	$15,526

Charge-offs:
Real estate loans:
One- to four-family	(4,485)	(6,347)
Commercial	(2,452)	(2,756)
Other (land and multi-family)	(790)	(1,906)
Real estate construction loans:
One- to four-family	–	–
Commercial	–	(1,145)
Acquisition and development	–	–
Other portfolio loans:
Home equity	(2,017)	(3,215)
Consumer	(2,131)	(1,567)
Commercial	(880)	(1,769)
Total charge-offs	(12,755)	(18,705)

Recoveries:
Real estate loans:
One- to four-family	961	1,036
Commercial	–	3
Other (land and multi-family)	63	8
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	395	223
Consumer	289	305
Commercial	78	2
Total recoveries	1,786	1,577

Net charge-offs	(10,969)	(17,128)
Provision for portfolio loan losses	7,026	12,491
Balance at end of year	$6,946	$10,889

Net charge-offs to average outstanding portfolio loans	2.77%	3.59%

Net charge-offs during 2013 decreased compared to 2012 primarily due to $3.2 million less in charge-offs related to one-to-four family residential loans and home equity loans, $1.0 million less in charge-offs related to collateral-dependent commercial real estate property, $0.9 million less in charge-offs related to construction loans, and $1.0 million less in charge-offs related to collateral-dependent commercial land loans.

On December 27, 2013, the Company completed a bulk sale transaction, which included non-performing loans of $10.6 million. The bulk sale resulted in $4.7 million in charge-offs, $2.3 million of which had not been reserved for previously. The Company seeks to reduce non-performing loans in the least costly way possible, including workout, troubled debt restructurings, short sales and when necessary foreclosure, disposal of collateral, and bulk sale. Portfolio loans the Company holds for sale are recorded at the lower of cost or fair market value on an aggregate basis and reported as held-for-sale. As of December 31, 2013, the Company had no non-performing loans held-for-sale.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing. During the year ended December 31, 2013, charge-offs included partial charge-offs of $1.6 million of one- to four-family first mortgages and home equity loans identified as non-performing, a decrease of $2.2 million as compared to $3.8 million for the year ended December 31, 2012, principally attributable to decreased losses on first mortgages and home equity loans.

Below is a comparative composition of non-performing assets as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in Thousands)

Non-performing assets:
Real estate loans:
One- to four-family	$2,677	$10,555
Commercial	–	8,643
Other (land and multi-family)	75	595
Real estate construction loans:
One- to four-family	–	–
Commercial	–	739
Acquisition and development	–	–
Other portfolio loans:
Home equity	400	2,212
Consumer	229	969
Commercial	–	1,171
Total non-performing loans	3,381	24,884
Other real estate owned	5,225	8,065
Total non-performing assets	$8,606	$32,949

Non-performing loans to total loans	0.9%	5.8%
Non-performing assets to total assets	1.2%	4.3%

Non-performing loans were $3.4 million or 0.9% of total loans at December 31, 2013 as compared to $24.9 million or 5.8% of total loans at December 31, 2012. The decrease in non-performing loans was primarily due to a bulk sale of non-performing assets on December 27, 2013, which included non-performing loans of $10.6 million, the transfer of $10.5 million in non-performing loans to OREO, and the return to performing status of a $1.0 million residential mortgage loan. Additionally, the decrease is due to fewer performing loans becoming non-performing loans.

During 2012 and continuing into 2013 the market for disposing of non-performing assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance, however, the Company continues to attempt to reduce non-performing assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s best estimate of loss.

As of December 31, 2013, total non-performing one- to four-family residential and home equity loans of $3.1 million was comprised of $4.5 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as non-performing. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of December 31, 2013, and December 31, 2012, all non-performing loans were classified as non-accrual, and there were no loans 90 days past due and accruing interest as of December 31, 2013 and 2012.

OREO decreased $2.9 million to $5.2 million at December 31, 2013 from $8.1 million at December 31, 2012 as the foreclosed asset sales of $11.2 million, including $2.6 million in a bulk sale transaction, and OREO write-downs of $2.2 million, exceeded transfers from non-performing loans into OREO of $10.5 million during 2013. Historically, the Company does not incur additional material losses after non-performing loans are moved to OREO, or as a result of the sale of OREO. However, due to the bulk sale of certain OREO in 2013, the Company recorded a net loss on the sale of foreclosed assets of $3.6 million for the year ended December 31, 2013. The Company recorded a net loss on the sale of foreclosed assets of $0.4 million for the year ended December 31, 2012. The Company does not intend to sell non-performing loans through bulk sale transactions in the near term.

Impaired Loans

The following table shows impaired loans segregated by performing and non-performing status and the associated specific reserve as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$263	$–	$6,465	$–
Non-performing (1)	131	–	11,196	286
Troubled debt restructuring by category:
Troubled debt restructurings performing for less than 12 months – commercial	13,008	123	7,632	214
Troubled debt restructurings performing for less than 12 months – residential	8,767	1,227	12,383	1,688
Total impaired loans	$22,169	$1,350	$37,676	$2,188

(1)   Balance includes non-performing TDR loans of $0.1 million and $2.4 million as of December 31, 2013 and December 31, 2012, respectively. There are no specific reserves for such loans as of December 31, 2013 and December 31, 2012, respectively.

No portfolio loans were added to performing impaired loans during 2013. The decline in non-performing impaired loans was primarily due to a bulk sale of non-performing assets, which included non-performing impaired loans of $2.8 million, the transfer of $6.4 million of non-performing impaired loans to OREO during the year, and other sales of non-performing impaired loans of $2.5 million, partially offset by additions to non-performing impaired loans of $1.5 million during 2013.

Impaired loans include large non-homogeneous loans where it is probable that the Bank will not receive all principal or interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. TDR loans totaled $21.9 million as of December 31, 2013 as compared to $22.4 million at December 31, 2012.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve (12) months in accordance with the modified terms. At December 31, 2013, approximately $12.3 million of restructured loans, previously disclosed as TDRs, have demonstrated 12 months of performance under restructured terms and are no longer reported as impaired loans.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), small business loans originated internally (SBA loans held-for-sale), and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Other loans:
Held-for-sale	$1,656	$4,089
Warehouse loans held-for-investment	20,523	68,479
Total other loans	$22,179	$72,568

Other loans decreased $50.4 million, or 69.4% to $22.2 million at December 31, 2013 as compared to $72.6 million at December 31, 2012 primarily due to a decrease in warehouse loan originations and the weighted average number of days outstanding of warehouse loans held-for-investment. The decrease in warehouse loan originations is the result of a decline in home purchase and refinance volume, due to rising interest rates.

During 2012, the Company phased out its internally generated one- to four-family residential mortgage business in favor of a referral program whereby the Bank earns a fee for closed loans. As a result, the Company did not internally originate or sell any mortgage loans held-for-sale during the year ended December 31, 2013 as compared to originations of $27.0 million and sales of $29.6 million during the year ended December 31, 2012. The gain recorded on sale of mortgage loans held-for-sale during 2012 was $0.7 million. With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans, and beginning early in 2014 intends to originate some of those loans to be held-for-sale.

During the year ended December 31, 2013 the Company internally originated $6.4 million and sold $9.6 million of SBA loans held-for-sale compared to originations of $12.7 million and sales of $7.8 million during the year ended December 31, 2012. The gain recorded on sales of SBA loans held-for-sale during 2013 and 2012 was $0.6 million and $0.8 million, respectively.

Loans originated and sold under the Company’s warehouse lending program were $823.3 million and $871.3 million, respectively, for the year ended December 31, 2013 as compared to originations and sales of $900.4 million and $889.8 million, respectively, for the year ended December 31, 2012. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for the years ended December 31, 2013 and 2012 of $1.6 million and $2.2 million, respectively. For the year ended December 31, 2013, the weighted average number of days outstanding of warehouse loans held-for-investment was 19 days.

Deferred Income Taxes

As of both December 31, 2013 and 2012 the Company concluded that, while improved operating results are expected as the economy continues to improve and the Bank’s non-performing assets remain at low levels, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the credit related costs and the impact of its high debt costs on profitability. Consequently the Company has recorded a valuation allowance of $17.5 million for the entire amount of the net federal and state deferred tax assets as of December 31, 2013. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some of the valuation allowance may be available as a tax benefit. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. The deferred tax asset is discussed in detail in Note 14 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report.

Deposits

Total deposits were $460.1 million at December 31, 2013, a decrease of $39.7 million from $499.8 million at December 31, 2012. Non-maturing deposits and time deposits decreased by $20.8 million and $18.9 million, respectively, during 2013. Non-maturing deposits decreased to $276.3 million at December 31, 2013 due to a $7.1 million decrease in noninterest-bearing demand deposits, a $4.5 million decrease in interest-bearing demand deposits, and a $9.2 million decrease in savings and money market deposits as the Bank sought to manage the balance sheet by actively reducing deposit rates, while maintaining relationship customers. Time deposits decreased to $183.8 million as of December 31, 2013 due to a decrease of $17.8 million in our standard certificates of deposit, a decrease of $21.1 million in deposits originally acquired through a national internet deposit program and broker deposit declines of $5.0 million, partially offset by an increase of $25.0 million related to a retail certificates of deposit promotion.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise, the Bank will actively seek to grow deposits to meet liquidity needs during 2014. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank may supplement core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker internet deposit program, which has been successfully utilized in the past, or the creation of new business deposit products. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and, therefore, cause the Bank to change its strategy. Under the Consent Order, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At December 31, 2013 the Bank did not have any brokered deposits, and management does not intend to use brokered deposits in the near term. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has reverse repurchase agreements with a carrying amount of $92.8 million as of December 31, 2013 and 2012. Collateral for $77.8 million of the structured notes are subject to a reduction of 12.0% after applying values set by the counterparties. Collateral for $15.0 million of the structured notes are subject to a reduction of 9.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $115.8 million and $116.9 million in securities posted as collateral for these instruments as of December 31, 2013 and 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases.

Information concerning reverse repurchase agreements as of December 31, 2013 and 2012 is summarized as follows:

	December 31, 2013	December 31, 2012
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	30	42

Under the agreements to repurchase, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of a revised agreement the Company entered into on August 2, 2012 with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at December 31, 2013. However, the Company was required to increase pledged collateral by $4.0 million during 2013 due to capital ratios falling below the PCA defined levels of well-capitalized at December 31, 2012. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At December 31, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by approximately $7.1 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

FHLB borrowings at December 31, 2013 and 2012 were $110.0 million and $135.0 million, respectively. The FHLB advances had a weighted-average maturity of 39 months and a weighted-average rate of 4.11% at December 31, 2013. During the first quarter 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. This prepayment reduced interest expense by $0.8 million during 2013 and reduced the amount of collateral required to secure the debt.

The Bank’s remaining borrowing capacity with the FHLB is $5.0 million at December 31, 2013. The minimal borrowing capacity was due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs.  In addition, effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of December 31, 2013, fair value exceeded the book value of the individual advances by $10.5 million, which was collateralized entirely by investment securities. Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $26.9 million as of December 31, 2013. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value. To the extent it is required to purchase additional securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher interest-earning asset growth.

Stockholders’ Equity

Stockholders’ equity increased by $25.2 million to $65.5 million at December 31, 2013 from $40.3 million at December 31, 2012 primarily due to the capital raise on December 3, 2013 which resulted in $44.9 million in net proceeds, partially offset by the net loss of $11.4 million and a decrease in accumulated other comprehensive income (loss) of $8.3 million for the year ended December 31, 2013. The decrease in accumulated other comprehensive income (loss) was due to a negative change in the fair value of investment securities available-for-sale because of an increase in interest rates during 2013.

Beginning in 2009, the Company implemented strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio increased to 8.9% at December 31, 2013, from 5.2% at December 31, 2012. As of December 31, 2013, the Bank’s Tier 1 capital to adjusted assets ratio was 9.73%, Total risk based capital to risk- weighted assets ratio was 20.47% and Tier 1 capital to risk-weighted assets ratio was 19.22%. These ratios as of December 31, 2012 were 5.13%, 9.78%, and 8.52%, respectively. The Bank is currently deemed well-capitalized for regulatory supervision purposes.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012.

General

Net loss for the year ended December 31, 2013 was $11.4 million, as compared to a net loss of $6.7 million for the year ended December 31, 2012. The net loss for 2013 increased compared with 2012 due to a decrease in net interest income of $3.1 million, a decrease in noninterest income of $3.8 million, and an increase in noninterest expense of $3.5 million, partially offset by a reduction in the provision expense of $5.5 million. Net interest income declined in 2013 due to a reduction in portfolio loans, held-for-sale loans and warehouse loans held-for-investment outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Noninterest income decreased due to a decrease in gains on sales of investment securities, as well as reductions in gains on sales of loans held-for-sale. Noninterest expense increased during 2013 compared to 2012 due to costs associated with the bulk sale of non-performing assets on December 27, 2013, additional professional and outside services expense associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, and higher FDIC insurance expense partially offset by lower compensation costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended December 31, 2013 and 2012. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$444,213	$25,905	5.83%	$529,518	$30,223	5.71%
Investment securities (2)	165,289	2,576	1.56%	148,279	3,021	2.04%
Other interest-earning assets (3)	90,074	355	0.39%	67,766	261	0.39%
Total interest-earning assets	699,576	28,836	4.12%	745,563	33,505	4.49%
Noninterest-earning assets	38,008			36,192
Total assets	$737,584			$781,755

Interest-bearing liabilities:
Interest-bearing demand accounts	$71,757	$219	0.30%	$75,440	$355	0.47%
Savings deposits	70,096	234	0.33%	76,310	346	0.45%
Money market accounts	104,229	487	0.47%	118,005	583	0.49%
Time deposits	203,920	2,368	1.16%	192,109	2,845	1.48%
Securities sold under agreements to repurchase	92,800	4,796	5.17%	92,800	4,809	5.18%
Federal Home Loan Bank advances	110,068	4,591	4.17%	135,000	5,332	3.95%
Total interest-bearing liabilities	652,870	12,695	1.94%	689,664	14,270	2.07%
Noninterest-bearing liabilities	47,191			46,147
Total liabilities	700,061			735,811
Total stockholders’ equity	37,523			45,944
Total liabilities and stockholders’ equity	$737,584			$781,755

Net interest income		$16,141			$19,235
Net interest spread			2.18%			2.42%
Net interest-earning assets	$46,706			$55,899
Net interest margin (4)			2.31%			2.58%
Average interest-earning assets to average interest-bearing liabilities		107.15%			108.11%

____________
(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Non-accrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to	Due to	Total
	Volume	Rate	Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$(4,962)	$644	$(4,318)
Investment securities	320	(765)	(445)
Other interest-earning assets	88	6	94
Total interest-earning assets	(4,554)	(115)	(4,669)

Interest-bearing liabilities:
Interest-bearing demand accounts	(17)	(119)	(136)
Savings deposits	(26)	(86)	(112)
Money market accounts	(66)	(30)	(96)
Time deposits	167	(644)	(477)
Securities sold under agreements to repurchase	-	(13)	(13)
Federal Home Loan Bank advances	(1,027)	286	(741)
Total interest-bearing liabilities	(969)	(606)	(1,575)

Net interest income	$(3,585)	$491	$(3,094)

Interest Income

Total interest income decreased $4.7 million to $28.8 million for the year ended December 31, 2013 from $33.5 million for the year ended December 31, 2012 primarily due to the decrease in interest income on loans and investment securities. Interest income on loans decreased to $25.9 million for the year ended December 31, 2013 from $30.2 million in 2012. This decrease was due to a decline in the average balance of loans, which decreased $85.3 million to $444.2 million for the year ended December 31, 2013 from $529.5 million in the prior year, partially offset by an increase in average yield on loans of 12 basis points to 5.83% for the year ended December 31, 2013. The average balance of loans declined due to the reduction in portfolio loans outstanding, and the decrease in warehouse loans held-for-investment outstanding. Both warehouse loan originations decreased and the weighted average number of days warehouse loans held-for-investment are outstanding decreased during 2013, resulting in reduced interest income and decreased fee income. The decrease in warehouse loan originations is the result of a decline in home purchase and refinance volume, due to rising interest rates. Interest income earned on securities decreased $0.4 million to $2.6 million for the year ended December 31, 2013 from $3.0 million in 2012. This decrease was due to lower yields on reinvested securities and increased amortization of purchase premiums due to higher prepayments. The impact of the decline in yield by 48 basis points to 1.56% was partially offset by an increase in the average balance of securities of $17.0 million to $165.3 million for the year ended December 31, 2013. The proceeds from our capital raise in December 2013 should facilitate a change in the mix of interest-earning assets back into higher yielding loans and investment securities, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $1.6 million to $12.7 million for the year ended December 31, 2013 from $14.3 million in 2012 primarily due to the decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits for the year ended December 31, 2013, as compared to 2012, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 15 basis points to 0.67% for the year ended December 31, 2013 as compared to 0.82% in 2012 due to the low interest rate environment. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million. This prepayment reduced interest expense by $0.8 million for 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.83% for the year ended December 31, 2013 down from 1.95% for 2012, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the reverse repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $3.1 million to $16.1 million for the year ended December 31, 2013 from $19.2 million for the year ended December 31, 2012, due to the decrease in portfolio loans, held-for-sale loans and warehouse loans held-for-investment outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 24 basis points to 2.18% for the year ended December 31, 2013 as compared to 2.42% in 2012. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 27 basis points to 2.31% for the year ended December 31, 2013 as compared to 2.58% in 2012. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed-interest rate debt, which has a weighted average rate of 4.56%, combined with declining balances of interest-earning assets and the change in mix due to higher levels of lower yielding cash equivalent balances to meet liquidity needs.

Provision for Portfolio Loan Losses

Provision expense was $7.0 million and $12.5 million during the years ended December 31, 2013 and 2012, respectively. The decline in the provision expense during 2013 compared with 2012 reflected reduced non-performing loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. Net charge-offs for the year ended December 31, 2013 were $11.0 million as compared to $17.1 million in 2012. The decrease in net charge-offs in 2013 compared with 2012 primarily reflected $3.2 million less in charge-offs related to one-to-four family residential loans and home equity loans, $1.0 million less in charge-offs related to collateral-dependent commercial real estate property, $0.9 million less in charge-offs related to construction loans, and $1.0 million less in charge-offs related to collateral-dependent commercial land loans. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2013 included $1.6 million of partial charge-offs as compared to $3.8 million in 2012.

Noninterest Income

The components of noninterest income for the years ended December 31, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,988	$3,344	$(356)	-10.6%
Gain on sale of loans held-for-sale	692	1,830	(1,138)	-62.2%
Gain on securities available-for-sale	–	2,410	(2,410)	-100.0%
Bank owned life insurance earnings	380	444	(64)	-14.4%
Interchange fees	1,571	1,584	(13)	-0.8%
Other	697	484	213	44.0%
	$6,328	$10,096	$(3,768)	-37.3%

Noninterest income for the year ended December 31, 2013 decreased $3.8 million to $6.3 million as compared to $10.1 million in 2012. The decrease in noninterest income was primarily due to reductions in gains on sales of investment securities, as well as reductions in gains on sales of loans held-for-sale from mortgage origination activity following a reorganization of this business in the second half of 2012 in order to reduce non-interest expense, and service charges and fees.

Gains on sales of investment securities decreased $2.4 million during the year ended December 31, 2013, as the Company did not sell any investment securities during the year. For the year ended December 31, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $47,000 in net gains recognized for the servicing of SBA loans held-for-sale. For the year ended December 31, 2012, gains on sales of mortgage loans held-for-sale was $713,000, gains on sales of SBA loans held-for-sale was $786,000, and net gains recognized for the servicing of SBA loans held-for-sale was $331,000. The Company expects gains on sales of SBA loans to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term.

Service charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased non-sufficient funds (NSF) activity. The Company expects continued decline in NSF fees in 2014 as compared to 2013 as the Bank’s volume of overdrafts and NSF activity is decreasing.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$8,382	$9,012	$(630)	-7.0%
Occupancy and equipment	1,905	2,002	(97)	-4.8%
FDIC insurance premiums	1,671	1,458	213	14.6%
Foreclosed assets, net	3,609	406	3,203	788.9%
Data processing	1,430	1,398	32	2.3%
Outside professional services	2,663	2,437	226	9.3%
Collection expense and repossessed asset losses	2,337	2,695	(358)	-13.3%
Other	4,852	3,949	903	22.9%
	$26,849	$23,357	$3,492	15.0%

Noninterest expense increased $3.5 million to $26.9 million for the year ended December 31, 2013 from $23.4 million for the year ended December 31, 2012. Noninterest expense for the year ended December 31, 2013 primarily reflected additional costs associated with the bulk sale of non-performing assets on December 27, 2013, as well as the write-down of OREO to facilitate two additional asset sales early in 2014. Noninterest expense was also higher in 2013 due to additional professional and outside services expense associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, higher FDIC insurance expense partially offset by lower compensation costs. The costs associated with the bulk sale transaction and the write-down of OREO amounted to $3.8 million during 2013. The costs associated with the proposed merger amounted to $1.3 million during 2013.

With the Company’s strengthened capital position, management expects to reduce its risk-related operating expenses, like FDIC insurance costs, accounting costs, foreclosed asset collection expenses and D&O insurance costs, in 2014.

Income Tax

The Company recorded no income tax expense for the year ended December 31, 2013 and $0.2 million in income tax expense for the year ended December 31, 2012. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 70 for additional information.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011.

General

Net loss for the year ended December 31, 2012 was $6.7 million, as compared to a net loss of $10.3 million for the year ended December 31, 2011. The net loss for 2012 declined compared with 2011 due to a decrease in the provision expense of $2.9 million and a decrease in noninterest expense of $4.7 million, primarily related to a reduction in compensation and benefits, partially offset by a decrease in net interest income of $2.3 million, due to lower average balances and yields of interest-earning assets, and a decrease in noninterest income of $1.1 million, primarily due to lower gains on the sale of investment securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended December 31, 2012 and 2011. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$529,518	$30,223	5.71%	$585,918	$33,675	5.75%
Investment securities (2)	148,279	3,021	2.04%	144,912	4,485	3.09%
Other interest-earning assets (3)	67,766	261	0.39%	29,960	121	0.41%
Total interest-earning assets	745,563	33,505	4.49%	760,790	38,281	5.03%
Noninterest-earning assets	36,192			46,995
Total assets	$781,755			$807,785

Interest-bearing liabilities:
Interest-bearing demand accounts	$75,440	$355	0.47%	$74,716	$820	1.10%
Savings deposits	76,310	346	0.45%	69,420	430	0.62%
Money market accounts	118,005	583	0.49%	119,062	887	0.75%
Time deposits	192,109	2,845	1.48%	207,167	4,041	1.95%
Securities sold under agreements to repurchase	92,800	4,809	5.18%	92,800	4,786	5.16%
Federal Home Loan Bank advances	135,000	5,332	3.95%	146,841	5,576	3.80%
Other borrowings	–	–	–%	537	216	40.28%
Total interest-bearing liabilities	689,664	14,270	2.07%	710,543	16,756	2.36%
Noninterest-bearing liabilities	46,147			43,779
Total liabilities	735,811			754,322
Total stockholders’ equity	45,944			53,463
Total liabilities and stockholders’ equity	$781,755			$807,785

Net interest income		$19,235			$21,525
Net interest spread			2.42%			2.67%
Net interest-earning assets	$55,899			$50,247
Net interest margin (4)			2.58%			2.83%
Average interest-earning assets to average interest-bearing liabilities		108.11%			107.07%
____________
(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Non-accrual loans included as loans carrying a zero yield.
(2)
Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.

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

Interest Expense

Interest expense declined by $2.5 million to $14.3 million for the year ended December 31, 2012 from $16.8 million in 2011 primarily due to the decrease in interest expense on deposits. The decrease in interest expense on deposits for the year ended December 31, 2012, as compared to 2011, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 39 basis points to 0.82% for the year ended December 31, 2012 as compared to 1.21% in 2011 due to the low interest rate environment. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.95% for the year ended December 31, 2012 down from 2.24% for 2011, primarily due to lower cost of deposits. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the reverse repurchase agreements and FHLB advances.

Net Interest Income

Net interest income decreased $2.3 million to $19.2 million for the year ended December 31, 2012 from $21.5 million for the year ended December 31, 2011, due to the decrease in interest income resulting from a reduction in average outstanding interest-earning assets and lower average yields earned on those assets, partially offset by decreased interest expense on deposits. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 25 basis points to 2.42% for the year ended December 31, 2012 as compared to 2.67% in 2011. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 25 basis points to 2.58% for the year ended December 31, 2012 as compared to 2.83% in 2011. The decline in both the net interest rate spread and the net interest margin primarily reflected the impact of the Bank’s high fixed- interest rate debt, which has a weighted average rate of 4.45%, combined with declining interest earning assets.

Provision for Portfolio Loan Losses

Provision expense was $12.5 million and $15.4 million during the years ended December 31, 2012 and 2011, respectively. Net charge-offs for the year ended December 31, 2012 were $17.1 million as compared to $13.2 million in 2011. Included in charge-offs for 2012 was approximately $4.6 million of specific reserves established in prior years and accordingly did not result in additional provision expense. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes non-performing, net charge-offs in 2012 included $3.8 million of partial charge-offs as compared to $6.1 million in 2011.

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

Noninterest income for the year ended December 31, 2012 decreased $1.1 million to $10.1 million as compared to $11.2 million in 2011. The decrease in noninterest income was primarily due to reductions in gains on sales of investment securities, service charges and fees, and BOLI.

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

For the year ended December 31, 2012, gains on sales of loans held-for-sale included $1.1 million in sales of SBA loans, which primarily consisted of $0.3 million in net gains recognized for the servicing of SBA loans and $0.7 million in gains on the sale one- to four-family residential loans sold to the secondary market. For the year ended December 31, 2011, gains on sales of mortgages originated for sale was $1.3 million and gains on sales of SBA loans was $0.5 million.

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

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Atlantic Coast Financial Corporation relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in deposit accounts, cash flows from loan payments and securities sales and borrowings. The scheduled amortization of loans and securities as well as proceeds from borrowings, are predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly with an average duration of approximately 20 days, with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

While primary sources of funds continue to be adequate to meet demands, the Bank has limited contingent liquidity sources available to meet potential funding requirements. As a result, management has increased the amount of cash and cash equivalents held during 2013 to an average of $84.1 million from an average of $64.3 million during the year ended December 31, 2012. As of December 31, 2013 and 2012, the Company had additional borrowing capacity of $5.0 million and $5.2 million, respectively, with the FHLB. During 2012, the Company’s borrowing capacity was reduced following an FHLB credit and collateral review. Also, during 2012, the Bank was notified by the FRB that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $26.9 million and $21.6 million as of December 31, 2013 and 2012, respectively. The Company also utilizes a non-brokered internet certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During 2013, the Bank decreased deposits from this service by $21.1 million, but expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s reverse repurchase agreements which total $92.8 million at December 31, 2013 have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $77.8 million of the $92.8 million of long-term debt, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at December 31, 2013. However, the Company was required to increase pledged collateral by $4.0 million during 2013 due to capital ratios falling below the PCA defined levels of well-capitalized at December 31, 2012. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During 2013, cash and cash equivalents increased $46.4 million from $67.8 million as of December 31, 2012 to $114.2 million as of December 31, 2013 as a result of the capital raise completed on December 3, 2013, and as a part of the Bank’s strategy to strengthen its overall liquidity position. Cash from operating activities of $4.3 million and cash from investing activities of $61.8 million was more than cash used in financing activities of $19.7 million. Primary sources of cash were from repayment of warehouse loans held-for-investment of $871.3 million, proceeds from the sale of common stock of $44.9 million, net decreases in portfolio loans of $42.8 million, proceeds from maturities and payments of investment securities of $31.7 million, proceeds from the sale of OREO of $9.6 million, and proceeds from the sale of loans held-for-sale of $9.6 million. Primary uses of cash included funding of warehouse loans held-for-investment of $823.3 million, purchases of investment securities of $60.9 million, net decreases in deposits of $39.7 million, and the repayment of FHLB advances of $25.0 million.

During 2012, cash and cash equivalents increased $26.8 million from $41.0 million as of December 31, 2011 to $67.8 million as of December 31, 2012 as part of the Bank’s strategy to strengthen its overall liquidity position. Cash from operating activities of $5.7 million and cash from investing activities of $29.8 million was more than cash used in financing activities of $8.7 million. Primary sources of cash were from repayment of warehouse loans held-for-investment of $889.8 million, proceeds from sales of securities available-for-sale of $82.2 million, net decreases in loans of $60.2 million, proceeds from maturities and payments of investment securities of $38.1 million, proceeds from the sale of loans held-for-sale of $37.1 million, and proceeds from the sale of OREO of $6.5 million. Primary uses of cash included funding of warehouse loans held-for-investment of $900.5 million, purchases of investment securities of $151.7 million, originations of loans held-for-sale of $35.5 million, and net decreases in deposits of $8.7 million.

Contractual Obligations and Commitments

The following table presents the Company’s longer-term, non-deposit related, contractual obligations, commitments to extend credit to borrowers and purchase commitments, in aggregate and by payment due dates:

	December 31, 2013
	Less Than	1 Through	4 Through 5	More Than
	1 Year	3 Years	years	5 Years	Total
	(Dollars in Thousands)
Federal Home Loan Bank advances	$–	$40,000	$65,000	$5,000	$110,000
Operating leases (premises and equipment)	322	407	190	–	919
Borrowings and operating leases	322	40,407	65,190	5,000	110,919

Undistributed portion of loans closed					3,090
Unused lines of credit					47,803
Total loan commitments					50,893

Loan purchase commitment					–
Security repurchase commitment	26,500	15,000	51,300	–	92,800
Total purchase commitments	26,500	15,000	51,300	–	92,800

Total contractual obligations and loan commitments	$26,822	$55,407	$116,490	$5,000	$254,612

Capital Resources

At December 31, 2013, stockholders’ equity totaled $65.5 million. During 2013 the Company’s Board of Directors declared no regular quarterly dividends. The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements and currently is subject to regulatory approval.

As of December 31, 2013 Atlantic Coast Financial Corporation held no treasury stock. The Company suspended its repurchase program in March 2009. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments and capital requirements.

Atlantic Coast Bank’s actual capital levels and ratios in comparison to well-capitalized levels and required capital levels under the Consent Order were as follows:

			Required to be Well-Capitalized		Required Capital Levels
	Actual		Under Prompt Corrective Action		Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)

December 31, 2013
Total capital (to risk weighted assets)	$77.0	20.47%	$37.6	10.00%	$48.9	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.3	19.22%	22.6	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.3	9.73%	37.1	5.00%	66.9	9.00%

As described in Item 1A. Risk Factors and Item 1. Business - Supervision and Regulation, the Company entered into a Consent Order with the OCC, which requires the Bank to develop strategic and capital plans to achieve and maintain specific capital levels, to implement liquidity and concentration risk management programs, to revise its problem asset reduction plan and to develop policies and procedures to prevent future violations of law or regulation. The Bank was in compliance with the Order at December 31, 2013, with respect to the required capital levels. The Bank’s capital classification under the PCA rules as of December 31, 2013 was well-capitalized.

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets and our profitability, management believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the consumer price index (CPI) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In years of low inflation and low interest rates, the opposite may occur.

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 13 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report.

Future Accounting Pronouncements

See Note 1 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) contained in this report for a discussion of recently issued or proposed accounting pronouncements.

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

The ALCO generally meets at least quarterly, but more frequently if needed, to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to income simulations. The ALCO recommends appropriate strategy changes based on this review. The ALCO also is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. A key element of our asset/liability plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and rate-sensitive liabilities. Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate loans, the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of the FHLB advances.

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

				Net Present Value
				as a Percentage of
				Present Value of Assets (PVA) (3)		Net Interest Income
		Estimated Increase /					Increase / (Decrease)
		(Decrease) in Net					in Estimated Net
		Present Value					Interest Income
Change in
Interest
Rates –	Estimated				Increase /	Estimated
Basis	Net Present			Net Present	(Decrease) –	Net Interest
Points (1)	Value (2)	Amount	Percent	Value Ratio (4)	Basis Points	Income	Amount	Percent
(Dollars in Thousands)

As of December 31, 2013:
+300	$53,411	$(18,980)	-26.2%	7.71%	(192)	$18,600	$(78)	-0.4%
+200	59,606	(12,785)	-17.7%	8.38%	(125)	18,626	(52)	-0.3%
+100	67,304	(5,087)	-7.0%	9.20%	(43)	18,652	(26)	-0.1%
0	72,391	–	–	9.63%	–	18,678	–	–
-100	74,408	2,017	2.8%	9.69%	6	18,550	(128)	-0.7%

As of December 31, 2012:
+300	$31,035	$2,850	10.1%	4.16%	62	$19,897	$1,860	10.3%
+200	34,583	6,398	22.7%	4.53%	99	18,903	866	4.8%
+100	32,097	3,912	13.9%	4.11%	57	18,470	433	2.4%
0	28,185	–	–	3.54%	–	18,037	–	–
-100	18,409	(9,776)	-34.7%	2.29%	(125)	17,602	(435)	-2.4%
____________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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

The Company’s greatest risk is due to a negative change in interest rates, which would decrease net interest income at a greater rate than a positive change in interest rates. However, in an upward rate environment the Company’s net present value of cash flows and net interest income would decline, whereas only net interest income would decline in a downward rate environment. This is due to several factors including, but not limited to, the decreasing asset base, the average life of assets being extended in comparison to the average life of liabilities, as a decrease in the prepayment speed of one- to four-family residential and home equity loans would likely occur, and the high level of fixed rate debt at interest rates well above market. The Company’s exposure to interest risk will continue to be at an elevated level as long as interest rates remain low, which magnifies the impact of the cost of the Company’s long term debt and increased investment in lower rate investment securities along with an overall decline in interest-earning assets.

The change in the net present value of cash flows, as compared to December 31, 2012, is attributable to the increase in long-term treasury rates, which results in reduced estimated prepayment speeds of one- to four-family residential and home equity loans. The 10-year treasury rate as of December 31, 2013 and December 31, 2012 was 3.04% and 1.78%, respectively.

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

We have audited the accompanying consolidated balance sheets of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Jacksonville, Florida
March 14, 2014

Member of the RSM International network of Independent accounting, tax and consulting firms.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in Thousands, Except Share Information)

	2013	2012
ASSETS
Cash and due from financial institutions	$2,889	$7,490
Short-term interest-earning deposits	111,305	60,338
Total cash and cash equivalents	114,194	67,828
Investment securities:
Securities available-for-sale	159,732	159,745
Securities held-to-maturity	19,266	–
Total investment securities	178,998	159,745
Portfolio loans, net of allowance of $6,946 in 2013 and $10,889 in 2012	371,956	421,201
Other loans:
Held-for-sale	1,656	4,089
Warehouse held-for-investment	20,523	68,479
Total other loans	22,179	72,568
Federal Home Loan Bank stock, at cost	5,879	7,260
Land, premises and equipment, net	14,253	14,584
Bank owned life insurance	16,143	15,764
Other real estate owned	5,225	8,065
Accrued interest receivable	1,826	2,035
Other assets	2,980	3,569
Total assets	$733,633	$772,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$34,782	$41,904
Interest-bearing demand	68,954	73,490
Savings and money market	172,552	181,708
Time	183,810	202,658
Total deposits	460,098	499,760
Securities sold under agreements to repurchase	92,800	92,800
Federal Home Loan Bank advances	110,000	135,000
Accrued expenses and other liabilities	5,210	4,799
Total liabilities	668,108	732,359

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2013 and December 31, 2012	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized, 15,509,061 issued and outstanding at December 31, 2013 and 2,629,061 issued and outstanding at December 31, 2012	155	26
Additional paid-in capital	100,794	56,132
Common stock held by:
Employee stock ownership plan shares of 81,437 at December 31, 2013 and 86,227 at December 31, 2012	(1,769)	(1,873)
Benefit plans	(317)	(338)
Retained deficit	(25,779)	(14,373)
Accumulated other comprehensive income (loss)	(7,559)	686
Total stockholders’ equity	65,525	40,260
Total liabilities and stockholders’ equity	$733,633	$772,619

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Share Information)

	2013	2012	2011

Interest and dividend income:
Loans, including fees	$25,905	$30,223	$33,675
Securities and interest-earning deposits in other financial institutions	2,931	3,282	4,606
Total interest and dividend income	28,836	33,505	38,281
Interest expense:
Deposits	3,308	4,129	6,178
Securities sold under agreements to repurchase	4,591	4,809	4,786
Federal Home Loan Bank advances	4,796	5,332	5,576
Other borrowings	–	–	216
Total interest expense	12,695	14,270	16,756
Net interest income	16,141	19,235	21,525
Provision for portfolio loan losses	7,026	12,491	15,383
Net interest income after provision for portfolio loan losses	9,115	6,744	6,142

Noninterest income:
Service charges and fees	2,988	3,344	3,765
Gain on sale of loans held-for-sale	692	1,830	1,784
Gain on sale of securities available-for-sale (includes $2,410 and $3,388 accumulated other comprehensive income reclassifications for unrealized net gains for the years ended December 31, 2012 and 2011, respectively)	–	2,410	3,388
Other-than-temporary-impairment loss:
Total impairment loss	–	–	(234)
Portion of loss recognized in other comprehensive income	–	–	48
Reclassification from other comprehensive income	–	–	–
Net impairment loss recognized in earnings	–	–	(186)
Bank owned life insurance earnings	380	444	674
Interchange fees	1,571	1,584	1,400
Other	697	484	407
Total noninterest income	6,328	10,096	11,232

Noninterest expense:
Compensation and benefits	8,382	9,012	12,078
Occupancy and equipment	1,905	2,002	2,311
FDIC insurance premiums	1,671	1,458	1,199
Foreclosed assets, net	3,609	406	998
Data processing	1,430	1,398	1,579
Outside professional services	2,663	2,437	2,444
Collection expense and repossessed asset losses	2,337	2,695	2,454
Other	4,852	3,949	5,022
Total noninterest expense	26,849	23,357	28,085

Loss before income tax expense (benefit)	(11,406)	(6,517)	(10,711)
Income tax expense (benefit)	–	150	(424)
Net loss	$(11,406)	$(6,667)	$(10,287)

Loss per common share:
Basic	$(3.23)	$(2.67)	$(4.13)
Diluted	$(3.23)	$(2.67)	$(4.13)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Share Information)

	2013	2012	2011
Net loss	$(11,406)	$(6,667)	$(10,287)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(8,245)	2,980	1,515
Less reclassification adjustments for (gains) losses recognized in income	–	(2,410)	(3,388)
Net unrealized gains (losses)	(8,245)	570	(1,873)
Income tax effect	–	–	–
Net of tax effect	(8,245)	570	(1,873)

Other-than-temporary-impairment recorded in other comprehensive income	–	–	234
Less other-than-temporary-impairment associated with credit loss realized in income	–	–	(186)
Total other-than-temporary-impairment	–	–	48
Income tax effect	–	–	–
Net of tax effect	–	–	48

Total other comprehensive income (loss)	(8,245)	570	(1,825)

Comprehensive loss	$(19,651)	$(6,097)	$(12,112)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
 (Dollars in Thousands, Except Share Information)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2010	$148	$61,406	$(1,397)	$(88)	$2,581	$1,941	$(19,800)	$44,791
Second-step conversion and offering	(122)	(5,249)	(684)	(1)	–	–	19,800	13,744
Employee stock ownership plan shares earned, 4,790 shares	–	(75)	104	–	–	–	–	29
Management restricted stock expense	–	106	–	–	–	–	–	106
Stock options expense	–	60	–	–	–	–	–	60
Directors deferred compensation	–	(55)	–	–	–	–	–	(55)
Shares purchased for and distribution from Rabbi Trust	–	(7)	–	(262)	–	–	–	(269)
Net income (loss)	–	–	–	–	(10,287)	–	–	(10,287)
Other comprehensive loss	–	–	–	–	–	(1,825)	–	(1,825)
Balance at December 31, 2011	26	56,186	(1,977)	(351)	(7,706)	116	–	46,294
Employee stock ownership plan shares earned, 4,790 shares	–	(93)	104	–	–	–	–	11
Management restricted stock expense	–	22	–	–	–	–	–	22
Stock options expense	–	36	–	–	–	–	–	36
Distribution from Rabbi Trust	–	(19)	–	13	–	–	–	(6)
Net loss	–	–	–	–	(6,667)	–	–	(6,667)
Other comprehensive income	–	–	–	–	–	570	–	570
Balance at December 31, 2012	26	56,132	(1,873)	(338)	(14,373)	686	–	40,260
Issuance of common stock in public offering, 12,880,000 shares, net of offering expenses	129	44,740	–	–	–	–	–	44,869
Employee stock ownership plan shares earned, 4,790 shares	–	(84)	104	–	–	–	–	20
Management restricted stock expense	–	3	–	–	–	–	–	3
Stock options expense	–	24	–	–	–	–	–	24
Distribution from Rabbi Trust	–	(21)	–	21	–	–	–	–
Net loss	–	–	–	–	(11,406)	–	–	(11,406)
Other comprehensive loss	–	–	–	–	–	(8,245)	–	(8,245)
Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$–	$65,525

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands, Except Share Information)

	2013	2012	2011

Cash flows from operating activities:
Net loss	$(11,406)	$(6,667)	$(10,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for portfolio loan losses	7,026	12,491	15,383
Loss on sale of portfolio loans	128	63	14
Gain on sale of loans held-for-sale	(692)	(1,830)	(1,784)
Originations of loans held-for-sale	(6,458)	(35,529)	(97,645)
Proceeds from sales of loans held-for-sale	9,582	37,105	117,012
Foreclosed assets, net	3,609	406	998
Gain on sale of securities available-for-sale	–	(2,410)	(3,388)
Other–than–temporary–impairment loss on securities available–for–sale	–	–	186
Loss on disposal of equipment	–	9	44
Employee stock ownership plan compensation expense	20	11	29
Share-based compensation expense	27	58	166
Amortization of premiums and deferred fees, net of accretion of discounts on securities and loans	1,038	814	795
Depreciation expense	638	772	1,073
Net change in cash surrender value of bank owned life insurance	(379)	(444)	(728)
Net change in accrued interest receivable	209	408	399
Net change in other assets	589	2,078	2,710
Net change in accrued expenses and other liabilities	411	(1,663)	108
Net cash provided by operating activities	4,342	5,672	25,085

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	31,737	38,120	37,022
Proceeds from sales of securities available-for-sale	–	82,159	140,399
Purchase of securities available-for-sale	(41,441)	(151,692)	(155,050)
Purchase of securities held-to-maturity	(19,496)	–	–
Funding of warehouse loans held-for-investment	(823,311)	(900,457)	(643,497)
Proceeds from repayments of warehouse loans held-for-investment	871,267	889,762	612,586
Purchase of portfolio loans	(16,342)	–	–
Proceeds from sales of portfolio loans	5,897	3,278	1,168
Net change in portfolio loans	42,816	60,178	26,221
Expenditures on premises and equipment	(306)	(412)	(214)
Proceeds from sales of premises and equipment	–	1	–
Proceeds from surrender of bank owned life insurance	–	–	8,986
Proceeds from sale of other real estate owned	9,615	6,519	5,869
Redemption of Federal Home Loan Bank stock	1,381	2,340	558
Net cash from investing activities	61,817	29,796	34,048

Cash flows from financing activities:
Net decrease in deposits	(39,662)	(8,651)	(20,086)
Proceeds from Federal Home Loan Bank advances	–	–	166,000
Repayment of Federal Home Loan Bank advances	(25,000)	–	(181,000)
Proceeds from other borrowings	–	–	3,309
Repayment of other borrowings	–	–	(8,309)
Proceeds from sale of common stock in public offering, net of offering expenses	44,869	–	–
Proceeds from sale of common stock in second-step conversion and offering	–	–	13,744
Directors deferred compensation	–	–	(55)
Shares purchased for and distributions from Rabbi Trust	–	(6)	(269)
Net cash used in financing activities	(19,793)	(8,657)	(26,666)

Net increase in cash and cash equivalents	46,366	26,811	32,467
Cash and cash equivalents, beginning of year	67,828	41,017	8,550
Cash and cash equivalents, end of year	$114,194	$67,828	$41,017

Supplemental disclosures of cash flow information:
Interest paid	$12,708	$14,292	$16,789
Income taxes paid	$–	$–	$–

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$10,385	$9,151	$2,766
Loans transferred to held-for-sale	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). The consolidated financials also include First Community Financial Services, Inc. (FCFS), an inactive wholly owned subsidiary of Atlantic Coast Bank. All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” are used interchangeably throughout this Annual Report on Form 10-K. The consolidated balance sheets as of December 31, 2013 and 2012, and the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included.

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

Nature of Operations

The Bank provides a broad range of banking services to individual and business customers primarily in northeastern Florida and southeastern Georgia. The Bank’s primary deposit products are checking, savings, and certificates of deposit, and its primary lending products are residential mortgage, home equity and other consumer loans, and commercial loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are generally expected to be repaid from the cash flows from the operations of the business. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of Estimates

To prepare financial statements in conformity with U.S. GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Estimates associated with the allowance for portfolio loan losses, realization of deferred tax assets, and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

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

Restrictions on Cash

The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve as of December 31, 2013 and 2012 to meet regulatory reserve and clearing requirements.

As of December 31, 2013 the Bank had $0.7 million of cash pledged to The Independent BankersBank (TIB). As of December 31, 2012 the Bank had $1.5 million of cash pledged to the Federal Home Loan Bank of Atlanta (FHLB) and $3.0 million of cash pledged to TIB. These amounts are reported, in their respective years, on the consolidated balance sheets in short-term interest-earning deposits.

Investment Securities

Investment securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities are classified as available-for-sale when they might be sold before maturity and are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). As of December 31, 2013, $159.7 million in investment securities were classified as available-for-sale and $19.3 million in investment securities were classified as held-to-maturity. All investment securities were classified as available-for-sale as of December 31, 2012.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest income from investment securities includes amortization of purchase premium or discount. Premiums and discounts on investment securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales of investment securities are recorded on the settlement date, which is not materially different from the trade date, and are determined using the specific identification method. There were no unsettled investment securities transactions at December 31, 2013 and 2012.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the years ended December 31, 2013 and 2012.

Portfolio Loans

Portfolio loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for portfolio loan losses.

The Bank may also purchase portfolio loans that conform to our underwriting standards, principally one- to four-family residential mortgages, in the form of whole loans for interest rate risk management and portfolio diversification and to supplement our organic growth.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method over the estimated life of the portfolio loan. Interest income includes amortization of purchase premiums or discounts on portfolio loans purchased. Premiums and discounts are amortized on the level yield-method over the estimated life of the portfolio loan.

Accrual of interest income on mortgage and commercial loans is discontinued, and the loan is placed on non-performing status at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Past due status is based on the contractual terms of the portfolio loan. In all cases, portfolio loans are placed on non-performing or charged-off at an earlier date if collection of principal or interest is considered doubtful.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio loans for which the terms have been modified to grant a concession to the borrower as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). TDRs are measured for impairment based upon the present value of estimated future cash flows using the loans existing rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Homogeneous loans modified as TDRs with market rates of interest are classified as impaired loans in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms.

All interest accrued but not received on portfolio loans placed on non-performing status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Portfolio loans are returned to accrual status when all the principal or interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Portfolio Loan Losses

An allowance for portfolio loan losses (the allowance) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for portfolio loan losses (provision expense) charged to earnings. Generally, portfolio loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to the decline in real estate values in our markets since 2008 and the weak United States economy in general, we believe it is likely that collateral for non-performing one- to four-family residential and home equity loans, will not be sufficient to fully repay such loans. Therefore, the Company charges one- to four-family residential and home equity loans down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. This process accelerates the recognition of charge-offs on one- to four-family residential and home equity loans but has no impact on the impairment evaluation process.

The reasonableness of the allowance is reviewed and established by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor those conditions continuously and reviews are conducted quarterly with the Bank’s senior management and the Board of Directors.

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

⋅
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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

⋅
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

⋅
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

⋅
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

Other Portfolio Loans

⋅
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

⋅
Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

⋅
Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of portfolio loan and specific allowances for identified problem portfolio loans. The allowance also incorporates the results of measuring impaired portfolio loans.

The general loss component of the allowance is calculated by applying loss factors, adjusted for other qualitative factors to outstanding unimpaired loan balances. Loss factors are based on the Bank’s recent loss experience, including recent short sales and sales of non-performing loans. Qualitative factors consider current market conditions that may impact real estate values within the Bank’s primary lending areas, and other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant qualitative factors that exist as of the balance sheet date that are considered in determining the adequacy of the allowance include the following: (1) Current delinquency levels and trends; (2) Non-performing asset levels, trends, and related charge-off history; (3) Economic trends – local and national; (4) Changes in loan policy; (5) Expertise of management and staff of the Bank; (6) Volumes and terms of loans; and (7) Concentrations of credit considering the impact of recent short sales and sales of non-performing loans.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The impact of the general loss component on the allowance began increasing during 2008 and has remained at an elevated level through the end of 2013. The increase reflected the deterioration of market conditions, and the increase in the portfolio loan loss experience that has resulted from management’s proactive approach to recognizing losses on impaired one- to four-family and home equity loans in the period the impairment is identified.

The specific loss component of the allowance generally relates to portfolio loans that have been classified as doubtful, substandard, or special mention according to the Company’s internal asset classification system. Substandard portfolio loans include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Portfolio loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Portfolio loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be special mention. Risk ratings are updated any time the facts and circumstances warrant.

For portfolio loans that are also identified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value. A portfolio loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors used by management to determine impairment include payment status, collateral value and the probability of collecting scheduled principal or interest payments when due. Portfolio loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan, the borrower, and the amount of the shortfall in relation to the principal or interest owed. TDRs with borrowers where the Bank has granted a concession to the borrower because of their financial difficulties are considered impaired portfolio loans. Impairment is measured on a loan-by-loan basis for non-homogeneous portfolio loans such as commercial real estate, commercial real estate construction, and commercial business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Management also evaluates the allowance based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans which may be susceptible to significant change and risks. The determination of the fair value of collateral considers recent trends in valuation as indicated by short sales and sales of non-performing portfolio loans of the applicable loan category. No specific allowance is recorded unless fair value is less than carrying value.

Large groups of smaller balance homogeneous portfolio loans, such as individual consumer and residential loans are collectively evaluated for impairment and are excluded from the specific impairment evaluation. For these portfolio loans, the allowance is calculated in accordance with the general loss policy described above. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless the loan has been modified as a troubled debt restructuring as discussed below.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Portfolio loans are charged off against the allowance account when the following conditions are present:

Real Estate Loans

⋅
One- to four-family loans balances are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. Due to declining real estate values in our markets and the weakness of the U.S. economy in general, impairment allowances on non-performing collateral dependent loans, particularly one- to four-family residential loans, likely will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance once a property is foreclosed or a short sale occurs.

⋅
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

⋅
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

Other Portfolio Loans

⋅
First lien position home equity loans are charged down by the expected loss amount at the time they become non-performing, which is generally 90 days past due. In the case of second lien position loans the entire loan balance is charged off. Due to declining real estate values in our markets and the deterioration of the U.S. economy in general, impairment allowances on non-performing collateral dependent loans, particularly one- to four-family residential loans, likely will not be recoverable and represent a confirmed loss. This process accelerates the recognition of charge-offs but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance once a property is foreclosed or a short sale occurs.

⋅
Consumer loans including auto, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan. Loans with non-real estate collateral are written down to the value of the collateral, less cost to sell, when repossession of collateral has occurred.

⋅
Commercial loans secured by business assets, including inventory and receivables, will typically have specific reserves established once a loan is classified as substandard. The specific reserve will be charged off once the outcomes of attempts to legally collect the collateral are known and have been exhausted.

Troubled Debt Restructurings

Portfolio loans for which the terms have been modified to grant a concession to the borrower as a result of the borrower’s financial difficulties are classified as TDRs. TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous portfolio loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a non-performing portfolio loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, portfolio loans which are non-performing prior to modification continue to be accounted for as non-performing portfolio loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired non-performing portfolio loans.

Other Loans (Loans Held-for-Sale and Warehouse Loans Held-for-Investment)

Other loans is comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA loans held-for-sale), and warehouse lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third party originators (warehouse loans held-for-investment).

The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. Mortgage loans held-for-sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. Sales in the secondary market are recognized when full acceptance has been received.

The Company originates SBA loans held-for-sale through the 7(a) Program and the 504 Program of the SBA. SBA loans held-for-sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. The 7(a) loans are guaranteed up to 75% of the loan amount up to maximum guaranty cap of $3,750,000. The Company’s average loan size is $462,000. The Company typically sells the guaranteed portion of the 7(a) loans to investors, while maintaining the servicing rights. These loans are non-recourse to the lender, other than an allegation of fraud or misrepresentation on the part of the lender. In the 504 program the Company, the SBA and the borrower are in various lien positions. The typical structure of a 504 loan is the Bank is at a 50% loan-to-value (LTV), the SBA is in second position at 40% LTV, while the remaining 10% is an equity injection from the borrower.

The Company originates warehouse loans held-for-investment and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Additionally, the Company generally holds warehouse loans held-for-investment for a short duration of time. Due to these risk characteristics, as well as other factors, management has determined that no allowance is necessary.

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

Concentration of Credit Risk

Much of the Company’s business activity is with customers in northeast Florida and southeast Georgia. Additionally, approximately 85% of the Company’s portfolio loans are originated to borrowers in Florida and Georgia, with the majority of those originations occurring in northeast Florida and southeast Georgia. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in northeast Florida and southeast Georgia.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Bank owned life insurance (BOLI) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Office of the Comptroller of the Currency (the OCC) has a policy to restrict federal savings institutions from investing more than 25% of total capital in bank owned life insurance without first notifying and obtaining authorization from the OCC. The Bank was in compliance with this policy as of December 31, 2013.

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives

Historically, the Company’s derivatives consisted mainly of interest rate swap agreements, which were used as part of its asset/liability management to help manage interest rate risk. All of the Company’s interest rate swaps matured during 2011. The Company does not use derivatives for trading purposes.

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

The Company recognizes interest expense and/or penalties related to income tax matters in income tax expense.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares and average unearned restricted stock awards. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

Dividends

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in unrealized appreciation and depreciation on investment securities available-for-sale, net of taxes, which are recognized as separate components of equity, and the amount of the total OTTI related to factors other than credit loss, net of taxes, which are recognized as separate components of equity.

Benefit Plans

Profit-sharing and 401(k) plan expense is the amount contributed as determined by the Board of Directors. Deferred compensation plan expense is allocated over years of service.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impact of Certain Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (ASU 2014-04). ASU 2014-04 will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when an in substance repossession or foreclosure has occurred. Additionally, ASU 2014-04 requires both interim and annual disclosure of properties that are in the process of foreclosure. The new guidance is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this guidance will result in additional disclosures, but is not expected to have any impact on the Company’s financial statements or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryover, a similar tax loss, or a tax credit carryover, with specified exceptions. The new guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of this guidance will not result in additional disclosures, and management does not expect the guidance to have a material impact on the Company’s financial statements or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires new footnote disclosures of items reclassified from accumulated other comprehensive income (loss) to net income (loss). The new guidance was effective for interim and annual periods beginning after December 15, 2012. The Company adopted the guidance for the first quarter of 2013, resulting in additional disclosures within the statements of operations, related to reclassifications from accumulated other comprehensive income (loss) to net income (loss). There was no impact on the Company’s financial statements or results of operations.

NOTE 2. CAPITAL RAISE TRANSACTION & BULK SALE OF NON-PERFORMING ASSETS

On December 3, 2013, the Company raised $48.3 million in gross proceeds by issuing 12,880,000 shares of its common stock in a public offering, which included the issuance of an additional 1,680,000 shares as a result of the exercise of the underwriters’ over-allotment option, at a price to the public of $3.75 per share. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million  of the net proceeds of the offering to the Bank to maintain capital ratios at required levels and to support growth in the Bank's loan and investment portfolios. The Company also intends to use the remaining net proceeds of the offering for general corporate purposes.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 2. CAPITAL RAISE TRANSACTION & BULK SALE OF NON-PERFORMING ASSETS (continued)

On December 27, 2013, the Company completed the sale of approximately $13.2 million of its non-performing assets to real estate investment firms. The sale included non-accrual loans with a carrying value of $10.6 million and other real estate owned (OREO) with a carrying value of $2.6 million, for a combined purchase price of $6.9 million.

In addition to the capital raise transaction and bulk sale of non-performing assets, management has also pursued, and will continue to pursue, various options to aid in the steady improvement of the Company’s financial condition and results of operations.

NOTE 3. REJECTED MERGER AGREEMENT WITH BOND STREET HOLDINGS, INC.

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

On June 11, 2013, the proposed merger was rejected by the stockholders of the Company. On June 24, 2013, the Company provided notice to Bond Street that it was terminating the Merger Agreement pursuant to provisions of the Merger Agreement that permitted either the Company or Bond Street to terminate the Merger Agreement if stockholders of the Company did not approve the Merger Agreement by June 21, 2013. Prior to the rejection of the Merger, the Company incurred $1.3 million of merger-related costs.

Litigation Relating to the Merger

As described in our previous filings with the Securities and Exchange Commission, two putative class action lawsuits related to our proposed merger with Bond Street were originally filed against the Company, the Bank, Bond Street and its bank subsidiary, Florida Community Bank and certain directors of the Company. The two prior lawsuits were voluntarily dismissed and a new combined federal court action was filed on May 20, 2013.

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 3. REJECTED MERGER AGREEMENT WITH BOND STREET HOLDINGS, INC. (continued)

On June 7, 2013, the parties to the MOU submitted a joint motion to stay the Action and/or to extend case deadlines pending consummation of the proposed merger and the filing of a motion for a preliminary approval of settlement. The court granted the motion and stayed the Action pending consummation of the merger. The vote on the proposed merger transaction was unsuccessful, and on November 13, 2013 the Plaintiff filed a notice of voluntary dismissal, which was approved by the judge.

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this note and Note 5) have been categorized based upon the fair value hierarchy described below:

•	•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	•
Level 2 – Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are summarized below:

	Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

December 31, 2013
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,318	–	$4,318	–
State and municipal	972	–	972	–
Mortgage-backed securities – residential	130,914	–	130,914	–
Collateralized mortgage obligations – U.S. Government	23,528	–	23,528	–
Total	$159,732	–	$159,732	–

December 31, 2012
Assets:
Securities available-for-sale:
State and municipal	$979	–	$979	–
Mortgage-backed securities – residential	119,647	–	119,647	–
Collateralized mortgage obligations – U.S. Government	39,119	–	39,119	–
Total	$159,745	–	$159,745	–

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

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

The Company had no assets measured at Level 3 fair value on a recurring basis as of December 31, 2013 and 2012. The table below presents a reconciliation of all assets measured at Level 3 fair value on a recurring basis as of December 31, 2011:

2011
(Dollars in Thousands)
Investment securities available-for-sale:
Balance of recurring Level 3 assets at beginning of year	$6,734
Total realized and unrealized gains (losses):
Included in earnings – realized	186
Included in earnings – unrealized	(186)
Included in other comprehensive income	(12)
Proceeds from sales	(6,722)
Balance of recurring Level 3 assets at end of year	$–

Market conditions for certain debt securities have resulted in unreliable or unavailable fair values, often resulting in transfers in and/or out of Level 3 fair value. The Company determined that no debt securities were evaluated as Level 3 fair value as of December 31, 2013 and 2012.

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and 2012 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

December 31, 2013
Assets:
Other real estate owned	$5,225	–	–	$5,225

December 31, 2012
Assets:
Other real estate owned	$8,065	–	–	$8,065
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	9,784	–	–	9,784

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of December 31, 2013 and 2012 is summarized below:

	Fair Value	Valuation		Range (Weighted
	Estimate	Techniques	Unobservable Input	Average) (1)

	(Dollars in Thousands)
December 31, 2013
Assets:
Other real estate owned	$5,225	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.4% (26.6%) 10.0% (10.0%)

December 31, 2012
Assets:
Other real estate owned	$8,065	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 44.0% (2.1%) 8.0% to 10.0% (8.8%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	9,784	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% (0.0%) 8.0% to 10.0% (8.9%)
____________
(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on other real estate owned for the years ended December 31, 2013, 2012 and 2011 were $2.3 million, $0.9 million, and $0.9 million, respectively. The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

 ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of December 31, 2013 and 2012 were as follows:

			Fair Value Hierarchy
	Carrying	Estimated Fair
	Amount	Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

December 31, 2013
Assets:
Cash and due from financial institutions	$2,889	$2,889	$2,889	$–	$–
Short-term interest-earning deposits	111,305	111,305	111,305	–	–
Securities held-to-maturity	19,266	19,258	–	19,258	–
Portfolio loans, net	371,956	382,762	–	382,762	–
Loans held-for-sale	1,656	1,869	–	1,869	–
Warehouse loans held-for-investment	20,523	20,523	–	20,523	–
Federal Home Loan Bank stock, at cost	5,879	5,879	–	–	5,879
Accrued interest receivable	1,826	1,826	–	1,826	–
Liabilities:
Deposits	460,098	460,432	–	460,432	–
Securities sold under agreements to repurchase	92,800	101,949	–	101,949	–
Federal Home Loan Bank advances	110,000	120,494	–	120,494	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	1,107	1,107	–	1,107	–

December 31, 2012
Assets:
Cash and due from financial institutions	$7,490	$7,490	$7,490	$–	$–
Short-term interest-earning deposits	60,338	60,338	60,338	–	–
Portfolio loans, net	421,201	435,040	–	425,256	9,784
Loans held-for-sale	4,089	4,527	–	4,527	–
Warehouse loans held-for-investment	68,479	68,479	–	68,479	–
Federal Home Loan Bank stock, at cost	7,260	7,260	–	–	7,260
Accrued interest receivable	2,035	2,035	–	2,035	–
Liabilities:
Deposits	499,760	500,469	–	500,469	–
Securities sold under agreements to repurchase	92,800	107,034	–	107,034	–
Federal Home Loan Bank advances	135,000	150,707	–	150,707	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	1,120	1,120	–	1,120	–

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on quoted market prices. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse loans held-for-investment, due to the rapid repayment of the loans (generally less than 30 days). Fair value of the FHLB advances and securities sold under agreements to repurchase (reverse repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of December 31, 2013.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of December 31, 2013 and 2012:

	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Amount
	(Dollars in Thousands)

December 31, 2013
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$–	$(682)	$4,318	$4,318
State and municipal	942	30	–	972	972
Mortgage-backed securities – residential	137,018	115	(6,219)	130,914	130,914
Collateralized mortgage obligations – U.S. Government	24,331	27	(830)	23,528	23,528
Total securities available-for-sale	167,291	172	(7,731)	159,732	159,732
Securities held-to-maturity (1):
Mortgage-backed securities – residential	19,266	–	(8)	19,258	19,266
Total securities held-to-maturity	19,266	–	(8)	19,258	19,266
Total investment securities	$186,557	$172	$(7,739)	$178,990	$178,998

December 31, 2012
Securities available-for-sale:
State and municipal	$943	$42	$(6)	$979	$979
Mortgage-backed securities – residential	118,970	847	(170)	119,647	119,647
Collateralized mortgage obligations – U.S. Government	39,146	127	(154)	39,119	39,119
Total securities available-for-sale	159,059	1,016	(330)	159,745	159,745
Total investment securities	$159,059	$1,016	$(330)	$159,745	$159,745
____________
(1)	Investment securities held-to-maturity are carried at amortized cost.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of December 31, 2013, is shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$–	$–
Due from more than one to five years	–	–
Due from more than five to ten years	942	972
Due after ten years	–	–
U.S. Government-sponsored enterprises	5,000	4,318
Mortgage-backed securities – residential (1)	156,284	150,172
Collateralized mortgage obligations – U.S. Government	24,331	23,528
	$186,557	$178,990
____________
(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of December 31, 2013 and 2012, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized		Unrealized
	Value	Losses	Value	Losses	Fair Value	Losses
	(Dollars in Thousands)

December 31, 2013
U.S. Government – sponsored enterprises	$4,318	$(682)	$–	$–	$4,318	$(682)
State and municipal	–	–	–	–	–	–
Mortgage-backed securities – residential (1)	76,480	(3,033)	51,531	(3,186)	128,011	(6,219)
Collateralized mortgage obligations – U.S. Government	32,275	(547)	8,204	(292)	40,479	(838)
	$113,073	$(4,262)	$59,735	$(3,478)	$172,808	$(7,739)

December 31, 2012
State and municipal	$–	$–	$454	$(6)	$454	$(6)
Mortgage-backed securities – residential	61,172	(170)	–	–	61,172	(170)
Collateralized mortgage obligations – U.S. Government	13,207	(78)	5,054	(76)	18,261	(154)
	$74,379	$(248)	$5,508	$(82)	$79,887	$(330)
____________
(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential as of December 31, 2013, are carried at amortized cost.

The increase in unrealized losses during 2013 is due to an increase in interest rates, which started in late May and continued through the end of the year. The 10-year treasury rate as of December 31, 2013 and 2012 was 3.04% and 1.78%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2013 the Company’s security portfolio consisted of 40 securities available-for-sale, 31 of which were in an unrealized loss position, and 2 securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of December 31, 2013, $178.0 million, or approximately 99.5% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2013.

During the years ended December 31, 2013 and 2012, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations. During the year ended December 31, 2011, the Company recorded OTTI of $0.2 million related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations, all of which had been disposed of by the end of 2011. The amount in 2011 related to the sale of securities during the period for which OTTI had been recognized.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $31.7 million, $120.3 million and $177.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. No gross gains were realized during the year ended December 31, 2013. Gross gains of $2.4 million and $3.7 million were realized during the years ended December 31, 2012 and 2011, respectively. No gross losses were realized during the years ended December 31, 2013 and 2012, respectively, while gross losses of $0.3 million were realized during the year ended December 31, 2011. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

There were no proceeds from payments, maturities and calls of securities held-to-maturity for the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not sell investment securities classified as held-to-maturity during the years ended December 31, 2013, 2012 and 2011, respectively, and currently intends to hold such securities until maturity.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of December 31, 2013 and 2012:

		% of		% of
	2013	Total Loans	2012	Total Loans

	(Dollars in Thousands)

Real estate loans:
One- to four-family	$167,455	44.9%	$193,057	45.3%
Commercial	48,356	12.9%	58,193	13.7%
Other (land and multi-family)	15,790	4.2%	19,908	4.7%
Total real estate loans	231,601	62.0%	271,158	63.7%

Real estate construction loans:
One- to four-family	–	0.0%	–	0.0%
Commercial	2,582	0.7%	5,049	1.2%
Acquisition and development	–	0.0%	–	0.0%
Total real estate construction loans	2,582	0.7%	5,049	1.2%

Other portfolio loans:
Home equity	52,767	14.1%	63,867	15.0%
Consumer	53,290	14.3%	61,558	14.4%
Commercial	33,029	8.9%	24,308	5.7%
Total other portfolio loans	139,086	37.3%	149,733	35.1%

Total portfolio loans	373,269	100.0%	425,940	100.0%

Allowance for portfolio loan losses	(6,946)		(10,889)

Net deferred portfolio loan costs	5,633		6,150

Portfolio loans, net	$371,956		$421,201

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of December 31, 2013 and 2012:

		30 – 59 Days	60 – 89 Days	> 90 Days	Total
	Current	Past Due	Past Due	Past Due	Past Due	Total

	(Dollars in Thousands)

December 31, 2013
Real estate loans:
One- to four-family	$162,134	$1,550	$1,289	$2,482	$5,321	$167,455
Commercial	48,272	84	–	–	84	48,356
Other (land and multi-family)	15,668	47	–	75	122	15,790
Total real estate loans	226,074	1,681	1,289	2,557	5,527	231,601

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	2,582	–	–	–	–	2,582
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	2,582	–	–	–	–	2,582

Other portfolio loans:
Home equity	51,686	639	148	294	1,081	52,767
Consumer	51,810	983	387	110	1,480	53,290
Commercial	33,016	13	–	–	13	33,029
Total other portfolio loans	136,512	1,635	535	404	2,574	139,086

Total portfolio loans	$365,168	$3,316	$1,824	$2,961	$8,101	$373,269

December 31, 2012
Real estate loans:
One- to four-family	$179,242	$3,598	$1,658	$8,559	$13,815	$193,057
Commercial	49,922	101	–	8,170	8,271	58,193
Other (land and multi-family)	19,289	24	–	595	619	19,908
Total real estate loans	248,453	3,723	1,658	17,324	22,705	271,158

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	4,310	–	–	739	739	5,049
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	4,310	–	–	739	739	5,049

Other portfolio loans:
Home equity	60,342	1,008	305	2,212	3,525	63,867
Consumer	59,451	987	418	702	2,107	61,558
Commercial	22,937	200	–	1,171	1,371	24,308
Total other portfolio loans	142,730	2,195	723	4,085	7,003	149,733

Total portfolio loans	$395,493	$5,918	$2,381	$22,148	$30,447	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

Non-performing portfolio loans, including non-accrual portfolio loans, as of December 31, 2013 and 2012 were $3.4 million and $24.9 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of December 31, 2013 or 2012. Non-performing portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and non-performing loans by class of portfolio loans as of December 31, 2013 and 2012:

	Performing	Non-performing	Total

	(Dollars in Thousands)

December 31, 2013
Real estate loans:
One- to four-family	$164,778	$2,677	$167,455
Commercial	48,356	–	48,356
Other (land and multi-family)	15,715	75	15,790
Total real estate loans	228,849	2,752	231,601

Real estate construction loans:
One- to four-family	–	–	–
Commercial	2,582	–	2,582
Acquisition and development	–	–	–
Total real estate construction loans	2,582	–	2,582

Other portfolio loans:
Home equity	52,367	400	52,767
Consumer	53,061	229	53,290
Commercial	33,029	–	33,029
Total other portfolio loans	138,457	629	139,086

Total portfolio loans	$369,888	$3,381	$373,269

December 31, 2012
Real estate loans:
One- to four-family	$182,502	$10,555	$193,057
Commercial	49,550	8,643	58,193
Other (land and multi-family)	19,313	595	19,908
Total real estate loans	251,365	19,793	271,158

Real estate construction loans:
One- to four-family	–	–	–
Commercial	4,310	739	5,049
Acquisition and development	–	–	–
Total real estate construction loans	4,310	739	5,049

Other portfolio loans:
Home equity	61,655	2,212	63,867
Consumer	60,589	969	61,558
Commercial	23,137	1,171	24,308
Total other portfolio loans	145,381	4,352	149,733

Total portfolio loans	$401,056	$24,884	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

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

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of December 31, 2013 and 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)

December 31, 2013
Real estate loans:
Commercial	$41,838	$2,651	$3,867	$–	$48,356
Other (land and multi-family)	9,628	392	5,770	–	15,790
Total real estate loans	51,466	3,043	9,637	–	64,146

Real estate construction loans:
Commercial	2,582	–	–	–	2,582
Total real estate construction loans	2,582	–	–	–	2,582

Other portfolio loans:
Commercial	32,466	93	470	–	33,029
Total other portfolio loans	32,466	93	470	–	33,029

Total portfolio loans	$86,514	$3,136	$10,107	$–	$99,757

December 31, 2012
Real estate loans:
Commercial	$43,542	$2,308	$12,343	$–	$58,193
Other (land and multi-family)	13,004	413	6,491	–	19,908
Total real estate loans	56,546	2,721	18,834	–	78,101

Real estate construction loans:
Commercial	4,310	–	739	–	5,049
Total real estate construction loans	4,310	–	739	–	5,049

Other portfolio loans:
Commercial	22,342	104	1,862	–	24,308
Total other portfolio loans	22,342	104	1,862	–	24,308

Total portfolio loans	$83,198	$2,825	$21,435	$–	$107,458

 ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. Activity in the allowance for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Beginning			Provision
	Balance	Charge-Offs	Recoveries	Expense	Ending Balance

	(Dollars in Thousands)
December 31, 2013
Real estate loans:
One- to four-family	$4,166	$(4,485)	$961	$2,546	$3,188
Commercial	958	(2,452)	–	2,321	827
Other (land and multi-family)	986	(790)	63	23	282
Total real estate loans	6,110	(7,727)	1,024	4,890	4,297
Real estate construction loans:
One- to four-family	–	–	–	–	–
Commercial	50	–	–	75	125
Acquisition and development	–	–	–	–	–
Total real estate construction loans	50	–	–	75	125
Other portfolio loans:
Home equity	2,636	(2,017)	395	32	1,046
Consumer	1,448	(2,131)	289	1,617	1,223
Commercial	645	(880)	78	371	214
Total other portfolio loans	4,729	(5,028)	762	2,020	2,483

Unallocated	–	–	–	41	41

Total	$10,889	$(12,755)	$1,786	$7,026	$6,946

December 31, 2012
Real estate loans:
One- to four-family	$6,030	$(6,347)	$1,036	$3,447	$4,166
Commercial	3,143	(2,756)	3	568	958
Other (land and multi-family)	1,538	(1,906)	8	1,346	986
Total real estate loans	10,711	(11,009)	1,047	5,361	6,110
Real estate construction loans:
One- to four-family	120	–	–	(120)	–
Commercial	–	(1,145)	–	1,195	50
Acquisition and development	–	–	–	–	–
Total real estate construction loans	120	(1,145)	–	1,075	50
Other portfolio loans:
Home equity	3,125	(3,215)	223	2,503	2,636
Consumer	885	(1,567)	305	1,825	1,448
Commercial	685	(1,769)	2	1,727	645
Total other portfolio loans	4,695	(6,551)	530	6,055	4,729

Unallocated	–	–	–	–	–

Total	$15,526	$(18,705)	$1,577	$12,491	$10,889

December 31, 2011
Real estate loans:
One- to four-family	$5,860	$(6,005)	$483	$5,692	$6,030
Commercial	2,443	(2,274)	21	2,953	3,143
Other (land and multi-family)	1,019	(729)	36	1,212	1,538
Total real estate loans	9,322	(9,008)	540	9,857	10,711
Real estate construction loans:
One- to four-family	18	–	–	102	120
Commercial	37	–	–	(37)	–
Acquisition and development	–	–	–	–	–
Total real estate construction loans	55	–	–	65	120
Other portfolio loans:
Home equity	1,663	(3,404)	119	4,747	3,125
Consumer	1,922	(1,471)	262	172	885
Commercial	382	(242)	3	542	685
Total other portfolio loans	3,967	(5,117)	384	5,461	4,695

Unallocated	–	–	–	–	–

Total	$13,344	$(14,125)	$924	$15,383	$15,526

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2013:

	Individually	Collectively
	Evaluated for	Evaluated for	Total Ending
	Impairment	Impairment	Balance

	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$799	$2,389	$3,188
Commercial	106	721	827
Other (land and multi-family)	92	190	282
Total real estate loans	997	3,300	4,297

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	125	125
Acquisition and development	–	–	–
Total real estate construction loans	–	125	125

Other portfolio loans:
Home equity	321	725	1,046
Consumer	29	1,194	1,223
Commercial	3	211	214
Total other portfolio loans	353	2,130	2,483

Unallocated	–	41	41

Total ending allowance for portfolio loan losses balance	$1,350	$5,596	$6,946

Portfolio loans:
Real estate loans:
One- to four-family	$6,701	$160,754	$167,455
Commercial	6,481	41,875	48,356
Other (land and multi-family)	7,124	8,666	15,790
Total real estate loans	20,306	211,295	231,601

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	2,582	2,582
Acquisition and development	–	–	–
Total real estate construction loans	–	2,582	2,582

Other portfolio loans:
Home equity	1,141	51,626	52,767
Consumer	94	53,211	53,290
Commercial	628	32,401	33,029
Total other portfolio loans	1,863	137,238	139,086

Total ending portfolio loans balance	$22,169	$351,115	$373,269

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2012:

	Individually	Collectively
	Evaluated for	Evaluated for	Total Ending
	Impairment	Impairment	Balance

	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,116	$3,050	$4,166
Commercial	165	793	958
Other (land and multi-family)	156	830	986
Total real estate loans	1,437	4,673	6,110

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	50	50
Acquisition and development	–	–	–
Total real estate construction loans	–	50	50

Other portfolio loans:
Home equity	384	2,252	2,636
Consumer	59	1,389	1,448
Commercial	308	337	645
Total other portfolio loans	751	3,978	4,729

Unallocated	–	–	–

Total ending allowance for portfolio loan losses balance	$2,188	$8,701	$10,889

Portfolio loans:
Real estate loans:
One- to four-family	$7,966	$185,091	$193,057
Commercial	15,034	43,159	58,193
Other (land and multi-family)	8,507	11,401	19,908
Total real estate loans	31,507	239,651	271,158

Real estate construction loans:
One- to four-family	–	–	–
Commercial	739	4,310	5,049
Acquisition and development	–	–	–
Total real estate construction loans	739	4,310	5,049

Other portfolio loans:
Home equity	2,957	60,910	63,867
Consumer	467	61,091	61,558
Commercial	2,006	22,302	24,308
Total other portfolio loans	5,430	144,303	149,733

Total ending portfolio loans balance	$37,676	$388,264	$425,940

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes non-performing, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.1 million and $0.5 million at December 31, 2013 and 2012, respectively.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a non-performing loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are non-performing prior to modification continue to be accounted for as non-performing loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired non-performing loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR until the loan has performed for twelve months in accordance with the modified terms. TDRs classified as impaired loans as of December 31, 2013 and 2012 were as follows:

	2013	2012

	(Dollars in Thousands)

Real estate loans:
One- to four-family	$6,701	$7,966
Commercial	6,481	7,635
Other (land and multi-family)	6,864	2,053
Total real estate loans	20,046	17,654

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	1,141	2,957
Consumer	94	467
Commercial	628	1,329
Total other portfolio loans	1,863	4,753

Total TDRs classified as impaired loans	$21,909	$22,407

There were no commitments to lend additional amounts on TDRs as of December 31, 2013 and 2012.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

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

The following table presents information on TDRs during the year ended December 31, 2013:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,802	$1,802
Commercial	1	362	362
Other (land and multi-family)	3	5,756	5,756
Total real estate loans	13	7,920	7,920

Other portfolio loans:
Home equity	6	281	281
Consumer	10	276	276
Commercial	4	302	302
Total other portfolio loans	20	859	859

Total troubled debt restructurings	33	$8,779	$8,779

	Number of	Recorded
	Contracts	Investments
	(Dollars in Thousands)

Troubled debt restructuring that subsequently defaulted:
Other portfolio loans:
Consumer	2	1

Total troubled debt restructurings that subsequently defaulted	2	$1

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The following tables present information on troubled debt restructurings and subsequent defaults during the year ended December 31, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investments

	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	24	$3,177	$3,071
Commercial	4	2,998	2,998
Other (land and multi-family)	6	858	702
Total real estate loans	34	7,033	6,771

Other portfolio loans:
Home equity	14	2,062	1,859
Consumer	9	425	425
Commercial	2	83	83
Total other portfolio loans	25	2,570	2,367

Total troubled debt restructurings	59	$9,603	$9,138

	Number of	Recorded
	Contracts	Investments
	(Dollars in Thousands)

Troubled debt restructuring that subsequently defaulted:
Real estate loans:
One- to four-family	2	$189
Commercial	1	217
Other (land and multi-family)	1	201
Total real estate loans	4	607

Other portfolio loans:
Consumer	1	117

Total troubled debt restructurings that subsequently defaulted	5	$724

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2013:

	Recorded	Unpaid	Related
	Investment	Principal Balance	Allowance

	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	3,600	3,600	–
Other (land and multi-family)	5,770	5,770	–
Total real estate loans	9,370	9,370	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	377	377	–
Total other portfolio loans	377	377	–

Total with no related allowance recorded	$9,747	$9,747	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$6,701	$6,701	$799
Commercial	2,881	2,881	106
Other (land and multi-family)	1,354	1,529	92
Total real estate loans	10,936	11,111	997

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	1,141	1,141	321
Consumer	94	94	29
Commercial	251	251	3
Total other portfolio loans	1,486	1,486	353

Total with an allowance recorded	$12,422	$12,597	$1,350

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2012:

	Recorded	Unpaid	Related
	Investment	Principal Balance	Allowance

	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	12,073	12,758	–
Other (land and multi-family)	6,490	6,493	–
Total real estate loans	18,563	19,251	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	739	4,988	–
Acquisition and development	–	–	–
Total real estate construction loans	739	4,988	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	1,117	2,814	–
Total other portfolio loans	1,117	2,814	–

Total with no related allowance recorded	$20,419	$27,053	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$7,966	$8,071	$1,116
Commercial	2,961	2,961	165
Other (land and multi-family)	2,017	2,195	156
Total real estate loans	12,944	13,227	1,437

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	2,957	3,160	384
Consumer	467	467	59
Commercial	889	889	308
Total other portfolio loans	4,313	4,516	751

Total with an allowance recorded	$17,257	$17,743	$2,188

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the years ended December 31, 2013, 2012 and 2011:

		Interest Income	Cash Basis Interest
	Average Balance	Recognized	Income Recognized

	(Dollars in Thousands)

December 31, 2013
Real estate loans:
One- to four-family	$7,334	$255	$–
Commercial	10,758	412	–
Other (land and multi-family)	7,816	303	–
Total real estate loans	25,908	970	–
Real estate construction loans:
One- to four-family	–	–	–
Commercial	370	–	–
Acquisition and development	–	–	–
Total real estate construction loans	370	–	–
Other portfolio loans:
Home equity	2,049	81	–
Consumer	281	19	–
Commercial	1,317	41	–
Total other portfolio loans	3,647	141	–
Total	$29,925	$1,111	$–

December 31, 2012
Real estate loans:
One- to four-family	$9,594	$362	$–
Commercial	17,179	502	–
Other (land and multi-family)	7,461	319	–
Total real estate loans	34,234	1,183	–
Real estate construction loans:
One- to four-family	228	–	–
Commercial	1,551	–	–
Acquisition and development	–	–	–
Total real estate construction loans	1,779	–	–
Other portfolio loans:
Home equity	2,458	127	–
Consumer	393	33	–
Commercial	3,028	50	–
Total other portfolio loans	5,879	210	–
Total	$41,892	$1,393	$–

December 31, 2011
Real estate loans:
One- to four-family	$13,522	$982	$–
Commercial	19,523	454	–
Other (land and multi-family)	5,776	546	–
Total real estate loans	38,821	1,982	–
Real estate construction loans:
One- to four-family	228	–	–
Commercial	2,022	–	–
Acquisition and development	–	–	–
Total real estate construction loans	2,250	–	–
Other portfolio loans:
Home equity	1,834	189	–
Consumer	316	47	–
Commercial	3,480	263	–
Total other portfolio loans	5,630	499	–
Total	$46,701	$2,481	$–

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with directors and executive officers and their associates. These loans totaled approximately $0.1 million and $1.6 million as of December 31, 2013 and 2012. The activity on these loans during the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
	(Dollars in Thousands)

Beginning balance	$1,563	$1,587
New portfolio loans and advances on existing portfolio loans	–	2
Effect of changes in related parties	(1,349)	71
Repayments	(77)	(97)
Ending balance	$137	$1,563

NOTE 8. OTHER LOANS

Other loans was comprised mortgage loans held-for-sale, SBA loans held-for-sale, and warehouse loans held-for-investment. The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans held-for-investment and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding.

The Company did not internally originate any mortgage loans held-for-sale during the year ended December 31, 2013. The Company internally originated approximately $27.0 million and $97.6 million of mortgage loans held-for-sale during the years ended December 31, 2012 and 2011, respectively. The gain recorded on sale of mortgage loans held-for-sale during the years ended December 31, 2012 and 2011 was $0.7 million and $1.3 million, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company internally originated approximately $6.5 million, $12.7 million and $9.5 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.6 million, $0.8 million and $0.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, the Company recognized gains on the servicing of these loans of $47,000, $331,000 and $171,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company originated approximately $823.3 million, $900.4 million and $643.5 million, respectively, of warehouse loans held-for-investment through third parties. As of December 31, 2013 and 2012, the balance in warehouse loans held-for-investment did not include any past due, non-performing, classified, restructured, or impaired loans. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days and 24 days for the years ended December 31, 2013 and 2012, respectively. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Additionally, the Company generally holds warehouse loans held-for-investment for a short duration of time. Due to these risk characteristics, as well as other factors, management has determined that no allowance is necessary.

ATLANTIC COAST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2013, 2012 and 2011

NOTE 9. LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(Dollars in Thousands)
Land	$7,176	$7,176
Buildings and leasehold improvements	12,112	12,100
Furniture, fixtures, and equipment	10,589	10,457
Land, premises, and equipment	29,877	29,733
Accumulated depreciation and amortization	(15,624)	(15,149)
Land, premises, and equipment, net	$14,253	$14,584

Depreciation expense was $0.6 million, $0.8 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively

NOTE 10. DEPOSITS

Time deposits of $100,000 or more were approximately $96.3 million and $108.1 million at December 31, 2013 and 2012, respectively.

Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation (FDIC).

Scheduled maturities of time deposits at December 31, 2013 were as follows:

(Dollars in Thousands)
2014	$147,247
2015	19,347
2016	6,122
2017	4,311
2018	6,783
Thereafter	–
Total time deposits	$183,810

The Company did not have any brokered certificate of deposits at December 31, 2013. Brokered certificate of deposits were $5.0 million at December 31, 2012. Under Atlantic Coast Bank’s Consent Order with the OCC (the Order), dated August 10, 2012, the Bank may not increase brokered deposits without prior written approval (see Note 19).

Deposits from directors, executive officers and their associates at December 31, 2013 and 2012 were approximately $0.7 million and $0.9 million, respectively.

Interest expense on customer deposit accounts for the years ending December 31, 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
	(Dollars in Thousands)
Interest-bearing demand	$219	$355	$820
Savings and money market	721	929	1,317
Time	2,368	2,845	4,041
Total interest expense on deposits	$3,308	$4,129	$6,178

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has reverse repurchase agreements with a carrying amount of $92.8 million as of December 31, 2013 and 2012. Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $115.8 million and $116.9 million in investment securities posted as collateral for these instruments as of December 31, 2013 and 2012, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank prepays the agreements prior to maturity, it must do so at fair value, which as of December 31, 2013 exceeded the book value of the individual agreements by $9.1 million.

Information concerning reverse repurchase agreements as of and for the years ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012
	(Dollars in Thousands)

Average daily balance	$92,800	$92,800
Weighted average coupon interest rate during the period	5.10%	5.10%
Maximum month-end balance during the period	$92,800	$92,800
Weighted average coupon interest rate at end of period	5.10%	5.10%
Weighted average maturity (months)	30	42

The reverse repurchase agreements as of December 31, 2013 mature as follows:

Amount Maturing
(Dollars in Thousands)

2014	$26,500
2015	10,000
2016	5,000
2017	25,000
2018	26,300
Thereafter	–
Total	$92,800

Under the agreements to repurchase, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of a revised agreement the Company entered into on August 2, 2012 with the counterparty on $77.8 million of the $92.8 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at December 31, 2013. However, the Company was required to increase pledged collateral by $4.0 million during 2013 due to capital ratios falling below the PCA defined levels of well-capitalized at December 31, 2012. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At December 31, 2013, the fair value of $77.8 million of the debt exceeded the carrying value by approximately $7.1 million, which approximates the termination penalty.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2013 and 2012, advances from the FHLB were as follows:

	2013	2012
	(Dollars in Thousands)

Maturities July 2015 through March 2018, fixed rate at rates from 3.74% to 4.42%	$110,000	$110,000
Maturities September 2013 through December 2013, fixed rate at rates from 2.62% to 3.25%	–	25,000
Total	$110,000	$135,000

During the first quarter 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million, resulting in a prepayment penalty of $0.5 million. The FHLB advances had a weighted-average maturity of 39 months and a weighted-average rate of 4.11% at December 31, 2013. The Company had $93.2 million in portfolio loans and $27.3 million in investment securities posted as collateral for these advances as of December 31, 2013.

The advances at December 31, 2013 mature as follows:

Amount Maturing
(Dollars in Thousands)

2014	$–
2015	20,000
2016	20,000
2017	65,000
2018	5,000
Thereafter	–
Total	$110,000

The Bank’s remaining borrowing capacity with the FHLB is $5.0 million at December 31, 2013. The minimal borrowing capacity was due to the declining balance of outstanding loans used as collateral as a result of normal loan payments and payoffs. In addition, effective August 31, 2012, the FHLB required that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of December 31, 2013, fair value exceeded the book value of the individual advances by $10.5 million, which was collateralized entirely by investment securities (included in the $27.3 million discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $26.9 million as of December 31, 2013. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The principal commitments as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in Thousands)
Undisbursed portion of loans closed	$3,090	$3,029
Unused lines of credit and commitments to fund loans	47,803	44,349

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

As of December 31, 2013, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 5.75% to 6.00% and , and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $25.1 million and had interest rates that ranged from 3.45% to 18.00%; variable rate commitments totaled $22.7 million and had interest rates that ranged from 3.00% to 14.75%. As of December 31, 2012, the undisbursed portion of loans closed was unfunded SBA loans with fixed and variable rates ranging from 5.75% to 6.75%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $23.8 million and had interest rates that ranged from 3.50% to 18.00%; variable rate commitments totaled $20.5 million and had interest rates that ranged from 3.00% to 18.00%.

As of December 31, 2013 and 2012, the Company had fully secured outstanding standby letters of credit commitments totaling $27,000 and $27,000, respectively.

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

The Company does not have any employment agreements with its officers, therefore, the Company has not accrued for any liability related to such agreements.

Other than its borrowing capacity with the FHLB, the Company did not maintain a line of credit with any financial institutions as of December 31, 2013. As of December 31, 2012, the Company maintained borrowing capacity with the FHLB and a line of credit with one other financial institution for $3.5 million, for which no balance was outstanding.

The Company has operating leases in place for two business locations and certain ordinary office equipment. Lease payments in total over the next 5 years are approximately $0.9 million.

NOTE 14. INCOME TAXES

Income tax expense (benefit) for the years ending December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(Dollars in Thousands)

Current – federal	$–	$150	$(521)
Current – state	–	–	–
Deferred – federal	11,664	(2,321)	(2,978)
Deferred – state	2,356	(146)	(886)
Increase (decrease) in valuation allowance – federal	(11,664)	2,321	2,978
Increase (decrease) in valuation allowance – state	(2,356)	146	983
Income tax expense (benefit)	$–	$150	$(424)

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 14. INCOME TAXES (continued)

The effective tax rate differs from the statutory federal income tax rate for the years ending December 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
	(Dollars in Thousands)

Income taxes at current statutory rate of 34%	$(3,878)	$(2,216)	$(3,642)
Increase (decrease) from:
State income tax, net of Federal tax effect	(414)	(146)	(523)
Tax-exempt income	(12)	(12)	(12)
Increase in cash surrender value of bank owned life insurance	(129)	(151)	(229)
Taxable proceeds from bank owned life insurance surrender	–	–	701
Stock option expense	1	6	24
Change related to Internal Revenue Code § 382 net operating loss carryover limitations	18,479	-	-
Change in federal valuation allowance	(11,664)	2,321	2,978
Change in state valuation allowance	(2,356)	146	983
Change related to amended returns	–	150	(521)
Other, net	(27)	52	(183)
Income tax expense (benefit)	$–	$150	$(424)
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities as of December 31, 2013 and 2012 were due to the following:

	2013	2012
	(Dollars in Thousands)
Deferred tax assets:
Allowance for portfolio loan losses	$2,609	$4,101
Depreciation	–	–
Net unrealized loss on securities available-for-sale	2,840	–
Deferred compensation arrangements	559	490
Other real estate owned	1,413	834
Net operating loss carryover	7,879	20,843
Deferred loan fees	647	744
Interest income on non-accrual loans	3	24
Accrued expenses	375	323
Acquired customer intangibles	344	421
Alternative minimum tax carryover	527	527
Donation carryover	66	66
Other	244	173
Total deferred tax assets	17,506	28,546
Valuation allowance – federal	(15,237)	(24,098)
Valuation allowance – state	(1,553)	(3,615)
Total deferred tax assets, net of valuation allowance	716	833

Deferred tax liability:
Net unrealized gain on securities available-for-sale	–	(258)
Depreciation	(170)	(127)
Deferred loan costs	(49)	(29)
Prepaid expenses	(317)	(256)
Other	(180)	(163)
Total deferred tax liability	(716)	(833)
Net deferred tax asset	$–	$–

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 14. INCOME TAXES (continued)

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

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL position recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, the Company wrote off approximately $46.3 million of federal net operating loss carryover and $72.3 million of state net operating loss carryover, all of which had been previously reserved for with a valuation allowance

As of December 31, 2013 and 2012, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $17.5 million and $28.5 million, respectively, and were primarily comprised of future tax benefits associated with the allowance for portfolio loan losses and net operating loss carryover. The deferred tax asset in 2013 was also comprised of future tax benefits associated with the net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

The Company has a federal net operating loss carryover of $20.9 million which begins to expire in 2019. There is a valuation allowance of $7.1 million on this carryover. The Company has a state net operating loss carryover of $7.1 million which begins to expire in 2018. The Company maintains a valuation allowance of $0.8 million on this carryover.

NOTE 15. LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares and average unearned restricted stock awards. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

Due to reported losses in each period there was no dilutive effect of stock options or stock awards, and therefore, were not considered in computing diluted weighted average common shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 15. LOSS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted loss per common share computation for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(Dollars in Thousands, Except Share Information)
Basic:
Net Loss	$(11,406)	$(6,667)	$(10,287)
Weighted average common shares outstanding	3,652,311	2,628,969	2,629,001
Less: average unallocated employee stock ownership plan shares	(86,201)	(91,004)	(89,432)
Less: average director’s deferred compensation shares	(37,336)	(39,926)	(46,684)
Less: average unvested restricted stock awards	(682)	(1,073)	(2,594)
Weighted average common shares outstanding, as adjusted	3,528,093	2,496,966	2,490,291
Basic loss per common share	$(3.23)	$(2.67)	$(4.13)

Diluted:
Net Loss	$(11,406)	$(6,667)	$(10,287)
Weighted average common shares outstanding, as adjusted (from above)	3,528,093	2,496,966	2,490,291
Add: dilutive effects of assumed exercise of stock options	–	–	–
Add: dilutive effects of full vesting of stock awards	–	–	–
Weighted average dilutive shares outstanding	3,528,093	2,496,966	2,490,291
Diluted loss per common share	$(3.23)	$(2.67)	$(4.13)

NOTE 16. EMPLOYEE BENEFITS

Defined Contribution Plan

Company employees, meeting certain age and length of service requirements, may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an Internal Revenue Service maximum amount, with a company match equal to 50% of the first 6% of the compensation contributed. For the years ended December 31, 2013, 2012 and 2011, the total plan expense was $101,000, $57,000, and $149,000, respectively. The Company re-instituted its matching program in April 2010, which had been suspended beginning in first quarter of 2009.

Supplemental Executive Retirement Plan and Director Retirement Plan

Under the terms of the executive and senior officer supplemental executive retirement plan (SERP) and the Director Retirement Plan, each participant will receive a monthly benefit payment beginning on a date defined by each plan. Under the executive and senior officer SERPs, benefit payments begin the first month after the retirement date while under the Director Retirement Plan benefit payments began on the first month following 100% vesting. Benefit payments are due over a period of ten (10) to twenty (20) years after retirement and are based on the amount of each participant’s appreciation benefit plus accrued interest on unpaid balances.

Payment of vested appreciation benefits is contingent upon certain events and requires OCC approval as a result of the Consent Order between the Company and the OCC (see Note 19). Additionally, due to the Consent Order payments for appreciation benefits that vest following an executive being involuntarily terminated or occurring after the executive severs employment are subject to approval by the FDIC and the OCC.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 16. EMPLOYEE BENEFITS (continued)

Vesting in the appreciation benefit for the executive SERPs and Director Retirement Plan is contingent upon the occurrence of defined events. For the executive SERPs, these events include the successful completion of the second step conversion, two consecutive quarters of positive income before the expense of participant vesting by the Company, the participant's death or disability, a change-of control of the Company, or involuntary termination of employment. For the Director Retirement Plan, the event is the successful completion of the second step conversion. The vested appreciation benefit is payable over 15 years for executive SERPs and 10 years for the Director Retirement Plan. The vested but unpaid appreciation benefits of the executive SERPs and Director Retirement Plan are credited for interest at a rate of 3-month LIBOR plus 275 basis points. Under the terms of the senior officer SERP the appreciation benefit is established upon completion of the second step conversion and becomes payable to the participant over 20 years following separation from service due to retirement from the Company, which may be no earlier than age 55. In the event of a death of a participant with 5 or more years of service a lump sum payment is due to the participant's beneficiary. The participant forfeits their appreciation benefit if the employee leaves the Company prior to retirement. The unpaid appreciation benefit for each participant is credited for interest at a rate of 3-month LIBOR plus 275 basis points.

On February 3, 2011, the Company completed the second-step conversion thus triggering certain vesting for each of the plans. Under the terms of the agreements the executive SERPs vested 15% of the appreciation benefit and the Director Retirement Plan vested 100% in the appreciation benefit. The executive SERPs and Director Retirement Plan were partially funded through the creation of a rabbi trust (the Trust). The Trust purchased 34,009 shares of Company stock at $10.00 per share during the second step conversion and has recorded the purchase as common stock held by benefits plans in stockholders’ equity. Benefits paid by the Trust may be paid in cash or stock and the assets of the Trust are considered general assets of the Company. Changes in the fair-value of Company stock are recorded as adjustments to the benefits accrued for each participant. Under the terms of the agreement the senior officer SERP vested 100% in the appreciation benefit at the date of the second-step conversion.

The Company recorded expense of $163,000 for SERP and Director Retirement Plans in 2013, including increases in the market value of Company stock held in the Trust and interest on unpaid appreciation benefits, net of reversal of benefits accrued for senior officer SERP participants who severed their employment. The Company recorded expense of $(37,000) for SERP and Director Retirement Plans in 2012, including reversal of benefits accrued for senior officer SERP participants who severed their employment and reductions in the market value of Company stock held in the Trust, net of interest on unpaid appreciation benefits. The Company recorded expense of $822,000 for SERP and Director Retirement Plans in 2011, including interest on unpaid appreciation benefits and net of reversal of benefits accrued for senior officer SERP participants who severed their employment.

Below is the amount of accrued liability and unvested appreciation benefit under the SERP and Director Retirement Plan as of December 31, 2013 and 2012:

	2013	2012
	(Dollars in Thousands)
Accrued liability:
Executive and senior officer SERP	$565	$391
Director retirement plan	$163	$176
Unvested appreciation benefit:
Executive and senior officer SERP	$1,873	$2,019
Director retirement plan	$–	$–

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 16. EMPLOYEE BENEFITS (continued)

Deferred Director Fee Plan

A deferred director fee compensation plan covers all non-employee directors. Under the plan directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2013 and 2012, the liability for the plan was $205,000 and $189,000, respectively.

Split Dollar Life Insurance Agreements

The Company has Split Dollar Life insurance agreements with certain executive officers to provide life insurance benefits in addition to that available to all employees. The expense related to this benefit for the years ended December 31, 2013, 2012 and 2011 was $(60,000), $(88,000), and $34,000, respectively. The Company recorded a credit to expense in 2013 and 2012 due to the departures of executives who surrendered the benefit under the terms of the agreement. There was no related liability for Split Dollar Life insurance benefits at December 31, 2013. The related liability for Split Dollar Life insurance benefits was $60,000 at December 31, 2012.

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

NOTE 17. EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the ESOP described below following Atlantic Coast Federal Corporation’s first step conversion in 2004. Upon completion of the second step conversion on February 3, 2011 (see Note 1), all unallocated shares in the plan were exchanged for Atlantic Coast Financial Corporation shares at a rate of 0.1960 shares of Atlantic Coast Financial Corporation for each share of Atlantic Coast Federal Corporation. As part of the conversion, the Company loaned $0.7 million to the trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. The Company’s loan to the ESOP was combined with the remaining debt from the original note, described below, and modified to be payable over 20 years. Further, the Plan was modified such that unearned shares held by the plan will be allocated over the same term as the debt.

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

Contributions to the ESOP were $89,000, $86,000 and $90,000 for the years ended 2013, 2012 and 2011. Contributions did not include dividends on unearned shares in 2013, 2012 and 2011.

Compensation expense for shares committed to be released under the Company's ESOP was $20,000, $11,000 and $29,000 for the years ended 2013, 2012 and 2011, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 17. EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Shares held by the ESOP as of December 31, 2013 and 2012 were as follows:

	2013	2012

Allocated to eligible employees	4,790	4,790
Unearned	81,437	86,227
Total ESOP shares	86,227	91,017

	(Dollars in Thousands)
Fair value of unearned shares	$353	$173

NOTE 18. STOCK-BASED COMPENSATION

The Company established the stock-based compensation plans described below following Atlantic Coast Federal Corporation’s first step conversion in 2004. Upon completion of the second step conversion on February 3, 2011 (see Note 1), all unallocated or unvested shares in the plans were exchanged for Atlantic Coast Financial Corporation shares at a rate of 0.1960 shares of Atlantic Coast Financial Corporation for each share of Atlantic Coast Federal Corporation. In 2005 the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the Recognition Plan), and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the Stock Option Plan). The compensation cost that has been charged against income for the Recognition Plan for the years ended December 31, 2013, 2012 and 2011 was $3,000, $22,000 and $106,000, respectively. The compensation cost that has been charged against income for the Stock Option Plan for the years ended December 31, 2013, 2012 and 2011 was $24,000, $36,000 and $60,000, respectively.

The Recognition Plan

The Recognition Plan permits the Company’s Board of Directors to award up to 55,888 shares of its common stock to directors and key employees designated by the board. As of December 31, 2013 substantially all shares had been awarded. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date; accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The second step conversion completed February 3, 2011 (see Note 1) was not considered a change in control. Any awarded shares which are forfeited are returned to the Company and can be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 18. STOCK-BASED COMPENSATION (continued)

There were no common stock share awards during the years ended December 31, 2013 and 2012. A summary of the status of the shares of the Recognition Plan at December 31, 2013 and 2012 is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-vested at December 31, 2011	1,393	$29.49
Granted	–	–
Vested	(571)	57.87
Forfeited	–	–
Non-vested at December 31, 2012	822	14.95
Granted	–	–
Vested	(274)	14.95
Forfeited	–	–
Non-vested at December 31, 2013	548	$14.95

There was $5,000 and $8,000 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2013 and 2012, respectively. The expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2013 and 2012 was $4,000 and $33,000, respectively.

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

The Stock Option Plan also permits the Company’s Board of Directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (Limited SAR). The Limited SARs are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The second step conversion completed February 3, 2011 (see Note 1) was not considered a change in control. The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of Options or related rights equaling the maximum number of shares occurs. There were 53,688 stock options remaining to be awarded as of December 31, 2013.

There were no incentive stock option awards during the years ended December 31, 2013 and 2012. There were 25,000 of incentive stock option awards during the year ended December 31, 2011.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 18. STOCK-BASED COMPENSATION (continued)

A summary of the option activity under the Stock Option Plan as of December 31, 2013 and 2012, and changes for the year then ended is presented below:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
				(in Thousands)

Outstanding at December 31, 2011	131,947	$46.83
Granted	–	–
Exercised	–	–
Forfeited	(14,225)	63.95
Outstanding at December 31, 2012	117,722	$44.98	5.2	$–

Vested or expected to vest	89,139	$44.98	5.2	$–
Exercisable at year end	81,340	$65.10	3.9	$–

Outstanding at December 31, 2012	117,722	$44.98
Granted	–	–
Exercised	–	–
Forfeited	(33,967)	30.18
Outstanding at December 31, 2013	83,755	$50.98	3.6	$–

Vested or expected to vest	61,979	$50.98	3.6	$–
Exercisable at year end	74,035	$57.67	3.2	$–

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions. Due to the somewhat limited daily trading volume of shares of our Company stock, the volatility of the SNL thrift index was used in lieu of the historical volatility of our Company stock. The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of the grant. The expected life of the options is estimated based on historical employee behavior and represents the period of time that options are expected to remain outstanding. These weighted assumptions for awards granted during the years ended December 31, 2013, 2012 and 2011 are summarized in the following table:

	2013	2012	2011

Intrinsic value of options exercised	$–	$–	$–
Cash received from options exercised	$–	$–	$–
Tax benefit realized from options exercised	$–	$–	$–
Risk-free interest rate	n/a	n/a	1.45%
Volatility of Company’s stock	n/a	n/a	23.90%
Expected dividend yield	n/a	n/a	0.00%
Expected life of options	n/a	n/a	6 years
Weighted average fair value of options granted	n/a	n/a	$1.33

There was $35,000 and $60,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan as of December 31, 2013 and 2012, respectively. The cost is expected to be recognized over a weighted-average period of 2.0 years.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 19. REGULATORY SUPERVISION

On August 10, 2012 the Board of Directors of the Bank agreed to the Order with its primary regulator, the OCC. The Order does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and FDIC deposit insurance coverage are unaffected. The Order provided, among other things, that:

⋅	the Order replaces and therefore terminates the Supervisory Agreement entered into between the Bank and the OTS on December 10, 2010;

⋅
within 10 days of the date of the Order, the Board of Directors had to establish a compliance committee that will be responsible for monitoring and coordinating Atlantic Coast Bank’s adherence to the provisions of the Order;

⋅
within 90 days of the date of the Order, the Board of Directors had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for Atlantic Coast Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

⋅
until such time as the OCC provides written supervisory non-objection of Atlantic Coast Bank’s strategic plan, Atlantic Coast Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of Atlantic Coast Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

⋅	by December 31, 2012, Atlantic Coast Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

⋅
within 60 days of the date of the Order, the Board of Directors needed to develop and implement an effective internal capital planning process to assess Atlantic Coast Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

⋅	Atlantic Coast Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC;

⋅
within 90 days of the date of the Order, the Board of Directors had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for Atlantic Coast Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets in addition to certain other requirements;

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 19. REGULATORY SUPERVISION (continued)

⋅
if Atlantic Coast Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, Atlantic Coast Bank may be deemed undercapitalized for purposes of the Order;

⋅
within 30 days of the date of the Order, the Board of Directors had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, Atlantic Coast Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

⋅
within 60 days of the date of the Order, the Board of Directors had to revise its problem asset reduction plan (PARP), the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful,” “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

⋅
within 60 days of the date of the Order, the Board of Directors had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

⋅
Atlantic Coast Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for Atlantic Coast Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board of Directors established limits and a restriction on purchasing BOLI until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital; and

⋅
the Board of Directors was to immediately take all necessary steps to ensure that Atlantic Coast Bank’s management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Order, the Board of Directors had to adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and Atlantic Coast Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

The Bank believes it has accomplished all requirements under the Order to date. Even though the Bank has achieved the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 19. REGULATORY SUPERVISION (continued)

The Bank’s actual and required capital levels and ratios were as follows:

			Required to be Well-Capitalized		Required Capital Levels
	Actual		Under Prompt Corrective Action		Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2013
Total capital (to risk weighted assets)	$77.0	20.47%	$37.6	10.00%	$48.9	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.3	19.22%	22.6	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.3	9.73%	37.1	5.00%	66.9	9.00%

December 31, 2012
Total capital (to risk weighted assets)	$45.6	9.78%	$46.6	10.00%	$60.6	13.00%
Tier 1 (core) capital (to risk weighted assets)	39.7	8.52%	28.0	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	39.7	5.13%	38.7	5.00%	69.6	9.00%

As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the PCA rules as of December 31, 2013 was well-capitalized.

The Company remains subject to the Supervisory Agreement with the Federal Reserve Board which was entered into on December 10, 2010 and provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written Federal Reserve Board approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the Federal Reserve Board; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without Federal Reserve Board prior written approval; (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the Federal Reserve Board.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$1,311	$268
Investment in subsidiary	64,756	40,417
Note receivable from ESOP	2,039	2,128
Other assets	70	223
Total assets	$68,176	$43,036

Accrued expenses and other liabilities	$2,651	$2,776
Total stockholders’ equity	65,525	40,260
Total liabilities and stockholders’ equity	$68,176	$43,036

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in Thousands)

Net interest income	$68	$56	$37

Noninterest income and expense:
Loss on sale of securities available-for-sale	–	–	(158)
Other-than-temporary-impairment loss	–	–	(186)
Other	454	454	454
Equity in net loss of subsidiary	(11,415)	(6,356)	(8,946)
Noninterest expense	(513)	(821)	(1,488)
Total noninterest income and expense	(11,474)	(6,723)	(10,324)

Net loss	$(11,406)	$(6,667)	$(10,287)

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2013, 2012 and 2011

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in Thousands)

Cash flows from operating activities:
Net loss	$(11,406)	$(6,667)	$(10,287)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Loss on sale of securities available-for-sale	–	–	158
Other-than-temporary-impairment loss on securities available-for-sale	–	–	186
Share-based compensation expense	27	58	166
Amortization of premium on securities available-for-sale	–	–	(6)
Net change in other assets	84	(4)	1,279
Net change in accrued expenses and other liabilities	(36)	(193)	(809)
Equity in undistributed loss of subsidiary	11,415	6,356	8,946
Net cash from (used in) operating activities	84	(450)	(367)

Cash flows from investing activities:
Proceeds from maturities and payments of securities available-for-sale	–	–	188
Proceeds from sale of securities available-for-sale	–	–	561
Expenditures on premises and equipment	1	1	–
Payment received on ESOP loan	89	86	90
Contribution to subsidiary	(44,000)	–	(9,350)
Net cash from (used in) investing activities	(43,910)	87	(8,511)

Cash flows from financing activities:
Repayment of other borrowings	–	–	(5,000)
Proceeds from sale of common stock in public offering	44,869	–	–
Proceeds from sale of common stock in second-step conversion and offering	–	–	14,428
SERP distributions	–	(21)	(55)
Shares purchased for and distributions from Rabbi Trust	–	14	(119)
Loan to ESOP	–	–	(684)
Repayment to subsidiary	–	(1,495)	–
Net cash from (used in) financing activities	44,869	(1,502)	8,570

Net increase (decrease) in cash and cash equivalents	1,043	(1,865)	(308)
Cash and cash equivalents, beginning of period	268	2,133	2,441
Cash and cash equivalents, end of period	$1,311	$268	$2,133

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s report on internal control over financial reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on that assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

 (c) Changes in internal controls. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(d)) that occurred during the quarter ended December 31, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Proposal I - Election of Directors,” “Directors,” “Executive Officers who are not Directors,” “Code of Ethics,” “Meetings and Committees of the Board of Directors - Audit Committee,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption “Executive Compensation,” and “Director Compensation” in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Voting Securities and Principal Holders Thereof,” and “Proposal I - Election of Directors,” in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities of this Annual Report on Form 10-K on page 60, each of which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption “Board Independence,” and “Transactions with Certain Related Persons” in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal II - Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as a part of this report
1.	Consolidated financial statements.
The consolidated financial statements are set forth under Item 8. Financial Statements and Supplementary Data of this report on Form 10-K.

2.	Financial statement schedules.
The following information is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this report on Form 10-K:
Report of Independent Registered Public Accounting Firm

All other schedules have been omitted because they were not applicable or because the required information has been included in the consolidated financial statements or notes thereto.

Exhibits
1.1	Underwriting Agreement [1]
2.1	Agreement and Plan of Merger by and among Atlantic Coast Financial Corporation, Atlantic Coast Bank, Bond Street Holdings, Inc. and Florida Community Bank, N.A., dated February 25, 2013 [2]
2.2
Amendment Number 1 to the Agreement and Plan of Merger by and among Atlantic Coast Financial Corporation, Atlantic Coast Bank, Bond Street Holdings, Inc. and Florida Community Bank, N.A., dated April 22, 2013 [3]

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation [4]
3.2	Bylaws of Atlantic Coast Financial Corporation [5]
4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation [6]
10.1	Employee Stock Ownership Plan [7]
10.2	Form of Employment Agreement with Thomas B. Wagers, Sr. [8]
10.3	Amended and Restated 2005 Director Retirement Plan [9]
10.4	Atlantic Coast Financial Corporation 2005 Stock Option Plan [10]
10.5	Atlantic Coast Financial Corporation 2005 Recognition and Retention Plan [11]
10.6	Split Dollar Life Insurance Agreement with Thomas B. Wagers, Sr. [12]
10.7	Atlantic Coast Federal Corporation 2008 Executive Deferred Compensation Plan [13]
10.8	Fourth Amended and Restated Supplemental Executive Retirement Agreement with Thomas B. Wagers, Sr. [14]
10.9	Supplemental Executive Retirement Agreement with Phillip S. Buddenbohm[15]
10.10	Consulting Agreement with Jay S. Sidhu [16]
10.11	Non-compete and Non-solicitation Agreement with Thomas B. Wagers, Sr. [17]
10.12	Non-compete and Non-solicitation Agreement with Phillip S. Buddenbohm[18]
10.13	Atlantic Coast Federal Corporation Employee Stock Purchase Plan [19]
10.14	Atlantic Coast Federal Corporation Director Stock Purchase Plan [20]
10.15	Atlantic Coast Federal Corporation Amended and Restated 2005 Director Deferred Fee Plan [21]
10.16	Atlantic Coast Federal Corporation Amended and Restated 2007 Director Deferred Compensation Plan for Equity [22]
10.17	Atlantic Coast Bank Director Emeritus Plan [23]
10.18	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan [24]
10.19	Consent Order with the Office of the Comptroller of the Currency [25]
10.20
Supervisory Agreement, dated as of December 10, 2010, by and between Atlantic Coast Financial Corporation, as successor to Atlantic Coast Federal, MHC, and the Federal Reserve Board, as successor to the Office of Thrift Supervision [26]

21	Subsidiaries of Registrant
23.1	Consent of McGladrey LLP
31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101 LAB	XBRL Taxonomy Label Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

1	Incorporated by reference to Exhibit 1.1 of Atlantic Coast Financial Corporation’s Form S-1, filed with the Securities and Exchange Commission on November 21, 2013.
2	Incorporated by reference to Exhibit 2.1 of Atlantic Coast Financial Corporation’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2013.
3	Incorporated by reference to Exhibit 2.2 of Atlantic Coast Financial Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on April 23, 2013.
4	Incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
5	Incorporated by reference to Exhibit 3.2 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
6	Incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
7	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
8	Incorporated by reference to Exhibit 10.25 of the registrant’s Amendment No. 3 to the Form S-1 Registration Statement, originally filed with the Securities and Exchange Commission on October 29, 2010 (Registration No. 333-167632).
9	Incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
10	Incorporated by reference to Appendix C to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2005.
11	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on November 9, 2006.
12	Incorporated by reference to Exhibit 10.4 to Atlantic Coast Federal Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on January 7, 2010.
13	Incorporated by reference to Atlantic Coast Federal Corporation’s Form 8-K Current Report originally filed with the Securities and Exchange Commission on February 12, 2008.
14	Incorporated by reference to Exhibit 10.12 of Atlantic Coast Financial Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 28, 2012.
15	Incorporated by reference to Exhibit 10.9 of Atlantic Coast Financial Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on April 1, 2013.
16	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K current Report, originally filed with the Securities and Exchange Commission on May 18, 2011.
17	Incorporated by reference to Exhibit 10.9 of Atlantic Coast Federal Corporation’s Form 8-K current Report originally filed with the Securities and Exchange Commission on May 14, 2010.
18	Incorporated by reference to Exhibit 10.12 of Atlantic Coast Financial Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on April 1, 2013.
19	Incorporated by reference to Appendix A to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2010.
20	Incorporated by reference to Appendix B to the Definitive Proxy Statement originally filed by Atlantic Coast Federal Corporation with the Securities and Exchange Commission on April 7, 2010.
21	Incorporated by reference to Exhibit 10.6 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
22	Incorporated by reference to Exhibit 10.15 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
23	Incorporated by reference to Exhibit 10.14 of Atlantic Coast Federal Corporation’s Form 10-K Annual Report originally filed with the Securities and Exchange Commission on March 31, 2009.
24	Incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1, and any amendments thereto, originally filed with the Securities and Exchange Commission on June 18, 2010 (Registration No. 333-167632).
25	Incorporated by reference to Exhibit 10.1 of Atlantic Coast Financial Corporation’s Form 8-K Current Report, originally filed with the Securities and Exchange Commission on August 14, 2012.
26	Incorporated by reference to Exhibit 10.2 of Atlantic Coast Federal Corporation’s Form 8-K originally filed with the Securities and Exchange Commission on December 16, 2010.

*	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION

Date: March 14, 2014	By:	/s/ John K. Stephens, Jr.

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ John K. Stephens, Jr.	By:	/s/ James D. Hogan
	John K. Stephens, Jr.		James D. Hogan
	President and Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
	Director		(Principal Financial and Accounting Officer)
Director
	Date: March 14, 2014		Date: March 14, 2014

By:	/s/ Dave Bhasin	By:	/s/ Kevin G. Champagne
	Dave Bhasin		Kevin G. Champagne
	Director		Director
	Date: March 14, 2014		Date: March 14, 2014

By:	/s/ Bhanu Choudhrie	By:	/s/ John J. Dolan
	Bhanu Choudhrie		John J. Dolan
	Director		Director
	Date: March 14, 2014		Date: March 14, 2014

By:	/s/ W. Eric Palmer	By:	/s/ Jay S. Sidhu
	W. Eric Palmer		Jay S. Sidhu
	Director		Director
	Date: March 14, 2014		Date: March 14, 2014

By:	/s/ H. Dennis Woods
H. Dennis Woods
Director
Date: March 14, 2014

