Form 10-Q
period 2014-03-31
Atlantic Coast Financial CORP
filed 2014-05-14
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4655 Salisbury Road, Suite 110 Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

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

15,509,061 shares of common stock, $0.01 par value, outstanding as of May 1, 2014

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$3,367	$2,889
Short-term interest-earning deposits	70,355	111,305
Total cash and cash equivalents	73,722	114,194
Investment securities:
Securities available-for-sale	157,225	159,732
Securities held-to-maturity	19,026	19,266
Total investment securities	176,251	178,998
Portfolio loans, net of allowance of $6,950 in 2014 and $6,946 in 2013	391,426	371,956
Other loans:
Held-for-sale	872	1,656
Warehouse held-for-investment	20,740	20,523
Total other loans	21,612	22,179
Federal Home Loan Bank stock, at cost	5,612	5,879
Land, premises and equipment, net	14,247	14,253
Bank owned life insurance	16,233	16,143
Other real estate owned	5,518	5,225
Accrued interest receivable	1,835	1,826
Other assets	2,301	2,980
Total assets	$708,757	$733,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,931	$34,782
Interest-bearing demand	71,906	68,954
Savings and money market	172,107	172,552
Time	175,485	183,810
Total deposits	459,429	460,098
Securities sold under agreements to repurchase	66,300	92,800
Federal Home Loan Bank advances	110,000	110,000
Accrued expenses and other liabilities	4,822	5,210
Total liabilities	640,551	668,108

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, 15,509,061 issued and outstanding at March 31, 2014 and December 31, 2013	155	155
Additional paid-in capital	100,728	100,794
Common stock held by:
Employee stock ownership plan shares of 80,240 at March 31, 2014 and 81,437 at December 31, 2013	(1,743)	(1,769)
Benefit plans	(312)	(317)
Retained deficit	(25,573)	(25,779)
Accumulated other comprehensive income (loss)	(5,049)	(7,559)
Total stockholders’ equity	68,206	65,525
Total liabilities and stockholders’ equity	$708,757	$733,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Interest and dividend income:
Loans, including fees	$5,879	$6,961
Securities and interest-earning deposits in other financial institutions	1,046	574
Total interest and dividend income	6,925	7,535
Interest expense:
Deposits	662	882
Securities sold under agreements to repurchase	975	1,182
Federal Home Loan Bank advances	1,131	1,134
Total interest expense	2,768	3,198
Net interest income	4,157	4,337
Provision for portfolio loan losses	450	1,234
Net interest income after provision for portfolio loan losses	3,707	3,103

Noninterest income:
Service charges and fees	637	747
Gain on sale of loans held-for-sale	224	334
Bank owned life insurance earnings	90	99
Interchange fees	373	395
Other	136	140
Total noninterest income	1,460	1,715

Noninterest expense:
Compensation and benefits	2,287	2,276
Occupancy and equipment	491	483
Federal Deposit Insurance Corporation insurance premiums	384	440
Foreclosed assets, net	6	(18)
Data processing	293	330
Outside professional services	383	888
Collection expense and repossessed asset losses	164	912
Other	905	1,546
Total noninterest expense	4,913	6,857

Income (loss) before income tax expense	254	(2,039)
Income tax expense	48	-
Net income (loss)	$206	$(2,039)

Earnings (loss) per common share:
Basic	$0.01	$(0.81)
Diluted	$0.01	$(0.81)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$206	$(2,039)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	2,510	(886)
Less reclassification adjustments for (gains) losses recognized in income	-	-
Net unrealized gains (losses)	2,510	(886)
Income tax effect	-	-
Net of tax effect	2,510	(886)

Total other comprehensive income (loss)	2,510	(886)

Comprehensive income (loss)	$2,716	$(2,925)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

For the three months ended March 31, 2014:

Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(47)	-	-	-	-	(47)
Employee stock ownership plan shares earned, 1,197 shares	-	(21)	26	-	-	-	5
Management restricted stock expense	-	1	-	-	-	-	1
Stock options expense	-	6	-	-	-	-	6
Distribution from Rabbi Trust	-	(5)	-	5	-	-	-
Net income	-	-	-	-	206	-	206
Other comprehensive income	-	-	-	-	-	2,510	2,510
Balance at March 31, 2014	$155	$100,728	$(1,743)	$(312)	$(25,573)	$(5,049)	$68,206

For the three months ended March 31, 2013:

Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$40,260
Employee stock ownership plan shares earned, 1,197 shares	-	(22)	26	-	-	-	4
Management restricted stock expense	-	1	-	-	-	-	1
Stock options expense	-	7	-	-	-	-	7
Distribution from Rabbi Trust	-	(7)	-	7	-	-	-
Net loss	-	-	-	-	(2,039)	-	(2,039)
Other comprehensive loss	-	-	-	-	-	(886)	(886)
Balance at March 31, 2013	$26	$56,111	$(1,847)	$(331)	$(16,412)	$(200)	$37,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$206	$(2,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for portfolio loan losses	450	1,234
Gain on sale of loans held-for-sale	(224)	(334)
Originations of loans held-for-sale	(1,200)	(2,390)
Proceeds from sales of loans held-for-sale	2,207	4,042
Foreclosed assets, net	6	(18)
Employee stock ownership plan compensation expense	5	4
Share-based compensation expense	7	8
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(429)	445
Depreciation expense	139	163
Net change in cash surrender value of bank owned life insurance	(90)	(99)
Net change in accrued interest receivable	(9)	86
Net change in other assets	679	412
Net change in accrued expenses and other liabilities	(388)	278
Net cash provided by operating activities	1,359	1,792

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	4,999	9,102
Purchase of securities available-for-sale	-	(5,113)
Funding of warehouse loans held-for-investment	(84,920)	(277,085)
Proceeds from repayments of warehouse loans held-for-investment	84,703	291,509
Purchase of portfolio loans	(16,451)	-
Net change in portfolio loans	(3,142)	8,268
Expenditures on premises and equipment	(133)	(15)
Proceeds from sale of other real estate owned	62	2,225
Redemption of Federal Home Loan Bank stock	267	1,381
Net cash provided by (used in) investing activities	(14,615)	30,272

Cash flows from financing activities:
Net decrease in deposits	(669)	2,594
Repayment of securities sold under agreements to repurchase	(26,500)	-
Repayment of Federal Home Loan Bank advances	-	(25,000)
Additional cost associated with the issuance of common stock in a public offering in 2013	(47)	-
Net cash used in financing activities	(27,216)	(22,406)

Net increase (decrease) in cash and cash equivalents	(40,472)	9,658
Cash and cash equivalents, beginning of period	114,194	67,828
Cash and cash equivalents, end of period	$73,722	$77,486

Supplemental disclosures of cash flow information:
Interest paid	$3,003	$3,233
Income taxes paid	$-	$-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$361	$4,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying condensed consolidated balance sheet as of December 31, 2013, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The 2013 Atlantic Coast Financial Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

Certain items in the prior period financial statements have been reclassified to conform to the current presentation. The reclassifications have no effect on net income (loss) or stockholders’ equity as previously reported.

To prepare unaudited condensed consolidated financial statements in conformity with U.S. GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Estimates associated with the allowance for portfolio loan losses (the allowance), realization of deferred tax assets, and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

Impact of Certain Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (ASU 2014-04). ASU 2014-04 will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when an in substance repossession or foreclosure has occurred. Additionally, ASU 2014-04 requires both interim and annual disclosure of properties that are in the process of foreclosure. The new guidance is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this guidance will result in additional disclosures, but is not expected to have any impact on the Company’s financial statements or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryover, a similar tax loss, or a tax credit carryover, with specified exceptions. The new guidance was effective for interim and annual periods beginning after December 15, 2013. The Company adopted the guidance for the first quarter of 2014. There was no impact on the Company’s financial statements or results of operations.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 2. CAPITAL RAISE TRANSACTION & BULK SALE OF NONPERFORMING ASSETS

On December 3, 2013, the Company raised $48.3 million in gross proceeds by issuing 12,880,000 shares of its common stock in a public offering, which included the issuance of 1,680,000 shares as a result of the exercise of the underwriters’ over-allotment option, at a price to the public of $3.75 per share. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million of the net proceeds of the offering to the Bank to maintain capital ratios at required levels and to support growth in the Bank's loan and investment portfolios. The Company is using the remaining net proceeds of the offering for general corporate purposes.

On December 27, 2013, the Company completed the sale of approximately $13.2 million of its nonperforming assets to real estate investment firms. The sale included nonaccrual loans with a carrying value of $10.6 million and other real estate owned (OREO) with a carrying value of $2.6 million, for a combined purchase price of $6.9 million.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

Transactions Involving Members of the Board of Directors

Certain of our directors purchased securities in our December 2013 public offering of Common Stock. The following table indicates the number and types of securities purchased in material transactions, as well as the amount paid for such securities:

Name	Number and Type of Securities	Aggregate Purchase Price

Bhanu Choudhrie	1,289,077 shares of Common Stock	$4,834,039
Jay S. Sidhu	80,000 shares of Common Stock	$300,000

Transaction between Atlantic Coast Bank and Customers Bank

On March 26, 2014, the Bank purchased $16.2 million of one- to four-family mortgages, comprised entirely of out of market loans, from Customers Bank for $16.5 million, at a premium of 1.75%. Messrs. Sidhu and Choudhrie are directors of Customers Bancorp, Inc., the parent company of Customers Bank. Mr. Sidhu is also the Chairman and Chief Executive Officer of Customers Bancorp, Inc. This loan purchase transaction was in the ordinary course of our business, made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners, and did not involve more than a normal risk or present other unfavorable features.

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,492	-	$4,492	-
State and municipal	972	-	972	-
Mortgage-backed securities – residential	129,541	-	129,541	-
Collateralized mortgage obligations – U.S. Government	22,220	-	22,220	-
Total	$157,225	-	$157,225	-

December 31, 2013
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,318	-	$4,318	-
State and municipal	972	-	972	-
Mortgage-backed securities – residential	130,914	-	130,914	-
Collateralized mortgage obligations – U.S. Government	23,528	-	23,528	-
Total	$159,732	-	$159,732	-

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

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2014
Assets:
Other real estate owned	$5,518	-	-	$5,518

December 31, 2013
Assets:
Other real estate owned	$5,225	-	-	$5,225

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

unaudited)

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of March 31, 2014 and December 31, 2013 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

March 31, 2014
Assets:
Other real estate owned	$5,518	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.4% (27.1%) 10.0% (10.0%)

December 31, 2013
Assets:
Other real estate owned	$5,225	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.4% (26.6%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on other real estate owned for the three months ended March 31, 2014 and 2013 were $13,000 and $27,000, respectively.

The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of March 31, 2014 and December 31, 2013 were as follows:

	Carrying	Estimated	Fair Value Hierarchy
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2014
Assets:
Cash and due from financial institutions	$3,367	$3,367	$3,367	$-	$-
Short-term interest-earning deposits	70,355	70,355	70,355	-	-
Securities held-to-maturity	19,026	19,012	-	19,012	-
Portfolio loans, net	391,426	396,769	-	396,769	-
Loans held-for-sale	872	976	-	976	-
Warehouse loans held-for-investment	20,740	20,740	-	20,740	-
Federal Home Loan Bank stock, at cost	5,612	5,612	-	-	5,612
Accrued interest receivable	1,835	1,835	-	1,835	-
Liabilities:
Deposits	459,429	459,779	-	459,779	-
Securities sold under agreements to repurchase	66,300	74,444	-	74,444	-
Federal Home Loan Bank advances	110,000	119,670	-	119,670	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	871	871	-	871	-

December 31, 2013
Assets:
Cash and due from financial institutions	$2,889	$2,889	$2,889	$-	$-
Short-term interest-earning deposits	111,305	111,305	111,305	-	-
Securities held-to-maturity	19,266	19,258	-	19,258	-
Portfolio loans, net	371,956	382,762	-	382,762	-
Loans held-for-sale	1,656	1,869	-	1,869	-
Warehouse loans held-for-investment	20,523	20,523	-	20,523	-
Federal Home Loan Bank stock, at cost	5,879	5,879	-	-	5,879
Accrued interest receivable	1,826	1,826	-	1,826	-
Liabilities:
Deposits	460,098	460,432	-	460,432	-
Securities sold under agreements to repurchase	92,800	101,949	-	101,949	-
Federal Home Loan Bank advances	110,000	120,494	-	120,494	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	1,107	1,107	-	1,107	-

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on market prices of similar securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third-party originators (warehouse loans held-for-investment), due to the rapid repayment of the loans (generally less than 30 days). Fair value of the Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase (reverse repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of March 31, 2014.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of March 31, 2014 and December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

March 31, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(508)	$4,492	$4,492
State and municipal	942	30	-	972	972
Mortgage-backed securities – residential	133,496	169	(4,124)	129,541	129,541
Collateralized mortgage obligations – U.S. Government	22,836	35	(651)	22,220	22,220
Total securities available-for-sale	162,274	234	(5,283)	157,225	157,225
Securities held-to-maturity (1):
Mortgage-backed securities – residential	19,026	-	(14)	19,012	19,026
Total securities held-to-maturity	19,026	-	(14)	19,012	19,026
Total investment securities	$181,300	$234	$(5,297)	$176,237	$176,251

December 31, 2013
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(682)	$4,318	$4,318
State and municipal	942	30	-	972	972
Mortgage-backed securities – residential	137,018	115	(6,219)	130,914	130,914
Collateralized mortgage obligations – U.S. Government	24,331	27	(830)	23,528	23,528
Total securities available-for-sale	167,291	172	(7,731)	159,732	159,732
Securities held-to-maturity (1):
Mortgage-backed securities – residential	19,266	-	(8)	19,258	19,266
Total securities held-to-maturity	19,266	-	(8)	19,258	19,266
Total investment securities	$186,557	$172	$(7,739)	$178,990	$178,998

(1)	Investment securities held-to-maturity are carried at amortized cost.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of March 31, 2014, is shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	-	-
Due from more than five to ten years	942	972
Due after ten years	-	-
U.S. Government-sponsored enterprises	5,000	4,492
Mortgage-backed securities – residential (1)	152,522	148,553
Collateralized mortgage obligations – U.S. Government	22,836	22,220
	$181,300	$176,237

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of March 31, 2014 and December 31, 2013, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2014
U.S. Government-sponsored enterprises	$4,492	$(508)	$-	$-	$4,492	$(508)
State and municipal	-	-	-	-	-	-
Mortgage-backed securities – residential	61,922	(1,518)	59,372	(2,606)	121,294	(4,124)
Collateralized mortgage obligations – U.S. Government	31,656	(446)	7,632	(219)	39,288	(665)
	$98,070	$(2,472)	$67,004	$(2,825)	$165,074	$(5,297)

December 31, 2013
U.S. Government – sponsored enterprises	$4,318	$(682)	$-	$-	$4,318	$(682)
State and municipal	-	-	-	-	-	-
Mortgage-backed securities – residential (1)	76,480	(3,033)	51,531	(3,186)	128,011	(6,219)
Collateralized mortgage obligations – U.S. Government	32,275	(547)	8,204	(292)	40,479	(838)
	$113,073	$(4,262)	$59,735	$(3,478)	$172,808	$(7,739)

The decrease in unrealized losses as of March 31, 2014 is due to a decrease in interest rates, which started early in January 2014 and continued through the end of the first quarter of 2014. The 10-year treasury rate as of March 31, 2014 and December 31, 2013 was 2.73% and 3.04%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of March 31, 2014 the Company’s security portfolio consisted of 40 securities available-for-sale, 30 of which were in an unrealized loss position, and 2 securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of March 31, 2014, $175.3 million, or approximately 99.4% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2014. During the three months ended March 31, 2014 and 2013, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $4.7 million and $9.1 million for the three months ended March 31, 2014 and 2013, respectively. No gross gains or losses were realized during the three months ended March 31, 2014 and 2013, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.3 million for the three months ended March 31, 2014. There were no proceeds from payments, maturities, and calls of securities held-to-maturity for the three months ended March 31, 2013. The Company did not sell investment securities classified as held-to-maturity during the three months ended March 31, 2014 and 2013, respectively, and currently intends to hold such securities until maturity.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014	% of Total Loans	December 31, 2013	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$189,499	48.3%	$167,455	44.9%
Commercial	52,289	13.3%	48,356	12.9%
Other (land and multi-family)	15,949	4.1%	15,790	4.2%
Total real estate loans	257,737	65.7%	231,601	62.0%

Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	2,243	0.6%	2,582	0.7%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	2,243	0.6%	2,582	0.7%

Other portfolio loans:
Home equity	51,114	13.0%	52,767	14.1%
Consumer	51,570	13.1%	53,290	14.3%
Commercial	29,629	7.6%	33,029	8.9%
Total other portfolio loans	132,313	33.7%	139,086	37.3%

Total portfolio loans	392,293	100.0%	373,269	100.0%

Allowance for portfolio loan losses	(6,950)		(6,946)

Net deferred portfolio loan costs	6,083		5,633

Portfolio loans, net	$391,426		$371,956

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of March 31, 2014 and December 31, 2013:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

March 31, 2014
Real estate loans:
One- to four-family	$185,784	$840	$342	$2,533	$3,715	$189,499
Commercial	51,588	-	701	-	701	52,289
Other (land and multi-family)	15,672	277	-	-	277	15,949
Total real estate loans	253,044	1,117	1,043	2,533	4,693	257,737

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	2,243	-	-	-	-	2,243
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	2,243	-	-	-	-	2,243

Other portfolio loans:
Home equity	50,234	542	68	270	880	51,114
Consumer	50,564	340	109	557	1,006	51,570
Commercial	29,390	239	-	-	239	29,629
Total other portfolio loans	130,188	1,121	177	827	2,125	132,313

Total portfolio loans	$385,475	$2,238	$1,220	$3,360	$6,818	$392,293

December 31, 2013
Real estate loans:
One- to four-family	$162,134	$1,550	$1,289	$2,482	$5,321	$167,455
Commercial	48,272	84	-	-	84	48,356
Other (land and multi-family)	15,668	47	-	75	122	15,790
Total real estate loans	226,074	1,681	1,289	2,557	5,527	231,601

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	2,582	-	-	-	-	2,582
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	2,582	-	-	-	-	2,582

Other portfolio loans:
Home equity	51,686	639	148	294	1,081	52,767
Consumer	51,810	983	387	110	1,480	53,290
Commercial	33,016	13	-	-	13	33,029
Total other portfolio loans	136,512	1,635	535	404	2,574	139,086

Total portfolio loans	$365,168	$3,316	$1,824	$2,961	$8,101	$373,269

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of March 31, 2014 and December 31, 2013 were $3.4 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of March 31, 2014 and December 31, 2013. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of March 31, 2014 and December 31, 2013:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

March 31, 2014
Real estate loans:
One- to four-family	$186,966	$2,533	$189,499
Commercial	52,289	-	52,289
Other (land and multi-family)	15,949	-	15,949
Total real estate loans	255,204	2,533	257,737

Real estate construction loans:
One- to four-family	-	-	-
Commercial	2,243	-	2,243
Acquisition and development	-	-	-
Total real estate construction loans	2,243	-	2,243

Other portfolio loans:
Home equity	50,844	270	51,114
Consumer	50,996	574	51,570
Commercial	29,629	-	29,629
Total other portfolio loans	131,469	844	132,313

Total portfolio loans	$388,916	$3,377	$392,293

December 31, 2013
Real estate loans:
One- to four-family	$164,778	$2,677	$167,455
Commercial	48,356	-	48,356
Other (land and multi-family)	15,715	75	15,790
Total real estate loans	228,849	2,752	231,601

Real estate construction loans:
One- to four-family	-	-	-
Commercial	2,582	-	2,582
Acquisition and development	-	-	-
Total real estate construction loans	2,582	-	2,582

Other portfolio loans:
Home equity	52,367	400	52,767
Consumer	53,061	229	53,290
Commercial	33,029	-	33,029
Total other portfolio loans	138,457	629	139,086

Total portfolio loans	$369,888	$3,381	$373,269

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The Company evaluates consumer and residential loans based on whether the loans are performing or nonperforming as well as other factors. One- to four-family residential loan balances are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. Consumer loans including automobile, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan.

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of March 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

March 31, 2014
Real estate loans:
Commercial	$44,711	$3,616	$3,962	$-	$52,289
Other (land and multi-family)	9,811	387	5,751	-	15,949
Total real estate loans	54,522	4,003	9,713	-	68,238

Real estate construction loans:
Commercial	2,243	-	-	-	2,243
Total real estate construction loans	2,243	-	-	-	2,243

Other portfolio loans:
Commercial	28,881	311	437	-	29,629
Total other portfolio loans	28,881	311	437	-	29,629

Total portfolio loans	$85,646	$4,314	$10,150	$-	$100,110

December 31, 2013
Real estate loans:
Commercial	$41,838	$2,651	$3,867	$-	$48,356
Other (land and multi-family)	9,628	392	5,770	-	15,790
Total real estate loans	51,466	3,043	9,637	-	64,146

Real estate construction loans:
Commercial	2,582	-	-	-	2,582
Total real estate construction loans	2,582	-	-	-	2,582

Other portfolio loans:
Commercial	32,466	93	470	-	33,029
Total other portfolio loans	32,466	93	470	-	33,029

Total portfolio loans	$86,514	$3,136	$10,107	$-	$99,757

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended March 31, 2014 and 2013 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

March 31, 2014
Real estate loans:
One- to four-family	$3,188	$(304)	$88	$329	$3,301
Commercial	827	-	1	137	965
Other (land and multi-family)	282	(8)	8	33	315
Total real estate loans	4,297	(312)	97	499	4,581

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	125	-	-	(103)	22
Acquisition and development	-	-	-	-	-
Total real estate construction loans	125	-	-	(103)	22

Other portfolio loans:
Home equity	1,046	(140)	29	(22)	913
Consumer	1,223	(246)	126	(66)	1,037
Commercial	214	-	-	87	301
Total other portfolio loans	2,483	(386)	155	(1)	2,251

Unallocated	41	-	-	55	96

Total	$6,946	$(698)	$252	$450	$6,950

March 31, 2013
Real estate loans:
One- to four-family	$4,166	$(966)	$371	$555	$4,126
Commercial	958	(122)	-	168	1,004
Other (land and multi-family)	986	(102)	15	80	979
Total real estate loans	6,110	(1,190)	386	803	6,109

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	50	-	-	223	273
Acquisition and development	-	-	-	-	-
Total real estate construction loans	50	-	-	223	273

Other portfolio loans:
Home equity	2,636	(773)	147	132	2,142
Consumer	1,448	(267)	63	28	1,272
Commercial	645	(33)	10	48	670
Total other portfolio loans	4,729	(1,073)	220	208	4,084

Unallocated	-	-	-	-	-

Total	$10,889	$(2,263)	$606	$1,234	$10,466

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of March 31, 2014:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$827	$2,474	$3,301
Commercial	174	791	965
Other (land and multi-family)	94	221	315
Total real estate loans	1,095	3,486	4,581

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	22	22
Acquisition and development	-	-	-
Total real estate construction loans	-	22	22

Other portfolio loans:
Home equity	344	569	913
Consumer	29	1,008	1,037
Commercial	3	298	301
Total other portfolio loans	376	1,875	2,251

Unallocated	-	96	96

Total ending allowance for portfolio loan losses balance	$1,471	$5,479	$6,950

Portfolio loans:
Real estate loans:
One- to four-family	$7,474	$182,025	$189,499
Commercial	6,442	45,847	52,289
Other (land and multi-family)	7,090	8,859	15,949
Total real estate loans	21,006	236,731	257,737

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	2,243	2,243
Acquisition and development	-	-	-
Total real estate construction loans	-	2,243	2,243

Other portfolio loans:
Home equity	872	50,242	51,114
Consumer	92	51,478	51,570
Commercial	586	29,043	29,629
Total other portfolio loans	1,550	130,763	132,313

Total ending portfolio loans balance	$22,556	$369,737	$392,293

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2013:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$799	$2,389	$3,188
Commercial	106	721	827
Other (land and multi-family)	92	190	282
Total real estate loans	997	3,300	4,297

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	125	125
Acquisition and development	-	-	-
Total real estate construction loans	-	125	125

Other portfolio loans:
Home equity	321	725	1,046
Consumer	29	1,194	1,223
Commercial	3	211	214
Total other portfolio loans	353	2,130	2,483

Unallocated	-	41	41

Total ending allowance for portfolio loan losses balance	$1,350	$5,596	$6,946

Portfolio loans:
Real estate loans:
One- to four-family	$6,701	$160,754	$167,455
Commercial	6,481	41,875	48,356
Other (land and multi-family)	7,124	8,666	15,790
Total real estate loans	20,306	211,295	231,601

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	2,582	2,582
Acquisition and development	-	-	-
Total real estate construction loans	-	2,582	2,582

Other portfolio loans:
Home equity	1,141	51,626	52,767
Consumer	94	53,196	53,290
Commercial	628	32,401	33,029
Total other portfolio loans	1,863	137,223	139,086

Total ending portfolio loans balance	$22,169	$351,100	$373,269

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.2 million and $0.1 million at March 31, 2014 and December 31, 2013, respectively.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR until the loan has performed for twelve months in accordance with the modified terms. TDRs classified as impaired loans as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$7,474	$6,701
Commercial	6,442	6,481
Other (land and multi-family)	6,849	6,864
Total real estate loans	20,765	20,046

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	872	1,141
Consumer	92	94
Commercial	586	628
Total other portfolio loans	1,550	1,863

Total TDRs classified as impaired loans	$22,315	$21,909

There were no commitments to lend additional amounts on TDRs as of March 31, 2014 and December 31, 2013.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company is proactive in modifying residential, home equity and consumer loans in early stage delinquency because management believes modifying the loan prior to it becoming nonperforming results in the least cost to the Bank. The Bank also modifies larger commercial and commercial real estate loans as TDRs rather than pursuing other means of collection when it believes the borrower is committed to the successful repayment of the loan and the business operations are likely to support the modified loan terms.

The following table presents information on TDRs during the three months ended March 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	11	$3,517	$3,517
Total real estate loans	11	3,517	3,517

Other portfolio loans:
Home equity	3	134	134
Total other portfolio loans	3	134	134

Total troubled debt restructurings	14	$3,651	$3,651

There were no subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the three months ended March 31, 2014.

The following table presents information on TDRs during the three months ended March 31, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	4	$613	$613
Other (land and multi-family)	1	171	171
Total real estate loans	5	784	784

Other portfolio loans:
Home equity	3	115	115
Commercial	1	150	150
Total other portfolio loans	4	265	265

Total troubled debt restructurings	9	$1,049	$1,049

There were no subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the three months ended March 31, 2013.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of March 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	3,576	3,576	-
Other (land and multi-family)	5,751	5,751	-
Total real estate loans	9,327	9,327	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	352	352	-
Total other portfolio loans	352	352	-

Total with no related allowance recorded	$9,679	$9,679	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$7,474	$7,474	$827
Commercial	2,866	2,866	174
Other (land and multi-family)	1,339	1,515	94
Total real estate loans	11,679	11,855	1,095

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	872	872	344
Consumer	92	92	29
Commercial	234	234	3
Total other portfolio loans	1,198	1,198	376

Total with an allowance recorded	$12,877	$13,053	$1,471

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	3,600	3,600	-
Other (land and multi-family)	5,770	5,770	-
Total real estate loans	9,370	9,370	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	377	377	-
Total other portfolio loans	377	377	-

Total with no related allowance recorded	$9,747	$9,747	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$6,701	$6,701	$799
Commercial	2,881	2,881	106
Other (land and multi-family)	1,354	1,529	92
Total real estate loans	10,936	11,111	997

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,141	1,141	321
Consumer	94	94	29
Commercial	251	251	3
Total other portfolio loans	1,486	1,486	353

Total with an allowance recorded	$12,422	$12,597	$1,350

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended March 31, 2014 and 2013:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

March 31, 2014
Real estate loans:
One- to four-family	$7,088	$72	$-
Commercial	6,462	80	-
Other (land and multi-family)	7,108	68	-
Total real estate loans	20,658	220	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,007	8	-
Consumer	93	3	-
Commercial	608	9	-
Total other portfolio loans	1,708	20	-

Total	$22,366	$240	$-

March 31, 2013
Real estate loans:
One- to four-family	$7,485	$93	$-
Commercial	14,486	93	-
Other (land and multi-family)	8,317	72	-
Total real estate loans	30,288	258	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	740	-	-
Acquisition and development	-	-	-
Total real estate construction loans	740	-	-

Other portfolio loans:
Home equity	2,678	28	-
Consumer	417	5	-
Commercial	1,813	11	-
Total other portfolio loans	4,908	44	-

Total	$35,936	$302	$-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with directors and executive officers and their associates. These loans totaled $0.1 million as of each of March 31, 2014 and December 31, 2013. The activity on these loans during the three months ended March 31, 2014 and the year ended December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Beginning balance	$137	$1,563
New portfolio loans and advances on existing loans	-	-
Effect of changes in related parties	-	(1,349)
Repayments	(1)	(77)
Ending balance	$136	$137

NOTE 8. OTHER LOANS

Other loans was comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA loans held-for-sale), and warehouse loans held-for-investment. The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans held-for-investment and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. Due to the generally short duration of time the Company holds these loans, the collateral arrangements related to the loans, and other factors, management has determined that no allowance for loan losses is necessary.

During the three months ended March 31, 2014, the Company internally originated approximately $0.2 million of mortgage loans held-for-sale. The Company did not internally originate any mortgage loans held-for-sale during the three months ended March 31, 2013. The gain recorded on sale of mortgage loans held-for-sale during the three months ended March 31, 2014 was $4,000.

During the three months ended March 31, 2014 and 2013, the Company internally originated approximately $1.0 million and $2.4 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.2 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company recognized gains on the servicing of these loans of $22,000 and $61,000 during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, the Company originated approximately $84.9 million and $277.1 million, respectively, of warehouse loans held-for-investment through third parties. As of March 31, 2014 and December 31, 2013, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days and 22 days for the three months ended March 31, 2014 and 2013, respectively. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Additionally, the Company generally holds warehouse loans held-for-investment for a short duration of time. Due to these risk characteristics, as well as other factors, management has determined that no allowance is necessary.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has reverse repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of March 31, 2014 and December 31, 2013, respectively. During the first quarter 2014, the Company paid off $26.5 million of maturities related to the reverse repurchase agreements.

Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $84.5 million and $115.8 million in investment securities posted as collateral for these instruments as of March 31, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank prepays the agreements prior to maturity, it must do so at fair value, which as of March 31, 2014 exceeded the book value of the individual agreements by $8.1 million.

Information concerning reverse repurchase agreements as of and for the three months ending March 31, 2014, and as of and for the year ended December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Average daily balance	$77,556	$92,800
Weighted average coupon interest rate during the period	5.02%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	39	30

The reverse repurchase agreements as of March 31, 2014 mature as follows:

Amount Maturing
(Dollars in Thousands)

2014 (1)	$-
2015	10,000
2016	5,000
2017	25,000
2018	26,300
Thereafter	-
Total	$66,300

____________

(1)	Remaining maturities between April 1, 2014 and December 31, 2014.

Under the reverse repurchase agreements, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of a revised agreement the Company entered into on August 2, 2012 with the counterparty on $51.3 million of the $66.3 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at March 31, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At March 31, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $6.2 million, which approximates the termination penalty.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB borrowings at each of March 31, 2014 and December 31, 2013 were $110.0 million. The FHLB advances had a weighted-average maturity of 36 months and a weighted-average rate of 4.11% at March 31, 2014. The Company had $119.7 million in portfolio loans posted as collateral for these advances as of March 31, 2014. Additionally, the Company had $0.1 million in portfolio loans and $30.8 million in investment securities posted as collateral for future advances as of March 31, 2014.

The Bank’s remaining borrowing capacity with the FHLB is $37.1 million at March 31, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of March 31, 2014, fair value exceeded the book value of the individual advances by $9.7 million, which was collateralized entirely by portfolio loans (included in the $119.7 million discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $55.2 million as of March 31, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

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

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission. In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL position recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, in 2013, the Company wrote off approximately $46.3 million of federal net operating loss carryover and $72.3 million of state net operating loss carryover, all of which had been previously reserved for with a valuation allowance.

As of March 31, 2014 and December 31, 2013, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $17.5 million, respectively, and were primarily comprised of future tax benefits associated with the allowance for portfolio loan losses and net operating loss carryover. The deferred tax asset was also comprised of future tax benefits associated with the net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 11. INCOME TAXES (continued)

Income tax expense (benefit) for the three months ending March 31, 2014 and 2013 was as follows:

	Three months ending March 31,
	2014	2013
	(Dollars in Thousands)

Income (loss) before income tax expense	$254	$(2,039)
Effective tax rate	18.8%	39.4%
Income tax expense (benefit)	48	(803)
Increase in valuation allowance – federal	-	725
Increase in valuation allowance – state	-	78
Income tax expense	$48	$-

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares and average unearned restricted stock awards. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

The following table summarizes the basic and diluted earnings (loss) per common share computation for the three months ended March 31, 2014 and 2013:

	Three months ending March 31,
	2014	2013
	(Dollars in Thousands, Except Share Information)

Basic:
Net income (loss)	$206	$(2,039)
Weighted average common shares outstanding	15,508,969	2,628,969
Less: average unallocated employee stock ownership plan shares	(81,437)	(86,227)
Less: average director’s deferred compensation shares	(35,765)	(38,142)
Less: average unvested restricted stock awards	(548)	(822)
Weighted average common shares outstanding, as adjusted	15,391,219	2,503,778
Basic earnings (loss) per common share	$0.01	$(0.81)

Diluted:
Net income (loss)	$206	$(2,039)
Weighted average common shares outstanding, as adjusted (from above)	15,391,219	2,503,778
Add: dilutive effects of assumed exercise of stock options	-	-
Add: dilutive effects of full vesting of stock awards	-	-
Weighted average dilutive shares outstanding	15,391,219	2,503,778
Diluted earnings (loss) per common share	$0.01	$(0.81)

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE (continued)

During the three months ended March 31, 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share. Due to a reported loss during the three months ended March 31, 2013, there was no dilutive effect of stock options or stock awards and, therefore, were not considered in computing diluted weighted average common shares.

NOTE 13. REGULATORY SUPERVISION

On August 10, 2012 the Board of Directors of the Bank agreed to a Consent Order (the Order) with its primary regulator, the Office of the Comptroller of the Currency (the OCC). The Order does not affect Atlantic Coast Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and Federal Deposit Insurance Corporation (the FDIC) deposit insurance coverage are unaffected. The Order provided, among other things, that:

•	the Order replaces and, therefore, terminates a Supervisory Agreement (the Supervisory Agreement) entered into between the Bank and the Office of Thrift Supervision (the OTS) on December 10, 2010;

•	within 10 days of the date of the Order, the Board of Directors had to establish a compliance committee that will be responsible for monitoring and coordinating Atlantic Coast Bank’s adherence to the provisions of the Order;

•	within 90 days of the date of the Order, the Board of Directors had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for Atlantic Coast Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	until such time as the OCC provides written supervisory non-objection of Atlantic Coast Bank’s strategic plan, Atlantic Coast Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of Atlantic Coast Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

•	by December 31, 2012, Atlantic Coast Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	within 60 days of the date of the Order, the Board of Directors needed to develop and implement an effective internal capital planning process to assess Atlantic Coast Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	Atlantic Coast Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the Federal Deposit Insurance Corporation (FDIC);

•	within 90 days of the date of the Order, the Board of Directors had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for Atlantic Coast Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets in addition to certain other requirements;

•	Atlantic Coast Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC;

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

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

The Bank believes it has accomplished all material requirements under the Order to date. Even though the Bank has achieved the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Bank’s actual and required capital levels and ratios as of March 31, 2014 and December 31, 2013 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action		Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
March 31, 2014
Total capital (to risk weighted assets)	$77.4	19.74%	$39.2	10.00%	$51.0	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.5	18.49%	23.5	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.5	10.13%	35.8	5.00%	64.4	9.00%

December 31, 2013
Total capital (to risk weighted assets)	$77.0	20.47%	$37.6	10.00%	$48.9	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.3	19.22%	22.6	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.3	9.73%	37.1	5.00%	66.9	9.00%

The Bank’s capital classification under the PCA rules and the terms of the Order as of March 31, 2014 was well-capitalized.

The Company remains subject to the Supervisory Agreement with the Federal Reserve Board (the FRB) and provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written FRB approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the FRB; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1. Financial Statements and the notes thereto included in this report and the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on March 14, 2014. The discussion below contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements in this filing that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements, identified by words such as "expects," "anticipates," "believes," "estimates," "targets," "intends," "plans," "goal" and other similar expressions or future or conditional verbs such as "will," "may," "might," "should," "would" and "could," involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve general economic trends and changes in interest rates, increased competition, changes in demand for financial services, the state of the banking industry generally, the uncertainties associated with newly developed or acquired operations, and market disruptions.

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

General Description of Business

The principal business of Atlantic Coast Financial Corporation (the Company) and Atlantic Coast Bank (the Bank) consists of attracting retail deposits from the general public and investing those funds primarily in loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans held-for-investment) , and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we have been increasing our focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and, brokers. The Company sells the guaranteed portion of loans originated through SBA lending, rather than hold the loans in portfolio. The Company also originates multi-family residential loans and commercial construction and residential construction loans, but no longer emphasizes the origination of such loans unless they are connected with SBA lending. The Company also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

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

Recent Events

Changes in the Company’s Executive Management Team and Board of Directors

On April 28, 2014, following the Company’s receipt of notifications from the Federal Reserve Bank of Atlanta and the OCC, each indicating no objection to the appointment of John C. Lent as Chief Financial Officer, the Board of Directors of the Company determined that Mr. Lent shall begin his service as Chief Financial Officer of the Company and the Bank on May 18, 2014, at which time, James D. Hogan’s service as interim Chief Financial Officer of the Company and the Bank will end. Mr. Hogan will continue in his role as a director of the Company and the Bank following the change.

Capital Raise

On December 3, 2013, the Company raised $48.3 million in gross proceeds by issuing 12,880,000 shares of its common stock in a public offering, which included the issuance of 1,680,000 shares as a result of the exercise of the underwriters’ over-allotment option, at a price to the public of $3.75 per share. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million.

Bulk Sale of Nonperforming Assets

On December 27, 2013, the Company completed the sale of approximately $13.2 million of its nonperforming assets to real estate investment firms. The sale included nonaccrual loans with a carrying value of $10.6 million and other real estate owned (OREO) with a carrying value of $2.6 million, for a combined purchase price of $6.9 million.

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include determining the allowance for portfolio loan losses (the allowance), measuring for impairment in troubled debt restructurings (TDR), determining fair value of investment securities, other real estate owned and accounting for deferred income taxes. These accounting policies are discussed in detail in Note 1 in Item 8. Financial Statements and Supplementary Data (Notes to Financial Statements) of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014.

Allowance for Portfolio Loan Losses

An allowance is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for portfolio loan losses (provision expense) charged to earnings. Generally, portfolio loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Due to the decline in real estate values in our markets since 2008 and the weak United States economy in general, we believe it is likely that collateral for nonperforming one- to four-family residential and home equity loans, will not be sufficient to fully repay such loans. Therefore, the Company charges one- to four-family residential and home equity loans down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. This process accelerates the recognition of charge-offs on one- to four-family residential and home equity loans but has no impact on the impairment evaluation process.

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

The general loss component of the allowance is calculated by applying loss factors, adjusted for other qualitative factors to outstanding unimpaired loan balances. Loss factors are based on the Bank’s recent loss experience, including recent short sales and sales of nonperforming loans. Qualitative factors consider current market conditions that may impact real estate values within the Bank’s primary lending areas, and other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant qualitative factors that exist as of the balance sheet date that are considered in determining the adequacy of the allowance include the following: (1) Current delinquency levels and trends; (2) Nonperforming asset levels, trends, and related charge-off history; (3) Economic trends – local and national; (4) Changes in loan policy; (5) Expertise of management and staff of the Bank; (6) Volumes and terms of loans; and (7) Concentrations of credit considering the impact of recent short sales and sales of nonperforming loans.

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

Management also evaluates the allowance based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows management expects to receive on impaired loans which may be susceptible to significant change and risks. The determination of the fair value of collateral considers recent trends in valuation as indicated by short sales and sales of nonperforming portfolio loans of the applicable loan category. No specific allowance is recorded unless fair value is less than carrying value.

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

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a nonperforming portfolio loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, portfolio loans which are nonperforming prior to modification continue to be accounted for as nonperforming portfolio loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming portfolio loans.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the three months ended March 31, 2014 and 2013.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of March 31, 2014, the Company had a valuation allowance of $17.5 million which fully reserved for the deferred tax asset.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General

Total assets decreased $24.9 million, or 3.4%, to $708.7 million at March 31, 2014 as compared to $733.6 million at December 31, 2013. The primary reason for the decrease in assets was the repayment of $26.5 million of debt, partially offset by an increase in stockholders’ equity. Cash and cash equivalents decreased $40.5 million, investment securities decreased $2.7 million, and other loans decreased $0.6 million, while net portfolio loans increased $19.5 million. Total deposits decreased $0.7 million, or 0.1%, to $459.4 million at March 31, 2014 from $460.1 million at December 31, 2013. Noninterest-bearing demand accounts increased $5.1 million, and savings and money market accounts increased by $3.0 million, while interest-bearing demand accounts decreased $0.5 million, and time deposits decreased by a total of $8.3 million during the three months ended March 31, 2014. Total borrowings decreased by $26.5 million to $176.3 million at March 31, 2014 from $202.8 million at December 31, 2013 due to the repayment of $26.5 million of securities sold under agreements to repurchase (reverse repurchase agreements), which matured during the first quarter of 2014. Stockholders’ equity increased by $2.7 million to $68.2 million at March 31, 2014 from $65.5 million at December 31, 2013 due to net income of $0.2 million for the three months ended March 31, 2014 and an increase in other comprehensive income (loss) of $2.5 million for the same time period.

Following are the summarized comparative balance sheets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,	Increase / (Decrease)
	2014	2013	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$73,722	$114,194	$(40,472)	-35.4%
Investment securities (available-for-sale and held-to-maturity)	176,251	178,998	(2,747)	-1.5%
Portfolio loans	398,376	378,902	19,474	5.1%
Allowance for portfolio loan losses	6,950	6,946	4	0.1%
Portfolio loans, net	391,426	371,956	19,470	5.2%
Other loans (held-for-sale and warehouse)	21,612	22,179	(567)	-2.6%
Other Assets	45,746	46,306	(560)	-1.2%
Total assets	$708,757	$733,633	$(24,876)	-3.4%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$39,931	$34,782	$5,149	14.8%
Interest-bearing demand	71,906	68,954	2,952	4.3%
Savings and money market	172,107	172,552	(445)	-0.3%
Time	175,485	183,810	(8,325)	-4.5%
Total deposits	459,429	460,098	(669)	-0.1%
Securities sold under agreements to repurchase	66,300	92,800	(26,500)	-28.6%
Federal Home Loan Bank advances	110,000	110,000	-	-
Accrued expenses and other liabilities	4,822	5,210	(388)	-7.4%
Total liabilities	640,551	668,108	(27,557)	-4.1%
Total stockholders’ equity	68,206	65,525	2,681	4.1%
Total liabilities and stockholders’ equity	$708,757	$733,633	$(24,876)	-3.4%

Cash and Cash Equivalents

Cash and cash equivalents decreased $40.5 million to $73.7 million at March 31, 2014 from $114.2 million at December 31, 2013. Prior to the Company’s successful completion of its capital raise on December 3, 2013, the Bank increased its cash and cash equivalent holdings in order to raise the amount of immediately available liquidity sources in response to reduced contingent sources of liquidity from the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank of Atlanta (FRB).

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio decreased $2.7 million to $176.3 million at March 31, 2014, from $179.0 million at December 31, 2013. As of March 31, 2014, $157.2 million of investment securities were classified as available-for-sale, while $19.1 million of investment securities were classified as held-to-maturity. As of December 31, 2013, $159.7 million of investment securities were classified as available-for-sale, while $19.3 million of investment securities were classified as held-to-maturity.

As of March 31, 2014, approximately $84.5 million of investment securities were pledged as collateral for the reverse repurchase agreements and $30.8 million were pledged to the FHLB as collateral for advances and estimated prepayment fees. At March 31, 2014, $175.3 million, or 99.4%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of March 31, 2014 and December 31, 2013, excluding loans held-for-sale and warehouse loans held-for-investment:

	March 31, 2014	% of Total Portfolio Loans	December 31, 2012	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$189,499	48.3%	$167,455	44.9%
Commercial	52,289	13.3%	48,356	12.9%
Other (land and multi-family)	15,949	4.1%	15,790	4.2%
Total real estate loans	257,737	65.7%	231,601	62.0%
Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	2,243	0.6%	2,582	0.7%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	2,243	0.6%	2,582	0.7%
Other portfolio loans:
Home equity	51,114	13.0%	52,767	14.1%
Consumer	51,570	13.1%	53,290	14.3%
Commercial	29,629	7.6%	33,029	8.9%
Total other portfolio loans	132,313	33.7%	139,086	37.3%

Total portfolio loans	392,293	100.0%	373,269	100.0%
Allowance for portfolio loan losses	(6,950)		(6,946)
Net deferred portfolio loan costs	6,083		5,633
Portfolio loans, net	$391,426		$371,956

Total gross portfolio loans increased $19.0 million, or 5.1%, to $392.3 million at March 31, 2014 as compared to $373.3 million at December 31, 2013 primarily due to the purchase of $16.5 million of one- to four-family residential mortgages, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the three months ended March 31, 2014. The increased prepayments are consistent with the low interest rate environment for one- to four-family residential mortgages. Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.7 million and transfers to OREO of nonperforming loans of $0.3 million during the first three months of 2014.

Small business loan originations, including SBA portfolio loans and small business loans originated internally and held-for-sale (SBA loans held-for-sale), were $6.0 million during the three months ended March 31, 2014. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale at March 31, 2014 and December 31, 2013 was $5.3 million and $5.0 million, respectively. The Company plans to continue to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio, and other small business loan production is expected to exceed principal amortization and loan payoffs in the near future. Additionally, due to the favorable interest rate environment, production of warehouse loans held-for-investment will continue to be a strategic focus, but there is no certainty that the balance of such loans will increase.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of March 31, 2014, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $240.6 million, or 61.3% of total gross portfolio loans. Approximately $29.5 million, or 57.7% of loans recorded as home equity loans are in a first lien position. Accordingly, $219.0 million, or 91.0% of loans collateralized by one- to four-family residential loans were in a first lien position as of March 31, 2014.

The composition of first mortgages, second mortgages and home equity loans by state as of March 31, 2014 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$104,559	$39,185	$45,755	$189,499
Home equity and lines of credit	24,600	25,487	1,027	51,114
One- to four-family construction loans	-	-	-	-
	$129,159	$64,672	$46,782	$240,613

Allowance for Portfolio Loan Losses

The allowance was $7.0 million, or 1.7% of total portfolio loans at March 31, 2014 compared to $6.9 million, or 1.8% of total portfolio loans at December 31, 2013. The activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 was as follows:

	2014	2013
	(Dollars in Thousands)

Balance at beginning of period	$6,946	$10,889

Charge-offs:
Real estate loans:
One- to four-family	(304)	(966)
Commercial	-	(122)
Other (land and multi-family)	(8)	(102)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(140)	(773)
Consumer	(246)	(267)
Commercial	-	(33)
Total charge-offs	(698)	(2,263)

Recoveries:
Real estate loans:
One- to four-family	88	371
Commercial	1	-
Other (land and multi-family)	8	15
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	29	147
Consumer	126	63
Commercial	-	10
Total recoveries	252	606

Net charge-offs	(446)	(1,657)
Provision for portfolio loan losses	450	1,234
Balance at end of period	$6,950	$10,466

Net charge-offs to average outstanding portfolio loans	0.47%	1.60%

Net charge-offs during the first three months of 2014 decreased compared to the same period in 2013 primarily due to $0.9 million less in charge-offs related to one- to four-family residential loans and home equity loans, $0.1 million less in charge-offs for collateral-dependent commercial real estate property, $0.1 million less in charge-offs related to residential land loans, and $0.1 million less in charge-offs related to manufactured home loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the three months ended March 31, 2014, charge-offs included partial charge-offs of $0.3 million of one- to four-family first mortgages and home equity loans identified as nonperforming, a decrease of $0.8 million as compared to $1.1 million for the three months ended March 31, 2013, attributable to decreased losses on both first mortgages and home equity loans.

Below is a comparative composition of nonperforming assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Nonperforming assets:
Real estate loans:
One- to four-family	$2,533	$2,677
Commercial	-	-
Other (land and multi-family)	-	75
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	270	400
Consumer	574	229
Commercial	-	-
Total nonperforming loans	3,377	3,381
Other real estate owned	5,518	5,225
Total nonperforming assets	$8,895	$8,606

Nonperforming loans to total portfolio loans	0.8%	0.9%
Nonperforming assets to total assets	1.3%	1.2%

Nonperforming loans were $3.4 million or 0.8% of total portfolio loans at March 31, 2014 as compared to $3.4 million, or 0.9% of total portfolio loans at December 31, 2013. The slight decrease in nonperforming loans was primarily due to the transfer of $0.3 million in nonperforming loans to OREO and the return to performing status of a $75,000 nonperforming land loan, partially offset by performing portfolio loans becoming nonperforming loans.

During the past few years, and continuing into 2014, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance, however, the Company continues to attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s best estimate of loss.

As of March 31, 2014, total nonperforming one- to four-family residential and home equity loans of $2.8 million was comprised of $4.3 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of March 31, 2014 and December 31, 2013, all nonperforming loans were classified as nonaccrual, and there were no loans 90 days past due and accruing interest.

OREO increased $0.3 million to $5.5 million at March 31, 2014 from $5.2 million at December 31, 2013 as the Company had transfers from nonperforming loans into OREO of $0.3 million, partially offset by a minimal amount of foreclosed asset sales during the first three months of 2014. Historically, the Company does not incur additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company recorded gains (losses) on foreclosed assets of $(6,000) and $18,000 for the three months ended March 31, 2014 and 2013, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$2,633	$-	$2,668	$-
Nonperforming (1)	-	-	131	-
Troubled debt restructuring by category:
Troubled debt restructurings performing for less than 12 months – commercial	10,533	191	10,603	123
Troubled debt restructurings performing for less than 12 months – residential	9,390	1,280	8,767	1,227
Total impaired loans	$22,556	$1,471	$22,169	$1,350

(1)	Balance includes nonperforming TDR loans of $0.1 million as of December 31, 2013. There are no specific reserves for such loans as of December 31, 2013.

Impaired loans include large non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. TDR loans totaled $22.3 million as of March 31, 2014 as compared to $21.9 million at December 31, 2013.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve (12) months in accordance with the modified terms. At March 31, 2014, approximately $12.8 million of restructured loans, previously disclosed as TDRs, have demonstrated 12 months of performance under restructured terms and are no longer reported as impaired loans.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale, and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Other loans:
Held-for-sale	$872	$1,656
Warehouse loans held-for-investment	20,740	20,523
Total other loans	$21,612	$22,179

Other loans decreased $0.6 million, or 2.6% to $21.6 million at March 31, 2014 as compared to $22.2 million at December 31, 2013 primarily due to a decrease in SBA loans held-for-sale originations, partially offset by an increase in warehouse loans held-for-investment originations.

With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential mortgages, and began to originate some of those loans to be held-for-sale. The Company internally originated and sold $0.2 million of mortgage loans held-for-sale during the three months ended March 31, 2014. The Company did not internally originate or sell any mortgage loans held-for-sale during the three months ended March 31, 2013. The gain recorded on sales of mortgage loans held-for-sale during the first quarter of 2014 was $4,000.

During the three months ended March 31, 2014 the Company internally originated $1.0 million and sold $2.2 million of SBA loans held-for-sale compared to originations of $2.4 million and sales of $4.0 million during the same three month period in 2013. The gain recorded on sales of SBA loans held-for-sale during the three months ended March 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively.

Loans originated and sold under the Company’s warehouse lending program were $84.9 million and $84.7 million, respectively, for the three months ended March 31, 2014 as compared to originations and sales of $277.1 million and $291.5 million, respectively, for the three months ended March 31, 2013. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for the three months ended March 31, 2014 and 2013 of $0.2 million and $0.6 million, respectively. For the three months ended March 31, 2014 the weighted average number of days outstanding of warehouse loans held-for-investment was 19 days.

Deferred Income Taxes

As of both March 31, 2014 and 2013 the Company concluded that, while improved operating results are expected as the economy continues to improve and the Bank’s nonperforming assets remain at low levels, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the credit related costs and the impact of its high debt costs on profitability. Consequently the Company has recorded a valuation allowance of $17.5 million for the entire amount of the net federal and state deferred tax assets as of March 31, 2014. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some of the valuation allowance may be available as a tax benefit. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. See Deferred Income Taxes at page 40 for additional information.

Deposits

Total deposits were $459.4 million at March 31, 2014, a decrease of $0.7 million from $460.1 million at December 31, 2013. Non-maturing deposits increased by $7.6 million during the first quarter of 2014, while time deposits decreased by $8.3 million during the same time period. Non-maturing deposits increased to $283.9 million at March 31, 2014 due to a $5.1 million increase in noninterest-bearing demand deposits, and a $3.0 million increase in interest-bearing demand deposits, partially offset by a $0.5 million decrease in savings and money market deposits due to a seasonal trend, which increased the average balance per deposit customer. Time deposits decreased to $175.5 million as of March 31, 2014 due to a decrease of $19.9 million related to a retail certificates of deposit promotion, partially offset by an increase of $11.6 million in our standard certificates of deposit. This shift in deposit mix reflects a focus on relationships and a reduced emphasis on attracting higher cost certificates of deposit.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise, the Bank will actively seek to grow deposits to meet liquidity needs during 2014. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank may supplement core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker internet deposit program, which has been successfully utilized in the past, or the creation of new business deposit products. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and, therefore, cause the Bank to change its strategy. Under the Consent Order, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At March 31, 2014 the Bank did not have any brokered deposits, and management does not intend to use brokered deposits in the near term. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has reverse repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of March 31, 2014 and December 31, 2013, respectively. Collateral for $51.3 million of the structured notes are subject to a reduction of 12.0% after applying values set by the counterparties. Collateral for $15.0 million of the structured notes are subject to a reduction of 9.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $84.5 million and $115.8 million in securities posted as collateral for these instruments as of March 31, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases.

Information concerning reverse repurchase agreements as of and for the three months ended March 31, 2014, and as of and for the year ended December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)

Average daily balance	$77,556	$92,800
Weighted average coupon interest rate during the period	5.02%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	39	30

Under the reverse repurchase agreements, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of a revised agreement the Company entered into on August 2, 2012 with the counterparty on $51.3 million of the $66.3 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at March 31, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At March 31, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $6.2 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

The Company’s FHLB borrowings at each of March 31, 2014 and December 31, 2013 were $110.0 million. The FHLB advances had a weighted-average maturity of 36 months and a weighted-average rate of 4.11% at March 31, 2014. The Company had $119.7 million in portfolio loans posted as collateral for these advances as of March 31, 2014. Additionally, the Company had $0.1 million in portfolio loans and $30.8 million in investment securities posted as collateral for future advances as of March 31, 2014.

The Bank’s remaining borrowing capacity with the FHLB is $37.1 million at March 31, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of March 31, 2014, fair value exceeded the book value of the individual advances by $9.7 million, which was collateralized entirely by portfolio loans (included in the $119.7 million discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $55.2 million as of March 31, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value. To the extent it is required to purchase additional investment securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher interest-earning asset growth.

Stockholders’ Equity

Stockholders’ equity increased by $2.7 million to $68.2 million at March 31, 2014 from $65.5 million at December 31, 2013 due to the net income of $0.2 million and an increase in accumulated other comprehensive income (loss) of $2.5 million for the three months ended March 31, 2014. The increase in accumulated other comprehensive income (loss) was due to a positive change in the fair value of securities available-for-sale because of a decrease in interest rates during the first three months of 2014.

The Company continues to monitor strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio increased to 9.6% at March 31, 2014, from 8.9% at December 31, 2013. As of March 31, 2014, the Bank’s Tier 1 capital to adjusted assets ratio was 10.13%, Total risk based capital to risk-weighted assets ratio was 19.74% and Tier 1 capital to risk-weighted assets ratio was 18.49%. These ratios as of December 31, 2013 were 9.73%, 20.47%, and 19.22%, respectively. The Bank is currently deemed well-capitalized for regulatory supervision purposes.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013.

General

Net income for the three months ended March 31, 2014 was $0.2 million, as compared to a net loss of $2.0 million for the three months ended March 31, 2013. The net income for the first quarter of 2014 increased compared to the net loss in the same period in 2013 due primarily to a reduction in the provision expense of $0.7 million, and a decrease in noninterest expense of $2.0 million, partially offset by a decrease in net interest income of $0.1 million, and a decrease in noninterest income of $0.2 million. Net interest income declined in the first quarter of 2014 compared to the same period in 2013 due to a reduction in portfolio loans, held-for-sale loans and warehouse loans held-for-investment outstanding, partially offset by the impact of higher balances in investment securities, higher interest rates on funds reinvested in such investment securities, and decreased interest expense for deposits and reverse repurchase agreements borrowings. Noninterest income decreased during the first quarter of 2014 compared to the same period in 2013 primarily due to a reduction in service charges and fees, and gains on sales of loans held-for-sale. Noninterest expense decreased during the first quarter of 2014 compared to the same period in 2013 primarily due to a prepayment penalty related to the prepayment of FHLB advances in the first quarter of 2013, and a decrease in foreclosed asset and collection expenses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2014 and 2013. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$403,619	$5,879	5.83%	$482,766	$6,961	5.77%
Investment securities (2)	178,435	933	2.09%	155,189	497	1.28%
Other interest-earning assets (3)	101,372	113	0.45%	77,994	77	0.40%
Total interest-earning assets	683,426	6,925	4.04%	715,949	7,535	4.20%
Noninterest-earning assets	36,894			36,853
Total assets	$720,320			$752,802

Interest-bearing liabilities:
Interest-bearing demand accounts	$69,228	46	0.27%	$73,898	59	0.32%
Savings deposits	67,778	46	0.27%	72,098	63	0.35%
Money market accounts	103,146	120	0.46%	105,840	122	0.46%
Time deposits	180,519	450	1.00%	210,042	638	1.22%
Securities sold under agreements to repurchase	77,689	975	5.02%	92,800	1,182	5.10%
Federal Home Loan Bank advances	110,000	1,131	4.11%	110,278	1,134	4.11%
Total interest-bearing liabilities	608,360	2,768	1.84%	664,956	3,198	1.92%
Noninterest-bearing liabilities	44,236			48,915
Total liabilities	652,596			713,871
Total stockholders’ equity	67,724			38,931
Total liabilities and stockholders’ equity	$720,320			$752,802

Net interest income		$4,157			$4,337
Net interest spread			2.20%			2.28%
Net interest-earning assets	$75,066			$50,993
Net interest margin (4)			2.43%			2.42%
Average interest-earning assets to average interest-bearing liabilities		112.34%			107.67%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume which have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$(1,152)	$70	$(1,082)
Investment securities	83	353	436
Other interest-earning assets	25	11	36
Total interest-earning assets	(1,044)	434	(610)

Interest-bearing liabilities:
Interest-bearing demand accounts	(4)	(9)	(13)
Savings deposits	(4)	(13)	(17)
Money market accounts	(3)	1	(2)
Time deposits	(83)	(105)	(188)
Securities sold under agreements to repurchase	(190)	(17)	(207)
Federal Home Loan Bank advances	(3)	-	(3)
Total interest-bearing liabilities	(287)	(143)	(430)

Net interest income	$(757)	$577	$(180)

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income decreased $0.6 million to $6.9 million for the three months ended March 31, 2014 from $7.5 million for the three months ended March 31, 2013 primarily due to the decrease in interest income on loans, partially offset by the impact of higher balances in investment securities. Interest income on loans decreased to $5.9 million for the three months ended March 31, 2014 from $7.0 million for the three months ended March 31, 2013. This decrease was due to a decline in the average balance of loans, which decreased $79.2 million to $403.6 million for the three months ended March 31, 2014 from $482.8 million for the three months ended March 31, 2013, partially offset by an increase in average yield on loans of 6 basis points to 5.83% for the three months ended March 31, 2014. The average balance of loans declined due to the reduction in portfolio loans outstanding, and the decrease in warehouse loans held-for-investment outstanding. Both originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment decreased during the three months ended March 31, 2014, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-sale is the result of a decline in home purchase and refinance volume, primarily due to the current interest rate environment. Interest income earned on securities increased $0.4 million to $0.9 million for the three months ended March 31, 2014 from $0.5 million for the three months ended March 31, 2013. This increase was due an increase in the average balance of investment securities of $23.2 million to $178.4 million for the three months ended March 31, 2014, higher yields on reinvested securities, and decreased amortization of purchase premiums due to lower prepayments. Since our capital raise in December 2013, management has started to facilitate a change in the mix of interest-earning assets by redeploying excess liquidity maintained over the past year to grow its portfolio loans, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $0.4 million to $2.8 million for the three months ended March 31, 2014 from $3.2 million for the three months ended March 31, 2013 primarily due to the decrease in interest expense on deposits and reverse repurchase agreements. The decrease in interest expense on deposits for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 12 basis points to 0.58% for the three months ended March 31, 2014 as compared to 0.70% for the three months ended March 31, 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.72% for the three months ended March 31, 2014 down from 1.80% for the three months ended March 31, 2013, due to lower cost of deposits and reverse repurchase agreements. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the reverse repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $0.1 million to $4.2 million for the three months ended March 31, 2014 from $4.3 million for the three months ended March 31, 2013, due to the decrease in portfolio loans, held-for-sale loans and warehouse loans held-for-investment outstanding, partially offset by the impact of higher interest rates on funds reinvested in investment securities, and decreased interest expense for deposits and reverse repurchase agreements. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 8 basis points to 2.20% for the three months ended March 31, 2014 as compared to 2.28% for the three months ended March 31, 2013. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 1 basis point to 2.43% for the three months ended March 31, 2014 as compared to 2.42% for the three months ended March 31, 2013. The decline in the net interest rate spread primarily reflected the negative impact declining loan balances had on interest income exceeding the positive impact declining high fixed-interest rate debt balances had on interest expense. Since our capital raise in December 2013, management has started to facilitate a change in the mix to increase higher yielding asset balances, while still meeting liquidity needs.

Provision for Loan Losses

Provision expense was $0.5 million and $1.2 million during the three months ended March 31, 2014 and 2013, respectively. The decline in the provision expense during the first quarter of 2014 compared with the same period in 2013 reflected reduced nonperforming loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. Net charge-offs for the three months ended March 31, 2014 were $0.4 million as compared to $1.7 million for the three months ended March 31, 2013. The decrease in net charge-offs in the first three months of 2014 compared with the same period in 2013 primarily reflected $0.9 million less in charge-offs related to one-to-four family residential loans and home equity loans, $0.1 million less in charge-offs for collateral-dependent commercial real estate property, $0.1 million less in charge-offs related to residential land loans, and $0.1 million less in charge-offs related to manufactured home loans. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs in the first quarter of 2014 included $0.3 million of partial charge-offs as compared to $1.1 million during the same period in 2013.

Noninterest Income

The components of noninterest income for the three months ended March 31, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$637	$747	$(110)	-14.7%
Gain on sale of loans held-for-sale	224	334	(110)	-32.9%
Bank owned life insurance earnings	90	99	(9)	-9.1%
Interchange fees	373	395	(22)	-5.6%
Other	136	140	(4)	-2.9%
	$1,460	$1,715	$(255)	-14.9%

Noninterest income for the three months ended March 31, 2014 decreased $0.2 million to $1.5 million as compared to $1.7 million in the first quarter of 2013. The decrease in noninterest income was primarily due to a decrease in service charges and fees, and gains on the sale of loans held-for-sale.

Service charges and fees, which are earned primarily based on transaction services for deposit account customers decreased as a result of decreased non-sufficient funds (NSF) activity. The Company expects continued decline in NSF fees in 2014 as compared to 2013 as the Bank’s volume of overdrafts and NSF activity is decreasing.

For the three months ended March 31, 2014, gains on sales of mortgage loans held-for-sale was $4,000, deferred fees on mortgage loans held-for-sale was $5,000, gains on sales of SBA loans held-for-sale was $192,000, and net gains recognized for the servicing of SBA loans held-for-sale was $22,000. For the three months ended March 31, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $61,000 in net gains recognized for the servicing of SBA loans. The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes small business lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term.

Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,287	$2,276	$11	-0.5%
Occupancy and equipment	491	483	8	1.7%
FDIC insurance premiums	384	440	(56)	-12.7%
Foreclosed assets, net	6	(18)	24	133.3%
Data processing	293	330	(37)	-11.2%
Outside professional services	383	888	(505)	-56.9%
Collection expense and repossessed asset losses	164	912	(748)	-82.0%
Other	905	1,546	(641)	-41.5%
	$4,913	$6,857	$(1,944)	-28.4%

Noninterest expense decreased $2.0 million to $4.9 million for the three months ended March 31, 2014 from $6.9 million for the three months ended March 31, 2013. The decrease in noninterest expense for the first quarter of 2014 compared with the first quarter of 2013 primarily reflected a prepayment penalty related to the prepayment of FHLB advances in the first quarter of 2013, a decrease in foreclosed asset and collection expenses, and a decrease in outside professional services related to the proposed merger that was rejected by stockholders in 2013.

With the Company’s strengthened capital position, management expects to reduce its risk-related operating expenses, like FDIC insurance costs, accounting costs, and director & officer insurance costs, in 2014, as well as to continue at lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $48,000 in income tax expense for the three months ended March 31, 2014 and recorded no income tax expense for the three months ended March 31, 2013. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 40 for additional information.

Liquidity

Management maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources of funds are increases in deposit accounts, and cash flows from loan payments, investment securities sales, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly with an average duration of approximately 19 days, with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

While primary sources of funds continue to be adequate to meet demands, the Bank has limited contingent liquidity sources available to meet potential funding requirements. As a result, management continues to hold a higher amount of cash and cash equivalents with an average balance of $95.5 million during the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, the Company had additional borrowing capacity of $37.1 million and $5.0 million, respectively, with the FHLB. During 2012, the Company’s borrowing capacity was reduced following an FHLB credit and collateral review. Also, during 2012, the Bank was notified by the Federal Reserve Board that it is no longer eligible to borrow under the Primary Credit program and that it no longer has daylight overdraft capacity available, although the Bank has not participated in these programs in the past. Unpledged marketable investment securities were approximately $55.2 million and $26.9 million as of March 31, 2014 and December 31, 2013, respectively. The Company also utilizes a non-brokered internet certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the first quarter of 2014, the Bank had deposits from this service of $12.1 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s reverse repurchase agreements which total $66.3 million at March 31, 2014 have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $51.3 million of the $66.3 million of the reverse repurchase agreements, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at March 31, 2014. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During the first quarter of 2014, cash and cash equivalents decreased $40.5 million from $114.2 million as of December 31, 2013 to $73.7 million as of March 31, 2014 as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which result in a reduction of cash and cash equivalents. Cash used in investing activities of $14.6 million and cash used in financing activities of $27.2 million exceeded cash from operating activities of $1.3 million. Primary sources of cash were from repayment of warehouse loans held-for-investment of $84.7 million, proceeds from maturities and payments of investment securities of $5.0 million, and proceeds from the sale of loans held-for-sale of $2.2 million. Primary uses of cash included funding of warehouse loans held-for-investment of $84.9 million, the repayment of reverse repurchase agreements of $26.5 million, the purchase of portfolio loans of $16.5 million, and net increases in portfolio loans (excluding the purchase of such loans) of $3.1 million.

During the first quarter of 2013, cash and cash equivalents increased $9.7 million from $67.8 million as of December 31, 2012 to $77.5 million as of March 31, 2013 as part of the Bank’s strategy to strengthen its overall liquidity position. Cash from operating activities of $1.8 million and cash from investing activities of $30.3 million exceeded cash used in financing activities of $22.4 million. Primary sources of cash were from repayment of warehouse loans of $291.5 million, proceeds from maturities and payments of securities available-for-sale of $9.1 million, net decreases in portfolio loans of $8.3 million and proceeds from the sale of loans held-for-sale of $4.0 million. Primary uses of cash included funding of warehouse loans of $277.1 million, repayment of FHLB advances of $25.0 million, and purchases of securities available-for-sale of $5.1 million.

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

The ALCO generally meets monthly, but at least quarterly, to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to income simulations. The ALCO recommends appropriate strategy changes based on this review. The ALCO also is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. A key element of our asset/liability plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and rate-sensitive liabilities. Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate loans, the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of the FHLB advances and repurchase agreements.

In part, the Bank measures its exposure to interest rate risk using an analytical model referred to as Net Portfolio Value (NPV) that estimates the value of the net cash flows of interest-earning assets and its interest-bearing liabilities under different interest rate scenarios.

The Bank also measures interest rate risk by estimating the impact of interest rate changes on its net interest income which is defined as the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward twelve- and twenty-four-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 100, 200 and 300 basis point increase or a 100 basis point decrease in market interest rates. Given the current relatively low level of market interest rates, the Bank does not consider interest rate decreases of greater than 100 basis points in either of the two models used to measure interest rate risk.

				Net Present Value as a Percentage of Present Value of Assets (PVA) (3)		Net Interest Income
Change in Interest Rates – Basis	Estimated Net Present	Estimated Increase / (Decrease) in Net Present Value		Estimated Net Present	Estimated Increase / (Decrease)	Estimated Net Interest	Estimated Increase / (Decrease) in Net Interest Income
Points (1)	Value (2)	Amount	Percent	Value Ratio (4)	Basis Points	Income	Amount	Percent
(Dollars in Thousands)

As of March 31, 2014:
+300	$49,021	$(18,352)	-27.2%	7.39%	(198)	$16,969	$(849)	-4.8%
+200	54,312	(13,061)	-19.4%	7.97%	(140)	17,252	(566)	-3.2%
+100	61,469	(5,904)	-8.8%	8.77%	(59)	17,535	(283)	-1.6%
0	67,373	-	-	9.37%	-	17,818	-	-
-100	65,102	(2,271)	-3.4%	8.89%	(48)	17,601	(217)	-1.2%

As of December 31, 2013:
+300	$53,411	$(18,980)	-26.2%	7.71%	(192)	$18,600	$(78)	-0.4%
+200	59,606	(12,785)	-17.7%	8.38%	(125)	18,626	(52)	-0.3%
+100	67,304	(5,087)	-7.0%	9.20%	(43)	18,652	(26)	-0.1%
0	72,391	-	-	9.63%	-	18,678	-	-
-100	74,408	2,017	2.8%	9.69%	6	18,550	(128)	-0.7%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	PVA represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s greatest risk is a positive change in interest rates, which would decrease net interest income at a greater rate than a negative change in interest rates. Additionally, in an upward rate environment the Company’s net present value of cash flows would decline, and the decline would exceed the decline in a downward rate environment. This is due to several factors including, but not limited to, the decreasing asset base, the average life of assets being extended in comparison to the average life of liabilities, as a decrease in the prepayment speed of one- to four-family residential and home equity loans would likely occur, and the high level of fixed rate debt at interest rates well above market. The Company’s exposure to interest risk will continue to be at an elevated level as long as interest rates remain low, which magnifies the impact of the cost of the Company’s long term debt along with an overall decline in interest-earning assets.

The increase in liability sensitivity at the end of the first quarter reflects a revision in management’s assumptions for increasing non-maturity rates to maintain and grow deposits now that the Company has returned to growth mode. Overall, the Company’s sensitivity remains modest.

The change in the net present value of cash flows as of March 31, 2014 as compared to December 31, 2013 is attributable to the decrease in long-term treasury rates, which results in increased estimated prepayment speeds of one- to four-family residential and home equity loans. The 10-year treasury rate as of March 31, 2014 and December 31, 2013 was 2.73% and 3.04%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), and have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on March 14, 2014. There have been no material changes in the Company’s risk factors from those disclosed in the Form 10-K. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. See the cautionary note regarding forward-looking statements at “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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
57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION

Date: May 14, 2014	By:	/s/ John K. Stephens, Jr.

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ James D. Hogan

James D. Hogan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

