Form 10-Q
period 2014-06-30
Atlantic Coast Financial CORP
filed 2014-08-13
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

15,509,061 shares of common stock, $0.01 par value, outstanding as of August 1, 2014

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$4,419	$2,889
Short-term interest-earning deposits	28,292	111,305
Total cash and cash equivalents	32,711	114,194
Investment securities:
Securities available-for-sale	179,552	159,732
Securities held-to-maturity	18,733	19,266
Total investment securities	198,285	178,998
Portfolio loans, net of allowance of $6,985 in 2014 and $6,946 in 2013	405,334	371,956
Other loans:
Held-for-sale	4,989	1,656
Warehouse loans held-for-investment	22,306	20,523
Total other loans	27,295	22,179
Federal Home Loan Bank stock, at cost	6,287	5,879
Land, premises and equipment, net	14,292	14,253
Bank owned life insurance	16,353	16,143
Other real estate owned	5,418	5,225
Accrued interest receivable	1,951	1,826
Other assets	2,162	2,980
Total assets	$710,088	$733,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$42,055	$34,782
Interest-bearing demand	67,606	68,954
Savings and money market	168,774	172,552
Time	165,511	183,810
Total deposits	443,946	460,098
Securities sold under agreements to repurchase	66,300	92,800
Federal Home Loan Bank advances	125,000	110,000
Accrued expenses and other liabilities	4,475	5,210
Total liabilities	639,721	668,108

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized, 15,509,061 issued and outstanding at June 30, 2014 and December 31, 2013	155	155
Additional paid-in capital	100,643	100,794
Common stock held by:
Employee stock ownership plan shares of 79,042 at June 30, 2014 and 81,437 at December 31, 2013	(1,717)	(1,769)
Benefit plans	(307)	(317)
Retained deficit	(25,348)	(25,779)
Accumulated other comprehensive income (loss)	(3,059)	(7,559)
Total stockholders’ equity	70,367	65,525
Total liabilities and stockholders’ equity	$710,088	$733,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$5,901	$6,712	$11,780	$13,673
Securities and interest-earning deposits in other financial institutions	1,030	674	2,076	1,248
Total interest and dividend income	6,931	7,386	13,856	14,921
Interest expense:
Deposits	629	867	1,291	1,749
Securities sold under agreements to repurchase	827	1,196	1,802	2,378
Federal Home Loan Bank advances	1,148	1,144	2,279	2,278
Total interest expense	2,604	3,207	5,372	6,405
Net interest income	4,327	4,179	8,484	8,516
Provision for portfolio loan losses	350	1,219	800	2,453
Net interest income after provision for portfolio loan losses	3,977	2,960	7,684	6,063

Noninterest income:
Service charges and fees	680	750	1,317	1,497
Gain on sale of loans held-for-sale	269	299	493	633
Gain on sale of securities available-for-sale (includes $7 accumulated other comprehensive income reclassifications for unrealized net gains for the three and six months ended June 30, 2014, respectively)	7	-	7	-
Bank owned life insurance earnings	119	98	209	197
Interchange fees	388	404	761	799
Other	118	182	254	322
Total noninterest income	1,581	1,733	3,041	3,448

Noninterest expense:
Compensation and benefits	2,633	2,127	4,920	4,403
Occupancy and equipment	492	482	983	965
Federal Deposit Insurance Corporation insurance premiums	358	442	742	882
Foreclosed assets, net	13	(171)	19	(189)
Data processing	365	446	658	776
Outside professional services	405	1,070	788	1,958
Collection expense and repossessed asset losses	130	676	294	1,588
Other	892	1,175	1,797	2,721
Total noninterest expense	5,288	6,247	10,201	13,104

Income (loss) before income tax expense	270	(1,554)	524	(3,593)
Income tax expense	45	-	93	-
Net income (loss)	$225	$(1,554)	$431	$(3,593)

Earnings (loss) per common share:
Basic	$0.02	$(0.62)	$0.03	$(1.43)
Diluted	$0.02	$(0.62)	$0.03	$(1.43)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$225	$(1,554)	$431	$(3,593)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	1,997	(4,641)	4,507	(5,527)
Less reclassification adjustments for (gains) losses recognized in income	(7)	-	(7)	-
Net unrealized gains (losses)	1,990	(4,641)	4,500	(5,527)
Income tax effect	-	-	-	-
Net of tax effect	1,990	(4,641)	4,500	(5,527)

Total other comprehensive income (loss)	1,990	(4,641)	4,500	(5,527)

Comprehensive income (loss)	$2,215	$(6,195)	$4,931	$(9,120)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

For the six months ended June 30, 2014:

Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)	-	-	-	-	(112)
Employee stock ownership plan shares earned, 2,395 shares	-	(42)	52	-	-	-	10
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	11	-	-	-	-	11
Distribution from Rabbi Trust	-	(10)	-	10	-	-	-
Net income	-	-	-	-	431	-	431
Other comprehensive income	-	-	-	-	-	4,500	4,500
Balance at June 30, 2014	$155	$100,643	$(1,717)	$(307)	$(25,348)	$(3,059)	$70,367

For the six months ended June 30, 2013:

Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$40,260
Employee stock ownership plan shares earned, 2,395 shares	-	(42)	52	-	-	-	10
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	13	-	-	-	-	13
Distribution from Rabbi Trust	-	(12)	-	12	-	-	-
Net loss	-	-	-	-	(3,593)	-	(3,593)
Other comprehensive loss	-	-	-	-	-	(5,527)	(5,527)
Balance at June 30, 2013	$26	$56,093	$(1,821)	$(326)	$(17,966)	$(4,841)	$31,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$431	$(3,593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for portfolio loan losses	800	2,453
Gain on sale of loans held-for-sale	(493)	(633)
Originations of loans held-for-sale	(6,300)	(4,869)
Proceeds from sales of loans held-for-sale	5,012	7,374
Foreclosed assets, net	19	(189)
Gain on sale of securities available-for-sale	(7)	-
Employee stock ownership plan compensation expense	10	10
Share-based compensation expense	13	15
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(830)	772
Depreciation expense	295	328
Net change in cash surrender value of bank owned life insurance	(210)	(196)
Net change in accrued interest receivable	(125)	64
Net change in other assets	818	295
Net change in accrued expenses and other liabilities	(735)	1,286
Net cash provided by (used in) operating activities	(1,302)	3,117

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	10,700	18,009
Proceeds from sales of securities available-for-sale	6,266	-
Purchase of securities available-for-sale	(32,297)	(25,582)
Funding of warehouse loans held-for-investment	(179,407)	(569,763)
Proceeds from repayments of warehouse loans held-for-investment	177,624	577,589
Purchase of portfolio loans	(32,515)	-
Net change in portfolio loans	(2,245)	23,378
Expenditures on premises and equipment	(334)	(23)
Proceeds from sale of other real estate owned	199	4,641
Purchase of Federal Home Loan Bank stock	(675)	-
Redemption of Federal Home Loan Bank stock	267	1,381
Net cash provided by (used in) investing activities	(52,417)	29,630

Cash flows from financing activities:
Net decrease in deposits	(16,152)	2,384
Repayment of securities sold under agreements to repurchase	(26,500)	-
Proceeds from Federal Home Loan Bank advances	15,000	-
Repayment of Federal Home Loan Bank advances	-	(25,000)
Additional cost associated with the issuance of common stock in a public offering in 2013	(112)	-
Net cash used in financing activities	(27,764)	(22,616)

Net increase (decrease) in cash and cash equivalents	(81,483)	10,131
Cash and cash equivalents, beginning of period	114,194	67,828
Cash and cash equivalents, end of period	$32,711	$77,959

Supplemental disclosures of cash flow information:
Interest paid	$5,601	$6,419
Income taxes paid	$394	$-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$411	$9,248
Loans transferred to held-for-sale	$1,552	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying condensed consolidated balance sheet as of December 31, 2013, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for (i) a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The 2013 Atlantic Coast Financial Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K, should be read in conjunction with these statements.

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

Impact of Certain Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings, and requires separate secured borrowing accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. The new guidance requires disclosure of information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. Additionally, the new guidance requires disclosure of the types of collateral pledged in such transactions. The new guidance is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this guidance is not expected to result in additional disclosures, or have any material impact on the Company’s financial statements or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The new guidance may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact of adopting this guidance, as well as evaluating which transition method will be applied upon adoption.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 1. BASIS OF PRESENTATION (continued)

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). ASU 2014-04 will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when an in substance repossession or foreclosure has occurred. Additionally, ASU 2014-04 requires both interim and annual disclosure of properties that are in the process of foreclosure. The new guidance is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this guidance will result in additional disclosures, but is not expected to have any material impact on the Company’s financial statements or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryover, a similar tax loss, or a tax credit carryover, with specified exceptions. The Company adopted the guidance for the first quarter of 2014, with no material impact on the Company’s financial statements or results of operations.

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

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

Transactions Involving Members of the Board of Directors

Certain of our directors purchased securities in our December 2013 public offering of Common Stock. The following table provides information regarding securities purchased in material transactions:

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

June 30, 2014

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,650	-	$4,650	-
State and municipal	7,551	-	7,551	-
Mortgage-backed securities – residential	152,744	-	152,744	-
Collateralized mortgage obligations – U.S. Government	14,607	-	14,607	-
Total	$179,552	-	$179,552	-

December 31, 2013
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,318	-	$4,318	-
State and municipal	972	-	972	-
Mortgage-backed securities – residential	130,914	-	130,914	-
Collateralized mortgage obligations – U.S. Government	23,528	-	23,528	-
Total	$159,732	-	$159,732	-

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2014
Assets:
Other real estate owned	$5,418	$-	$-	$5,418

December 31, 2013
Assets:
Other real estate owned	$5,225	$-	$-	$5,225

Quantitative information about Level 3 fair value measurements as of June 30, 2014 and December 31, 2013 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

June 30, 2014
Assets:
Other real estate owned	$5,418	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 90.0% (27.2%) 10.0% (10.0%)

December 31, 2013
Assets:
Other real estate owned	$5,225	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.4% (26.6%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. There were no write-downs on OREO for the three months ended June 30, 2014. Write-downs on OREO for the six months ended June 30, 2014 were $13,000, and write-downs on OREO for the three and six months ended June 30, 2013 were $112,000 and $139,000, respectively.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of June 30, 2014 and December 31, 2013 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2014
Assets:
Cash and due from financial institutions	$4,419	$4,419	$4,419	$-	$-
Short-term interest-earning deposits	28,292	28,292	28,292	-	-
Securities held-to-maturity	18,733	18,719	-	18,719	-
Portfolio loans, net	405,334	438,832	-	438,832	-
Loans held-for-sale	4,989	5,523	-	5,523	-
Warehouse loans held-for-investment	22,306	22,306	-	22,306	-
Federal Home Loan Bank stock, at cost	6,287	6,287	-	-	6,287
Accrued interest receivable	1,951	1,951	-	1,951	-
Liabilities:
Deposits	443,946	444,230	-	444,230	-
Securities sold under agreements to repurchase	66,300	74,057	-	74,057	-
Federal Home Loan Bank advances	125,000	134,195	-	134,195	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	878	878	-	878	-

December 31, 2013
Assets:
Cash and due from financial institutions	$2,889	$2,889	$2,889	$-	$-
Short-term interest-earning deposits	111,305	111,305	111,305	-	-
Securities held-to-maturity	19,266	19,258	-	19,258	-
Portfolio loans, net	371,956	382,762	-	382,762	-
Loans held-for-sale	1,656	1,869	-	1,869	-
Warehouse loans held-for-investment	20,523	20,523	-	20,523	-
Federal Home Loan Bank stock, at cost	5,879	5,879	-	-	5,879
Accrued interest receivable	1,826	1,826	-	1,826	-
Liabilities:
Deposits	460,098	460,432	-	460,432	-
Securities sold under agreements to repurchase	92,800	101,949	-	101,949	-
Federal Home Loan Bank advances	110,000	120,494	-	120,494	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	1,107	1,107	-	1,107	-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of June 30, 2014.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of June 30, 2014 and December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

June 30, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(350)	$4,650	$4,650
State and municipal	7,555	55	(59)	7,551	7,551
Mortgage-backed securities – residential	154,987	261	(2,504)	152,744	152,744
Collateralized mortgage obligations – U.S. Government	15,069	-	(462)	14,607	14,607
Total securities available-for-sale	182,611	316	(3,375)	179,552	179,552
Securities held-to-maturity (1):
Mortgage-backed securities – residential	18,733	-	(14)	18,719	18,733
Total securities held-to-maturity	18,733	-	(14)	18,719	18,733
Total investment securities	$201,344	$316	$(3,389)	$198,271	$198,285

December 31, 2013
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(682)	$4,318	$4,318
State and municipal	942	30	-	972	972
Mortgage-backed securities – residential	137,018	115	(6,219)	130,914	130,914
Collateralized mortgage obligations – U.S. Government	24,331	27	(830)	23,528	23,528
Total securities available-for-sale	167,291	172	(7,731)	159,732	159,732
Securities held-to-maturity (1):
Mortgage-backed securities – residential	19,266	-	(8)	19,258	19,266
Total securities held-to-maturity	19,266	-	(8)	19,258	19,266
Total investment securities	$186,557	$172	$(7,739)	$178,990	$178,998

(1)	Investment securities held-to-maturity are carried at amortized cost.

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of June 30, 2014, is shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	-	-
Due from more than five to ten years	5,727	5,738
Due after ten years	1,828	1,813
U.S. Government-sponsored enterprises	5,000	4,649
Mortgage-backed securities – residential (1)	173,720	171,464
Collateralized mortgage obligations – U.S. Government	15,069	14,607
	$201,344	$198,271

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, include mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of June 30, 2014 and December 31, 2013, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2014
U.S. Government-sponsored enterprises	$-	$-	$4,650	$(350)	$4,650	$(350)
State and municipal	6,554	(59)	-	-	6,554	(59)
Mortgage-backed securities – residential	35,077	(181)	94,456	(2,323)	129,533	(2,504)
Collateralized mortgage obligations – U.S. Government	18,734	(14)	14,607	(462)	33,341	(476)
	$60,365	$(254)	$113,713	$(3,135)	$174,078	$(3,389)

December 31, 2013
U.S. Government – sponsored enterprises	$4,318	$(682)	$-	$-	$4,318	$(682)
State and municipal	-	-	-	-	-	-
Mortgage-backed securities – residential (1)	76,480	(3,033)	51,531	(3,186)	128,011	(6,219)
Collateralized mortgage obligations – U.S. Government	32,275	(546)	8,204	(292)	40,479	(838)
	$113,073	$(4,261)	$59,735	$(3,478)	$172,808	$(7,739)

The decrease in unrealized losses as of June 30, 2014 is due to a decrease in interest rates, which started early in January 2014 and continued through the end of the second quarter of 2014. The 10-year treasury rate as of June 30, 2014 and December 31, 2013 was 2.53% and 3.04%, respectively.

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

As of June 30, 2014 the Company’s security portfolio consisted of 49 securities available-for-sale, 41 of which were in an unrealized loss position, and 2 securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of June 30, 2014, $190.7 million, or approximately 96.2% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2014. During the three and six months ended June 30, 2014 and 2013, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $11.7 million and $16.4 million for the three and six months ended June 30, 2014, respectively. Proceeds from sales, payments, maturities and calls of securities available-for-sale were $8.9 million and $18.0 million for the three and six months ended June 30, 2013, respectively. Gross gains of $25,000 were realized during both the three and six months ended June 30, 2014, respectively. Gross losses of $18,000 were realized during both the three and six months ended June 30, 2014, respectively. No gross gains or losses were realized during either of the three and six months ended June 30, 2013, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.3 million and $0.6 million for the three and six months ended June 30, 2014. There were no proceeds from payments, maturities, and calls of securities held-to-maturity for either of the three and six months ended June 30, 2013, respectively. The Company did not sell investment securities classified as held-to-maturity during either of the three and six months ended June 30, 2014 and 2013, respectively, and currently intends to hold such securities until maturity.

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$204,062	50.3%	$167,455	44.9%
Commercial	50,294	12.4%	48,356	12.9%
Other (land and multi-family)	15,738	3.9%	15,790	4.2%
Total real estate loans	270,094	66.6%	231,601	62.0%

Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	2,338	0.6%	2,582	0.7%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	2,338	0.6%	2,582	0.7%

Other portfolio loans:
Home equity	49,659	12.2%	52,767	14.1%
Consumer	51,268	12.6%	53,290	14.3%
Commercial	32,435	8.0%	33,029	8.9%
Total other portfolio loans	133,362	32.8%	139,086	37.3%

Total portfolio loans	405,794	100.0%	373,269	100.0%
Allowance for portfolio loan losses	(6,985)		(6,946)
Net deferred portfolio loan costs	6,525		5,633
Portfolio loans, net	$405,334		$371,956

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of June 30, 2014 and December 31, 2013:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

June 30, 2014
Real estate loans:
One- to four-family	$198,773	$2,350	$467	$2,472	$5,289	$204,062
Commercial	49,665	44	-	585	629	50,294
Other (land and multi-family)	15,617	-	-	121	121	15,738
Total real estate loans	264,055	2,394	467	3,178	6,039	270,094

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	2,338	-	-	-	-	2,338
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	2,338	-	-	-	-	2,338

Other portfolio loans:
Home equity	49,126	291	173	69	533	49,659
Consumer	50,538	270	254	206	730	51,268
Commercial	32,315	-	1	119	120	32,435
Total other portfolio loans	131,979	561	428	394	1,383	133,362

Total portfolio loans	$398,372	$2,955	$895	$3,572	$7,422	$405,794

December 31, 2013
Real estate loans:
One- to four-family	$162,134	$1,550	$1,289	$2,482	$5,321	$167,455
Commercial	48,272	84	-	-	84	48,356
Other (land and multi-family)	15,668	47	-	75	122	15,790
Total real estate loans	226,074	1,681	1,289	2,557	5,527	231,601

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	2,582	-	-	-	-	2,582
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	2,582	-	-	-	-	2,582

Other portfolio loans:
Home equity	51,686	639	148	294	1,081	52,767
Consumer	51,810	983	387	110	1,480	53,290
Commercial	33,016	13	-	-	13	33,029
Total other portfolio loans	136,512	1,635	535	404	2,574	139,086

Total portfolio loans	$365,168	$3,316	$1,824	$2,961	$8,101	$373,269

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of June 30, 2014 and December 31, 2013 were $4.0 million and $3.4 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of June 30, 2014 and December 31, 2013. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of June 30, 2014 and December 31, 2013:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

June 30, 2014
Real estate loans:
One- to four-family	$201,363	$2,699	$204,062
Commercial	49,709	585	50,294
Other (land and multi-family)	15,617	121	15,738
Total real estate loans	266,689	3,405	270,094

Real estate construction loans:
One- to four-family	-	-	-
Commercial	2,338	-	2,338
Acquisition and development	-	-	-
Total real estate construction loans	2,338	-	2,338

Other portfolio loans:
Home equity	49,356	303	49,659
Consumer	51,062	206	51,268
Commercial	32,316	119	32,435
Total other portfolio loans	132,734	628	133,362

Total portfolio loans	$401,761	$4,033	$405,794

December 31, 2013
Real estate loans:
One- to four-family	$164,778	$2,677	$167,455
Commercial	48,356	-	48,356
Other (land and multi-family)	15,715	75	15,790
Total real estate loans	228,849	2,752	231,601

Real estate construction loans:
One- to four-family	-	-	-
Commercial	2,582	-	2,582
Acquisition and development	-	-	-
Total real estate construction loans	2,582	-	2,582

Other portfolio loans:
Home equity	52,367	400	52,767
Consumer	53,061	229	53,290
Commercial	33,029	-	33,029
Total other portfolio loans	138,457	629	139,086

Total portfolio loans	$369,888	$3,381	$373,269

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of June 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

June 30, 2014
Real estate loans:
Commercial	$44,333	$1,804	$4,157	$-	$50,294
Other (land and multi-family)	9,618	381	5,739	-	15,738
Total real estate loans	53,951	2,185	9,896	-	66,032

Real estate construction loans:
Commercial	2,338	-	-	-	2,338
Total real estate construction loans	2,338	-	-	-	2,338

Other portfolio loans:
Commercial	30,196	1,839	400	-	32,435
Total other portfolio loans	30,196	1,839	400	-	32,435

Total portfolio loans	$86,485	$4,024	$10,296	$-	$100,805

December 31, 2013
Real estate loans:
Commercial	$41,838	$2,651	$3,867	$-	$48,356
Other (land and multi-family)	9,628	392	5,770	-	15,790
Total real estate loans	51,466	3,043	9,637	-	64,146

Real estate construction loans:
Commercial	2,582	-	-	-	2,582
Total real estate construction loans	2,582	-	-	-	2,582

Other portfolio loans:
Commercial	32,466	93	470	-	33,029
Total other portfolio loans	32,466	93	470	-	33,029

Total portfolio loans	$86,514	$3,136	$10,107	$-	$99,757

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Commercial loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended June 30, 2014 and 2013 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2014
Real estate loans:
One- to four-family	$3,301	$(93)	$15	$101	$3,324
Commercial	965	(5)	9	(94)	875
Other (land and multi-family)	315	-	9	54	378
Total real estate loans	4,581	(98)	33	61	4,577

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	22	-	-	11	33
Acquisition and development	-	-	-	-	-
Total real estate construction loans	22	-	-	11	33

Other portfolio loans:
Home equity	913	(135)	50	276	1,104
Consumer	1,037	(115)	69	(213)	778
Commercial	301	(119)	-	220	402
Total other portfolio loans	2,251	(369)	119	283	2,284

Unallocated	96	-	-	(5)	91

Total	$6,950	$(467)	$152	$350	$6,985

June 30, 2013
Real estate loans:
One- to four-family	$4,126	$(407)	$244	$(241)	$3,722
Commercial	1,004	(734)	-	1,051	1,321
Other (land and multi-family)	979	(247)	21	(63)	690
Total real estate loans	6,109	(1,388)	265	747	5,733

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	273	-	-	(199)	74
Acquisition and development	-	-	-	-	-
Total real estate construction loans	273	-	-	(199)	74

Other portfolio loans:
Home equity	2,142	(199)	177	(151)	1,969
Consumer	1,272	(471)	58	599	1,457
Commercial	670	(97)	-	223	796
Total other portfolio loans	4,084	(767)	235	671	4,222

Unallocated	-	-	-	-	-

Total	$10,466	$(2,155)	$500	$1,219	$10,029

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the six months ended June 30, 2014 and 2013 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2014
Real estate loans:
One- to four-family	$3,188	$(396)	$103	$429	$3,324
Commercial	827	(5)	10	43	875
Other (land and multi-family)	282	(8)	16	88	378
Total real estate loans	4,297	(409)	129	560	4,577

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	125	-	-	(92)	33
Acquisition and development	-	-	-	-	-
Total real estate construction loans	125	-	-	(92)	33

Other portfolio loans:
Home equity	1,046	(274)	78	254	1,104
Consumer	1,223	(361)	195	(279)	778
Commercial	214	(119)	-	307	402
Total other portfolio loans	2,483	(754)	273	282	2,284

Unallocated	41	-	-	50	91

Total	$6,946	$(1,163)	$402	$800	$6,985

June 30, 2013
Real estate loans:
One- to four-family	$4,166	$(1,372)	$614	$314	$3,722
Commercial	958	(855)	-	1,218	1,321
Other (land and multi-family)	986	(349)	36	17	690
Total real estate loans	6,110	(2,576)	650	1,549	5,733

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	50	-	-	24	74
Acquisition and development	-	-	-	-	-
Total real estate construction loans	50	-	-	24	74

Other portfolio loans:
Home equity	2,636	(972)	323	(18)	1,969
Consumer	1,448	(738)	121	626	1,457
Commercial	645	(131)	10	272	796
Total other portfolio loans	4,729	(1,841)	454	880	4,222

Unallocated	-	-	-	-	-

Total	$10,889	$(4,417)	$1,104	$2,453	$10,029

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of June 30, 2014:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,167	$2,157	$3,324
Commercial	268	607	875
Other (land and multi-family)	127	251	378
Total real estate loans	1,562	3,015	4,577

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	33	33
Acquisition and development	-	-	-
Total real estate construction loans	-	33	33

Other portfolio loans:
Home equity	433	671	1,104
Consumer	64	714	778
Commercial	13	389	402
Total other portfolio loans	510	1,774	2,284

Unallocated	-	91	91

Total ending allowance for portfolio loan losses balance	$2,072	$4,913	$6,985

Portfolio loans:
Real estate loans:
One- to four-family	$9,669	$194,393	$204,062
Commercial	6,638	43,656	50,294
Other (land and multi-family)	7,337	8,401	15,738
Total real estate loans	23,644	246,450	270,094

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	2,338	2,338
Acquisition and development	-	-	-
Total real estate construction loans	-	2,338	2,338

Other portfolio loans:
Home equity	1,544	48,115	49,659
Consumer	176	51,092	51,268
Commercial	868	31,567	32,435
Total other portfolio loans	2,588	130,774	133,362

Total ending portfolio loans balance	$26,232	$379,562	$405,794

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

June 30, 2014

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.3 million and $0.1 million at June 30, 2014 and December 31, 2013, respectively.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR until the loan has performed for twelve months in accordance with the modified terms. TDRs classified as impaired loans as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$9,669	$6,701
Commercial	6,284	6,481
Other (land and multi-family)	7,107	6,864
Total real estate loans	23,060	20,046

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	1,544	1,141
Consumer	176	94
Commercial	539	628
Total other portfolio loans	2,259	1,863

Total TDRs classified as impaired loans	$25,319	$21,909

There were no commitments to lend additional amounts on TDRs as of June 30, 2014 and December 31, 2013.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

The following table presents information on TDRs during the six months ended June 30, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
Troubled debt restructuring:
Real estate loans:
One- to four-family	22	$5,740	$5,740
Other (land and multi-family)	1	274	$274
Total real estate loans	23	6,014	6,014

Other portfolio loans:
Home equity	7	833	833
Consumer	1	160	160
Total other portfolio loans	8	993	993

Total troubled debt restructurings	31	$7,007	$7,007

There were six subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the six months ended June 30, 2014. The subsequent defaults included five one- to four-family residential loans with a combined recorded investment of $0.5 million, and one commercial real estate loan with a recorded investment of $0.6 million.

The following table presents information on TDRs during the six months ended June 30, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring:
Real estate loans:
One- to four-family	4	$613	$613
Other (land and multi-family)	3	5,756	5,756
Total real estate loans	7	6,369	6,369

Other portfolio loans:
Home equity	5	143	143
Consumer	5	218	218
Commercial	3	298	298
Total other portfolio loans	13	659	659

Total troubled debt restructurings	20	$7,028	$7,028

There were no subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the six months ended June 30, 2013.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of June 30, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	3,792	3,792	-
Other (land and multi-family)	5,739	5,739	-
Total real estate loans	9,531	9,531	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	383	383	-
Total other portfolio loans	383	383	-

Total with no related allowance recorded	$9,914	$9,914	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$9,669	$9,669	$1,167
Commercial	2,846	2,846	268
Other (land and multi-family)	1,598	1,774	127
Total real estate loans	14,113	14,289	1,562

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,544	1,544	433
Consumer	176	176	64
Commercial	485	485	13
Total other portfolio loans	2,205	2,205	510

Total with an allowance recorded	$16,318	$16,494	$2,072

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended June 30, 2014 and 2013:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2014
Real estate loans:
One- to four-family	$8,572	$121	$-
Commercial	6,540	93	-
Other (land and multi-family)	7,214	73	-
Total real estate loans	22,326	287	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,208	23	-
Consumer	134	6	-
Commercial	728	19	-
Total other portfolio loans	2,070	48	-

Total	$24,396	$335	$-

June 30, 2013
Real estate loans:
One- to four-family	$6,507	$48	$-
Commercial	11,425	80	-
Other (land and multi-family)	7,839	93	-
Total real estate loans	25,771	221	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	370	-	-
Acquisition and development	-	-	-
Total real estate construction loans	370	-	-

Other portfolio loans:
Home equity	2,184	15	-
Consumer	348	7	-
Commercial	1,540	11	-
Total other portfolio loans	4,072	33	-

Total	$30,213	$254	$-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the six months ended June 30, 2014 and 2013:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2014
Real estate loans:
One- to four-family	$8,185	$193	$-
Commercial	6,560	173	-
Other (land and multi-family)	7,231	141	-
Total real estate loans	21,976	507	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,343	31	-
Consumer	135	9	-
Commercial	748	28	-
Total other portfolio loans	2,226	68	-

Total	$24,202	$575	$-

June 30, 2013
Real estate loans:
One- to four-family	$6,988	$141	$-
Commercial	11,973	173	-
Other (land and multi-family)	8,029	165	-
Total real estate loans	26,990	479	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	370	-	-
Acquisition and development	-	-	-
Total real estate construction loans	370	-	-

Other portfolio loans:
Home equity	2,463	43	-
Consumer	399	12	-
Commercial	1,733	22	-
Total other portfolio loans	4,595	77	-

Total	$31,955	$556	$-

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with directors and executive officers and their associates. These loans totaled $0.2 million as of each of June 30, 2014 and December 31, 2013. The activity on these loans during the six months ended June 30, 2014 and the year ended December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Beginning balance	$137	$1,563
New portfolio loans and advances on existing loans	-	-
Effect of changes in related parties	37	(1,349)
Repayments	(1)	(77)
Ending balance	$173	$137

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

During the three and six months ended June 30, 2014, the Company internally originated approximately $0.9 million and $1.1 million of mortgage loans held-for-sale, respectively. The Company did not internally originate any mortgage loans held-for-sale during the three and six months ended June 30, 2013, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and six months ended June 30, 2014 was $12,000 and $16,000, respectively.

During the three and six months ended June 30, 2014, the Company internally originated approximately $4.2 million and $5.2 million, respectively, of SBA loans held-for-sale. During the three and six months ended June 30, 2013, the Company internally originated approximately $2.5 million and $4.9 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2013, respectively. Additionally, the Company recognized gains on the servicing of these loans of $26,000 and $47,000 during the three and six months ended June 30, 2014, respectively, and $18,000 and $79,000 during the three and six months ended June 30, 2013, respectively.

During the three and six months ended June 30, 2014, the Company originated approximately $94.5 million and $179.4 million, respectively, of warehouse loans held-for-investment through third parties. During the three and six months ended June 30, 2013, the Company originated approximately $292.7 million and $569.8 million, respectively, of warehouse loans held-for-investment through third parties. As of June 30, 2014 and December 31, 2013, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days for both the three and six months ended June 30, 2014, respectively, and 17 days and 20 days for the three and six months ended June 30, 2013, respectively.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 8. OTHER LOANS (continued)

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

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has reverse repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of June 30, 2014 and December 31, 2013, respectively. During the first quarter 2014, the Company paid off $26.5 million of maturities related to the reverse repurchase agreements.

Under the terms of the agreements the collateral is subject to a haircut determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $82.9 million and $115.8 million in investment securities posted as collateral for these instruments as of June 30, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases. In the event the Bank prepays the agreements prior to maturity, it must do so at fair value, which as of June 30, 2014 exceeded the book value of the individual agreements by $7.7 million.

Information concerning reverse repurchase agreements as of and for the six months ending June 30, 2014, and as of and for the year ended December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Average daily balance	$71,897	$92,800
Weighted average coupon interest rate during the period	4.98%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	36	30

The reverse repurchase agreements as of June 30, 2014 mature as follows:

Amount Maturing
(Dollars in Thousands)

2014 (1)	$-
2015	10,000
2016	5,000
2017	25,000
2018	26,300
Thereafter	-
Total	$66,300

(1)	Remaining maturities between July 1, 2014 and December 31, 2014.

Under the reverse repurchase agreements, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Under the terms of a revised agreement the Company entered into on August 2, 2012 with the counterparty on $51.3 million of the $66.3 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at June 30, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At June 30, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $5.9 million, which approximates the termination penalty.

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB borrowings at June 30, 2014 and December 31, 2013 were $125.0 million and $110.0 million, respectively. During June 2014, the Company borrowed $15.0 million from the FHLB through three separate $5.0 million advances. The maturities and interest rates for each advance are as follows: (1) 1 month and 0.20%, (2) 3 years and 0.73%, and (3) 5 years and 1.27%. The FHLB advances had a weighted-average maturity of 32 months and a weighted-average rate of 3.71% at June 30, 2014. The Company had $115.2 million in portfolio loans and $19.0 million in investment securities posted as collateral for these advances as of June 30, 2014. Additionally, the Company had $7.7 million in investment securities posted as collateral for future advances as of June 30, 2014.

The Bank’s remaining borrowing capacity with the FHLB is $16.9 million at June 30, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of June 30, 2014, fair value exceeded the book value of the individual advances by $9.2 million, which was collateralized by portfolio loans and investment securities (included in the $115.2 million and $19.0 million, respectively, discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $80.1 million as of June 30, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 11. INCOME TAXES (continued)

As of June 30, 2014 and December 31, 2013, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $17.4 million and $17.5 million, respectively, and were primarily comprised of future tax benefits associated with the allowance for portfolio loan losses and net operating loss carryover. The deferred tax asset was also comprised of future tax benefits associated with the net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax expense (benefit) for the six months ending June 30, 2014 and 2013 was as follows:

	Six months ending June 30,
	2014	2013
	(Dollars in Thousands)

Income (loss) before income tax expense	$524	$(3,593)
Effective tax rate	17.8%	39.6%
Income tax expense (benefit)	93	(1,424)
Increase in valuation allowance – federal	-	1,286
Increase in valuation allowance – state	-	138
Income tax expense	$93	$-

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

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

(unaudited)

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings (loss) per common share computation for the three and six months ended June 30, 2014 and 2013:

	Three months ending June 30,		Six months ending June 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Share Information)

Basic:
Net income (loss)	$225	$(1,554)	$431	$(3,593)
Weighted average common shares outstanding	15,508,969	2,628,969	15,508,969	2,628,969
Less: average unallocated employee stock ownership plan shares	(81,437)	(86,227)	(81,437)	(86,227)
Less: average director’s deferred compensation shares	(35,424)	(37,712)	(35,593)	(37,926)
Less: average unvested restricted stock awards	(542)	(813)	(545)	(817)
Weighted average common shares outstanding, as adjusted	15,391,566	2,504,217	15,391,394	2,503,999
Basic earnings (loss) per common share	$0.02	$(0.62)	$0.03	$(1.43)

Diluted:
Net income (loss)	$225	$(1,554)	$431	$(3,593)
Weighted average common shares outstanding, as adjusted (from above)	15,391,566	2,504,217	15,391,394	2,503,999
Add: dilutive effects of assumed exercise of stock options	-	-	-	-
Add: dilutive effects of full vesting of stock awards	-	-	-	-
Weighted average dilutive shares outstanding	15,391,566	2,504,217	15,391,394	2,503,999
Diluted earnings (loss) per common share	$0.02	$(0.62)	$0.03	$(1.43)

During the three and six months ended June 30, 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share. Due to a reported loss during the three and six months ended June 30, 2013, there was no dilutive effect of stock options or stock awards and, therefore, were not considered in computing diluted weighted average common shares.

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

June 30, 2014

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

June 30, 2014

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

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

The Bank’s actual and required capital levels and ratios as of June 30, 2014 and December 31, 2013 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action		Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
June 30, 2014
Total capital (to risk weighted assets)	$77.9	18.75%	$41.6	10.00%	$54.0	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.7	17.49%	24.9	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.7	10.17%	35.7	5.00%	64.3	9.00%

December 31, 2013
Total capital (to risk weighted assets)	$77.0	20.47%	$37.6	10.00%	$48.9	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.3	19.22%	22.6	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.3	9.73%	37.1	5.00%	66.9	9.00%

The Bank’s capital classification under the PCA rules and the terms of the Order as of June 30, 2014 was well-capitalized.

ATLANTIC COAST FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2014

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

General Description of Business

The principal business of Atlantic Coast Financial Corporation (the Company) and Atlantic Coast Bank (the Bank) consists of attracting retail deposits from the general public and investing those funds primarily in loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans held-for-investment), and, to a lesser extent, first mortgages on owner occupied, one- to four-family residences, home equity loans and automobile and other consumer loans originated for retention in our loan portfolio. In addition we have been increasing our focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and brokers. The Company sells the guaranteed portion of loans originated through SBA lending, rather than hold the loans in portfolio. The Company also originates multi-family residential loans and commercial construction and residential construction loans, but no longer emphasizes the origination of such loans unless they are connected with SBA lending. The Company also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (the Order) entered into with the Office of the Comptroller of the Currency (the OCC) on August 10, 2012, interest rates paid on deposits are limited and subject to national rates published weekly by the Federal Deposit Insurance Corporation (FDIC). Deposits are primarily solicited in the Bank’s market area of the Jacksonville metropolitan area and southeastern Georgia when necessary to fund loan demand or other liquidity needs.

Recent Events

Executive Management Team and Board of Directors

On May 18, 2014, following the Company’s receipt of notifications from the Federal Reserve Bank of Atlanta and the OCC, each indicating no objection to the appointment of John C. Lent as Chief Financial Officer, Mr. Lent began his service as Chief Financial Officer of the Company and the Bank. Coinciding with Mr. Lent’s service beginning, James D. Hogan’s service as interim Chief Financial Officer of the Company and the Bank ended. Mr. Hogan continues in his role as a director of the Company and the Bank following the change. Additionally, on May 20, 2014, the Company offered Mr. Hogan employment in an enterprise risk management capacity, which Mr. Hogan accepted.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the three and six months ended June 30, 2014 and 2013, respectively.

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

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of June 30, 2014, the Company had a valuation allowance of $17.4 million which fully reserved for the deferred tax asset.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General

Total assets decreased $23.5 million, or 3.2%, to $710.1 million at June 30, 2014 as compared to $733.6 million at December 31, 2013. The primary reason for the decrease in assets was the repayment of $26.5 million of securities sold under agreements to repurchase (reverse repurchase agreements), partially offset by an increase in FHLB advances of $15.0 million and stockholders’ equity of $4.9 million. Cash and cash equivalents decreased $81.5 million, while net portfolio loans increased $33.4 million, investment securities increased $19.3 million, and other loans increased $5.1 million. Total deposits decreased $16.2 million, or 3.5%, to $443.9 million at June 30, 2014 from $460.1 million at December 31, 2013. Noninterest-bearing demand accounts increased $7.3 million, while interest-bearing demand accounts decreased $1.4 million, savings and money market accounts decreased by $3.8 million, and time deposits decreased by a total of $18.3 million during the six months ended June 30, 2014. Total borrowings decreased by $11.5 million to $191.3 million at June 30, 2014 from $202.8 million at December 31, 2013 due to the aforementioned repayment of reverse repurchase agreements, which matured during the first quarter of 2014, partially offset by the aforementioned increase in FHLB advances in the second quarter of 2014. Stockholders’ equity increased by $4.9 million to $70.4 million at June 30, 2014 from $65.5 million at December 31, 2013 due to net income of $0.4 million for the six months ended June 30, 2014 and an increase in other comprehensive income (loss) of $4.5 million for the same time period.

Following are the summarized comparative balance sheets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,	Increase / (Decrease)
	2014	2013	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$32,711	$114,194	$(81,483)	-71.4%
Investment securities (available-for-sale and held-to-maturity)	198,285	178,998	19,287	10.8%
Portfolio loans	412,319	378,902	33,417	8.8%
Allowance for portfolio loan losses	6,985	6,946	39	0.6%
Portfolio loans, net	405,334	371,956	33,378	9.0%
Other loans (held-for-sale and warehouse loans held-for-investment)	27,295	22,179	5,116	23.1%
Other Assets	46,463	46,306	157	0.3%
Total assets	$710,088	$733,633	$(23,545)	-3.2%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$42,055	$34,782	$7,273	20.9%
Interest-bearing demand	67,606	68,954	(1,348)	-2.0%
Savings and money market	168,774	172,552	(3,778)	-2.2%
Time	165,511	183,810	(18,299)	-10.0%
Total deposits	443,946	460,098	(16,152)	-3.5%
Securities sold under agreements to repurchase	66,300	92,800	(26,500)	-28.6%
Federal Home Loan Bank advances	125,000	110,000	15,000	13.6%
Accrued expenses and other liabilities	4,475	5,210	(735)	-14.1%
Total liabilities	639,721	668,108	(28,387)	-4.2%
Total stockholders’ equity	70,367	65,525	4,842	7.4%
Total liabilities and stockholders’ equity	$710,088	$733,633	$(23,545)	-3.2%

Cash and Cash Equivalents

Cash and cash equivalents decreased $81.5 million to $32.7 million at June 30, 2014 from $114.2 million at December 31, 2013. Prior to the Company’s successful completion of its capital raise on December 3, 2013, the Bank increased its cash and cash equivalent holdings in order to raise the amount of immediately available liquidity sources in response to temporarily reduced contingent sources of liquidity from the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank of Atlanta (FRB). As of June 30, 2014, the Bank has increased contingent liquidity sources available to meet potential funding requirements, including from the FHLB, the FRB, and other institutional sources.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises, and mortgage-backed securities. The investment portfolio increased $19.3 million to $198.3 million at June 30, 2014, from $179.0 million at December 31, 2013. As of June 30, 2014, $179.6 million of investment securities were classified as available-for-sale, while $18.7 million of investment securities were classified as held-to-maturity. As of December 31, 2013, $159.7 million of investment securities were classified as available-for-sale, while $19.3 million of investment securities were classified as held-to-maturity.

As of June 30, 2014, approximately $82.9 million of investment securities were pledged as collateral for the reverse repurchase agreements and $26.7 million were pledged to the FHLB as collateral for advances, future advances, and estimated prepayment fees. At June 30, 2014, $190.7 million, or 96.2%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of June 30, 2014 and December 31, 2013, excluding loans held-for-sale and warehouse loans held-for-investment:

	June 30, 2014	% of Total Portfolio Loans	December 31, 2013	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$204,062	50.3%	$167,455	44.9%
Commercial	50,294	12.4%	48,356	12.9%
Other (land and multi-family)	15,738	3.9%	15,790	4.2%
Total real estate loans	270,094	66.6%	231,601	62.0%
Real estate construction loans:
One- to four-family	-	0.0%	-	0.0%
Commercial	2,338	0.6%	2,582	0.7%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	2,338	0.6%	2,582	0.7%
Other portfolio loans:
Home equity	49,659	12.2%	52,767	14.1%
Consumer	51,268	12.6%	53,290	14.3%
Commercial	32,435	8.0%	33,029	8.9%
Total other portfolio loans	133,362	32.8%	139,086	37.3%

Total portfolio loans	405,794	100.0%	373,269	100.0%
Allowance for portfolio loan losses	(6,985)		(6,946)
Net deferred portfolio loan costs	6,525		5,633
Portfolio loans, net	$405,334		$371,956

Total gross portfolio loans increased $32.5 million, or 8.7%, to $405.8 million at June 30, 2014 as compared to $373.3 million at December 31, 2013 primarily due to the purchase of $32.5 million and originations of $4.6 million of one- to four-family residential mortgages, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the six months ended June 30, 2014. The increased prepayments are consistent with the low interest rate environment for one- to four-family residential mortgages. Total portfolio loans growth was also partially offset by gross loan charge-offs of $1.2 million and transfers to OREO of nonperforming loans of $0.4 million during the first six months of 2014.

Small business loans originated internally and held-for-sale (SBA loans held-for-sale), SBA portfolio loans, and other portfolio loans to small businesses, which are included in commercial other loans, had originations of $10.9 million during the six months ended June 30, 2014. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at June 30, 2014 and December 31, 2013, was $7.1 million and $5.0 million, respectively. The Company plans to continue to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio, and other commercial business loan production is expected to exceed principal amortization and loan payoffs in the near future.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of June 30, 2014, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $253.7 million, or 62.5% of total gross portfolio loans. Approximately $28.2 million, or 56.8% of loans recorded as home equity loans are in a first lien position. Accordingly, $232.3 million, or 91.5% of loans collateralized by one- to four-family residential loans, were in a first lien position as of June 30, 2014.

The composition of first mortgages, second mortgages and home equity loans by state as of June 30, 2014 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$128,805	$39,636	$35,621	$204,062
Home equity and lines of credit	23,870	24,773	1,016	49,659
One- to four-family construction loans	-	-	-	-
	$152,675	$64,409	$36,637	$253,721

Allowance for Portfolio Loan Losses

The allowance was $7.0 million, or 1.7% of total portfolio loans at June 30, 2014 compared to $6.9 million, or 1.8% of total portfolio loans at December 31, 2013. The activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013 was as follows:

	2014	2013
	(Dollars in Thousands)

Balance at beginning of period	$6,946	$10,889

Charge-offs:
Real estate loans:
One- to four-family	(396)	(1,372)
Commercial	(5)	(855)
Other (land and multi-family)	(8)	(349)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(274)	(972)
Consumer	(361)	(738)
Commercial	(119)	(131)
Total charge-offs	(1,163)	(4,417)

Recoveries:
Real estate loans:
One- to four-family	103	614
Commercial	10	-
Other (land and multi-family)	16	36
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	78	323
Consumer	195	121
Commercial	-	10
Total recoveries	402	1,104

Net charge-offs	(761)	(3,313)
Provision for portfolio loan losses	800	2,453
Balance at end of period	$6,985	$10,029

Net charge-offs to average outstanding portfolio loans	0.39%	1.69%

Net charge-offs during the first six months of 2014 decreased compared to the same period in 2013 primarily due to $1.1 million less in charge-offs related to one- to four-family residential loans and home equity loans, $0.9 million less in charge-offs for collateral-dependent commercial real estate property, $0.3 million less in charge-offs related to manufactured home loans, and $0.2 million less in charge-offs related to construction loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the six months ended June 30, 2014, charge-offs included partial charge-offs of $0.3 million of one- to four-family first mortgages and home equity loans identified as nonperforming, a decrease of $0.9 million as compared to $1.2 million for the six months ended June 30, 2013, attributable to decreased losses on both first mortgages and home equity loans.

Below is a comparative composition of nonperforming assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Nonperforming assets:
Real estate loans:
One- to four-family	$2,699	$2,677
Commercial	585	-
Other (land and multi-family)	121	75
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	303	400
Consumer	206	229
Commercial	119	-
Total nonperforming loans	4,033	3,381
Other real estate owned	5,418	5,225
Total nonperforming assets	$9,451	$8,606

Nonperforming loans to total portfolio loans	1.0%	0.9%
Nonperforming assets to total assets	1.3%	1.2%

Nonperforming loans were $4.0 million or 1.0% of total portfolio loans at June 30, 2014 as compared to $3.4 million, or 0.9% of total portfolio loans at December 31, 2013. The increase in nonperforming loans was primarily due to the addition of $0.8 million related to two commercial real estate loans that became nonperforming, partially offset by the transfer of $0.4 million in nonperforming loans to OREO.

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

As of June 30, 2014, total nonperforming one- to four-family residential and home equity loans of $3.0 million was comprised of $4.4 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of June 30, 2014 and December 31, 2013, all nonperforming loans were classified as nonaccrual, and there were no loans 90 days past due and accruing interest.

OREO increased $0.2 million to $5.4 million at June 30, 2014 from $5.2 million at December 31, 2013 as the Company had transfers from nonperforming loans into OREO of $0.4 million, partially offset by $0.2 million of foreclosed asset sales during the first six months of 2014. Historically, the Company does not incur additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company recorded gains (losses) on foreclosed assets of $(19,000) and $189,000 for the six months ended June 30, 2014 and 2013, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$3,288	$-	$2,668	$-
Nonperforming (1)	1,112	108	131	-
Troubled debt restructuring by category:
Troubled debt restructurings performing for less than 12 months – commercial	9,753	184	10,603	123
Troubled debt restructurings performing for less than 12 months – residential and consumer	12,079	1,780	8,767	1,227
Total impaired loans	$26,232	$2,072	$22,169	$1,350

(1)	Balance includes nonperforming TDR loans of $0.1 million as of December 31, 2013. There are no specific reserves for such loans as of December 31, 2013.

Impaired loans include large non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. TDR loans totaled $25.3 million as of June 30, 2014 as compared to $21.9 million at December 31, 2013.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve (12) months in accordance with the modified terms. At June 30, 2014, approximately $11.3 million of restructured loans, previously disclosed as TDRs, have demonstrated 12 months of performance under restructured terms and are no longer reported as impaired loans.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale, and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Other loans:
Held-for-sale	$4,989	$1,656
Warehouse loans held-for-investment	22,306	20,523
Total other loans	$27,295	$22,179

Other loans increased $5.1 million, or 23.1% to $27.3 million at June 30, 2014 as compared to $22.2 million at December 31, 2013 due to an increase in originations in each category of other loans.

With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential mortgages, and began to originate some of those loans to be held-for-sale. The Company internally originated $1.1 million and sold $0.7 million of mortgage loans held-for-sale during the six months ended June 30, 2014. The Company did not internally originate or sell any mortgage loans held-for-sale during the six months ended June 30, 2013. The gain recorded on sales of mortgage loans held-for-sale during the first six months of 2014 was $16,000. The Company plans to continue to expand this business line going forward.

During the six months ended June 30, 2014 the Company internally originated $5.2 million and sold $4.3 million of SBA loans held-for-sale compared to originations of $4.9 million and sales of $7.4 million during the same six month period in 2013. The gain recorded on sales of SBA loans held-for-sale during the six months ended June 30, 2014 and 2013 was $0.4 million and $0.6 million, respectively. The Company plans to continue to expand this business line going forward.

Loans originated and sold under the Company’s warehouse lending program were $179.4 million and $177.6 million, respectively, for the six months ended June 30, 2014 as compared to originations and sales of $569.8 million and $577.6 million, respectively, for the six months ended June 30, 2013. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for the six months ended June 30, 2014 and 2013 of $0.4 million and $1.0 million, respectively. For the six months ended June 30, 2014 the weighted average number of days outstanding of warehouse loans held-for-investment was 19 days. Due to the favorable interest rate environment, production of warehouse loans held-for-investment will continue to be a strategic focus.

Deferred Income Taxes

As of both June 30, 2014 and 2013 the Company concluded that, while improved operating results are expected as the economy continues to improve and the Bank’s nonperforming assets remain at low levels, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the credit related costs and the impact of its high debt costs on profitability. Consequently, the Company has recorded a valuation allowance of $17.4 million for the entire amount of the net federal and state deferred tax assets as of June 30, 2014. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some of the valuation allowance may be available as a tax benefit. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. See Deferred Income Taxes at page 43 for additional information.

Deposits

Total deposits were $443.9 million at June 30, 2014, a decrease of $16.2 million from $460.1 million at December 31, 2013. Non-maturing deposits increased by $2.1 million during the first six months of 2014, while time deposits decreased by $18.3 million during the same time period. Non-maturing deposits increased to $278.4 million at June 30, 2014 due to a $7.3 million increase in noninterest-bearing demand deposits, partially offset by a $1.4 million decrease in interest-bearing demand deposits, and a $3.8 million decrease in savings and money market deposits due to our development of commercial relationships, partially offset by single service money market account runoff, thereby reducing our cost of funds. Time deposits decreased to $165.5 million as of June 30, 2014 due to a decrease of $21.3 million related to a retail certificates of deposit promotion and a decrease of $4.8 million in deposits originally acquired through a national internet deposit program, partially offset by an increase of $7.8 million in our standard certificates of deposit. This shift in deposit mix reflects a focus on relationships and a reduced emphasis on attracting higher cost certificates of deposit.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise, the Bank will actively seek to grow deposits to help meet liquidity needs during 2014. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank may supplement core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker internet deposit program, which has been successfully utilized in the past, or the creation of new business deposit products. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and, therefore, cause the Bank to change its strategy. Under the Consent Order, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At June 30, 2014 the Bank did not have any brokered deposits, and management does not intend to use brokered deposits in the near term. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has reverse repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of June 30, 2014 and December 31, 2013, respectively. Collateral for $51.3 million of the structured notes are subject to a reduction of 10.0% after applying values set by the counterparties. Collateral for $15.0 million of the structured notes are subject to a reduction of 9.0% after applying values set by the counterparties. Under the terms of the agreements the counterparties require that the Company provide additional collateral for the borrowings as protection for their market risk when the fair value of the borrowings exceeds the contractual amounts. As a result, the Company had $82.9 million and $115.8 million in securities posted as collateral for these instruments as of June 30, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the market value of the liability and the contractual amount of the liability increases.

Information concerning reverse repurchase agreements as of and for the six months ended June 30, 2014, and as of and for the year ended December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)

Average daily balance	$71,897	$92,800
Weighted average coupon interest rate during the period	4.98%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	36	30

Under the reverse repurchase agreements, the lender has the option to terminate individual advances in whole the following quarter; there is no termination penalty if terminated by the lender. There have been no early terminations.

Under the terms of a revised agreement the Company entered into on August 2, 2012 with the counterparty on $51.3 million of the $66.3 million the Bank is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at June 30, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At June 30, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $5.9 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

The Company’s FHLB advances at June 30, 2014 and December 31, 2013 were $125.0 million and $110.0 million, respectively. During June 2014, the Company borrowed $15.0 million from the FHLB through three separate $5.0 million advances. The maturities and interest rates for each advance are as follows: (1) 1 month and 0.20%, (2) 3 years and 0.73%, and (3) 5 years and 1.27%. The FHLB advances had a weighted-average maturity of 32 months and a weighted-average rate of 3.71% at June 30, 2014. The Company had $115.2 million in portfolio loans and $19.0 million in investment securities posted as collateral for these advances as of June 30, 2014. Additionally, the Company had $7.7 million in investment securities posted as collateral for future advances as of June 30, 2014.

The Bank’s remaining borrowing capacity with the FHLB is $16.9 million at June 30, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of June 30, 2014, fair value exceeded the book value of the individual advances by $9.2 million, which was collateralized entirely by portfolio loans (included in the $115.2 million and $19.0 million, respectively, discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings, or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $80.1 million as of June 30, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value. To the extent it is required to purchase additional investment securities to collateralize the FHLB debt, the Company’s profitability may decrease as liquidity may not be available for higher interest-earning asset growth.

Stockholders’ Equity

Stockholders’ equity increased by $4.9 million to $70.4 million at June 30, 2014 from $65.5 million at December 31, 2013 due to the net income of $0.4 million and an increase in accumulated other comprehensive income (loss) of $4.5 million for the six months ended June 30, 2014. The increase in accumulated other comprehensive income (loss) was due to a positive change in the fair value of securities available-for-sale because of a decrease in interest rates during the first six months of 2014.

The Company continues to monitor strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio increased to 9.9% at June 30, 2014, from 8.9% at December 31, 2013. As of June 30, 2014, the Bank’s Tier 1 capital to adjusted assets ratio was 10.17%, Total risk based capital to risk-weighted assets ratio was 18.75% and Tier 1 capital to risk-weighted assets ratio was 17.49%. These ratios as of December 31, 2013 were 9.73%, 20.47%, and 19.22%, respectively. The Bank is currently deemed well-capitalized for regulatory supervision purposes.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013.

General

Net income for the three months ended June 30, 2014 was $0.2 million, as compared to a net loss of $1.6 million for the three months ended June 30, 2013. The net income for the second quarter of 2014 increased compared to the net loss in the same period in 2013 due primarily to an increase in net interest income of $0.1 million, a reduction in the provision expense of $0.9 million, and a decrease in noninterest expense of $0.9 million, partially offset by a decrease in noninterest income of $0.1 million. Net interest income increased in the second quarter of 2014 compared to the same period in 2013 due to the impact of increased portfolio loans and held-for-sale loans outstanding, higher balances in investment securities with higher interest rates on those funds reinvested in such investment securities, and decreased interest expense for deposits and reverse repurchase agreements borrowings, partially offset by a reduction in warehouse loans held-for-investment outstanding. Noninterest income decreased during the second quarter of 2014 compared to the same period in 2013 primarily due to lower gains on loans held-for-sale and a decrease in service charges and fees. Noninterest expense decreased during the second quarter of 2014 compared to the same period in 2013 primarily due to lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger which was rejected by stockholders in the second quarter of 2013. In addition, the Company had lower collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended June 30, 2014 and 2013. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$426,598	$5,901	5.53%	$459,291	$6,712	5.85%
Investment securities (2)	179,028	885	1.98%	161,578	590	1.46%
Other interest-earning assets (3)	62,473	145	0.93%	89,386	84	0.37%
Total interest-earning assets	668,099	6,931	4.16%	710,255	7,386	4.16%
Noninterest-earning assets	38,327			37,601
Total assets	$706,426			$747,856

Interest-bearing liabilities:
Interest-bearing demand accounts	$70,292	45	0.25%	$74,194	57	0.31%
Savings deposits	68,937	45	0.26%	71,381	63	0.35%
Money market accounts	101,489	119	0.47%	103,355	120	0.47%
Time deposits	171,426	420	1.98%	209,365	627	1.20%
Securities sold under agreements to repurchase	66,300	827	4.99%	92,800	1,196	5.15%
Federal Home Loan Bank advances	111,868	1,148	4.10%	110,000	1,144	4.16%
Total interest-bearing liabilities	590,312	2,604	1.76%	661,095	3,207	1.96%
Noninterest-bearing liabilities	46,168			49,887
Total liabilities	636,480			710,982
Total stockholders’ equity	69,946			36,874
Total liabilities and stockholders’ equity	$706,426			$747,856

Net interest income		$4,327			$4,179
Net interest spread			2.40%			2.20%
Net interest-earning assets	$77,787			$49,160
Net interest margin (4)			2.59%			2.35%
Average interest-earning assets to average interest-bearing liabilities		113.18%			107.44%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume which have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$(463)	$(348)	$(811)
Investment securities	69	226	295
Other interest-earning assets	(32)	93	61
Total interest-earning assets	(426)	(29)	(455)

Interest-bearing liabilities:
Interest-bearing demand accounts	(3)	(9)	(12)
Savings deposits	(2)	(16)	(18)
Money market accounts	(2)	1	(1)
Time deposits	(103)	(104)	(207)
Securities sold under agreements to repurchase	(332)	(37)	(369)
Federal Home Loan Bank advances	19	(15)	4
Total interest-bearing liabilities	(423)	(180)	(603)

Net interest income	$(3)	$151	$148

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income decreased $0.5 million to $6.9 million for the three months ended June 30, 2014 from $7.4 million for the three months ended June 30, 2013 primarily due to the decrease in interest income on loans, partially offset by the impact of higher balances in investment securities. Interest income on loans decreased to $5.9 million for the three months ended June 30, 2014 from $6.7 million for the three months ended June 30, 2013. This decrease was due to a decline in the average balance of loans, which decreased $32.7 million to $426.6 million for the three months ended June 30, 2014 from $459.3 million for the three months ended June 30, 2013, and a decrease in average yield on loans of 32 basis points to 5.53% for the three months ended June 30, 2014. The average balance of loans declined due to the reduction in warehouse loans held-for-investment outstanding, partially offset by an increase in portfolio loans and held-for-sale loans outstanding. Both originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment decreased during the three months ended June 30, 2014, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-investment is the result of a decline in home purchase and refinance volume, primarily due to the current interest rate environment. Interest income earned on securities increased $0.3 million to $0.9 million for the three months ended June 30, 2014 from $0.6 million for the three months ended June 30, 2013. This increase was due to an increase in the average balance of investment securities of $17.4 million to $179.0 million for the three months ended June 30, 2014, higher yields on reinvested securities, and decreased amortization of purchase premiums due to lower prepayments. Since our capital raise in December 2013, management has started to facilitate a change in the mix of interest-earning assets by redeploying excess liquidity maintained over the past year to grow its portfolio loans, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $0.6 million to $2.6 million for the three months ended June 30, 2014 from $3.2 million for the three months ended June 30, 2013 primarily due to the decrease in interest expense on deposits and reverse repurchase agreements. The decrease in interest expense on deposits for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 14 basis points to 0.55% for the three months ended June 30, 2014 as compared to 0.69% for the three months ended June 30, 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.64% for the three months ended June 30, 2014 down from 1.82% for the three months ended June 30, 2013, due to lower cost of deposits and reverse repurchase agreements. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the reverse repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income increased $0.1 million to $4.3 million for the three months ended June 30, 2014 from $4.2 million for the three months ended June 30, 2013, due to the increase in portfolio loans and held-for-sale loans outstanding, and the impact of higher interest rates on funds reinvested in investment securities, and decreased interest expense for deposits and reverse repurchase agreements partially offset by the decrease in warehouse loans held-for-investment outstanding. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 20 basis points to 2.40% for the three months ended June 30, 2014 as compared to 2.20% for the three months ended June 30, 2013. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 24 basis point to 2.59% for the three months ended June 30, 2014 as compared to 2.35% for the three months ended June 30, 2013. The increase in the net interest rate spread primarily reflected the positive impact from increasing balances in portfolio loans and held-for-sale loans on interest income and the positive impact from declining high fixed-interest rate debt balances on interest expense, partially offset by the negative impact from declining balances in warehouse loans held-for-investment on interest income. Since our capital raise in December 2013, management has started to facilitate a change in the mix to increase higher yielding asset balances, while still meeting liquidity needs.

Provision for Loan Losses

Provision expense was $0.3 million and $1.2 million during the three months ended June 30, 2014 and 2013, respectively. The decline in the provision expense during the second quarter of 2014 compared with the same period in 2013 reflected reduced nonperforming loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. Net charge-offs for the three months ended June 30, 2014 were $0.3 million as compared to $1.8 million for the three months ended June 30, 2013. The decrease in net charge-offs in the second quarter of 2014 compared with the same period in 2013 primarily reflected $0.7 million less in charge-offs for collateral-dependent commercial real estate property, $0.2 million less in charge-offs related to construction loans, $0.2 million less in charge-offs related to manufactured home loans, and $0.2 million less in charge-offs related to one-to-four family residential loans and home equity loans. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs did not include any partial charge-offs in the second quarter of 2014 as compared to $0.2 million during the same period in 2013.

Noninterest Income

The components of noninterest income for the three months ended June 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$680	$750	$(70)	-9.3%
Gain on sale of loans held-for-sale	269	299	(30)	-10.0%
Gain on sale of securities available-for-sale	7	-	7	n/a
Bank owned life insurance earnings	119	98	21	21.4%
Interchange fees	388	404	(16)	-4.0%
Other	118	182	(64)	-35.2%
	$1,581	$1,733	$(152)	-8.8%

Noninterest income for the three months ended June 30, 2014 decreased $0.1 million to $1.6 million as compared to $1.7 million in the second quarter of 2013. The decrease in noninterest income was primarily due to a decrease in service charges and fees, and gains on the sale of loans held-for-sale.

For the three months ended June 30, 2014, gains on sales of mortgage loans held-for-sale was $12,000, there were no deferred fees on mortgage loans held-for-sale, gains on sales of SBA loans held-for-sale was $237,000, and net gains recognized for the servicing of SBA loans held-for-sale was $26,000. For the three months ended June 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $18,000 in net gains recognized for the servicing of SBA loans. The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes SBA lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term.

Noninterest Expense

The components of noninterest expense for the three months ended June 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,633	$2,127	$506	23.8%
Occupancy and equipment	492	482	10	2.1%
FDIC insurance premiums	358	442	(84)	-19.0%
Foreclosed assets, net	13	(171)	184	107.6%
Data processing	365	446	(81)	-18.2%
Outside professional services	405	1,070	(665)	-62.1%
Collection expense and repossessed asset losses	130	676	(546)	-80.8%
Other	892	1,175	(283)	-24.1%
	$5,288	$6,247	$(959)	-15.4%

Noninterest expense decreased $0.9 million to $5.3 million for the three months ended June 30, 2014 from $6.2 million for the three months ended June 30, 2013. The decrease in noninterest expense for the second quarter of 2014 compared with the second quarter of 2013 primarily reflected lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger which was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

With the Company’s strengthened capital position, management expects to reduce its risk-related operating expenses, like FDIC insurance costs, accounting costs, and director & officer insurance costs, in 2014, as well as to continue at lower levels of collection expenses.

Income Tax

The Company recorded $45,000 in income tax expense for the three months ended June 30, 2014 and recorded no income tax expense for the three months ended June 30, 2013. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 43 for additional information.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and 2013.

General

Net income for the six months ended June 30, 2014 was $0.4 million, as compared to a net loss of $3.6 million for the six months ended June 30, 2013. The net income for the first six months of 2014 increased compared to the net loss in the same period in 2013 due primarily to a reduction in the provision expense of $1.6 million, and a decrease in noninterest expense of $2.9 million, partially offset by a decrease in noninterest income of $0.4 million. Net interest income decreased slightly in the first six months of 2014 compared to the same period in 2013 due to the impact of a reduction in warehouse loans held-for-investment outstanding, partially offset by increased portfolio loans and held-for-sale loans outstanding, higher balances in investment securities with higher interest rates on those funds reinvested in such investment securities, and decreased interest expense for deposits and reverse repurchase agreements borrowings. Noninterest income decreased during the first six months of 2014 compared to the same period in 2013 primarily due to lower gains on loans held-for-sale and a decrease in service charges and fees. Noninterest expense decreased during the first six months of 2014 compared to the same period in 2013 primarily due to lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger which was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the six months ended June 30, 2014 and 2013. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$415,172	$11,780	5.67%	$470,964	$13,673	5.81%
Investment securities (2)	178,733	1,818	2.03%	158,401	1,087	1.37%
Other interest-earning assets (3)	81,815	258	0.63%	83,721	161	0.38%
Total interest-earning assets	675,720	13,856	4.10%	713,086	14,921	4.18%
Noninterest-earning assets	37,615			37,229
Total assets	$713,335			$750,315

Interest-bearing liabilities:
Interest-bearing demand accounts	$69,763	91	0.26%	$74,047	116	0.31%
Savings deposits	68,361	91	0.27%	71,738	126	0.35%
Money market accounts	102,313	238	0.47%	104,591	242	0.46%
Time deposits	175,947	871	0.99%	209,701	1,265	1.21%
Securities sold under agreements to repurchase	71,963	1,802	5.01%	92,800	2,378	5.13%
Federal Home Loan Bank advances	110,939	2,279	4.11%	110,138	2,278	4.14%
Total interest-bearing liabilities	599,286	5,372	1.80%	663,015	6,405	1.94%
Noninterest-bearing liabilities	45,208			49,404
Total liabilities	644,494			712,419
Total stockholders’ equity	68,841			35,654
Total liabilities and stockholders’ equity	$713,335			$748,073

Net interest income		$8,484			$8,516
Net interest spread			2.30%			2.24%
Net interest-earning assets	$76,434			$50,071
Net interest margin (4)			2.51%			2.39%
Average interest-earning assets to average interest-bearing liabilities		112.75%			107.55%

(5)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(6)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(7)	Includes FHLB stock at cost and term deposits with other financial institutions.
(8)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; and (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume which have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$(1,589)	$(304)	$(1,893)
Investment securities	154	577	731
Other interest-earning assets	(4)	101	97
Total interest-earning assets	(1,439)	374	(1,065)

Interest-bearing liabilities:
Interest-bearing demand accounts	(6)	(19)	(25)
Savings deposits	(6)	(29)	(35)
Money market accounts	(5)	1	(4)
Time deposits	(186)	(208)	(394)
Securities sold under agreements to repurchase	(523)	(53)	(576)
Federal Home Loan Bank advances	17	(16)	1
Total interest-bearing liabilities	(709)	(324)	(1,033)

Net interest income	$(730)	$698	$(32)

(2)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income decreased $1.0 million to $13.9 million for the six months ended June 30, 2014 from $14.9 million for the six months ended June 30, 2013 primarily due to the decrease in interest income on loans, partially offset by the impact of higher balances in investment securities. Interest income on loans decreased to $11.8 million for the six months ended June 30, 2014 from $13.7 million for the six months ended June 30, 2013. This decrease was due to a decline in the average balance of loans, which decreased $55.8 million to $415.2 million for the six months ended June 30, 2014 from $471.0 million for the six months ended June 30, 2013, and a decrease in average yield on loans of 14 basis points to 5.67% for the six months ended June 30, 2014. The average balance of loans declined due to the reduction in warehouse loans held-for-investment outstanding, partially offset by an increase in portfolio loans and held-for-sale loans outstanding. Both originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment decreased during the six months ended June 30, 2014, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-investment is the result of a decline in home purchase and refinance volume, primarily due to the current interest rate environment. Interest income earned on securities increased $0.7 million to $1.8 million for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013. This increase was due to an increase in the average balance of investment securities of $20.3 million to $178.7 million for the six months ended June 30, 2014, higher yields on reinvested securities, and decreased amortization of purchase premiums due to lower prepayments. Since our capital raise in December 2013, management has started to facilitate a change in the mix of interest-earning assets by redeploying excess liquidity maintained over the past year to grow its portfolio loans, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $1.0 million to $5.4 million for the six months ended June 30, 2014 from $6.4 million for the six months ended June 30, 2013 primarily due to the decrease in interest expense on deposits and reverse repurchase agreements. The decrease in interest expense on deposits for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 12 basis points to 0.57% for the six months ended June 30, 2014 as compared to 0.69% for the six months ended June 30, 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.68% for the six months ended June 30, 2014 down from 1.82% for the six months ended June 30, 2013, due to lower cost of deposits and reverse repurchase agreements. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the reverse repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income was $8.5 million for the six months ended June 30, 2014 and $8.5 million for the six months ended June 30, 2013. The increase in portfolio loans and held-for-sale loans outstanding, and the impact of higher interest rates on funds reinvested in investment securities, and decreased interest expense for deposits and reverse repurchase agreements was offset by the decrease in warehouse loans held-for-investment outstanding. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 6 basis points to 2.30% for the six months ended June 30, 2014 as compared to 2.24% for the six months ended June 30, 2013. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 12 basis point to 2.51% for the six months ended June 30, 2014 as compared to 2.39% for the six months ended June 30, 2013. The increase in the net interest rate spread primarily reflected the positive impact from increasing balances in portfolio loans and held-for-sale loans on interest income and the positive impact from declining high fixed-interest rate debt balances on interest expense, partially offset by the negative impact from declining balances in warehouse loans held-for-investment on interest income. Since our capital raise in December 2013, management has started to facilitate a change in the mix to increase higher yielding asset balances, while still meeting liquidity needs.

Provision for Loan Losses

Provision expense was $0.8 million and $2.4 million during the six months ended June 30, 2014 and 2013, respectively. The decline in the provision expense during the first six months of 2014 compared with the same period in 2013 reflected reduced nonperforming loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. Net charge-offs for the six months ended June 30, 2014 were $0.8 million as compared to $3.5 million for the six months ended June 30, 2013. The decrease in net charge-offs in the first six months of 2014 compared with the same period in 2013 primarily reflected $1.1 million less in charge-offs related to one-to-four family residential loans and home equity loans, $0.9 million less in charge-offs for collateral-dependent commercial real estate property, $0.3 million less in charge-offs related to manufactured home loans, and $0.2 million less in charge-offs related to construction loans. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs in the first six months of 2014 included $0.3 million of partial charge-offs as compared to $1.2 million during the same period in 2013.

Noninterest Income

The components of noninterest income for the six months ended June 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,317	$1,497	$(180)	-12.0%
Gain on sale of loans held-for-sale	493	633	(140)	-22.1%
Gain on sale of securities available-for-sale	7	-	7	n/a
Bank owned life insurance earnings	209	197	12	6.1%
Interchange fees	761	799	(38)	-4.8%
Other	254	322	(68)	-21.1%
	$3,041	$3,448	$(407)	-11.8%

Noninterest income for the six months ended June 30, 2014 decreased $0.4 million to $3.0 million as compared to $3.4 million for the first six months of 2013. The decrease in noninterest income was primarily due to a decrease in service charges and fees, and gains on the sale of loans held-for-sale.

For the six months ended June 30, 2014, gains on sales of mortgage loans held-for-sale was $16,000, deferred fees on mortgage loans held-for-sale was $5,000, gains on sales of SBA loans held-for-sale was $429,000, and net gains recognized for the servicing of SBA loans held-for-sale was $47,000. For the six months ended June 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $79,000 in net gains recognized for the servicing of SBA loans. The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes SBA lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term.

Noninterest Expense

The components of noninterest expense for the six months ended June 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$4,920	$4,403	$517	11.7%
Occupancy and equipment	983	965	18	1.9%
FDIC insurance premiums	742	882	(140)	-15.9%
Foreclosed assets, net	19	(189)	208	110.1%
Data processing	658	776	(118)	-15.2%
Outside professional services	788	1,958	(1,170)	-59.8%
Collection expense and repossessed asset losses	294	1,588	(1,294)	-81.5%
Other	1,797	2,721	(924)	-34.0%
	$10,201	$13,104	$(2,903)	-22.2%

Noninterest expense decreased $2.9 million to $10.2 million for the six months ended June 30, 2014 from $13.1 million for the six months ended June 30, 2013. The decrease in noninterest expense for the first six months of 2014 compared with the first six months of 2013 primarily reflected lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger which was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

With the Company’s strengthened capital position, management expects to reduce its risk-related operating expenses, like FDIC insurance costs, accounting costs, and director & officer insurance costs, in 2014, as well as to continue at lower levels of collection expenses.

Income Tax

The Company recorded $93,000 in income tax expense for the six months ended June 30, 2014 and recorded no income tax expense for the six months ended June 30, 2013. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 43 for additional information.

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

Primary sources of funds continue to be sufficient to meet demands, and the Bank has increased contingent liquidity sources available to meet potential funding requirements. Management aggressively increased, and will continue to increase, the Bank’s higher interest-earning assets, while using cash and cash equivalents as the funding source. Consequently, the Bank’s cash and cash equivalents on hand have decreased. The average balance of cash and cash equivalents has decreased to $80.8 million during the six months ended June 30, 2014, and will continue to decrease through the end of the year. As of June 30, 2014 and December 31, 2013, the Company had additional borrowing capacity of $16.9 million and $5.0 million, respectively, with the FHLB. The Company had renewed borrowing capacity with the FRB, as of June 30, 2014, with the ability to borrow up to approximately $34.9 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the FRB, and $10.0 million of daylight overdraft capacity. Additionally, as of June 30, 2014, the Company added liquidity through a new $10.0 million line of credit for repurchase and reverse repurchase transactions, and a new $5.0 million line of credit, both with a private financial institution. As of June 30, 2014, the Bank has not borrowed against any of its new contingent liquidity sources. Unpledged investment securities were approximately $80.1 million and $26.9 million as of June 30, 2014 and December 31, 2013, respectively. The Company also utilizes a non-brokered internet certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the first half of 2014, the Bank had deposits from this service of $7.2 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s reverse repurchase agreements which total $66.3 million at June 30, 2014 have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $51.3 million of the $66.3 million of the reverse repurchase agreements, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at June 30, 2014. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During the first six months of 2014, cash and cash equivalents decreased $81.5 million from $114.2 million as of December 31, 2013 to $32.7 million as of June 30, 2014 as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. Cash of $1.3 million, $52.4 million, and $27.8 million was used in operating activities, investing activities, and financing activities, respectively. Primary sources of cash were from repayment of warehouse loans held-for-investment of $177.6 million, proceeds from FHLB advances of $15.0 million, proceeds from maturities and payments of investment securities of $10.7 million, proceeds from the sale of securities available-for-sale of $6.3 million, and proceeds from the sale of loans held-for-sale of $5.0 million. Primary uses of cash included funding of warehouse loans held-for-investment of $179.4 million, the purchase of portfolio loans of $32.5 million, the purchase of securities available-for-sale of $32.3 million, the repayment of reverse repurchase agreements of $26.5 million, net decreases in deposits of $16.2 million, and the origination of loans held-for-sale of $6.3 million.

During the first six months of 2013, cash and cash equivalents increased $10.1 million from $67.8 million as of December 31, 2012 to $77.9 million as of June 30, 2013 as part of the Bank’s strategy, at the time, to strengthen its overall liquidity position. Cash from operating activities of $3.1 million and cash from investing activities of $29.6 million was more than cash used in financing activities of $22.6 million. Primary sources of cash were from repayment of warehouse loans held-for-investment of $577.6 million, net decreases in portfolio loans of $23.4 million, proceeds from maturities and payments of securities available-for-sale of $18.0 million and proceeds from the sale of loans held-for-sale of $7.4 million. Primary uses of cash included funding of warehouse loans held-for-investment of $569.8 million, purchases of securities available-for-sale of $25.6 million, and repayment of FHLB advances of $25.0 million.

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

				Net Present Value as a Percentage of Present Value of Assets (PVA) (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)

As of June 30, 2014:
+300	$44,542	$(24,499)	-35.5%	6.75%	(283)	$17,538	$(1,412)	-7.4%
+200	52,723	(16,318)	-23.6%	7.75%	(183)	18,008	(941)	-5.0%
+100	61,909	(7,132)	-10.3%	8.83%	(75)	18,479	(471)	-2.5%
0	69,041	-	-	9.58%	-	18,949	-	-
-100	68,641	(400)	-0.6%	9.33%	(26)	18,695	(254)	-1.3%

As of December 31, 2013:
+300	$53,411	$(18,980)	-26.2%	7.71%	(192)	$18,600	$(78)	-0.4%
+200	59,606	(12,785)	-17.7%	8.38%	(125)	18,626	(52)	-0.3%
+100	67,304	(5,087)	-7.0%	9.20%	(43)	18,652	(26)	-0.1%
0	72,391	-	-	9.63%	-	18,678	-	-
-100	74,408	2,017	2.8%	9.69%	6	18,550	(128)	-0.7%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	PVA represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s greatest risk is a positive change in interest rates, which would decrease net interest income at a greater rate than a negative change in interest rates. Additionally, in an upward rate environment the Company’s net present value of cash flows would decline, and the decline would exceed the decline in a downward rate environment. This is due to several factors including, but not limited to, the decreasing asset base, the average life of assets being extended in comparison to the average life of liabilities, as a decrease in the prepayment speed of one- to four-family residential and home equity loans would likely occur. The Company’s exposure to interest risk will continue to be at an elevated level as long as interest rates remain low, which magnifies the impact of the cost of the Company’s long term debt along with an overall decline in interest-earning assets.

The increase in liability sensitivity at the end of the first quarter reflects a revision in management’s assumptions for increasing non-maturity rates to maintain and grow deposits now that the Company has returned to growth mode. Overall, the Company’s sensitivity remains modest. The change in the net present value of cash flows as of June 30, 2014 as compared to December 31, 2013 is attributable to the decrease in long-term treasury rates, which results in increased estimated prepayment speeds of one- to four-family residential and home equity loans. The 10-year treasury rate as of June 30, 2014 and December 31, 2013 was 2.53% and 3.04%, respectively.

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

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: August 13, 2014	By:	/s/ John K. Stephens, Jr..

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ John C. Lent.

John C. Lent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

