Form 10-Q
period 2014-09-30
Atlantic Coast Financial CORP
filed 2014-11-13
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of November 3, 2014 was 15,509,061 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$6,934	$2,889
Short-term interest-earning deposits	17,977	111,305
Total cash and cash equivalents	24,911	114,194
Investment securities:
Securities available-for-sale	166,076	159,732
Securities held-to-maturity	18,334	19,266
Total investment securities	184,410	178,998
Portfolio loans, net of allowance of $7,247 in 2014 and $6,946 in 2013	423,545	371,956
Other loans:
Held-for-sale	7,194	1,656
Warehouse loans held-for-investment	26,976	20,523
Total other loans	34,170	22,179
Federal Home Loan Bank stock, at cost	6,707	5,879
Land, premises and equipment, net	14,497	14,253
Bank owned life insurance	16,471	16,143
Other real estate owned	5,285	5,225
Accrued interest receivable	1,938	1,826
Other assets	2,006	2,980
Total assets	$713,940	$733,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$42,175	$34,782
Interest-bearing demand	66,744	68,954
Savings and money market	170,571	172,552
Time	158,940	183,810
Total deposits	438,430	460,098
Securities sold under agreements to repurchase	66,300	92,800
Federal Home Loan Bank advances	134,333	110,000
Accrued expenses and other liabilities	4,392	5,210
Total liabilities	643,455	668,108

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at September 30, 2014 and December 31, 2013	155	155
Additional paid-in capital	100,624	100,794
Common stock held by:
Employee stock ownership plan shares of 77,844 at September 30, 2014 and 81,437 at December 31, 2013	(1,691)	(1,769)
Benefit plans	(303)	(317)
Retained deficit	(24,895)	(25,779)
Accumulated other comprehensive income (loss)	(3,405)	(7,559)
Total stockholders’ equity	70,485	65,525
Total liabilities and stockholders’ equity	$713,940	$733,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$6,160	$6,287	$17,940	$19,960
Securities and interest-earning deposits in other financial institutions	957	728	3,033	1,976
Total interest and dividend income	7,117	7,015	20,973	21,936
Interest expense:
Deposits	601	825	1,892	2,574
Securities sold under agreements to repurchase	836	1,209	2,638	3,587
Federal Home Loan Bank advances	1,157	1,157	3,436	3,435
Total interest expense	2,594	3,191	7,966	9,596
Net interest income	4,523	3,824	13,007	12,340
Provision for portfolio loan losses	266	1,286	1,066	3,739
Net interest income after provision for portfolio loan losses	4,257	2,538	11,941	8,601

Noninterest income:
Service charges and fees	759	770	2,076	2,267
Gain on sale of loans held-for-sale	238	99	731	732
Gain on sale of securities available-for-sale (includes $75 and $82 of accumulated other comprehensive income reclassifications for unrealized net gains for the three and nine months ended September 30, 2014, respectively)	75	-	82	-
Bank owned life insurance earnings	118	91	327	288
Interchange fees	388	384	1,149	1,183
Other	233	215	487	537
Total noninterest income	1,811	1,559	4,852	5,007

Noninterest expense:
Compensation and benefits	2,771	1,927	7,691	6,330
Occupancy and equipment	493	484	1,476	1,449
Federal Deposit Insurance Corporation insurance premiums	232	388	974	1,270
Foreclosed assets, net	15	126	34	(63)
Data processing	378	350	1,036	1,126
Outside professional services	386	311	1,174	2,269
Collection expense and repossessed asset losses	130	417	424	2,005
Other	1,053	1,023	2,850	3,744
Total noninterest expense	5,458	5,026	15,659	18,130

Income (loss) before income tax expense	610	(929)	1,134	(4,522)
Income tax expense	157	-	250	-
Net income (loss)	$453	$(929)	$884	$(4,522)

Earnings (loss) per common share:
Basic	$0.03	$(0.38)	$0.06	$(1.81)
Diluted	$0.03	$(0.38)	$0.06	$(1.81)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$453	$(929)	$884	$(4,522)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(271)	(373)	4,236	(5,900)
Less reclassification adjustments for (gains) losses recognized in income	(75)	-	(82)	-
Net unrealized gains (losses)	(346)	(373)	4,154	(5,900)
Income tax effect	-	-	-	-
Net of tax effect	(346)	(373)	4,154	(5,900)

Total other comprehensive income (loss)	(346)	(373)	4,154	(5,900)

Comprehensive income (loss)	$107	$(1,302)	$5,038	$(10,422)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

For the nine months ended September 30, 2014:

Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)	-	-	-	-	(112)
Employee stock ownership plan shares earned, 2,395 shares	-	(63)	78	-	-	-	15
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	17	-	-	-	-	17
Distribution from Rabbi Trust	-	(14)	-	14	-	-	-
Net income	-	-	-	-	884	-	884
Other comprehensive income	-	-	-	-	-	4,154	4,154
Balance at September 30, 2014	$155	$100,624	$(1,691)	$(303)	$(24,895)	$(3,405)	$70,485

For the nine months ended September 30, 2013:

Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$40,260
Employee stock ownership plan shares earned, 3,593 shares	-	(63)	78	-	-	-	15
Management restricted stock expense	-	3	-	-	-	-	3
Stock options expense	-	19	-	-	-	-	19
Distribution from Rabbi Trust	-	(17)	-	17	-	-	-
Net loss	-	-	-	-	(4,522)	-	(4,522)
Other comprehensive loss	-	-	-	-	-	(5,900)	(5,900)
Balance at September 30, 2013	$26	$56,074	$(1,795)	$(321)	$(18,895)	$(5,214)	$29,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$884	$(4,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for portfolio loan losses	1,066	3,739
Gain on sale of portfolio loans	(114)	-
Gain on sale of loans held-for-sale	(731)	(732)
Originations of loans held-for-sale	(10,979)	(5,885)
Proceeds from sales of loans held-for-sale	8,760	9,623
Foreclosed assets, net	34	(63)
Gain on sale of securities available-for-sale	(82)	-
Employee stock ownership plan compensation expense	15	15
Share-based compensation expense	19	22
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(531)	1,099
Depreciation expense	466	485
Net change in cash surrender value of bank owned life insurance	(328)	(288)
Net change in accrued interest receivable	(112)	202
Net change in other assets	974	1,352
Net change in accrued expenses and other liabilities	(818)	597
Net cash provided by (used in) operating activities	(1,477)	5,644

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	16,764	25,996
Proceeds from sales of securities available-for-sale	25,241	-
Purchase of securities available-for-sale	(44,039)	(31,592)
Purchase of securities held-for-maturity	-	(19,496)
Funding of warehouse loans held-for-investment	(283,932)	(734,358)
Proceeds from repayments of warehouse loans held-for-investment	277,479	781,672
Purchase of portfolio loans	(50,257)	-
Proceeds from sales of portfolio loans	475	-
Net change in portfolio loans	(4,369)	27,453
Expenditures on premises and equipment	(710)	(94)
Proceeds from sale of other real estate owned	317	6,867
Purchase of Federal Home Loan Bank stock	(1,770)	-
Redemption of Federal Home Loan Bank stock	942	1,381
Net cash provided by (used in) investing activities	(63,859)	57,829

Cash flows from financing activities:
Net change in deposits	(21,668)	(23,717)
Repayment of securities sold under agreements to repurchase	(26,500)	-
Proceeds from Federal Home Loan Bank advances	55,000	-
Repayment of Federal Home Loan Bank advances	(30,667)	(25,000)
Additional cost associated with the issuance of common stock in a public offering in 2013	(112)	-
Net cash used in financing activities	(23,947)	(48,717)

Net increase (decrease) in cash and cash equivalents	(89,283)	14,756
Cash and cash equivalents, beginning of period	114,194	67,828
Cash and cash equivalents, end of period	$24,911	$82,584

Supplemental disclosures of cash flow information:
Interest paid	$8,274	$9,613
Income taxes paid	$394	$-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$411	$10,211
Loans transferred to held-for-sale	$2,588	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the Financial Statements) and these notes to condensed consolidated financial statements (these Notes) include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” are used interchangeably throughout this Quarterly Report on Form 10-Q (this Report). The accompanying condensed consolidated balance sheet as of December 31, 2013, which was derived from our audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The 2013 Atlantic Coast Financial Corporation consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 10-K), should be read in conjunction with these statements.

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income (loss), the balance of retained earnings, or stockholders’ equity as previously reported.

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on experience and available information that affect the amounts reported in the Financial Statements and these Notes, and actual results could differ materially from these estimates. Estimates associated with the allowance for portfolio loan losses (the allowance), realization of deferred tax assets, and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

Impact of Certain Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14). ASU 2014-14 requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The guidance in this standard may be applied using either a prospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, a reporting entity must apply the same method of transition as elected under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Company is currently in the process of evaluating the impact of adopting this standard on the Company’s financial statements and results of operations, as well as evaluating which transition method will be applied upon adoption.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 1. BASIS OF PRESENTATION (continued)

Impact of Certain Accounting Pronouncements (continued)

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings and requires separate secured borrowing accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. Additionally, ASU 2014-11 requires disclosure of information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and disclosure of the types of collateral pledged in such transactions. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard is not expected to result in additional disclosures, or have any material impact on the Company’s financial statements or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact of adopting this standard on the Company’s financial statements and results of operations, as well as evaluating which transition method will be applied upon adoption.

In January 2014, the FASB issued ASU 2014-04, which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when an in-substance repossession or foreclosure has occurred. Additionally, ASU 2014-04 requires both interim and annual disclosure of properties that are in the process of foreclosure. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard will result in additional disclosures, but is not expected to have any material impact on the Company’s financial statements or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryover, a similar tax loss, or a tax credit carryover, with specified exceptions. The Company adopted this standard for the first quarter of 2014, with no material impact on the Company’s financial statements or results of operations.

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

On December 27, 2013, the Company completed the sale of approximately $13.2 million of its nonperforming assets to real estate investment firms for a combined purchase price of $6.9 million. The sale included nonaccrual loans with a carrying value of $10.6 million and other real estate owned (OREO) with a carrying value of $2.6 million.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

Transactions Involving Certain Members of the Board of Directors

Certain of the Company’s directors purchased securities in the Company’s December 2013 public offering of common stock. The following table provides information regarding securities purchased in material transactions:

Name	Number and Type of Securities	Aggregate Purchase Price

Bhanu Choudhrie	1,289,077 shares of common stock	$4,834,039
Jay S. Sidhu	80,000 shares of common stock	$300,000

Transaction between Atlantic Coast Bank and Customers Bank

On March 26, 2014, the Bank purchased $16.2 million of one- to four-family mortgages, comprised entirely of loans within our market, from Customers Bank for $16.5 million, at a premium of 1.75%. Messrs. Sidhu and Choudhrie are directors of Customers Bancorp, Inc., the parent company of Customers Bank. Mr. Sidhu is also the Chairman and Chief Executive Officer of Customers Bancorp, Inc. This loan purchase transaction was in the ordinary course of the Company’s business, made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners, and did not involve more than a normal risk or present other unfavorable features.

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this note and Note 5 of these Notes) have been categorized based upon the fair value hierarchy described below:

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,632	$-	$4,632	$-
State and municipal	6,602	-	6,602	-
Mortgage-backed securities – residential	143,817	-	143,817	-
Collateralized mortgage obligations – U.S. Government	11,025	-	11,025	-
Total	$166,076	$-	$166,076	$-

December 31, 2013
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,318	$-	$4,318	$-
State and municipal	972	-	972	-
Mortgage-backed securities – residential	130,914	-	130,914	-
Collateralized mortgage obligations – U.S. Government	23,528	-	23,528	-
Total	$159,732	$-	$159,732	$-

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

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2014
Assets:
Other real estate owned	$5,285	$-	$-	$5,285

December 31, 2013
Assets:
Other real estate owned	$5,225	$-	$-	$5,225

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of September 30, 2014 and December 31, 2013 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

September 30, 2014
Assets:
Other real estate owned	$5,285	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 44.2% (13.0%) 10.0% (10.0%)

December 31, 2013
Assets:
Other real estate owned	$5,225	Broker price opinions, appraisal of collateral (2) (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.4% (26.6%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. There were no write-downs on OREO for the three months ended September 30, 2014. Write-downs on OREO for the nine months ended September 30, 2014 were $13,000, and write-downs on OREO for the three and nine months ended September 30, 2013 were $11,000 and $150,000, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of September 30, 2014 and December 31, 2013 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2014
Assets:
Cash and due from financial institutions	$6,934	$6,934	$6,934	$-	$-
Short-term interest-earning deposits	17,977	17,977	17,977	-	-
Securities held-to-maturity	18,334	18,307	-	18,307	-
Portfolio loans, net	423,545	452,648	-	452,648	-
Loans held-for-sale	7,194	7,771	-	7,771	-
Warehouse loans held-for-investment	26,976	26,976	-	26,976	-
Federal Home Loan Bank stock, at cost	6,707	6,707	-	-	6,707
Accrued interest receivable	1,938	1,938	-	1,938	-
Liabilities:
Deposits	438,430	438,672	-	438,672	-
Securities sold under agreements to repurchase	66,300	72,995	-	72,995	-
Federal Home Loan Bank advances	134,333	142,074	-	142,074	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	798	798	-	798	-

December 31, 2013
Assets:
Cash and due from financial institutions	$2,889	$2,889	$2,889	$-	$-
Short-term interest-earning deposits	111,305	111,305	111,305	-	-
Securities held-to-maturity	19,266	19,258	-	19,258	-
Portfolio loans, net	371,956	382,762	-	382,762	-
Loans held-for-sale	1,656	1,869	-	1,869	-
Warehouse loans held-for-investment	20,523	20,523	-	20,523	-
Federal Home Loan Bank stock, at cost	5,879	5,879	-	-	5,879
Accrued interest receivable	1,826	1,826	-	1,826	-
Liabilities:
Deposits	460,098	460,432	-	460,432	-
Securities sold under agreements to repurchase	92,800	101,949	-	101,949	-
Federal Home Loan Bank advances	110,000	120,494	-	120,494	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	1,107	1,107	-	1,107	-

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on market prices of similar securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third-party originators (warehouse loans held-for-investment), due to the rapid repayment of the loans (generally less than 30 days). Fair value of the Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase (repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of September 30, 2014.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of September 30, 2014 and December 31, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

September 30, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(368)	$4,632	$4,632
State and municipal	6,607	8	(13)	6,602	6,602
Mortgage-backed securities – residential	146,429	18	(2,630)	143,817	143,817
Collateralized mortgage obligations – U.S. Government	11,445	-	(420)	11,025	11,025
Total securities available-for-sale	169,481	26	(3,431)	166,076	166,076
Securities held-to-maturity (1):
Mortgage-backed securities – residential	18,334	-	(27)	18,307	18,334
Total securities held-to-maturity	18,334	-	(27)	18,307	18,334
Total investment securities	$187,815	$26	$(3,458)	$184,383	$184,410

December 31, 2013
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(682)	$4,318	$4,318
State and municipal	942	30	-	972	972
Mortgage-backed securities – residential	137,018	115	(6,219)	130,914	130,914
Collateralized mortgage obligations – U.S. Government	24,331	27	(830)	23,528	23,528
Total securities available-for-sale	167,291	172	(7,731)	159,732	159,732
Securities held-to-maturity (1):
Mortgage-backed securities – residential	19,266	-	(8)	19,258	19,266
Total securities held-to-maturity	19,266	-	(8)	19,258	19,266
Total investment securities	$186,557	$172	$(7,739)	$178,990	$178,998

(1)	Investment securities held-to-maturity are carried at amortized cost.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of September 30, 2014, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	-	-
Due from more than five to ten years	4,780	4,767
Due after ten years	1,827	1,835
U.S. Government-sponsored enterprises	5,000	4,632
Mortgage-backed securities – residential (1)	164,763	162,124
Collateralized mortgage obligations – U.S. Government	11,445	11,025
	$187,815	$184,383

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of September 30, 2014 and December 31, 2013, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2014
U.S. Government-sponsored enterprises	$-	$-	$4,632	$(368)	$4,632	$(368)
State and municipal	3,236	(13)	-	-	3,236	(13)
Mortgage-backed securities – residential (1)	61,117	(249)	91,322	(2,408)	152,439	(2,657)
Collateralized mortgage obligations – U.S. Government	-	-	11,025	(420)	11,025	(420)
	$64,353	$(262)	$106,979	$(3,196)	$171,332	$(3,458)

December 31, 2013
U.S. Government – sponsored enterprises	$4,318	$(682)	$-	$-	$4,318	$(682)
State and municipal	-	-	-	-	-	-
Mortgage-backed securities – residential (1)	95,746	(3,042)	51,531	(3,186)	147,277	(6,228)
Collateralized mortgage obligations – U.S. Government	13,009	(537)	8,204	(292)	21,213	(829)
	$113,073	$(4,261)	$59,735	$(3,478)	$172,808	$(7,739)

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

The decrease in unrealized losses as of September 30, 2014 is due to a decrease in interest rates, which started early in January 2014 and continued through the end of the third quarter of 2014. The 10-year treasury rate as of September 30, 2014 and December 31, 2013 was 2.52% and 3.04%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

As of September 30, 2014, the Company’s security portfolio consisted of 45 securities available-for-sale, 37 of which were in an unrealized loss position, and 2 securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations, as discussed below.

As of September 30, 2014, $177.8 million, or approximately 96.4% of the debt securities held by the Company, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2014. During the three and nine months ended September 30, 2014 and 2013, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $24.6 million and $41.0 million for the three and nine months ended September 30, 2014, respectively. Proceeds from sales, payments, maturities and calls of securities available-for-sale were $8.0 million and $26.0 million for the three and nine months ended September 30, 2013, respectively. Gross gains of $202,000 and $227,000 were realized during the three and nine months ended September 30, 2014, respectively. Gross losses of $127,000 and $145,000 were realized during the three and nine months ended September 30, 2014, respectively. No gross gains or losses were realized during either of the three and nine months ended September 30, 2013, respectively. Gains and losses on sales of securities are recorded on the settlement date, which is not materially different from the trade date, and determined using the specific identification method.

Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.4 million and $1.0 million for the three and nine months ended September 30, 2014. There were no proceeds from payments, maturities, and calls of securities held-to-maturity for the three and nine months ended September 30, 2013. The Company did not sell investment securities classified as held-to-maturity during the three and nine months ended September 30, 2014 and 2013, and currently intends to hold such securities until maturity.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$221,310	52.2%	$167,455	44.9%
Commercial	51,110	12.1%	48,356	12.9%
Other (land and multi-family)	15,578	3.6%	15,790	4.2%
Total real estate loans	287,998	67.9%	231,601	62.0%

Real estate construction loans:
One- to four-family	381	0.1%	-	-%
Commercial	1,982	0.5%	2,582	0.7%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	2,363	0.6%	2,582	0.7%

Other portfolio loans:
Home equity	47,994	11.3%	52,767	14.1%
Consumer	50,383	11.9%	53,290	14.3%
Commercial	35,242	8.3%	33,029	8.9%
Total other portfolio loans	133,619	31.5%	139,086	37.3%

Total portfolio loans	423,980	100.0%	373,269	100.0%
Allowance for portfolio loan losses	(7,247)		(6,946)
Net deferred portfolio loan costs	5,120		5,441
Premiums and discounts on purchased loans, net	1,692		192
Portfolio loans, net	$423,545		$371,956

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of September 30, 2014 and December 31, 2013:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

September 30, 2014
Real estate loans:
One- to four-family	$217,057	$1,859	$482	$1,912	$4,253	$221,310
Commercial	50,389	-	-	721	721	51,110
Other (land and multi-family)	15,457	-	-	121	121	15,578
Total real estate loans	282,903	1,859	482	2,754	5,095	287,998

Real estate construction loans:
One- to four-family	381	-	-	-	-	381
Commercial	1,982	-	-	-	-	1,982
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	2,363	-	-	-	-	2,363

Other portfolio loans:
Home equity	47,521	384	41	48	473	47,994
Consumer	49,735	397	91	160	648	50,383
Commercial	34,920	-	203	119	322	35,242
Total other portfolio loans	132,176	781	335	327	1,443	133,619

Total portfolio loans	$417,442	$2,640	$817	$3,081	$6,538	$423,980

December 31, 2013
Real estate loans:
One- to four-family	$162,134	$1,550	$1,289	$2,482	$5,321	$167,455
Commercial	48,272	84	-	-	84	48,356
Other (land and multi-family)	15,668	47	-	75	122	15,790
Total real estate loans	226,074	1,681	1,289	2,557	5,527	231,601

Real estate construction loans:
One- to four-family	-	-	-	-	-	-
Commercial	2,582	-	-	-	-	2,582
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	2,582	-	-	-	-	2,582

Other portfolio loans:
Home equity	51,686	639	148	294	1,081	52,767
Consumer	51,810	983	387	110	1,480	53,290
Commercial	33,016	13	-	-	13	33,029
Total other portfolio loans	136,512	1,635	535	404	2,574	139,086

Total portfolio loans	$365,168	$3,316	$1,824	$2,961	$8,101	$373,269

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of September 30, 2014 and December 31, 2013 were $4.1 million and $3.4 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of September 30, 2014 and December 31, 2013. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of September 30, 2014 and December 31, 2013:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

September 30, 2014
Real estate loans:
One- to four-family	$219,063	$2,247	$221,310
Commercial	50,514	721	51,110
Other (land and multi-family)	15,457	121	15,578
Total real estate loans	285,034	3,089	287,998

Real estate construction loans:
One- to four-family	381	-	381
Commercial	1,982	-	1,982
Acquisition and development	-	-	-
Total real estate construction loans	2,363	-	2,363

Other portfolio loans:
Home equity	47,823	171	47,994
Consumer	49,882	501	50,383
Commercial	34,795	322	35,242
Total other portfolio loans	132,500	994	133,619

Total portfolio loans	$419,897	$4,083	$423,980

December 31, 2013
Real estate loans:
One- to four-family	$164,778	$2,677	$167,455
Commercial	48,356	-	48,356
Other (land and multi-family)	15,715	75	15,790
Total real estate loans	228,849	2,752	231,601

Real estate construction loans:
One- to four-family	-	-	-
Commercial	2,582	-	2,582
Acquisition and development	-	-	-
Total real estate construction loans	2,582	-	2,582

Other portfolio loans:
Home equity	52,367	400	52,767
Consumer	53,061	229	53,290
Commercial	33,029	-	33,029
Total other portfolio loans	138,457	629	139,086

Total portfolio loans	$369,888	$3,381	$373,269

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company utilizes an internal asset classification system for portfolio loans other than consumer and residential loans as a means of reporting problem and potential problem loans. Under the risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard” or “Doubtful”, which correspond to risk ratings five, six and seven, respectively. Portfolio loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated five. Substandard portfolio loans, or risk rated six, include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Portfolio loans classified as Doubtful, or risk rated seven, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Risk ratings are updated any time the facts and circumstances warrant.

The Company evaluates consumer and residential loans based on whether the loans are performing or nonperforming as well as other factors. One- to four-family residential loan balances are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. Consumer loans including automobile, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery, when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan.

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of September 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

September 30, 2014
Real estate loans:
Commercial	$48,412	$1,041	$1,657	$-	$51,110
Other (land and multi-family)	9,482	376	5,720	-	15,578
Total real estate loans	57,894	1,417	7,377	-	66,688

Real estate construction loans:
Commercial	1,982	-	-	-	1,982
Total real estate construction loans	1,982	-	-	-	1,982

Other portfolio loans:
Commercial	32,680	1,791	771	-	35,242
Total other portfolio loans	32,680	1,791	771	-	35,242

Total portfolio loans	$92,556	$3,208	$8,148	$-	$103,912

December 31, 2013
Real estate loans:
Commercial	$41,838	$2,651	$3,867	$-	$48,356
Other (land and multi-family)	9,628	392	5,770	-	15,790
Total real estate loans	51,466	3,043	9,637	-	64,146

Real estate construction loans:
Commercial	2,582	-	-	-	2,582
Total real estate construction loans	2,582	-	-	-	2,582

Other portfolio loans:
Commercial	32,466	93	470	-	33,029
Total other portfolio loans	32,466	93	470	-	33,029

Total portfolio loans	$86,514	$3,136	$10,107	$-	$99,757

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. Given the rapid deterioration in the market value of residential real estate over the last several years, there is now a greater risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans. Land loans involve a greater degree of credit risk due to the lack of cash flow and reliance on borrower’s capacity and multi-family involve a greater degree of credit risk due to the reliance on the successful operation of the project. Both loan types are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Included in construction loans are Small Business Administration (SBA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Loans

•	Home equity loans and home equity lines are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, risk of loss has increased over the last several years due to deterioration of the real estate market.

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended September 30, 2014 and 2013 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2014
Real estate loans:
One- to four-family	$3,324	$(138)	$119	$242	$3,547
Commercial	875	-	9	(61)	823
Other (land and multi-family)	378	-	8	(53)	333
Total real estate loans	4,577	(138)	136	128	4,703

Real estate construction loans:
One- to four-family	-	-	-	3	3
Commercial	33	-	-	9	42
Acquisition and development	-	-	-	-	-
Total real estate construction loans	33	-	-	12	45

Other portfolio loans:
Home equity	1,104	(81)	48	(108)	963
Consumer	778	(36)	63	101	906
Commercial	402	-	4	146	552
Total other portfolio loans	2,284	(117)	115	139	2,421

Unallocated	91	-	-	(13)	78

Total	$6,985	$(255)	$251	$266	$7,247

September 30, 2013
Real estate loans:
One- to four-family	$3,722	$(523)	$147	$267	$3,613
Commercial	1,321	(736)	68	714	1,367
Other (land and multi-family)	690	-	8	(228)	470
Total real estate loans	5,733	(1,259)	223	753	5,450

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	74	-	-	(23)	51
Acquisition and development	-	-	-	-	-
Total real estate construction loans	74	-	-	(23)	51

Other portfolio loans:
Home equity	1,969	(502)	59	353	1,879
Consumer	1,457	(414)	100	271	1,414
Commercial	796	-	-	(68)	728
Total other portfolio loans	4,222	(916)	159	556	4,021

Unallocated	-	-	-	-	-

Total	$10,029	$(2,175)	$382	$1,286	$9,522

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the nine months ended September 30, 2014 and 2013 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2014
Real estate loans:
One- to four-family	$3,188	$(542)	$246	$655	$3,547
Commercial	827	(5)	21	(20)	823
Other (land and multi-family)	282	(8)	23	36	333
Total real estate loans	4,297	(555)	290	671	4,703

Real estate construction loans:
One- to four-family	-	-	-	3	3
Commercial	125	-	-	(83)	42
Acquisition and development	-	-	-	-	-
Total real estate construction loans	125	-	-	(80)	45

Other portfolio loans:
Home equity	1,046	(355)	109	163	963
Consumer	1,223	(390)	251	(178)	906
Commercial	214	(119)	4	453	552
Total other portfolio loans	2,483	(864)	364	438	2,421

Unallocated	41	-	-	37	78

Total	$6,946	$(1,419)	$654	$1,066	$7,247

September 30, 2013
Real estate loans:
One- to four-family	$4,166	$(1,912)	$761	$598	$3,613
Commercial	958	(1,572)	-	1,981	1,367
Other (land and multi-family)	986	(144)	44	(416)	470
Total real estate loans	6,110	(3,628)	805	2,163	5,450

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	50	(207)	-	208	51
Acquisition and development	-	-	-	-	-
Total real estate construction loans	50	(207)	-	208	51

Other portfolio loans:
Home equity	2,636	(1,474)	383	334	1,879
Consumer	1,448	(1,152)	220	898	1,414
Commercial	645	(131)	78	136	728
Total other portfolio loans	4,729	(2,757)	681	1,368	4,021

Unallocated	-	-	-	-	-

Total	$10,889	$(6,592)	$1,486	$3,739	$9,522

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of September 30, 2014:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,221	$2,326	$3,547
Commercial	288	535	823
Other (land and multi-family)	121	212	333
Total real estate loans	1,630	3,073	4,703

Real estate construction loans:
One- to four-family	-	3	3
Commercial	-	42	42
Acquisition and development	-	-	-
Total real estate construction loans	-	45	45

Other portfolio loans:
Home equity	448	515	963
Consumer	161	745	906
Commercial	7	545	552
Total other portfolio loans	616	1,805	2,421

Unallocated	-	78	78

Total ending allowance for portfolio loan losses balance	$2,246	$5,001	$7,247

Portfolio loans:
Real estate loans:
One- to four-family	$8,584	$212,726	$221,310
Commercial	6,367	44,743	51,110
Other (land and multi-family)	7,296	8,282	15,578
Total real estate loans	22,247	265,751	287,998

Real estate construction loans:
One- to four-family	-	381	381
Commercial	-	1,982	1,982
Acquisition and development	-	-	-
Total real estate construction loans	-	2,363	2,363

Other portfolio loans:
Home equity	1,648	46,346	47,994
Consumer	608	49,775	50,383
Commercial	776	34,466	35,242
Total other portfolio loans	3,032	130,587	133,619

Total ending portfolio loans balance	$25,279	$398,701	$423,980

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Portfolio loans for which concessions have been granted as a result of the borrower’s financial difficulties are considered a troubled debt restructuring (TDR). These concessions, which in general are applied to all categories of portfolio loans, may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or a combination of these or other actions intended to maximize collection. The resulting TDR impairment is included in specific reserves.

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.3 million and $0.1 million at September 30, 2014 and December 31, 2013, respectively.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR until the loan has performed for twelve months in accordance with the modified terms. TDRs classified as impaired loans as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$8,584	$6,701
Commercial	6,241	6,481
Other (land and multi-family)	7,086	6,864
Total real estate loans	21,911	20,046

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	1,648	1,141
Consumer	608	94
Commercial	657	628
Total other portfolio loans	2,913	1,863

Total TDRs classified as impaired loans	$24,824	$21,909

There were no commitments to lend additional amounts on TDRs as of September 30, 2014 and December 31, 2013.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Bank is proactive in modifying residential, home equity and consumer loans in early stage delinquency because management believes modifying the loan prior to it becoming nonperforming results in the least cost to the Bank. The Bank also modifies commercial real estate and other large commercial loans as TDRs rather than pursuing other means of collection when it believes the borrower is committed to the successful repayment of the loan and the business operations are likely to support the modified loan terms.

The following table presents information on TDRs during the nine months ended September 30, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring:
Real estate loans:
One- to four-family	23	$6,108	$6,108
Other (land and multi-family)	1	268	268
Total real estate loans	24	6,376	6,376

Other portfolio loans:
Home equity	9	937	937
Consumer	8	592	592
Commercial	2	164	164
Total other portfolio loans	19	1,693	1,693

Total troubled debt restructurings	43	$8,069	$8,069

There were six subsequent defaults on portfolio loans that were restructured as TDRs during the nine months ended September 30, 2014. The subsequent defaults included five one- to four-family residential loans with a combined recorded investment of $0.5 million and one commercial real estate loan with a recorded investment of $0.6 million.

The following table presents information on TDRs during the nine months ended September 30, 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,802	$1,802
Other (land and multi-family)	3	5,756	5,756
Total real estate loans	12	7,558	7,558

Other portfolio loans:
Home equity	5	143	143
Consumer	5	218	218
Commercial	4	302	302
Total other portfolio loans	14	663	663

Total troubled debt restructurings	26	$8,221	$8,221

There were no subsequent defaults on portfolio loans that were restructured as TDRs during the nine months ended September 30, 2013.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of September 30, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	1,180	1,180	-
Other (land and multi-family)	5,720	5,720	-
Total real estate loans	6,900	6,900	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	414	533	-
Total other portfolio loans	414	533	-

Total with no related allowance recorded	$7,314	$7,433	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$8,584	$8,584	$1,221
Commercial	5,187	5,187	288
Other (land and multi-family)	1,576	1,752	121
Total real estate loans	15,347	15,523	1,630

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,648	1,648	448
Consumer	608	608	161
Commercial	362	362	7
Total other portfolio loans	2,618	2,618	616

Total with an allowance recorded	$17,965	$18,141	$2,246

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended September 30, 2014 and 2013:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2014
Real estate loans:
One- to four-family	$9,127	$104	$-
Commercial	6,503	91	-
Other (land and multi-family)	7,317	68	-
Total real estate loans	22,947	263	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,596	17	-
Consumer	392	22	-
Commercial	823	51	-
Total other portfolio loans	2,811	90	-

Total	$25,758	$353	$-

September 30, 2013
Real estate loans:
One- to four-family	$6,596	$113	$-
Commercial	8,616	127	-
Other (land and multi-family)	7,521	4	-
Total real estate loans	22,733	244	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,760	8	-
Consumer	271	-	-
Commercial	1,447	8	-
Total other portfolio loans	3,478	16	-

Total	$26,211	$260	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the nine months ended September 30, 2014 and 2013:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2014
Real estate loans:
One- to four-family	$7,643	$297	$-
Commercial	6,424	264	-
Other (land and multi-family)	7,210	209	-
Total real estate loans	21,277	770	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	1,395	48	-
Consumer	351	31	-
Commercial	703	79	-
Total other portfolio loans	2,449	158	-

Total	$23,726	$928	$-

September 30, 2013
Real estate loans:
One- to four-family	$7,574	$254	$-
Commercial	11,679	300	-
Other (land and multi-family)	7,999	169	-
Total real estate loans	27,252	723	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	370	-	-
Acquisition and development	-	-	-
Total real estate construction loans	370	-	-

Other portfolio loans:
Home equity	2,254	51	-
Consumer	340	12	-
Commercial	1,720	30	-
Total other portfolio loans	4,314	93	-

Total	$31,936	$816	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $0.2 million and $0.1 million as of September 30, 2014 and December 31, 2013. The activity on these loans during the nine months ended September 30, 2014 and the year ended December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Beginning balance	$137	$1,563
New portfolio loans and advances on existing loans	-	-
Effect of changes in related parties	37	(1,349)
Repayments	(3)	(77)
Ending balance	$171	$137

NOTE 8. OTHER LOANS

The Company’s other loans are comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA loans held-for-sale), and warehouse loans held-for-investment. The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans held-for-investment and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. Due to the generally short duration of time the Company holds these loans, the collateral arrangements related to the loans, and other factors, management has determined that no allowance for loan losses is necessary.

During the three and nine months ended September 30, 2014, the Company internally originated approximately $2.7 million and $3.8 million of mortgage loans held-for-sale, respectively. The Company did not internally originate any mortgage loans held-for-sale during the three and nine months ended September 30, 2013. The gain recorded on sale of mortgage loans held-for-sale during the three and nine months ended September 30, 2014 was $31,000 and $47,000, respectively.

During the three and nine months ended September 30, 2014, the Company internally originated approximately $2.0 million and $7.2 million, respectively, of SBA loans held-for-sale. During the three and nine months ended September 30, 2013, the Company internally originated approximately $1.0 million and $5.9 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.2 million and $0.6 million during the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.6 million during the three and nine months ended September 30, 2013, respectively. Additionally, the Company recognized gains on the servicing of these loans of $41,000 and $88,000 during the three and nine months ended September 30, 2014, respectively, and $6,000 and $85,000 during the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2014, the Company originated approximately $104.5 million and $283.9 million, respectively, of warehouse loans held-for-investment through third parties. During the three and nine months ended September 30, 2013, the Company originated approximately $164.6 million and $734.4 million, respectively, of warehouse loans held-for-investment through third parties. As of September 30, 2014 and December 31, 2013, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days for both the three and nine months ended September 30, 2014, respectively, and 17 days and 19 days for the three and nine months ended September 30, 2013, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

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

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of September 30, 2014 and December 31, 2013, respectively. During the first quarter 2014, the Company paid off $26.5 million of maturities related to the repurchase agreements.

Under the terms of the agreements, the collateral is subject to adjustment determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $81.5 million and $115.8 million in investment securities posted as collateral for these instruments as of September 30, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the fair market value of the liability and the contractual amount of the liability increases. In the event the Company prepays the agreements prior to maturity, it must do so at fair value, which as of September 30, 2014 exceeded the book value of the individual agreements by $6.7 million.

Information concerning repurchase agreements as of and for the nine months ending September 30, 2014, and as of and for the year ended December 31, 2013 is summarized as follows:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Average daily balance	$70,011	$92,800
Weighted average coupon interest rate during the period	4.97%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	33	30

The repurchase agreements as of September 30, 2014 mature as follows:

Amount Maturing
(Dollars in Thousands)

2014 (1)	$-
2015	10,000
2016	5,000
2017	25,000
2018	26,300
Thereafter	-
Total	$66,300

(1)	Remaining maturities between October 1, 2014 and December 31, 2014.

Under the repurchase agreements, the buyer has the option to terminate individual transactions in whole the following quarter; there is no termination penalty if terminated by the buyer. There have been no early terminations.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

Under the terms of a revised repurchase agreement that the Company entered into on August 2, 2012 with the counterparty on $51.3 million in carrying amount of the repurchase transactions, the Company is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at September 30, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At September 30, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $5.1 million, which approximates the termination penalty.

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

The Company’s FHLB borrowings at September 30, 2014 and December 31, 2013 were $134.3 million and $110.0 million, respectively. The FHLB advances had a weighted-average maturity of 30 months and a weighted-average rate of 3.26% at September 30, 2014. The Company had $113.9 million in portfolio loans and $25.9 million in investment securities posted as collateral for these advances as of September 30, 2014.

Information concerning amounts borrowed from the FHLB during 2014 is summarized as follows:

Grant Date	Maturity Date	Original Principal Balance	Remaining Principal Balance (as of September 30, 2014)	Interest Rate
		(Dollars in Thousands)

June 20, 2014	July 21, 2014	$5,000	$-	0.20%
June 20, 2014	June 20, 2017	5,000	4,583	0.73
June 20, 2014	June 20, 2019	5,000	4,750	1.27
July 10, 2014	July 10, 2015	10,000	10,000	0.36
July 21, 2014	August 21, 2014	5,000	-	0.22
August 21, 2014	September 21, 2014	5,000	-	0.20
August 26, 2014	August 26, 2016	10,000	10,000	2.32
August 26, 2014	August 28, 2017	10,000	10,000	2.87
September 21, 2014	October 22, 2014	5,000	5,000	0.16

During the three months ended September 30, 2014, the Company paid off $45.7 million of the FHLB borrowings, including $25.7 million that had been borrowed during 2014. Included in the $25.7 million is a pay-off, on July 18, 2014, of the Company’s original $10.0 million balance on its revolving line of credit (granted on July 10, 2014 with the FHLB). On September 29, 2014, the Company again borrowed $10.0 million against the line of credit, resulting in the $10.0 million balance as of September 30, 2014. As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the advances granted on August 26, 2014.

The Bank’s remaining borrowing capacity with the FHLB is $5.5 million at September 30, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of September 30, 2014, fair value exceeded the book value of the individual advances by $7.7 million, which was partially collateralized by portfolio loans and investment securities (included in the $113.9 million and $25.9 million discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $69.4 million as of September 30, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

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

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL, position recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, in 2013, the Company wrote off approximately $46.3 million of federal net operating loss carryover and $72.3 million of state net operating loss carryover, all of which had been previously reserved for with a valuation allowance.

During the third quarter of 2014, the Company wrote off $5.5 million of federal and state net operating loss carryovers, all of which had been previously reserved for with a valuation allowance. As of September 30, 2014 and December 31, 2013, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $11.6 million and $17.5 million, respectively, and were primarily comprised of future tax benefits associated with the allowance for portfolio loan losses and net operating loss carryover. The deferred tax asset was also comprised of future tax benefits associated with the net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Income tax expense (benefit) for the nine months ending September 30, 2014 and 2013 was as follows:

	Nine months ending September 30,
	2014	2013
	(Dollars in Thousands)

Income (loss) before income tax expense	$1,134	$(4,522)
Effective tax rate	22.0%	40.0%
Income tax expense (benefit)	250	(1,809)
Increase in valuation allowance – federal	-	1,633
Increase in valuation allowance – state	-	176
Income tax expense	$250	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

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

The following table summarizes the basic and diluted earnings (loss) per common share computation for the three and nine months ended September 30, 2014 and 2013:

	Three months ending September 30,		Nine months ending September 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Share Information)

Basic:
Net income (loss)	$453	$(929)	$884	$(4,522)
Weighted average common shares outstanding	15,508,969	2,628,969	15,508,969	2,628,969
Less: average unallocated employee stock ownership plan shares	(81,437)	(86,227)	(81,437)	(86,227)
Less: average director’s deferred compensation shares	(35,035)	(37,361)	(35,405)	(37,735)
Less: average unvested restricted stock awards	(274)	(548)	(455)	(727)
Weighted average common shares outstanding, as adjusted	15,392,223	2,504,833	15,391,672	2,504,280
Basic earnings (loss) per common share	$0.03	$(0.38)	$0.06	$(1.81)

Diluted:
Net income (loss)	$453	$(929)	$884	$(4,522)
Weighted average common shares outstanding, as adjusted (from above)	15,392,223	2,504,833	15,391,672	2,504,280
Add: dilutive effects of assumed exercise of stock options	-	-	-	-
Add: dilutive effects of full vesting of stock awards	-	-	-	-
Weighted average dilutive shares outstanding	15,392,223	2,504,833	15,391,672	2,504,280
Diluted earnings (loss) per common share	$0.03	$(0.38)	$0.06	$(1.81)

During the three and nine months ended September 30, 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share. Due to a reported loss during the three and nine months ended September 30, 2013, there was no dilutive effect of stock options or stock awards and, therefore, were not considered in computing diluted weighted average common shares.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 13. REGULATORY SUPERVISION

On August 10, 2012, the Board of Directors of the Bank agreed to a Consent Order (the Order) with its primary regulator, the Office of the Comptroller of the Currency (the OCC). The Order does not affect the Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and Federal Deposit Insurance Corporation (the FDIC) deposit insurance coverage are unaffected. The Order provides, among other things, that:

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Bank’s actual and required capital levels and ratios as of September 30, 2014 and December 31, 2013 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action		Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
September 30, 2014
Total capital (to risk weighted assets)	$78.6	17.83%	$44.1	10.00%	$57.3	13.00%
Tier 1 (core) capital (to risk weighted assets)	73.1	16.58%	26.5	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	73.1	10.17%	35.9	5.00%	64.7	9.00%

December 31, 2013
Total capital (to risk weighted assets)	$77.0	20.47%	$37.6	10.00%	$48.9	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.3	19.22%	22.6	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.3	9.73%	37.1	5.00%	66.9	9.00%

The Bank’s capital classification under the PCA rules and the terms of the Order as of September 30, 2014 was well-capitalized.

The Company remains subject to the Supervisory Agreement with the Federal Reserve Board (the FRB), which provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written FRB approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the FRB; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; and (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (this MD&A) is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements (unaudited) and accompanying Notes of Atlantic Coast Financial Corporation (the Company) appearing elsewhere in this Quarterly Report on Form 10-Q (this Report). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014 (the 2013 10-K).

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements concerning the Company, and Atlantic Coast Bank (the Bank), that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•	our ability to comply with the requirements of agreements with and orders from our regulators;

•	our ability to respond to changes in the legislative or regulatory environment and governmental initiatives affecting the banking and financial services industry and to comply with and remain abreast of recently enacted, modified or proposed federal, state and local laws, regulations and rules;

•	local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including, but not limited to, the allowance for portfolio loan losses;

•	changes in the financial performance or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other credit agreements, and the impact of such changes on our levels of nonperforming assets;

•	changes in sources and uses of funds, including loans, deposits and borrowings, including our ability to retain and grow core deposits, and maintain unsecured federal funds lines and secured lines of credit with correspondent banks;

•	changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	The concentration of our loan portfolio in real estate based loans and the geographic concentration of those loans secured by one- to four-family residential real estate despite weakness in the real estate market

•	the Bank’s ability to receive regulatory approval to declare and pay dividends to the Company; and

•	our ability to successfully implement changes in accounting policies, rules and practices.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in the 2013 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in the 2013 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.

General Description of Business

The principal business of the Company and the Bank consists of attracting retail deposits from the general public and investing those funds primarily in first mortgages on owner-occupied, one- to four-family residences, and home equity loans for retention in our loan portfolio, loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans held-for-investment), and, to a lesser extent, automobile and other consumer loans originated for retention in our loan portfolio. In addition, we increasingly focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and brokers. The Company sells the guaranteed portion of loans originated through SBA lending, rather than hold the loans in portfolio. The Company also originates multi-family residential loans and commercial construction and residential construction loans, but no longer emphasizes the origination of such loans unless they are connected with SBA lending. The Company also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Consent Order (the Order) entered into with the Office of the Comptroller of the Currency (the OCC) on August 10, 2012, interest rates paid on deposits are limited and subject to national rates published weekly by the Federal Deposit Insurance Corporation (FDIC). Deposits are primarily solicited in the Bank’s market area of the Jacksonville, Florida metropolitan area and southeastern Georgia to fund loan demand or other liquidity needs.

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

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, but without limitation, changes in interest rates, performance of the economy, financial condition of borrowers and laws and regulations. Management believes that its critical accounting policies include: (i) determining the allowance for portfolio loan losses (the allowance) and the provision for portfolio loan losses (provision expense); (ii) measuring for impairment in troubled debt restructurings (TDR); (iii) determining fair value of investment securities; (iv) determining fair value of OREO; and (v) accounting for deferred income taxes.

There have been no material updates to these accounting policies during the first nine months of 2014, other than the update regarding the Company’s deferred tax assets and associated valuation allowance, which is discussed below. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 10-K.

Deferred Income Taxes

During the third quarter of 2014, the Company wrote off $5.5 million of federal and state net operating loss carryovers, all of which had been previously reserved for with a valuation allowance. As of September 30, 2014, the Company had federal and state deferred tax assets which, prior to a valuation allowance, totaled $12.0 million. The Company believes a full valuation allowance continues to be required for the federal and state deferred tax assets.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General

Total assets decreased $19.7 million, or 2.7%, to $713.9 million at September 30, 2014 as compared to $733.6 million at December 31, 2013. The primary reason for the decrease in assets was a planned reduction in certificates of deposit of $24.9 million, as well as the repayment of $26.5 million of securities sold under agreements to repurchase (repurchase agreements), partially offset by an increase in Federal Home Loan Bank (FHLB) advances of $24.3 million and stockholders’ equity of $5.0 million as discussed below. Cash and cash equivalents decreased $89.3 million, while net portfolio loans increased $51.6 million, other loans increased $12.0 million, and investment securities increased $5.4 million. Total deposits decreased $21.7 million, or 4.7%, to $438.4 million at September 30, 2014 from $460.1 million at December 31, 2013. Noninterest-bearing demand accounts increased $7.4 million, while interest-bearing demand accounts decreased $2.2 million, savings and money market accounts decreased by $2.0 million, and time deposits decreased by a total of $24.9 million during the nine months ended September 30, 2014. Total borrowings decreased by $2.2 million to $200.6 million at September 30, 2014 from $202.8 million at December 31, 2013 due to the aforementioned repayment of repurchase agreements, which matured during the first quarter of 2014, partially offset by the aforementioned increase in FHLB advances in the second and third quarters of 2014. Stockholders’ equity increased by $5.0 million to $70.5 million at September 30, 2014 from $65.5 million at December 31, 2013, due to net income of $0.9 million for the nine months ended September 30, 2014 and an increase in other comprehensive income (loss) of $4.1 million for the same time period.

Following are the summarized comparative balance sheets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,	Increase / (Decrease)
	2014	2013	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$24,911	$114,194	$(89,283)	(78.2)%
Investment securities (available-for-sale and held-to-maturity)	184,410	178,998	5,412	3.0%
Portfolio loans	430,792	378,902	51,890	13.7%
Allowance for portfolio loan losses	7,247	6,946	301	4.3%
Portfolio loans, net	423,545	371,956	51,589	13.9%
Other loans (held-for-sale and warehouse loans held-for-investment)	34,170	22,179	11,991	54.1%
Other Assets	46,904	46,306	598	1.3%
Total assets	$713,940	$733,633	$(19,693)	(2.7)%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$42,175	$34,782	$7,393	21.3%
Interest-bearing demand	66,744	68,954	(2,210)	(3.2)%
Savings and money market	170,571	172,552	(1,981)	(1.1)%
Time	158,940	183,810	(24,870)	(13.5)%
Total deposits	438,430	460,098	(21,668)	(4.7)%
Securities sold under agreements to repurchase	66,300	92,800	(26,500)	(28.6)%
Federal Home Loan Bank advances	134,333	110,000	24,333	22.1%
Accrued expenses and other liabilities	4,392	5,210	(818)	(15.7)%
Total liabilities	643,455	668,108	(24,653)	(3.7)%
Total stockholders’ equity	70,485	65,525	4,960	7.6%
Total liabilities and stockholders’ equity	$713,940	$733,633	$(19,693)	(2.7)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $89.3 million to $24.9 million at September 30, 2014 from $114.2 million at December 31, 2013. Prior to the Company’s successful completion of its capital raise on December 3, 2013, the Bank increased its cash and cash equivalent holdings in order to raise the amount of immediately available liquidity sources in response to temporarily reduced contingent sources of liquidity from the FHLB of Atlanta and the Federal Reserve Bank of Atlanta (FRB). As of September 30, 2014, the Bank has increased contingent liquidity sources available to meet potential funding requirements, including from the FHLB, the FRB, and other institutional sources.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities. The investment portfolio increased $5.4 million to $184.4 million at September 30, 2014, from $179.0 million at December 31, 2013. As of September 30, 2014, $166.1 million of investment securities were classified as available-for-sale, while $18.3 million of investment securities were classified as held-to-maturity. As of December 31, 2013, $159.7 million of investment securities were classified as available-for-sale, while $19.3 million of investment securities were classified as held-to-maturity.

As of September 30, 2014, approximately $81.5 million of investment securities were pledged as collateral for the repurchase agreements and $25.9 million were pledged to the FHLB as collateral for advances. At September 30, 2014, $177.8 million, or 96.4%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of September 30, 2014 and December 31, 2013, excluding loans held-for-sale and warehouse loans held-for-investment:

	September 30, 2014	% of Total Portfolio Loans	December 31, 2013	% of Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$221,310	52.2%	$167,455	44.9%
Commercial	51,110	12.1%	48,356	12.9%
Other (land and multi-family)	15,578	3.6%	15,790	4.2%
Total real estate loans	287,998	67.9%	231,601	62.0%
Real estate construction loans:
One- to four-family	381	0.1%	-	-%
Commercial	1,982	0.5%	2,582	0.7%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	2,363	0.6%	2,582	0.7%
Other portfolio loans:
Home equity	47,994	11.3%	52,767	14.1%
Consumer	50,383	11.9%	53,290	14.3%
Commercial	35,242	8.3%	33,029	8.9%
Total other portfolio loans	133,619	31.5%	139,086	37.3%

Total portfolio loans	423,980	100.0%	373,269	100.0%
Allowance for portfolio loan losses	(7,247)		(6,946)
Net deferred portfolio loan costs	5,120		5,441
Premiums and discounts on purchased loans, net	1,692		192
Portfolio loans, net	$423,545		$371,956

Total gross portfolio loans increased $50.7 million, or 13.6%, to $424.0 million at September 30, 2014 as compared to $373.3 million at December 31, 2013 primarily due to the purchase of $50.3 million and originations of $15.7 million of one- to four-family residential mortgages, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the nine months ended September 30, 2014. The increased prepayments are consistent with the low interest rate environment for one- to four-family residential mortgages. Total portfolio loans growth was also partially offset by gross loan charge-offs of $1.4 million and transfers to OREO of nonperforming loans of $0.5 million during the first nine months of 2014.

Small business loans originated internally and held-for-sale (SBA loans held-for-sale), SBA portfolio loans, and other portfolio loans to small businesses, which are included in the commercial category of other portfolio loans, had originations of $12.4 million during the nine months ended September 30, 2014. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at September 30, 2014 and December 31, 2013, was $7.6 million and $5.0 million, respectively. The Company plans to continue to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio, and other commercial business loan production is expected to exceed principal amortization and loan payoffs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of September 30, 2014, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $269.7 million, or 63.6% of total gross portfolio loans. Approximately $27.0 million, or 56.3% of loans recorded as home equity loans are in a first lien position. Accordingly, $248.7 million, or 92.2% of loans collateralized by one- to four-family residential loans were in a first lien position as of September 30, 2014.

The composition of first mortgages, second mortgages and home equity loans by state as of September 30, 2014 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$138,404	$43,023	$39,883	$221,310
Home equity and lines of credit	23,216	23,729	1,049	47,994
One- to four-family construction loans	381	-	-	381
	$162,001	$66,752	$40,932	$269,685

Allowance for Portfolio Loan Losses

The allowance was $7.2 million, or 1.7% of total portfolio loans at September 30, 2014, compared to $6.9 million, or 1.8% of total portfolio loans at December 31, 2013.

The activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 was as follows:

	2014	2013
	(Dollars in Thousands)

Balance at beginning of period	$6,946	$10,889

Charge-offs:
Real estate loans:
One- to four-family	(542)	(1,912)
Commercial	(5)	(1,572)
Other (land and multi-family)	(8)	(144)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	(207)
Acquisition and development	-	-
Other portfolio loans:
Home equity	(355)	(1,474)
Consumer	(390)	(1,152)
Commercial	(119)	(131)
Total charge-offs	(1,419)	(6,592)

Recoveries:
Real estate loans:
One- to four-family	246	761
Commercial	21	-
Other (land and multi-family)	23	44
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	109	383
Consumer	251	220
Commercial	4	78
Total recoveries	654	1,486

Net charge-offs	(765)	(5,106)
Provision for portfolio loan losses	1,066	3,739
Balance at end of period	$7,247	$9,522

Net charge-offs to average outstanding portfolio loans	0.25%	1.69%

Net charge-offs during the first nine months of 2014 decreased compared to the same period in 2013 primarily due to $1.7 million less in charge-offs related to one- to four-family residential loans and home equity loans, $1.6 million less in charge-offs for collateral-dependent commercial real estate property, $0.5 million less in charge-offs related to manufactured home loans, $0.3 million less in charge-offs related to unsecured lines of credit, and $0.2 million less in charge-offs related to construction loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the nine months ended September 30, 2014, charge-offs included partial charge-offs of $0.4 million of one- to four-family first mortgages and home equity loans identified as nonperforming, which is a decrease of $1.2 million compared to $1.6 million for the nine months ended September 30, 2013, attributable to decreased losses on both first mortgages and home equity loans.

Below is a comparative composition of nonperforming assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Nonperforming assets:
Real estate loans:
One- to four-family	$2,247	$2,677
Commercial	596	-
Other (land and multi-family)	121	75
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	171	400
Consumer	501	229
Commercial	447	-
Total nonperforming loans	4,083	3,381
Other real estate owned	5,285	5,225
Total nonperforming assets	$9,368	$8,606

Nonperforming loans to total portfolio loans	0.9%	0.9%
Nonperforming assets to total assets	1.3%	1.2%

Nonperforming loans were $4.1 million, or 0.9%, of total portfolio loans at September 30, 2014 as compared to $3.4 million, or 0.9% of total portfolio loans at December 31, 2013. The increase in nonperforming loans was primarily due to the addition of $1.2 million related to commercial loans that became nonperforming, partially offset by the transfer of $0.5 million in nonperforming loans to OREO.

During the past few years, and continuing into 2014, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of September 30, 2014, total nonperforming one- to four-family residential and home equity loans of $2.4 million was comprised of $3.6 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of September 30, 2014 and December 31, 2013, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO increased $0.1 million to $5.3 million at September 30, 2014 from $5.2 million at December 31, 2013 as the Company had transfers from nonperforming loans into OREO of $0.5 million, partially offset by $0.3 million of foreclosed asset sales during the first nine months of 2014. Historically, the Company has not incurred additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company recorded losses on foreclosed assets of $34,000 and gains of $63,000 for the nine months ended September 30, 2014 and 2013, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing (1)	$3,062	$14	$2,668	$-
Nonperforming (1)	1,393	119	131	-
Troubled debt restructuring by category:
Troubled debt restructurings performing for less than 12 months – commercial	9,337	171	10,603	123
Troubled debt restructurings performing for less than 12 months – residential and consumer	11,487	1,942	8,767	1,227
Total impaired loans	$25,279	$2,246	$22,169	$1,350

(1)

Balances include performing and nonperforming TDR loans of $2.9 million and $1.1 million as of September 30, 2014, respectively, and nonperforming TDR loans of $0.1 million as of December 31, 2013. There was $133,000 in specific reserves for these TDR loans as of September 30, 2014, and no specific reserves for these TDR loans as of December 31, 2013.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. TDR loans totaled $24.8 million as of September 30, 2014 as compared to $21.9 million at December 31, 2013.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At September 30, 2014, approximately $12.3 million of restructured loans, previously disclosed as TDRs, have demonstrated 12 months of performance under restructured terms and are no longer reported as impaired loans.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale, and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Other loans:
Held-for-sale	$7,194	$1,656
Warehouse loans held-for-investment	26,976	20,523
Total other loans	$34,170	$22,179

Other loans increased $12.0 million, or 54.1%, to $34.2 million at September 30, 2014 as compared to $22.2 million at December 31, 2013 due to an increase in originations in each category of other loans.

With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential mortgages and began to originate some of those loans to be held-for-sale. The Company internally originated $3.8 million and sold $2.0 million of mortgage loans held-for-sale during the nine months ended September 30, 2014. The Company did not internally originate or sell any mortgage loans held-for-sale during the nine months ended September 30, 2013. The gain recorded on sales of mortgage loans held-for-sale during the first nine months of 2014 was $47,000. The Company plans to continue to expand this business line going forward.

During the nine months ended September 30, 2014, the Company internally originated $7.2 million and sold $6.1 million of SBA loans held-for-sale compared to originations of $4.9 million and sales of $7.4 million during the same nine month period in 2013. The gain recorded on sales of SBA loans held-for-sale during the nine months ended September 30, 2014 and 2013 was $0.6 million and $0.6 million, respectively. The Company plans to continue to expand this business line going forward.

Loans originated and sold under the Company’s warehouse lending program were $283.9 million and $277.5 million, respectively, for the nine months ended September 30, 2014 as compared to originations and sales of $569.8 million and $577.6 million, respectively, for the nine months ended September 30, 2013. Loan sales under the warehouse lending program, which are done at par, earned interest on outstanding balances for the nine months ended September 30, 2014 and 2013, of $0.6 million and $1.4 million, respectively. For the nine months ended September 30, 2014, the weighted average number of days outstanding of warehouse loans held-for-investment was 19 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus.

Deferred Income Taxes

As of both September 30, 2014 and 2013, the Company concluded that, while improved operating results are expected as the economy continues to improve and the Bank’s nonperforming assets remain at low levels, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the Company’s credit-related costs and the impact of the Company’s high debt costs on profitability. Consequently, the Company has recorded a valuation allowance of $11.6 million for the entire amount of the net federal and state deferred tax assets as of September 30, 2014. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net losses before taxes. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some of the valuation allowance may be available as a tax benefit. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year.

Deposits

Total deposits were $438.4 million at September 30, 2014, a decrease of $21.7 million from $460.1 million at December 31, 2013. Non-maturing deposits increased by $3.2 million during the first nine months of 2014, while time deposits decreased by $24.9 million during the same time period. Non-maturing deposits increased to $279.5 million at September 30, 2014 due to a $7.4 million increase in noninterest-bearing demand deposits, partially offset by a $2.2 million decrease in interest-bearing demand deposits, and a $2.0 million decrease in savings and money market deposits. The shift in non-maturing deposits was due to our development of commercial relationships, and by single service money market account runoff, thereby reducing our cost of funds. Time deposits decreased to $158.9 million as of September 30, 2014 due to a decrease of $20.4 million related to a retail certificates of deposit promotion, a decrease of $4.4 million in deposits originally acquired through a national internet deposit program, and a slight decrease of $0.1 million in our standard certificates of deposit. This shift in deposit mix reflects a focus on relationships and a reduced emphasis on attracting higher cost certificates of deposit.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise in December 2013, the Bank will actively seek to grow deposits to help meet liquidity needs during 2014. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank may supplement core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker internet deposit program, which has been successfully utilized in the past, or the creation of new business deposit products. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and, therefore, cause the Bank to change its strategy. Under the Order, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At September 30, 2014, the Bank did not have any brokered deposits, and management does not intend to use brokered deposits in the near term. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of September 30, 2014 and December 31, 2013, respectively. Collateral for $51.3 million in carrying amount of the repurchase transactions is subject to a reduction of 10.0% after applying values set by the counterparties. Collateral for $15.0 million in carrying amount of the repurchase transactions is subject to a reduction of 9.0% after applying values set by the counterparties. Under the terms of the agreements, the counterparties require that the Company provide additional collateral for the repurchase transactions, as protection for their market risk, if the fair market value of the liability exceeds the contractual amount of the liability. As a result, the Company had $81.5 million and $115.8 million in investment securities posted as collateral for these repurchase transactions as of September 30, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the fair market value of the liability and the contractual amount of the liability increases.

Information concerning repurchase agreements as of and for the nine months ended September 30, 2014, and as of and for the year ended December 31, 2013 is summarized as follows:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)

Average daily balance	$70,011	$92,800
Weighted average coupon interest rate during the period	4.97%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	33	30

Under the repurchase agreements, the buyer has the option to terminate individual transactions in whole the following quarter; there is no termination penalty if terminated by the buyer. There have been no early terminations.

Under the terms of a revised repurchase agreement that the Company entered into on August 2, 2012 with the counterparty on $51.3 million in carrying amount of the repurchase transactions, the Company is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at September 30, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At September 30, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $5.1 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

The Company’s FHLB borrowings at September 30, 2014 and December 31, 2013 were $134.3 million and $110.0 million, respectively. The FHLB advances had a weighted-average maturity of 30 months and a weighted-average rate of 3.26% at September 30, 2014. The Company had $113.9 million in portfolio loans and $25.9 million in investment securities posted as collateral for these advances as of September 30, 2014.

Information concerning amounts borrowed from the FHLB during 2014 is summarized as follows:

Grant Date	Maturity Date	Original Principal Balance	Remaining Principal Balance (as of September 30, 2014)	Interest Rate
		(Dollars in Thousands)

June 20, 2014	July 21, 2014	$5,000	$-	0.20%
June 20, 2014	June 20, 2017	5,000	4,583	0.73
June 20, 2014	June 20, 2019	5,000	4,750	1.27
July 10, 2014	July 10, 2015	10,000	10,000	0.36
July 21, 2014	August 21, 2014	5,000	-	0.22
August 21, 2014	September 21, 2014	5,000	-	0.20
August 26, 2014	August 26, 2016	10,000	10,000	2.32
August 26, 2014	August 28, 2017	10,000	10,000	2.87
September 21, 2014	October 22, 2014	5,000	5,000	0.16

During the three months ended September 20, 2014, the Company paid off $45.7 million of the FHLB borrowings, including $25.7 million that had been borrowed during 2014. Included in the $25.7 million is a pay-off, on July 18, 2014, of the Company’s original $10.0 million balance on its revolving line of credit (granted on July 10, 2014 with the FHLB). On September 29, 2014, the Company again borrowed $10.0 million against the line of credit, resulting in the $10.0 million balance as of September 30, 2014. As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the advances granted on August 26, 2014.

The Bank’s remaining borrowing capacity with the FHLB is $5.5 million at September 30, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of September 30, 2014, fair value exceeded the book value of the individual advances by $7.7 million, which was partially collateralized by portfolio loans and investment securities (included in the $113.9 million and $25.9 million, respectively, discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $69.4 million as of September 30, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

Stockholders’ Equity

Stockholders’ equity increased by $5.0 million to $70.5 million at September 30, 2014 from $65.5 million at December 31, 2013 due to the net income of $0.9 million and an increase in accumulated other comprehensive income (loss) of $4.1 million for the nine months ended September 30, 2014. The increase in accumulated other comprehensive income (loss) was due to a positive change in the fair value of securities available-for-sale because of a decrease in interest rates during the first nine months of 2014. The Company continues to monitor strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio increased to 9.9% at September 30, 2014, from 8.9% at December 31, 2013. As of September 30, 2014, the Bank’s Tier 1 capital to adjusted assets ratio was 10.17%, Total risk based capital to risk-weighted assets ratio was 17.83% and Tier 1 capital to risk-weighted assets ratio was 16.58%. These ratios as of December 31, 2013 were 9.73%, 20.47%, and 19.22%, respectively. The Bank is currently deemed well-capitalized for regulatory supervision purposes.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013.

General

Net income for the three months ended September 30, 2014 was $0.5 million, as compared to a net loss of $0.9 million for the three months ended September 30, 2013. The net income for the third quarter of 2014 increased compared to the net loss in the same period in 2013 due primarily to an increase in net interest income of $0.7 million, a reduction in the provision expense of $1.0 million, an increase in noninterest income of $0.2 million, partially offset by an increase in noninterest expense of $0.4 million and an increase in income tax expense of $0.1 million. Net interest income increased in the third quarter of 2014 compared to the same period in 2013 due to the impact of increased portfolio loans and held-for-sale loans outstanding, higher balances in investment securities with higher interest rates on those funds reinvested in such investment securities, and decreased interest expense for deposits and repurchase agreements, partially offset by a reduction in warehouse loans held-for-investment outstanding. Noninterest income increased during the third quarter of 2014 compared to the same period in 2013 primarily due to higher gains on sales of loans held-for-sale and higher gains on sales of securities available-for-sale. Noninterest expense increased during the third quarter of 2014 compared to the same period in 2013 primarily due to an increase in compensation and benefits, partially offset by lower foreclosed asset and collection expenses and insurance costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2014 and 2013. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$453,166	$6,160	5.44%	$427,391	$6,287	5.88%
Investment securities (2)	185,391	893	1.93%	164,133	632	1.54%
Other interest-earning assets (3)	33,003	64	0.77%	97,985	96	0.39%
Total interest-earning assets	671,560	7,117	4.24%	689,509	7,015	4.08%
Noninterest-earning assets	37,979			39,067
Total assets	$709,539			$728,576

Interest-bearing liabilities:
Interest-bearing demand accounts	$66,674	37	0.22%	$70,215	54	0.31%
Savings deposits	66,758	39	0.23%	69,216	59	0.34%
Money market accounts	102,887	125	0.49%	103,827	122	0.47%
Time deposits	163,232	400	0.98%	205,566	590	1.15%
Securities sold under agreements to repurchase	66,300	836	5.05%	92,800	1,209	5.21%
Federal Home Loan Bank advances	125,967	1,157	3.67%	110,000	1,157	4.21%
Total interest-bearing liabilities	591,818	2,594	1.76%	651,624	3,191	1.96%
Noninterest-bearing liabilities	46,632			46,894
Total liabilities	638,450			698,518
Total stockholders’ equity	71,089			32,656
Total liabilities and stockholders’ equity	$709,539			$731,174

Net interest income		$4,523			$3,824
Net interest spread			2.48%			2.12%
Net interest-earning assets	$79,742			$37,885
Net interest margin (4)			2.69%			2.22%
Average interest-earning assets to average interest-bearing liabilities		113.47%			105.81%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume which have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$366	$(493)	$(127)
Investment securities	89	172	261
Other interest-earning assets	(89)	57	(32)
Total interest-earning assets	366	(264)	102

Interest-bearing liabilities:
Interest-bearing demand accounts	(3)	(14)	(17)
Savings deposits	(2)	(18)	(20)
Money market accounts	(1)	4	3
Time deposits	(111)	(79)	(190)
Securities sold under agreements to repurchase	(335)	(38)	(373)
Federal Home Loan Bank advances	157	(157)	-
Total interest-bearing liabilities	(295)	(302)	(597)

Net interest income	$661	$38	$699

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income increased $0.1 million to $7.1 million for the three months ended September 30, 2014 from $7.0 million for the three months ended September 30, 2013 primarily due to the impact of higher balances in investment securities, partially offset by the decrease in interest income on loans. Interest income on loans decreased to $6.2 million for the three months ended September 30, 2014 from $6.3 million for the three months ended September 30, 2013. This decrease was due to a decrease in average yield on loans of 44 basis points to 5.44% for the three months ended September 30, 2014, partially offset by an increase in the average balance of loans, which increased $25.8 million to $453.2 million for the three months ended September 30, 2014 from $427.4 million for the three months ended September 30, 2013.

The average balance of loans increased due to an increase in portfolio loans and held-for-sale loans outstanding, partially offset by the reduction in warehouse loans held-for-investment outstanding. Both originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment decreased during the three months ended September 30, 2014, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-investment is the result of a decline in home purchase and refinance volume, primarily due to the recent fluctuations in the interest rate environment.

Interest income earned on securities increased $0.3 million to $0.9 million for the three months ended September 30, 2014 from $0.6 million for the three months ended September 30, 2013. This increase was due to an increase in the average balance of investment securities of $21.3 million to $185.4 million for the three months ended September 30, 2014, higher yields on reinvested securities, and decreased amortization of purchase premiums due to lower prepayments. Since our capital raise in December 2013, management has sought to change the mix of the Company’s interest-earning assets by redeploying excess liquidity maintained over the past year to grow its portfolio loans, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $0.6 million to $2.6 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013, primarily due to the decrease in interest expense on deposits and repurchase agreements. The decrease in interest expense on deposits for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 13 basis points to 0.54% for the three months ended September 30, 2014 as compared to 0.67% for the three months ended September 30, 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.64% for the three months ended September 30, 2014 down from 1.84% for the three months ended September 30, 2013, due to lower cost of deposits and repurchase agreements. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income increased $0.7 million to $4.5 million for the three months ended September 30, 2014 from $3.8 million for the three months ended September 30, 2013, due to the increase in portfolio loans and held-for-sale loans outstanding, the impact of higher interest rates on funds reinvested in investment securities, and decreased interest expense for deposits and repurchase agreements, partially offset by the decrease in warehouse loans held-for-investment outstanding. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 36 basis points to 2.48% for the three months ended September 30, 2014 as compared to 2.12% for the three months ended September 30, 2013. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 47 basis point to 2.69% for the three months ended September 30, 2014 as compared to 2.22% for the three months ended September 30, 2013. The increase in the net interest rate spread primarily reflected the positive impact from increasing balances in portfolio loans and held-for-sale loans on interest income, and the positive impact from declining high fixed-interest rate debt balances on interest expense, partially offset by the negative impact from declining balances in warehouse loans held-for-investment on interest income. Since our capital raise in December 2013, management has sought to change the mix of the Company’s interest-earning assets to increase higher yielding asset balances, while still meeting liquidity needs.

Provision for Portfolio Loan Losses

Provision expense was $0.3 million and $1.3 million during the three months ended September 30, 2014 and 2013, respectively. The decline in the provision expense during the third quarter of 2014 compared with the same period in 2013 reflected reduced nonperforming loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. The Company did not have any net charge-offs for the three months ended September 30, 2014 as compared to $1.8 million for the three months ended September 30, 2013. The decrease in net charge-offs in the third quarter of 2014 compared with the same period in 2013 primarily reflected $0.8 million less in charge-offs related to one-to-four family residential loans and home equity loans, $0.7 million less in charge-offs for collateral-dependent commercial real estate property, and $0.2 million less in charge-offs related to manufactured home loans.

Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs included $0.1 million in partial charge-offs in the third quarter of 2014 as compared to $0.4 million during the same period in 2013.

Noninterest Income

The components of noninterest income for the three months ended September 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$759	$770	$(11)	(1.4)%
Gain on sale of loans held-for-sale	238	99	139	140.4%
Gain on sale of securities available-for-sale	75	-	75	n/a
Bank owned life insurance earnings	118	91	27	29.7%
Interchange fees	388	384	4	1.0%
Other	233	215	18	8.4%
	$1,811	$1,559	$252	16.2%

Noninterest income for the three months ended September 30, 2014 increased $0.2 million to $1.8 million as compared to $1.6 million in the third quarter of 2013. The increase in noninterest income was primarily due to an increase in gains on the sale of loans held-for-sale, and gains on the sale of securities available-for-sale.

For the three months ended September 30, 2014, gains on sales of mortgage loans held-for-sale was $31,000, deferred fees on mortgage loans held-for-sale was $(10,000), gains on sales of SBA loans held-for-sale was $171,000, and net gains recognized for the servicing of SBA loans held-for-sale was $41,000. For the three months ended September 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $6,000 in net gains recognized for the servicing of SBA loans. The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes SBA lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term.

Noninterest Expense

The components of noninterest expense for the three months ended September 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,771	$1,927	$844	43.8%
Occupancy and equipment	493	484	9	1.9%
FDIC insurance premiums	232	388	(156)	(40.2)%
Foreclosed assets, net	15	126	(111)	(88.1)%
Data processing	378	350	28	8.0%
Outside professional services	386	311	75	24.1%
Collection expense and repossessed asset losses	130	417	(287)	(68.8)%
Other	1,053	1,023	30	2.9%
	$5,458	$5,026	$432	8.6%

Noninterest expense increased $0.4 million to $5.4 million for the three months ended September 30, 2014 from $5.0 million for the three months ended September 30, 2013. The increase in noninterest expense for the third quarter of 2014 compared with the third quarter of 2013 primarily reflected an increase in compensation and benefits, partially offset by lower foreclosed asset and collection expenses, and insurance costs.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs, and director & officer insurance costs, as well as to continue at lower levels of foreclosed asset and collection expenses, although we can give no assurances.

Income Tax

The Company recorded $157,000 in income tax expense for the three months ended September 30, 2014 and recorded no income tax expense for the three months ended September 30, 2013. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and 2013.

General

Net income for the nine months ended September 30, 2014 was $0.9 million, as compared to a net loss of $4.5 million for the nine months ended September 30, 2013. The net income for the first nine months of 2014 increased compared to the net loss in the same period in 2013 due primarily to an increase in net interest income of $0.7 million, a reduction in the provision expense of $2.7 million, and a decrease in noninterest expense of $2.5 million, partially offset by a decrease in noninterest income of $0.2 million and an increase in income tax expense of $0.3 million. Net interest income increased in the first nine months of 2014 compared to the same period in 2013 due to the impact of increased portfolio loans and held-for-sale loans outstanding, higher balances in investment securities with higher interest rates on those funds reinvested in such investment securities, and decreased interest expense for deposits and repurchase agreements, partially offset by a reduction in warehouse loans held-for-investment outstanding. Noninterest income decreased during the first nine months of 2014 compared to the same period in 2013 primarily due to a decrease in service charges and fees. Noninterest expense decreased during the first nine months of 2014 compared to the same period in 2013 primarily due to lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger that was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the nine months ended September 30, 2014 and 2013. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$427,976	$17,940	5.59%	$456,280	$19,960	5.83%
Investment securities (2)	180,977	2,711	2.00%	160,332	1,719	1.43%
Other interest-earning assets (3)	65,365	322	0.66%	88,528	257	0.39%
Total interest-earning assets	674,318	20,973	4.15%	705,140	21,936	4.15%
Noninterest-earning assets	37,737			37,849
Total assets	$712,055			$742,989

Interest-bearing liabilities:
Interest-bearing demand accounts	$68,722	128	0.25%	$72,756	170	0.31%
Savings deposits	67,821	130	0.26%	70,888	185	0.35%
Money market accounts	102,506	363	0.47%	104,333	365	0.47%
Time deposits	171,662	1,271	0.99%	208,308	1,854	1.19%
Securities sold under agreements to repurchase	70,055	2,638	5.02%	92,800	3,587	5.15%
Federal Home Loan Bank advances	116,004	3,436	3.95%	110,092	3,435	4.16%
Total interest-bearing liabilities	596,770	7,966	1.78%	659,177	9,596	1.95%
Noninterest-bearing liabilities	45,687			48,557
Total liabilities	642,457			707,734
Total stockholders’ equity	69,598			32,817
Total liabilities and stockholders’ equity	$712,055			$740,551

Net interest income		$13,007			$12,340
Net interest spread			2.37%			2.20%
Net interest-earning assets	$77,548			$45,963
Net interest margin (4)			2.57%			2.33%
Average interest-earning assets to average interest-bearing liabilities		112.99%			106.97%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume which have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$(1,207)	$(813)	$(2,020)
Investment securities	243	749	992
Other interest-earning assets	(80)	145	65
Total interest-earning assets	(1,044)	81	(963)

Interest-bearing liabilities:
Interest-bearing demand accounts	(9)	(33)	(42)
Savings deposits	(8)	(47)	(55)
Money market accounts	(6)	4	(2)
Time deposits	(298)	(285)	(583)
Securities sold under agreements to repurchase	(859)	(90)	(949)
Federal Home Loan Bank advances	180	(179)	1
Total interest-bearing liabilities	(1,000)	(630)	(1,630)

Net interest income	$(44)	$711	$667

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income decreased $0.9 million to $21.0 million for the nine months ended September 30, 2014 from $21.9 million for the nine months ended September 30, 2013 primarily due to the decrease in interest income on loans, partially offset by the impact of higher balances in investment securities. Interest income on loans decreased to $17.9 million for the nine months ended September 30, 2014 from $20.0 million for the nine months ended September 30, 2013. This decrease was due to a decline in the average balance of loans, which decreased $28.3 million to $428.0 million for the nine months ended September 30, 2014 from $456.3 million for the nine months ended September 30, 2013, and a decrease in average yield on loans of 24 basis points to 5.59% for the nine months ended September 30, 2014.

The average balance of loans declined due to the reduction in warehouse loans held-for-investment outstanding, partially offset by an increase in portfolio loans and held-for-sale loans outstanding. Both originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment decreased during the nine months ended September 30, 2014, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-investment is the result of a decline in home purchase and refinance volume, primarily due to the recent fluctuations in the interest rate environment.

Interest income earned on securities increased $1.0 million to $2.7 million for the nine months ended September 30, 2014 from $1.7 million for the nine months ended September 30, 2013. This increase was due to an increase in the average balance of investment securities of $20.6 million to $181.0 million for the nine months ended September 30, 2014, higher yields on reinvested securities, and decreased amortization of purchase premiums due to lower prepayments. Since our capital raise in December 2013, management has sought to change the mix of the Company’s interest-earning assets by redeploying excess liquidity maintained over the past year to grow its portfolio loans, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $1.6 million to $8.0 million for the nine months ended September 30, 2014 from $9.6 million for the nine months ended September 30, 2013 primarily due to the decrease in interest expense on deposits and repurchase agreements. The decrease in interest expense on deposits for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 13 basis points to 0.56% for the nine months ended September 30, 2014 as compared to 0.69% for the nine months ended September 30, 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.67% for the nine months ended September 30, 2014 down from 1.83% for the nine months ended September 30, 2013, due to lower cost of deposits and repurchase agreements. The Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income was $13.0 million for the nine months ended September 30, 2014 and $12.3 million for the nine months ended September 30, 2013. The increase in portfolio loans and held-for-sale loans outstanding, and the impact of higher interest rates on funds reinvested in investment securities, and decreased interest expense for deposits and repurchase agreements was offset by the decrease in warehouse loans held-for-investment outstanding. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 17 basis points to 2.37% for the nine months ended September 30, 2014 as compared to 2.20% for the nine months ended September 30, 2013. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 24 basis point to 2.57% for the nine months ended September 30, 2014 as compared to 2.33% for the nine months ended September 30, 2013. The increase in the net interest rate spread primarily reflected the positive impact from increasing balances in portfolio loans and held-for-sale loans on interest income and the positive impact from declining high fixed-interest rate debt balances on interest expense, partially offset by the negative impact from declining balances in warehouse loans held-for-investment on interest income. Since our capital raise in December 2013, management has sought to change the mix of the Company’s interest-earning assets to increase higher yielding asset balances, while still meeting liquidity needs.

Provision for Portfolio Loan Losses

Provision expense was $1.1 million and $3.7 million during the nine months ended September 30, 2014 and 2013, respectively. The decline in the provision expense during the first nine months of 2014 compared with the same period in 2013 reflected reduced nonperforming loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans. Net charge-offs for the nine months ended September 30, 2014 were $0.8 million as compared to $5.1 million for the nine months ended September 30, 2013. The decrease in net charge-offs in the first nine months of 2014 compared with the same period in 2013 primarily reflected $1.7 million less in charge-offs related to one-to-four family residential loans and home equity loans, $1.6 million less in charge-offs for collateral-dependent commercial real estate property, $0.5 million less in charge-offs related to manufactured home loans, $0.3 million less in charge-offs related to unsecured lines of credit, and $0.2 million less in charge-offs related to construction loans. Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs in the first nine months of 2014 included $0.4 million of partial charge-offs as compared to $1.6 million during the same period in 2013.

Noninterest Income

The components of noninterest income for the nine months ended September 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,076	$2,267	$(191)	(8.4)%
Gain on sale of loans held-for-sale	731	732	(1)	(0.1)%
Gain on sale of securities available-for-sale	82	-	82	n/a
Bank owned life insurance earnings	327	288	39	13.5%
Interchange fees	1,149	1,183	(34)	(2.9)%
Other	487	537	(50)	(9.3)%
	$4,852	$5,007	$(155)	(3.1)%

Noninterest income for the nine months ended September 30, 2014 decreased $0.2 million to $4.8 million as compared to $5.0 million for the first nine months of 2013. The decrease in noninterest income was primarily due to a decrease in service charges and fees.

For the nine months ended September 30, 2014, gains on sales of mortgage loans held-for-sale was $47,000, deferred fees on mortgage loans held-for-sale was $(5,000), gains on sales of SBA loans held-for-sale was $600,000, and net gains recognized for the servicing of SBA loans held-for-sale was $89,000. For the nine months ended September 30, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $85,000 in net gains recognized for the servicing of SBA loans. The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes SBA lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term.

Noninterest Expense

The components of noninterest expense for the nine months ended September 30, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$7,691	$6,330	$1,361	21.5%
Occupancy and equipment	1,476	1,449	27	1.9%
FDIC insurance premiums	974	1,270	(296)	(23.3)%
Foreclosed assets, net	34	(63)	97	154.0%
Data processing	1,036	1,126	(90)	(8.0)%
Outside professional services	1,174	2,269	(1,095)	(48.3)%
Collection expense and repossessed asset losses	424	2,005	(1,581)	(78.9)%
Other	2,850	3,744	(894)	(23.9)%
	$15,659	$18,130	$(2,471)	(13.6)%

Noninterest expense decreased $2.5 million to $15.6 million for the nine months ended September 30, 2014 from $18.1 million for the nine months ended September 30, 2013. The decrease in noninterest expense for the first nine months of 2014 compared with the first nine months of 2013 primarily reflected lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger that was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs, and director & officer insurance costs, as well as to continue at lower levels of foreclosed asset and collection expenses, although we can give no assurances.

Income Tax

The Company recorded $250,000 in income tax expense for the nine months ended September 30, 2014 and recorded no income tax expense for the nine months ended September 30, 2013. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its potential liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, investment securities sales, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 19 days during the first nine months of 2014, and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds continue to be sufficient to meet demands, although we can give no assurances, and the Bank has increased contingent liquidity sources available to meet potential funding requirements. Management aggressively increased, and plans to continue to increase, the Bank’s higher interest-earning assets, while using cash and cash equivalents as the funding source. Consequently, the Bank’s cash and cash equivalents on hand have decreased. The average balance of cash and cash equivalents has decreased to $59.4 million during the nine months ended September 30, 2014, and will continue to decrease through the end of the year. As of September 30, 2014 and December 31, 2013, the Company had additional borrowing capacity of $5.5 million and $5.0 million, respectively, with the FHLB. The Company had renewed borrowing capacity with the FRB, as of September 30, 2014, with the ability to borrow up to approximately $34.3 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the FRB, and $10.0 million of daylight overdraft capacity. Additionally, as of September 30, 2014, the Company added liquidity through a new $10.0 million line of credit for repurchase and reverse repurchase transactions, and two new $5.0 million lines of credit, all with private financial institutions. As of September 30, 2014, the Bank has not borrowed against any of its new contingent liquidity sources. Unpledged investment securities were approximately $69.4 million and $26.9 million as of September 30, 2014 and December 31, 2013, respectively. The Company also utilizes a non-brokered internet certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the first nine months of 2014, the Bank had deposits from this service of $7.7 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to the Bank’s liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank, or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements which total $66.3 million at September 30, 2014 have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $51.3 million of the $66.3 million of the repurchase agreements, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at September 30, 2014. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During the first nine months of 2014, cash and cash equivalents decreased $89.3 million from $114.2 million as of December 31, 2013 to $24.9 million as of September 30, 2014 as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. Cash flows of $1.5 million, $63.9 million, and $23.9 million were used in operating activities, investing activities, and financing activities, respectively. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $277.5 million, proceeds from FHLB advances of $55.0 million, proceeds from the sale of securities available-for-sale of $25.2 million, proceeds from maturities and payments of investment securities of $16.8 million, and proceeds from the sale of loans held-for-sale of $8.8 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $283.9 million, the purchase of portfolio loans of $50.3 million, the purchase of securities available-for-sale of $44.0 million, the repayment of FHLB advances of $30.7 million, the repayment of repurchase agreements of $26.5 million, net decreases in deposits of $21.7 million, and the origination of loans held-for-sale of $11.0 million.

During the first nine months of 2013, cash and cash equivalents increased $14.8 million from $67.8 million as of December 31, 2012 to $82.6 million as of September 30, 2013 as part of the Bank’s strategy to strengthen its overall liquidity position. Cash flows from operating activities of $5.7 million and cash flows from investing activities of $57.8 million was more than cash flows used in financing activities of $48.7 million. Primary sources of cash flows were from repayment of warehouse loans of $781.7 million, net decreases in portfolio loans of $27.5 million, proceeds from maturities and payments of securities available-for-sale of $26.0 million and proceeds from the sale of loans held-for-sale of $9.6 million. Primary uses of cash flows included funding of warehouse loans of $734.4 million, purchases of investment securities of $51.1 million, repayment of FHLB advances of $25.0 million, and the net decreases in deposits of $23.7 million.

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

The ALCO generally meets monthly, but at least quarterly, to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to income simulations. The ALCO recommends appropriate strategy changes based on this review. The ALCO also is responsible for reviewing and reporting the effects of the policy implementations and strategies to the Board of Directors at least quarterly. A key element of our asset/liability management plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and interest rate-sensitive interest-bearing liabilities. Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate loans, the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of the FHLB advances and repurchase agreements.

In part, the Bank measures its exposure to interest rate risk using an analytical model referred to as Net Portfolio Value (NPV) that estimates the value of the net cash flows of interest-earning assets and interest-bearing liabilities under different interest rate scenarios.

The Bank also measures interest rate risk by estimating the impact of interest rate changes on its “net interest income” which is defined as the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a rolling forward 12- and 24-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculated what the net interest income would be for the same period in the event of an instantaneous 100, 200 and 300 basis point increase or a 100 basis point decrease in market interest rates. Given the current relatively low level of market interest rates, the Bank does not consider interest rate decreases of greater than 100 basis points in either of the two models used to measure interest rate risk.

				Net Present Value as a Percentage of Present Value of Assets (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)

As of September 30, 2014:
+300	$33,686	$(37,445)	(52.6)%	5.12%	(472)	$17,544	$(1,989)	(10.2)%
+200	46,213	(24,918)	(35.0)%	6.80%	(303)	18,207	(1,326)	(6.8)%
+100	59,300	(11,831)	(16.6)%	8.45%	(103)	18,870	(663)	(3.4)%
0	71,131	-	-	9.84%	-	19,533	-	-
-100	72,440	1,309	1.8%	9.79%	(5)	19,382	(151)	(0.8)%

As of December 31, 2013:
+300	$53,411	$(18,980)	(26.2)%	7.71%	(192)	$18,600	$(78)	(0.4)%
+200	59,606	(12,785)	(17.7)%	8.38%	(125)	18,626	(52)	(0.3)%
+100	67,304	(5,087)	(7.0)%	9.20%	(43)	18,652	(26)	(0.1)%
0	72,391	-	-	9.63%	-	18,678	-	-
-100	74,408	2,017	2.8%	9.69%	6	18,550	(128)	(0.7)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	Present Value of Assets (PVA) represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s greatest risk is a positive change in interest rates, which would decrease net interest income at a greater rate than a negative change in interest rates. Additionally, in an upward rate environment, the Company’s net present value of cash flows would decline, and the decline would exceed the decline in a downward rate environment. This is due to several factors including, but not limited to, the decreasing asset base, the average life of assets being extended in comparison to the average life of liabilities, and a likely decrease in the prepayment speed of one- to four-family residential and home equity loans. The Company’s exposure to interest risk will continue to be at an elevated level as long as interest rates remain low, which magnifies the impact of the cost of the Company’s long term debt along with an overall decline in interest-earning assets.

The increase in liability sensitivity at the end of the third quarter of 2014 as compared to the fourth quarter of 2013 reflects a revision in management’s assumptions for increasing non-maturity rates to maintain and grow deposits now that the Company has returned to growth mode. Overall, the Company’s sensitivity remains modest. The change in the net present value of cash flows as of September 30, 2014 as compared to December 31, 2013 is attributable to the decrease in long-term treasury rates, which results in increased estimated prepayment speeds of one- to four-family residential and home equity loans. The 10-year treasury rate as of September 30, 2014 and December 31, 2013 was 2.52% and 3.04%, respectively.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or re-pricing of specific assets and liabilities. Accordingly, although interest rate-risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended September 30, 2014, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended September 30, 2014 our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Risk Factors included within the 2013 10-K. The Company does not believe there have been any material changes in the Company’s risk factors from those disclosed in the 2013 10-K. The risks described in the 2013 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows. See the cautionary note regarding forward-looking statements at Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION

Date: November 13, 2014	By:	/s/ John K. Stephens, Jr._ .

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 13, 2014	By:	/s/ John C. Lent _

John C. Lent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

