Form 10-K
period 2014-12-31
Atlantic Coast Financial CORP
filed 2015-03-20
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission file number: 001-35072

ATLANTIC COAST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4655 Salisbury Road, Suite 110
Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

(800) 342-2824

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

The number of shares outstanding of the registrant’s common stock as of March 6, 2015 was 15,509,061 shares, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the registrant as of June 30, 2014 was $56,040,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 18, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

Table of Contents, continued

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Report) contains forward-looking statements concerning Atlantic Coast Financial Corporation, and Atlantic Coast Bank, that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

Details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in this Report under Item 1A. “Risk Factors.” The factors set forth in Item 1A. “Risk Factors” included herein are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise. For further information concerning risk factors, see Item 1A. “Risk Factors” in this Report.

PART I.

ITEM 1. BUSINESS

General

Atlantic Coast Financial Corporation

Atlantic Coast Financial Corporation (the Company), a thrift holding company headquartered in Jacksonville, Florida, is a Maryland corporation incorporated in 2007. Through our principal subsidiary, Atlantic Coast Bank (the Bank), a federally chartered thrift supervised by the Office of the Comptroller of the Currency (the OCC), we serve the Northeast Florida and Southeast Georgia markets.

On February 3, 2011, the Company completed a conversion from the mutual holding company structure and a related public offering. As a result of the conversion, Atlantic Coast Federal, MHC and Atlantic Coast Federal Corporation, the former holding companies of the Bank, were merged into Atlantic Coast Financial Corporation, a Maryland corporation. The Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.

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

Atlantic Coast Bank

The Bank was established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad. On November 1, 2000, after receiving the necessary regulatory and membership approvals, Atlantic Coast Federal Credit Union converted to a federal mutual savings bank (and subsequently a federal stock savings bank) known as Atlantic Coast Bank. The conversion has allowed the Bank to diversify its customer base by marketing products and services to individuals and businesses in its market areas. Unlike a credit union, the Bank may make loans to customers who do not have a deposit relationship with the Bank. Following the conversion, management of the Bank continued its emphasis on residential mortgage lending and commercial real estate lending.

Effective August 10, 2012, the Bank's Board of Directors consented to the issuance of a Consent Order (the Order) by the OCC. Among other things, the Order calls for the Bank to achieve and maintain certain capital levels. See Note 19. Regulatory Supervision in the Notes to Consolidated Financial Statements in this Report (the Notes) for further description of the provisions contained in the Order. The Bank believes it has accomplished all material requirements under the Order at December 31, 2014. Even though the Bank has achieved the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order. Due to the Order, the Bank is considered adequately capitalized as of December 31, 2014, despite meeting the minimum ratios required to be well-capitalized under the OCC’s prompt corrective action authority relating to capital restoration plans (the PCA rules). As of that date, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 10.35%, 16.38%, and 17.64%, respectively.

The Bank has traditionally focused on attracting retail deposits from the general public and investing those funds primarily in first mortgages on owner-occupied, one- to four-family residences, and home equity loans for retention in our loan portfolio, loans secured by one- to four-family residences originated under purchase and assumption agreements by third party originators (warehouse loans held-for-investment), and, to a lesser extent, automobile and other consumer loans originated for retention in our loan portfolio. In addition, we increasingly focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner-occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and brokers. The Bank sells the guaranteed portion of loans originated through SBA lending rather than hold such guaranteed portion of the loans in its portfolio. The Bank also originates multi-family residential loans and commercial construction and residential construction loans. The Bank also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Order entered into with the OCC, interest rates paid on deposits are limited and subject to national rates published weekly by the Federal Deposit Insurance Corporation (FDIC). Deposits are primarily solicited in the Bank’s market areas of the Jacksonville, Florida metropolitan area and Southeast Georgia to fund loan demand or other liquidity needs.

The Bank’s address is 4655 Salisbury Road, Suite 110, Jacksonville, Florida, 32256 and its telephone number is (800) 342-2824. Its internet website is www.AtlanticCoastBank.net. The Bank’s website is not a part of this Report.

Recent Events

Executive Management Team and Board of Directors

On January 28, 2015, John C. (Jay) Lent resigned as Executive Vice President and Chief Financial Officer of the Company and the Bank, effective January 29, 2015. Mr. Lent continued his employment, in a reduced role, through March 2, 2015. Coinciding with Mr. Lent’s departure, James D. Hogan was appointed to serve as interim Chief Financial Officer of the Company and the Bank, which is contingent upon receipt of regulatory non-objection from the Company’s and the Bank’s regulators. Mr. Hogan continues in his role as Chief Risk Officer and director of the Company and the Bank following such appointment.

On February 11, 2015, H. Dennis Woods, a director of the Company and the Bank, informed the Board of Directors that he is retiring and will not stand for re-election at the next Annual Meeting of Stockholders of the Company and the Bank in May 2015.

Market Areas

The Bank operates seven branches and one administrative office (which includes a stand-alone ATM) in greater Jacksonville, Florida and four branches in Southeast Georgia. The Florida branches include Neptune Beach, Jacksonville Beach, the Southside of Jacksonville, the Westside of Jacksonville, Arlington, Julington Creek, and Orange Park. The Georgia branches include Waycross, Douglas, and Garden City (Savannah). The Bank’s primary lending area is in the Jacksonville market with our deposit customers residing in both the Northeast Florida and Southeast Georgia markets. In addition, the Bank opened mortgage lending offices in Gainesville, Florida and Saint Simons Island, Georgia early in 2015, and has an SBA lending office in Orlando, Florida, which funds small business loans in Florida, Georgia, North Carolina, and South Carolina.

Florida Market Area

The city of Jacksonville ranks as the 13th largest city in the United States in terms of population, with an estimated 842,000 residents. When including the three beach cities east of Jacksonville (Atlantic Beach, Neptune Beach, and Jacksonville Beach), along with surrounding counties (Clay, Baker, Nassau, and St. Johns), the Jacksonville metropolitan area has an estimated 1,378,000 residents. From 2000 to 2010, the Jacksonville area population grew approximately 11% and is expected to continue growing at a similar rate. The Jacksonville area, with deposits of approximately $49 billion as of June 30, 2014, is the third largest market in Florida by deposits. The Jacksonville area has an estimated median household income of $52,000. The unemployment rate in the Jacksonville area was 5.1% at December 31, 2014. The northeast Florida housing economy continues to strengthen, with estimated annual single family home sales increasing from 18,000 during 2012 to 22,000 during 2013 and 24,000 during 2014. The estimated median sales prices for homes in northeast Florida have followed this upward trend and increased from $142,000 in December 2012 to $155,000 in December 2013 and $174,000 in December 2014.

Jacksonville has a diversified industry base with manufacturing, aerospace, information technology, and life sciences as major industries. It is generally less dependent on tourism and lower-skill retail industries, and hence more resilient, than other areas in Florida. Jacksonville has the third largest military presence in the United States as the area is home to four major military facilities, further stabilizing the area’s population and economy. Moreover, the Port of Jacksonville is the third largest port in Florida and the 15th largest port in the United States (based on standard units for carrying and handling capacity), and is being developed to accommodate substantial planned growth. The port also benefits from Jacksonville’s location at the crossroads of three major railroads: CSX Transportation, Norfolk Southern Railway, and Florida East Coast Railway. The Jacksonville area also receives national exposure as a result of being the host city for numerous professional and college sporting events such as The Players Championship, NCAA football games (the annual Florida-Georgia game and the annual Tax Slayer Bowl), and the NCAA basketball tournament.

Georgia Market Area

The Bank was established in Waycross, the county seat of Ware County, Georgia. Waycross has an estimated population of 14,000, with an estimated median household income of $24,000. The unemployment rate in Waycross was 8.4% in December 2014. One of the largest employers in Waycross is the Satilla Regional Medical Center, with over 1,000 employees and 100 physicians. Satilla Regional Medical Center became part of the Mayo Clinic Health System in 2012. The Okefenokee National Wildlife Refuge is located in Waycross and is the largest, intact, un-fragmented, freshwater and black water wilderness attraction in North America. Waycross began as a crossroads for southeastern travel and became a hub for rail traffic in the mid-1800s. Today, it is home to the largest CSX Transportation rail yard on the East Coast. The Bank began as a credit union in Waycross for the Atlantic Coast Line Railroad and then the Seaboard System Railroad, which is now a part of CSX Transportation.

Garden City, Georgia, which is part of the Savannah metropolitan area, has an estimated population of 8,900 with an estimated median household income of $32,000. The unemployment rate for the Savannah area was 6.6% at December 31, 2014. Garden City is home to the Port of Savannah, as well as most of the heavy industry in Chatham County, Georgia. The Port of Savannah boasts the largest concentration of import distribution centers on the East Coast and has the largest single container terminal in North America. The terminal is the fourth largest container port in the United States (based on standard units for carrying and handling capacity), with two railroads on terminal: CSX Transportation and Norfolk Southern Railway.

Douglas, Georgia, which is in Coffee County, has a population of 11,900 with an annual median household income of $29,000. The unemployment rate for Douglas was 9.0% at December 31, 2014. Wal-Mart is the biggest employer in the area, with a retail store in Douglas and a distribution center, which employs over 1,600 people. Agriculture plays a major role in the area with products that include peanuts, corn, tobacco, and cotton. Poultry is also a major part of the economy with a processing plant, operated by Pilgrim’s, in the area.

Competition

The Bank is competitive in attracting deposits but faces strong competition as it relates to originating real estate and other loans. Historically, most of the bank’s direct competition for deposits has come from credit unions, community banks, large commercial banks, and thrift institutions within our primary market areas. There are more than 62 FDIC insured banks with 465 offices and branches operating in the Bank’s markets, the majority of which are in the Jacksonville market (Duval, Clay, and St. Johns Counties). In recent years, competition also has come from institutions that largely deliver their services over the internet. Electronic banking such as this has the competitive advantage of lower infrastructure costs. Particularly during times of extremely low or extremely high interest rates, the Bank has faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. The Bank competes for these deposits by offering convenient locations, superior service, competitive rates and attractive deposit products. An arrangement that gives all of our customers access to over 900 ATMs at no charge, and the Bank’s “High Tide” deposit account, which gives customers the ability to obtain refunds for ATM surcharges, continue to provide the Bank with a positive competitive advantage. As of June 30, 2014 (the most recent date for which market share peer data is available), the Bank was ranked number 12 in Duval county market share, holding $205 million, or less than 1% of total deposits in the county. In Ware County, Georgia, the Bank is ranked number one with 24% of deposit market share, holding $145 million. The Bank holds approximately 3% of total deposit market share in Clay County, Florida, with approximately $34 million, and Coffee County, Georgia, with approximately $22 million. The Bank holds less than 1% of total deposit market share in St. John’s County, Florida, with approximately $22 million, and Chatham County, Georgia, with approximately $18 million.

Competition within our geographic markets also affects the Bank’s ability to obtain loans through origination or purchase as well as originating loans at rates that provide an attractive yield. Competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, nationally based homebuilders, and credit unions. Internet-based lenders also have become a greater competitive factor in recent years. Such competition for the origination and purchase of loans may limit future growth and earnings prospects.

The Bank’s website enables customers to open accounts online, which should help the Bank’s competitiveness in the electronic banking arena.

Lending Activities

General

Historically, the Bank has originated portfolio one- to four-family residential first and second mortgage loans, home-equity loans, and commercial real estate loans, and to a lesser extent commercial and residential construction loans, multi-family real estate loans, commercial business loans, and automobile and other consumer loans. We have not originated any land loans since 2008. We have not and currently do not originate or purchase sub-prime loans, low or no documentation loans (Alt-A), or offer teaser rate (low, temporary introductory rate) loans. Our current strategy has been to expand our warehouse lending, and small business lending, primarily through the SBA, and to emphasize originating commercial business and owner occupied commercial real estate loans to small businesses.

The Bank originates commercial loans through the SBA’s 7(a) and 504 Programs. SBA 7(a) loans are guaranteed by the SBA up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Bank typically, but not always, sells the guaranteed portion of the 7(a) loan into the secondary market at a premium. The Bank earns a 1% servicing fee on the 75% of the loan amount sold. These loans are non-recourse, other than for an allegation of fraud or misrepresentation on the part of the lender. The Bank generally retains the unguaranteed portion of SBA 7(a) loans. At December 31, 2014, the Bank’s SBA 7(a) loans totaled $9.0 million, or 2.0%, of gross portfolio loans.

In the 504 program, the Bank and the SBA are in different lien positions. The typical structure of a 504 loan is that the Bank is in a first lien position at a 50% loan-to-value (LTV), and the SBA is in a second lien position at a 40% LTV. The remaining 10% is an equity investment from the borrower. At December 31, 2014, the Bank’s SBA 504 loans totaled $12.2 million, or 2.7%, of gross portfolio loans.

The Bank also originates warehouse loans held-for-investment with mortgage banking companies which permit the mortgage banker to originate one- to four-family residential mortgage loans for sale in the secondary market. The third-party originator sells the loans and servicing rights to investors in order to repay the warehouse balance outstanding. The Bank earns interest until the loan is sold and typically earns fee income as well. Loans originated within the warehouse lending program generally have commitments to purchase from investors, are sold with no recourse, and are sold with servicing released to the investor. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days during 2014.

At December 31, 2014, the net loan portfolio totaled $446.9 million, which constituted 63.3% of total assets. Loans carry either a fixed or adjustable rate of interest. Mortgage loans have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month. Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly. Warehouse loans are underwritten and funded on an individual loan basis. A percentage of loans are randomly selected for advanced quality control or a third-party fraud-risk analysis report in addition to the standard underwriting process. SBA loans are underwritten in accordance with SBA guidelines and the Bank’s commercial credit policy. Commercial real estate, commercial business, multi-family and nonresidential construction loans have generally larger loan balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans.

At December 31, 2014, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $12.1 million. At December 31, 2014, there were no portfolio loans or group of portfolio loans to related borrowers with outstanding balances in excess of this amount.

The following table presents the composition of the Bank’s net portfolio loans, and other loans (held-for-sale and warehouse), in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$237,151	53.0%	$167,455	44.9%	$193,057	45.3%
Commercial	50,322	11.3%	48,356	12.9%	58,193	13.7%
Other (land and multi-family)	14,680	3.3%	15,790	4.2%	19,908	4.7%
Total real estate loans	302,153	67.6%	231,601	62.0%	271,158	63.7%

Real estate construction loans:
One- to four-family	2,580	0.6%	–	0.0%	–	0.0%
Commercial	2,939	0.6%	2,582	0.7%	5,049	1.2%
Acquisition and development	–	0.0%	–	0.0%	–	0.0%
Total real estate construction loans	5,519	1.2%	2,582	0.7%	5,049	1.2%

Other portfolio loans:
Home equity	46,343	10.4%	52,767	14.1%	63,867	15.0%
Consumer	49,854	11.2%	53,290	14.3%	61,558	14.4%
Commercial	43,119	9.6%	33,029	8.9%	24,308	5.7%
Total other portfolio loans	139,316	31.2%	139,086	37.3%	149,733	35.1%

Total portfolio loans	$446,988	100.0%	$373,269	100.0%	$425,940	100.0%

Less:
Allowance for portfolio loan losses	$(7,107)		$(6,946)		$(10,889)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	6,989		5,633		6,150
Total portfolio loans, net	$446,870		$371,956		$421,201

Total other loans (held-for-sale and warehouse loans held-for-investment)	$41,191		$22,179		$72,568

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$238,464	46.3%	$256,729	46.2%
Commercial	72,683	14.1%	72,048	13.0%
Other (land and multi-family)	29,134	5.7%	29,868	5.4%
Total real estate loans	340,281	66.1%	358,645	64.6%

Real estate construction loans:
One- to four-family	2,044	0.4%	7,589	1.4%
Commercial	4,083	0.8%	5,825	1.0%
Acquisition and development	–	0.0%	1,652	0.3%
Total real estate construction loans	6,127	1.2%	15,066	2.7%

Other portfolio loans:
Home equity	74,199	14.4%	85,082	15.3%
Consumer	70,838	13.8%	75,745	13.6%
Commercial	23,182	4.5%	21,268	3.8%
Total other portfolio loans	168,219	32.7%	182,095	32.7%

Total portfolio loans	$514,627	100.0%	$555,806	100.0%

Less:
Allowance for portfolio loan losses	$(15,526)		$(13,344)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	6,606		7,290
Total portfolio loans, net	$505,707		$549,752

Total other loans (held-for-sale and warehouse)	$61,619		$49,318

Portfolio Loans Maturities and Yields

The following table summarizes the contractual maturities of our portfolio loans at December 31, 2014:

	One- to Four-family		Commercial Real Estate		Other Real Estate (1)
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$76	7.84%	$2,786	5.61%	$7,595	4.15%
Greater than 1 to 3 years	917	7.16	4,071	4.44	931	6.13
Greater than 3 to 5 years	3,244	4.71	14,248	5.65	656	5.43
Greater than 5 to 10 years	6,814	4.76	10,092	5.33	1,949	5.66
Greater than 10 to 20 years	43,095	4.94	15,812	5.10	2,138	5.48
More than 20 years	183,005	4.61	3,313	5.60	1,411	6.30
Total portfolio loans	$237,151		$50,322		$14,680

	One- to Four-family Construction (2)		Commercial Construction (2)		Acquisition and Development
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$–	–%	$–	–%	$–	–%
Greater than 1 to 3 years	–	–	576	4.25	–	–
Greater than 3 to 5 years	–	–	512	4.75	–	–
Greater than 5 to 10 years	–	–	340	5.71	–	–
Greater than 10 to 20 years	509	3.10	514	4.75	–	–
More than 20 years	2,071	3.83	997	5.75	–	–
Total portfolio loans	$2,580		$2,939		$–

	Home Equity		Consumer		Commercial Other
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$213	5.73%	$9,489	12.45%	$11,080	3.70%
Greater than 1 to 3 years	566	7.70	3,749	9.08	3,142	5.38
Greater than 3 to 5 years	966	7.00	6,164	7.84	7,470	5.29
Greater than 5 to 10 years	7,309	7.02	5,470	8.51	9,839	5.30
Greater than 10 to 20 years	12,703	5.37	25,396	8.18	3,896	5.89
More than 20 years	24,586	5.18	1,286	7.97	7,692	6.00
Total portfolio loans	$46,343		$49,854		$43,119

	Total
	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (3)	$31,239	6.66%
Greater than 1 to 3 years	13,952	6.31
Greater than 3 to 5 years	33,260	5.90
Greater than 5 to 10 years	41,813	5.96
Greater than 10 to 20 years	102,363	5.80
More than 20 years	224,361	4.77
Total portfolio loans	$446,988

(1)	Land and multi-family.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing, and therefore, the schedule shows maturities for periods greater than one year.
(3)	Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate portfolio loans at December 31, 2014 that are contractually due after December 31, 2015:

	Due After December 31, 2015
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$123,772	$113,303	$237,075
Commercial	31,526	16,010	47,536
Other (land and multi-family)	4,232	2,853	7,085
Total real estate loans	159,530	132,166	291,696

Real estate construction loans:
One- to four-family	1,961	619	2,580
Commercial	514	2,425	2,939
Acquisition and development	–	–	–
Total real estate construction loans	2,475	3,044	5,519

Other portfolio loans:
Home equity	14,395	31,735	46,130
Consumer	39,985	380	40,365
Commercial	17,014	15,025	32,039
Total other portfolio loans	71,394	47,140	118,534

Total portfolio loans	$233,399	$182,350	$415,749

One- to Four-Family Real Estate Portfolio Lending

At December 31, 2014, one- to four-family residential mortgage loans totaled $237.2 million, or 53.0%, of gross portfolio loans. Generally, one- to four-family residential loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank underwrites all loans on a fully indexed, fully amortizing basis. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. Such collateral requirements are intended to protect the Bank from loss in the event of foreclosure.

The Bank added $35.0 million and $16.1 million of one- to four-family residential home loans to its portfolio during 2014 and 2013, respectively.

Properties securing one- to four-family residential mortgage loans are generally appraised by independent fee appraisers. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Historically, the Bank originated one- to four-family mortgage loans on both a fixed-rate and adjustable-rate basis, however, more recently the majority of originated loans were fixed rate due to the low interest rate environment. Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate loans are tied to a variety of indices including rates based on U.S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or five years which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the promissory note. As of December 31, 2014, the total amount of one- to four-family residential mortgage loans allowing for interest only payments totaled $9.9 million, or 2.2% of the total portfolio loans, and 4.2% of the total one- to four-family mortgage loan portfolio. We do not currently originate or purchase interest-only one- to four-family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with a five to 30 year maturity, with amortizations up to 30 years. The majority of the one- to four-family mortgage loans originated are secured by properties located in Northeast Florida and Southeast Georgia. During 2008 and continuing into 2014, the Bank implemented stricter underwriting guidelines related to the origination of one- to four-family residential mortgage loans secured by investment property.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

The Bank originates investor loans for one- to four-family properties on a limited basis, and the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor do we currently, originate sub-prime loans, option-ARMs, Alt-A loans, or similar loans.

Commercial Real Estate Lending

The Bank offers commercial real estate loans for both permanent financing and construction. Our current strategy has been to focus primarily on permanent financing to owner occupied businesses. These loans are typically secured by small retail establishments, office buildings, or income producing properties located in the Bank’s primary market areas. At December 31, 2014, permanent commercial real estate loans totaled $50.3 million, or 11.3%, of gross portfolio loans.

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

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors. Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank generally requires commercial real estate borrowers with aggregate balances in excess of $500,000 to submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Bank generally requires an income-to-debt service ratio of 1.2 times debt. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent state-licensed fee appraisers approved by the Bank’s Board of Directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market areas.

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

Other Real Estate Loans

As of December 31, 2014, other real estate secured loans totaled $14.7 million, or 3.3%, of gross portfolio loans and consisted mainly of land loans, but also included loans secured by multi-family property. In an effort to prevent potential exposure to additional credit risk due to the weak real estate values and credit quality in our market areas, the Bank no longer originates new land loans. Loans to commercial and individual borrowers secured by land totaled $11.7 million, or 2.6% of gross portfolio loans as of December 31, 2014. Generally, these loans carry a higher rate of interest than do residential permanent loans. The Bank generally underwrote land loans based on the borrower’s ability to repay, credit history and the appraised value of the subject property.

The Bank also offers loans secured by multi-family residential real estate. These loans are secured by real estate located in the Bank’s primary market areas. At December 31, 2014, multi-family residential loans totaled $3.0 million, or 0.7% of gross portfolio loans. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments and amortize over a period of up to 30 years. Loans secured by multi-family residential real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent state licensed fee appraisers approved by the Board of Directors.

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

Real Estate Construction Lending

As of December 31, 2014, real estate construction loans totaled $5.5 million, or 1.2% of gross portfolio loans. The real estate construction portfolio consists of both residential and commercial construction loans. As of December 31, 2014, the Bank had residential construction loans totaling $2.6 million, or 0.6% of gross portfolio loans, and commercial construction loans totaling $2.9 million, or 0.6% of gross portfolio loans.

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

Construction only loans to builders generally have a term of 12 months with a variable interest rate tied to the prime rate as published in The Wall Street Journal plus a margin ranging from 0.5% to 1.5% and a floor of 6.0%, with a loan-to-value ratio of no more than 80% of the cost of the construction or appraised value of the property, whichever is less. As of December 31, 2014, we had loans to one builder for the construction of pre-sold or speculative one- to four-family residential property and lot inventory that totaled $0.5 million. The Bank has not originated construction only loans since 2007.

Home-Equity Lending

The Bank generally originates fixed-term fully amortizing home equity loans. At December 31, 2014, the portfolio totaled $46.3 million, or 10.4%, of gross portfolio loans. Historically, the Bank originated open-ended, interest only home equity lines of credit. Due to the decline of both real estate values in our market areas and the increased risk inherent with second lien real estate financing, the Bank ceased originating home equity lines of credit in January 2009. The Bank generally underwrites one- to four-family home equity loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, home equity loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor. As of December 31, 2014, interest only lines of credit totaled $20.3 million, or 43.8% of the total home equity loan portfolio, and 7.2% of total loans collateralized by one- to four-family residential property. All home equity lines have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans

The Bank currently offers a variety of consumer loans, primarily manufactured home loans and automobile loans. At December 31, 2014, consumer loans totaled $49.9 million, or 11.2% of gross portfolio loans.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans originated primarily through an on-site financing broker after being underwritten by Atlantic Coast Bank. Loans secured by manufactured homes totaled $32.2 million, or 7.2% of gross portfolio loans as of December 31, 2014. Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. The Bank has not originated manufactured home loans since early in 2011, and does not intend to originate such loans in the future.

The second most significant component of our consumer loan portfolio consists of automobile loans. The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank. Loans secured by automobiles totaled $7.6 million, or 1.7% of gross portfolio loans as of December 31, 2014. Automobile loans have a fixed rate of interest and may carry terms up to six years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.

Consumer loans, except for those secured by manufactured homes, have shorter terms to maturity and are principally fixed rate, thereby reducing exposure to changes in interest rates, and carry higher rates of interest than one- to four-family residential mortgage loans. Consumer loans have an inherently greater risk of loss because they are predominantly secured by rapidly depreciable assets, such as automobiles or manufactured homes. In these cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Commercial Business Lending

The Bank also offers commercial business loans which may be secured by assets other than real estate. At December 31, 2014, commercial business loans totaled $43.1 million, or 9.6% of gross portfolio loans. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate of interest and terms of up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment. Once a loan is in the portfolio, the credit department monitors based on loan size, payment status, and borrower risk rating. Relationships with aggregate exposure of $500,000 or greater and lines of credit (regardless of amount) are required to submit financial statements annually. The Bank reviews the performance of these companies and affirms or changes their risk rating accordingly. Loans with borrowers whose risk ratings are monitor or special mention are reviewed and documented quarterly and those rated substandard are reviewed monthly. Loans that become past due 30 days or more are monitored daily and borrower risk ratings adjusted accordingly. Commercial business loans generally have higher interest rates than residential mortgage loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. In addition, the Bank originates commercial loans through the 7(a) Program and the 504 Program of the SBA.

Loan Originations, Purchases, and Sales

The Bank originates portfolio loans through its branch network, the internet, and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers, and builders are also important sources of loan originations. While the Bank originates both adjustable-rate loans and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market areas. Demand is affected by local competition, the real estate market, and the interest rate environment.

The Bank shut down its internal mortgage origination division in 2012, and moved to a referral model to originate mortgages. However, with the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans for investment, and intends to continue originating such loans internally.

Prior to 2008, the Bank occasionally purchased pools of residential loans originated by other banks when organic growth was not sufficient. These loan purchases were made based on the Bank’s underwriting standards, such as loan-to-value ratios and borrower credit scores. During 2013, the Bank reentered the business of purchasing pools of residential loans originated by other banks, and intends to continue purchasing such loans to supplement organic growth. The Bank purchased $61.7 million of these pooled loans during the year ended December 31, 2014. The Bank may purchase pooled loans secured by properties located in areas other than the Bank’s market areas, as necessary. Similarly, prior to 2008, the Bank also participated in commercial real estate loans originated by other banks. These participation loans were subject to the Bank’s usual underwriting standards as described above applicable to this type of loan. The Bank has not participated in a commercial real estate loan originated by another bank since May 2007.

From time-to-time, the Bank may sell residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk. The Bank has also utilized the services of a national loan sale advisor to sell nonperforming residential mortgage loans in the past. The Bank did not sell any such nonperforming loans during the year ended December 31, 2014.

Loans Held-for-Sale

Beginning in 2008 and continuing into 2012, the Bank regularly sold originated, conforming one- to four-family residential loans, both fixed rate and adjustable rate, including the related servicing, to other financial institutions in the secondary market for favorable fees. The Bank had not originated residential loans to be held-for-sale from mid-2012 through 2013, but began originating such loans again early in 2014.

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

Loan Approval Procedures and Authority

Lending authority per loan ranges from $100,000 to $1,000,000 based on the individual loan officer’s lending and loan underwriting experience. Loans which exceed an individual loan officer’s lending authority may be approved using the combined authority of another loan officer on loan amounts up to and including $1.0 million. Loans exceeding $1.0 million must be approved by our management loan committee.

Nonperforming and Problem Assets

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

Delinquent Loans

Total portfolio loans past due 60 days or more totaled $4.1 million, or 0.9% of total portfolio loans at December 31, 2014. Real estate loans 60 days or more past due totaled $3.2 million, or 0.7% of total loans at December 31, 2014. There were no construction loans 60 days or more past due at December 31, 2014. Other portfolio loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $0.9 million, or 0.2% of total loans at December 31, 2014.

Nonperforming Assets

Nonperforming assets consist of nonperforming portfolio loans, accruing portfolio loans past due 90 days and more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for nonperforming status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days and over are classified as nonperforming. For portfolio loans classified as nonperforming, interest income is not recognized until actually collected. At the time the loan is placed on nonperforming status, interest previously accrued but not collected is reversed and charged against current income.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Nonperforming portfolio loans
Real estate loans:
One- to four-family	$2,850	$2,677	$10,555	$16,108	$10,184
Commercial	501	―	8,643	14,238	7,228
Other (land and multi-family)	111	75	595	5,153	3,748

Real estate construction loans:
One- to four-family	―	―	―	―	―
Commercial	―	―	739	2,362	1,682
Acquisition and development	―	―	―	―	―

Other portfolio loans:
Home equity	212	400	2,212	4,091	2,403
Consumer	539	229	969	983	679
Commercial	322	―	1,171	3,680	2,201

Total nonperforming portfolio loans	4,535	3,381	24,884	46,615	28,125

Real estate owned
Real estate loans:
One- to four-family	94	191	1,592	886	1,532
Commercial	3,410	3,251	1,868	1,346	3,921
Other (land and multi-family)	404	1,783	4,441	2,917	4,192

Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	164	395	—
Acquisition and development	—	—	—	295	295

Other portfolio loans:
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	―	―	―	―	―

Total real estate owned	3,908	5,225	8,065	5,839	9,940

Total nonperforming assets	8,443	8,606	32,949	52,454	38,065

Troubled debt restructurings classified as impaired portfolio loans	$34,881	$34,199	$33,222	$35,325	$40,318

Ratios
Nonperforming portfolio loans to total portfolio loans	1.0%	0.9%	5.8%	8.9%	5.0%
Nonperforming portfolio loans to total assets	0.6%	0.5%	3.2%	5.9%	3.4%
Nonperforming assets to total assets	1.2%	1.2%	4.3%	6.7%	4.6%

At December 31, 2014, the Bank had $4.5 million in nonperforming portfolio loans, or 1.0% of total portfolio loans. Our largest concentration of nonperforming portfolio loans at December 31, 2014 was $2.9 million in nonperforming one- to four-family residential real estate loans. At December 31, 2014, three of the nonperforming one- to four-family residential real estate loans were jumbo loans (original loan amount exceeds $417,000) totaling $1.0 million in post charge-off balance.

Real estate acquired as a result of foreclosure is classified as other real estate owned (OREO). At the time of foreclosure or repossession, the property is recorded at estimated fair value less selling costs, with any write-down charged against the allowance for portfolio loan losses. As of December 31, 2014, the Bank had OREO of $3.9 million.

Portfolio loans for which terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms, it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans, and as of December 31, 2014, such portfolio loans totaled $0.7 million.

Classified Assets

Banking regulations provide for the classification of portfolio loans and other assets, such as OREO, debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for portfolio loan losses in an amount deemed prudent by management and reviewed its board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s regulatory reports with the OCC and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets (consisting primarily of portfolio loans and real estate owned) represented 25.6% of the Bank‘s equity capital and 3.2% of the Bank’s total assets at December 31, 2014.

There were no portfolio loans considered doubtful or loss at December 31, 2014 and 2013. Assets considered substandard were $18.5 million at December 31, 2014, down from $20.0 million at the end of 2013. The Bank also designates certain portfolio loans as special mention when it is determined a loan relationship should be monitored more closely. Portfolio loans are considered as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A portfolio loan considered as special mention in many instances may be performing in accordance with the loan terms. Special mention portfolio loans were $3.7 million and $3.1 million at December 31, 2014 and 2013, respectively. As of December 31, 2014 $4.5 million of classified portfolio loans were on nonperforming status, as compared to $3.4 million at the end of 2013.

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

At December 31, 2014, the allowance was $7.1 million, or 1.6% of total portfolio loans and 156.7% of total nonperforming portfolio loans. The following table sets forth activity in the Company’s allowance for the years indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Balance at beginning of year	$6,946	$10,889	$15,526	$13,344	$13,810

Charge-offs:
Real estate loans:
One- to four-family	(606)	(4,485)	(6,347)	(6,005)	(10,235)
Commercial	(191)	(2,452)	(2,756)	(2,274)	(1,314)
Other (land and multi-family)	(8)	(790)	(1,906)	(729)	(2,735)
Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	(1,145)	—	(3,342)
Acquisition and development	—	—	—	—	—
Other portfolio loans:
Home equity	(403)	(2,017)	(3,215)	(3,404)	(2,000)
Consumer	(595)	(2,131)	(1,567)	(1,471)	(1,773)
Commercial	(119)	(880)	(1,769)	(242)	(697)
Total charge-offs	(1,922)	(12,755)	(18,705)	(14,125)	(22,897)

Recoveries:
Real estate loans:
One- to four-family	224	961	1,036	483	687
Commercial	83	—	3	21	3
Other (land and multi-family)	42	63	8	36	124
Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Acquisition and development	—	—	—	—	—
Other portfolio loans:
Home equity	161	395	223	119	102
Consumer	301	289	305	262	276
Commercial	6	78	2	3	9
Total recoveries	817	1,786	1,577	924	1,201

Net charge-offs	(1,105)	(10,969)	(17,128)	(13,201)	(21,696)

Provision for portfolio loan losses	1,266	7,026	12,491	15,383	21,230

Balance at end of year	$7,107	$6,946	$10,889	$15,526	$13,344

Net charge-offs to average portfolio loans during this year (1)	0.3%	2.8%	3.2%	2.3%	3.5%
Net charge-offs to average nonperforming portfolio loans during this year	28.0%	77.0%	47.9%	35.3%	68.6%
Allowance for portfolio loan losses to nonperforming portfolio loans	156.7%	205.4%	43.8%	33.3%	47.4%
Allowance for portfolio loan losses as % of total portfolio loans (end of year) (1)	1.6%	1.8%	2.5%	3.0%	2.4%

(1)	Total portfolio loans are net of deferred fees and costs and purchase premiums or discounts.

The following table summarizes the allocation of the allowance by portfolio loan category at the dates indicated. The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,
	2014		2013		2012
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$3,206	53.0%	$3,188	44.9%	$4,166	45.3%
Commercial	1,023	11.3%	827	12.9%	958	13.7%
Other (land and multi-family)	225	3.3%	282	4.2%	986	4.7%

Real estate construction loans:
One- to four-family	16	0.6%	—	0.0%	—	0.0%
Commercial	19	0.6%	125	0.7%	50	1.2%
Acquisition and development	—	0.0%	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	992	10.4%	1,046	14.1%	2,636	15.0%
Consumer	844	11.2%	1,223	14.3%	1,448	14.4%
Commercial	663	9.6%	214	8.9%	645	5.7%

Unallocated	119	0.0%	41	0.0%	—	0.0%

Total	$7,107	100.0%	$6,946	100.0%	$10,889	100.0%

	At December 31,
	2011		2010
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$6,030	46.3%	$5,860	46.2%
Commercial	3,143	14.1%	2,443	13.0%
Other (land and multi-family)	1,538	5.7%	1,019	5.4%

Real estate construction loans:
One- to four-family	120	0.4%	18	1.4%
Commercial	—	0.8%	37	1.0%
Acquisition and development	—	0.0%	—	0.3%

Other portfolio loans:
Home equity	3,125	14.4%	1,663	15.3%
Consumer	885	13.8%	1,922	13.6%
Commercial	685	4.5%	382	3.8%

Unallocated	—	0.0%	—	0.0%

Total	$15,526	100.0%	$13,344	100.0%

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

The Company’s Board of Directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the Board of Directors. Investment activities are directed by the Chief Financial Officer in coordination with the Company’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds through deposit withdrawals and loan originations and purchases.

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

Accounting principles generally accepted in the United States of America (U.S. GAAP) requires investments be categorized as “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. As of December 31, 2014, $118.7 million of investment securities were classified as available-for-sale, while $17.9 million of investment securities were classified as held-to-maturity.

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

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the year ended December 31, 2014.

As of December 31, 2014 the Company’s security portfolio consisted of 33 securities available-for-sale, 25 of which were in an unrealized loss position, and 2 securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations as discussed below.

As of December 31, 2014, $131.5 million, or approximately 96.3%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2014.

During the year ended December 31, 2014, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations. As of December 31, 2014, the Bank held no non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

The following table sets forth the composition of the Company’s investment securities portfolio, excluding Federal Home Loan Bank stock at the dates indicated:

	At December 31,
	2014		2013		2012
	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities
	(Dollars in Thousands)
Securities available-for-sale:
U.S. Government – sponsored enterprises	$4,738	3.5%	$4,318	2.4%	$—	0.6%
State and municipal	5,083	3.7%	972	0.5%	979	0.6%
Mortgage-backed securities – residential	98,514	72.1%	130,914	73.1%	119,647	74.9%
U.S. Government collateralized mortgage obligation	10,364	7.6%	23,528	13.2%	39,119	24.5%
Total securities available-for-sale	$118,699	86.9%	$159,732	89.2%	$159,745	100.0%

Securities held-to-maturity:
Mortgage-backed securities – residential	17,919	13.1%	19,266	10.8%	—	0.0%
Total securities held-to-maturity	17,919	13.1%	19,266	10.8%	—	0.0%

Total investment securities	$136,618	100.0%	$178,998	100.0%	$159,745	100.0%

Portfolio Maturities and Yields

The composition and scheduled maturities of the investment securities portfolio at December 31, 2014, are summarized in the following table:

	More than Five Years through Ten Years		More than Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

Securities available-for-sale:
U.S. Government – sponsored enterprises	$—	—%	$5,000	3.00%	$5,000	$4,738	3.00%
State and municipal	3,245	2.56	1,826	2.66	5,071	5,084	2.59
Mortgage-backed securities – residential	5,497	2.50	94,364	2.56	99,861	98,513	2.56
U.S. Government collateralized mortgage obligations	—	—	10,776	1.65	10,776	10,364	1.65
Total securities available-for-sale	$8,742	2.52%	$111,966	2.50%	$120,708	$118,699	2.50%

Securities held-to-maturity:
Mortgage-backed securities – residential	$—	—%	$17,919	3.00%	$17,919	$17,886	3.00%
Total securities held-to-maturity	$—	—%	$17,919	3.00%	$17,919	$17,886	3.00%

Total investment securities (1)	$8,742	2.52%	$129,885	2.57%	$138,627	$136,585	2.56%

(1)	At December 31, 2014, the Company did not have any scheduled maturities one year or less, or more than one year through five years.

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

Capital Raise Transaction

On December 3, 2013, the Company raised $48.3 million in gross proceeds in a public offering. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million of the net proceeds of the offering to the Bank to maintain capital ratios at required levels, to support growth in the Bank's loan and investment portfolios, and for general corporate purposes.

Deposits

The Bank offers a variety of deposit accounts to consumers with a wide range of interest rates and terms. Deposits consist of time deposit, savings, money market, and demand deposit accounts. The Bank's origin as a credit union enables it to enjoy the benefit of long-term deposit customers. As a community bank, the Bank has historically paid higher rates on deposit accounts than large regional or national banks. The Bank relies primarily on competitive pricing policies, marketing and customer service to attract and retain these deposits. Additionally, the Bank has purchased time deposit accounts from brokers at costs and terms which are comparable or better to time deposits originated in the branch offices. The Bank had no brokered deposits at December 31, 2014. Under the Order, the Bank may not increase brokered deposits without prior written approval.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Pricing of deposits are managed to be consistent with overall asset and liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits, and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank of Atlanta (FHLB). Interest rates are reviewed regularly by senior management as a part of its asset-liability management actions. Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds. Despite this stability, the Bank’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, and weighted average annual interest rate payable for each account type, for the years ended December 31, 2014, 2013, and 2012:

	2014			2013			2012
	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
	(Dollars in Thousands)
Noninterest bearing demand	$41,670	9.27%	—%	$42,264	8.59%	—%	$40,466	8.06%	—%
Interest-bearing demand	67,844	15.10%	0.24%	71,757	14.58%	0.30%	75,440	15.02%	0.47%
Savings	66,936	14.89%	0.25%	70,096	14.24%	0.33%	76,310	15.19%	0.45%
Money market demand	103,576	23.04%	0.48%	104,228	21.17%	0.47%	118,005	23.49%	0.49%
Total transaction accounts	280,026	62.30%	0.30%	288,345	58.58%	0.33%	310,221	61.76%	0.41%

Certificates of deposit	169,473	37.70%	0.98%	203,920	41.42%	1.16%	192,109	38.24%	1.48%

Total deposits	$449,499	100.00%	0.55%	$492,265	100.00%	0.67%	$502,330	100.00%	0.82%

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 were approximately $84.8 million. The following table sets forth the maturity of those certificates as of December 31, 2014:

Amounts Maturing
(Dollars in Thousands)
Three months or less	$19,545
Over three months through six months	10,476
Over six months through one year	22,717
Over one year to three years	30,542
Over three years	1,540
Total	$84,820

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (repurchase agreements) with a carrying value of $66.3 million are secured by mortgage-backed securities as part of a structured transaction with a carrying amount of $75.6 million at December 31, 2014. The repurchase agreements have maturities occurring from June 2015 to July 2018.

Under the repurchase agreements, the buyer has the option to terminate individual transactions in whole the following quarter; there is no termination penalty if terminated by the buyer. There have been no early terminations.

Under the terms of a revised repurchase agreement that the Company entered into on August 2, 2012 with the counterparty on $51.3 million in carrying amount of the repurchase transactions, the Company is required to pledge additional collateral if its capital ratios decrease below the PCA rules defined levels of well-capitalized or adequately capitalized. The Company was above the PCA rules defined levels of well-capitalized at December 31, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At December 31, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $4.7 million, which approximates the termination penalty.

Information concerning repurchase agreements for the years indicated is summarized as follows:

	As of and For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Balance at end of period	$66,300	$92,800	$92,800
Average balance outstanding	$69,075	$92,800	$92,800
Maximum month-end balance	$78,300	$92,800	$92,800

Weighted average coupon interest rate during the period	4.96%	5.10%	5.10%
Weighted average coupon interest rate at end of period	4.94%	5.10%	5.10%
Weighted average maturity (months)	30	30	42

Federal Home Loan Bank Advances

Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to fund loan demand or when they meet asset and liability management goals. Borrowings have historically consisted primarily of advances from the FHLB; however, the Bank also has the ability to borrow from the Federal Reserve Bank of Atlanta under the Primary Credit program, the Secondary Credit program, and daylight overdraft capacity.

Advances from the FHLB may be obtained upon the security of mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features. At December 31, 2014, the Company had $123.7 million in FHLB advances outstanding. The Bank’s borrowing capacity with the FHLB has increased to $11.5 million at December 31, 2014 from $5.0 million at December 31, 2013.

The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of December 31, 2014, fair value exceeded the book value of the individual advances by $7.3 million, which was partially collateralized by portfolio loans and investment securities. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $29.3 million as of December 31, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

The following table sets forth information as to FHLB advances for the years indicated:

	As of and For the Years Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Average balance outstanding	$118,879	$110,000	$135,000
Maximum month-end balance	$134,333	$110,000	$135,000
Balance at end of year	$123,667	$110,000	$135,000

Weighted average coupon interest rate during the year	3.83%	4.11%	3.88%
Weighted average coupon interest rate at end of year	3.51%	4.11%	3.88%
Weighted average maturity (months)	30	39	43

During the year ended December 31, 2014, the Company paid off $81.3 million of the FHLB borrowings, including $61.3 million that had been borrowed during 2014. As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.

Subsidiary and Other Activities

At December 31, 2014, the Company did not have any active subsidiaries other than Atlantic Coast Bank. The Company has one inactive subsidiary, Atlantic Coast Development Group, LLC.

Employees

At December 31, 2014, the Bank had a total of 172 employees, including 6 part-time employees. The Company’s employees are not represented by any collective bargaining group.

Supervision and Regulation

General

The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries, including the Bank. Investors should understand that the primary objectives of the U.S. bank regulatory regime are the protection of depositors and consumers and maintaining the stability of the U.S. financial system, and not the protection of stockholders.

As a federal savings and loan holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the FRB). The Company is also subject to the rules and regulations of the Securities and Exchange Commission (the SEC) under the federal securities laws.

The Bank is a federal savings bank, subject to supervision and regulation by the OCC and by the FDIC. Some of the Bank’s retail operations are also subject to supervision and regulation by the Consumer Financial Protection Bureau (the CFPB).

The aforementioned regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the applicable federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public.

Set forth below is a brief description of the bank regulatory framework that is or will be applicable to the Company and the Bank. This description is not intended to describe all laws and regulations applicable to the Company. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, including changes in how they are interpreted or implemented, could have a material adverse impact on the Company or its subsidiaries (including the Bank) and their respective operations. In addition to laws and regulations, state and federal bank regulatory agencies (including the FRB, the FDIC, and the OCC) may issue policy statements, interpretive letters and similar written guidance applicable to the Company and its subsidiaries (including the Bank). These issuances also may affect the conduct of the Company’s business or impose additional regulatory obligations. The brief description below is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

Regulatory Agreements with the OCC and FRB

Consent Order and Supervisory Agreement. Effective December 10, 2010, the Company, the Bank and the Office of Thrift Supervision (OTS) entered into a supervisory agreement (the OTS Supervisory Agreement). The OTS Supervisory Agreement was assumed by the FRB as to restrictions that relate to the Company (the Supervisory Agreement). As it relates to the Bank, the OTS Supervisory Agreement was replaced by a Consent Order (the Order) with the OCC effective August 10, 2012. Among other things, the Order calls for the Bank to achieve and maintain certain capital levels. See Note 19. Regulatory Supervision of the Notes contained in this Report for further description of the provisions contained in the Order, as well as Item 1A. Risk Factors for a discussion of the risks associated with the Order. The Bank believes it has accomplished all materials requirements under the Order at December 31, 2014. Even though the Bank has achieved the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order. Due to the Order, the Bank is considered adequately capitalized as of December 31, 2014, despite meeting the minimum ratios required to be well-capitalized under the PCA rules.

The Supervisory Agreement between the Company and the FRB provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written FRB approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the FRB; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including a fundamental restructuring of the supervisory regime applicable to federal savings banks and savings and loan holding companies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Oversight Council, the FRB, the OCC and the FDIC.

Many of the requirements called for in the Dodd-Frank Act remain subject to final rulemaking or phase-in over time. Given the uncertainty associated with the implementation of the Dodd-Frank Act, the full extent of the impact such requirements will have on our operations continues to be unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on the Company’s operations and activities, both currently and prospectively.

Change in Thrift Supervisory Structure. The Dodd-Frank Act, among other things, as of July 21, 2011, transferred the functions and personnel of the OTS among the OCC, FDIC and FRB. As a result, the OTS no longer supervises or regulates savings associations or savings and loan holding companies. The Dodd-Frank Act preserves the federal savings association charter (which includes both federal savings associations and federal savings banks); however, supervision of federal savings banks, such as the Bank, has been transferred to the OCC. Most significantly for the Company, the Dodd-Frank Act has transferred the supervision of savings and loan holding companies, such as the Company, to the FRB while taking a number of steps to align the regulation of savings and loan holding companies to that of bank holding companies. The FRB has issued final rules to implement changes mandated by the Dodd-Frank Act, including requiring a savings and loan holding company to serve as a source of strength for its subsidiary depository institutions, requiring savings and loan holding companies to satisfy supervisory standards applicable to financial holding companies (e.g., “well capitalized” and “well managed” status) and, for most savings and loan holding companies, to elect to be treated as a financial holding company, in order to conduct those activities permissible for a financial holding company, and promulgating capital requirements for savings and loan holding companies (for example, under the so-called “Collins Amendment”). As a result of this change in supervision and related requirements, we also will generally be subject to new and potentially heightened examination and reporting requirements. The Dodd-Frank Act also provides various agencies with the authority to assess additional supervisory fees.

Creation of New Governmental Agencies. The Dodd-Frank Act creates various new governmental agencies such as the Financial Stability Oversight Council and the CFPB. The CFPB has a broad mandate to issue regulations, examine compliance and take enforcement action under the federal consumer financial laws, including with respect to the Company. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Limitation on Federal Preemption. The Dodd-Frank Act may reduce the ability of national banks and federal savings banks to rely upon federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal savings banks, has the ability to make preemption determinations where certain conditions are met, the new limitations placed on preemption determinations have the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to the Company, with attendant potentially significant changes in its operations and increases in its compliance costs. It could also result in uncertainty concerning compliance with attendant regulatory and litigation risks. While some uncertainty remains as to how the OCC will address preemption determinations going forward, on July 20, 2011, the OCC issued a final rule implementing certain Dodd-Frank Act preemption provisions. Among other things, the rule states that federal savings banks, such as the Bank, are subject to the same laws, legal standards and OCC regulations regarding the preemption of state law as national banks. In promulgating the rule, the OCC stated that its prior preemption determinations and regulations remain valid. As a result, we expect the Company should have the benefit of those determinations and regulations.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including federal savings banks. Most significantly, the new standards prohibit the Bank from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator compensation issued on August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Basel III. The OTS did not traditionally subject savings and loan holding companies, such as the Company, to consolidated regulatory capital requirements. The Dodd-Frank Act will subject the Company to new capital requirements that are not less stringent than such requirements generally applicable to insured depository institutions, such as the Bank, or quantitatively lower than such requirements in effect for insured depository institutions as of July 21, 2010.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as “Basel III”. The agreement is supported by the U.S. federal banking agencies and the final text of the Basel III rules was released by the Basel Committee on Banking Supervision on December 16, 2010.

As discussed in greater detail below in the subheading titled “Capital Requirements”, in July 2013, the Company’s primary federal regulator, the FRB, and the Bank’s primary federal regulator, the OCC, published final rules establishing a new comprehensive capital framework for U.S. banking organizations intended to implement some of the capital requirements proposed by Basel III. The enactment of these could increase the required capital levels of the Company and the Bank.

FDIC Insurance Assessments. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

Corporate Governance and Executive Compensation. The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and change-in-control payments. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Delayed, Phased-in Implementation. As noted above, many of the provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for the Company and its subsidiaries (including the Bank).

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts.

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

On July 2, 2013, the FRB approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the FRB in June 2012 and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

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

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

In addition, the final rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The opt-out election must be elected on the Bank’s March 31, 2015 Call Report.

The final rules also contain revisions to the PCA framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the PCA requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well-capitalized:”(i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which were effective for us beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

As of December 31, 2014, the Bank was in compliance with the minimum capital ratios required by the Order.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business. “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2014, the Bank held 83.4% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the FRB at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The OCC or FRB may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Failure to comply with the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing regulation, Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the institution. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the FRB. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. The Bank is in compliance with Regulation O.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions, including the Bank, and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulation. Under the PCA rules, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC. The Dodd-Frank Act increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000. The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 14 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, the Bank was in compliance with this requirement.

Federal Reserve System

FRB regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2014, the Bank was in compliance with these reserve requirements.

Other Laws/Regulations

The Bank’s operations are also subject to federal or state laws and regulations applicable to financial institutions which relate to credit transactions, products and services offered to consumers, anti-money laundering, anti-terrorism financing and financial privacy. These laws, include, without limitation, the following:

•	State usury laws and federal laws concerning interest rates and other charges collected or contracted for by the Bank;

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the sanctions programs enforced and administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;

•	The Gramm-Leach-Bliley Act, which, among other things, places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties; and

•	Rules and regulations of the various state and federal agencies charged with the responsibility of implementing such state or federal laws.

Holding Company Regulation

General. Atlantic Coast Financial Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the FRB. The FRB has enforcement authority over Atlantic Coast Financial Corporation and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank.

Atlantic Coast Financial Corporation’s activities are limited to those activities permissible for financial holding companies (if elected) or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, and the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The Company had no cumulative preferred stock or trust preferred securities outstanding as of December 31, 2014.

Source of Strength. The Dodd-Frank Act also extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. FRB policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Dividends. The Bank must notify the OCC thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OCC and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Securities Laws

Atlantic Coast Financial Corporation common stock is registered with the SEC. Atlantic Coast Financial Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer will be required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. The Company has existing policies, procedures and systems designed to comply with these regulations, and it seeks to further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the FRB. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB.

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

Alternative Minimum Tax

The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income modified by certain adjustments and tax preferences (alternative minimum taxable income or AMTI). The AMTI is reduced by an exemption amount to calculate AMT. AMT is payable to the extent AMT exceeds the regular income tax. Net operating losses generally can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Atlantic Coast Financial Corporation and Atlantic Coast Bank have been subject to the AMT and have $0.5 million available as credits for carryover.

Net Operating Loss Carryovers

Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, Atlantic Coast Financial Corporation and Atlantic Coast Bank have $7.1 million in net operating loss carryovers for federal income tax purposes which begin to expire in 2019. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

Internal Revenue Code § 382

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of a company limits the gross amount of net operating loss carryover a company can use per year (annual limitation). After a change in ownership occurs, recognition of certain losses during years one to five will have an adverse effect on the utilization of the annual limitation on net operating losses. Those recognized losses will be applied to the annual limitation before the net operating losses are applied. The annual limitation is discussed in detail in Note 14. Income Taxes of the Notes contained in this Report.

Corporate Dividends-Received Deduction

Atlantic Coast Financial Corporation may exclude from its federal taxable income 100% of dividends received from Atlantic Coast Bank as a wholly owned subsidiary pursuant to Internal Revenue Code § 243.

State Taxation

Net Operating Loss Carryovers

A corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years; however, net operating losses in Florida may only be carried forward for 20 taxable years. Through December 31, 2014, Atlantic Coast Financial Corporation and Atlantic Coast Bank had a Florida and Georgia net operating loss carryover of $6.0 million, which begins to expire in 2018. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

Income Taxation

Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Georgia corporate income tax, which is assessed at the rate of 6%. Atlantic Coast Financial Corporation and Atlantic Coast Bank are subject to Florida corporate income tax, which is assessed at the rate of 5.5%. For both states, taxable income generally means federal taxable income subject to certain modifications provided for in the applicable state statutes. Atlantic Coast Financial Corporation and Atlantic Coast Bank are not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years. As a Maryland corporation, Atlantic Coast Financial Corporation is required to file annual returns and pay annual fees to the State of Maryland.

Available Information

The Company makes available financial information, news releases and other information on the Company’s Web site at www.atlanticcoastbank.net. There is a link to obtain all filings made by the Company with the SEC, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the SEC. Stockholders of record may also contact the Company’s Chief Financial Officer, 4655 Salisbury Road, Suite 110, Jacksonville, Florida, 32256 or call (904) 998-5501 to obtain copies of these reports and amendments without charge.

ITEM 1A. RISK FACTORS

Our business, and an investment in our common stock, involves risks. The risk factors which management believes are material to our business and could negatively affect operating results, financial condition and the trading value of our common stock are summarized below. Other risk factors not currently known to management, or risk factors that are currently deemed to be immaterial or unlikely, could also adversely affect our business. In assessing the following risk factors, investors should also refer to the other information contained in this Report and the Company’s other filings with the SEC.

Risks Relating to Our Business and Operations

The Bank has entered into the Order with the OCC, which requires the Bank to develop strategic and capital plans to achieve and maintain specific capital levels, to implement liquidity and concentration risk management programs, to revise its problem asset reduction plan and to develop policies and procedures to prevent future violations of law or regulation. The Order will limit business activities that the Bank might otherwise engage in. While subject to the Order, the Bank’s management and Board of Directors will be required to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance. Non-compliance with the Order may lead to additional corrective actions by the OCC which could negatively impact our operations and financial performance.

Effective August 10, 2012, the Bank entered into the Order with the OCC. Pursuant to the Order, the Bank’s Board of Directors was to immediately take all necessary steps to ensure that the Bank’s management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Order, the Board of Directors had to adopt, implement, and thereafter ensure the Bank's adherence to specific procedures to prevent future violations and to general procedures addressing compliance, management of internal controls and employee education regarding laws, rules and regulations. The Order provides, among other things, for the following:

•	the Order replaces and, therefore, terminates the Supervisory Agreement entered into between the Bank and the OTS on December 10, 2010;

•	within 10 days of the date of the Order, the Board of Directors had to establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Order;

•	within 30 days of the date of the Order, the Board of Directors had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•	within 60 days of the date of the Order, the Board of Directors had to revise its problem asset reduction plan (PARP), the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful,” “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•	within 60 days of the date of the Order, the Board of Directors had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•	within 60 days of the date of the Order, the Board of Directors needed to develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	within 90 days of the date of the Order, the Board of Directors had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets in addition to certain other requirements;

•	within 90 days of the date of the Order, the Board of Directors had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	by December 31, 2012, the Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	if the Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, the Bank may be deemed undercapitalized for purposes of the Order;

•	the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC;

•	the Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board of Directors established limits and a restriction on purchasing bank owned life insurance (BOLI) until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital;

•	until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

•	following receipt of written no supervisory objection of its capital plan, the Board of Directors will monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014; and

•	the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan, remains in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC.

While subject to the Order, the Bank’s management and Board of Directors have been required, and will continue to be required, to focus a substantial amount of time on complying with its terms, which could adversely affect our financial performance and execution of our business strategy. Noncompliance could also subject us to regulatory sanctions.

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

The Supervisory Agreement may also have the effect of restricting or delaying our business, adding costs or negatively impacting our operations and financial performance.

If our nonperforming assets increase, our earnings may be reduced.

At December 31, 2014, our nonperforming assets totaled $8.4 million, or 1.20% of total assets. Our nonperforming assets may increase in future periods. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonperforming loans or real estate owned. We must establish the allowance for losses inherent in the loan portfolio that are both probable and reasonably estimable through the current period provision expenses, which are recorded as a charge to income. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are substantial collections costs such as legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

Atlantic Coast Bank’s borrowings from repurchase agreements and FHLB advances materially impacts the Bank’s net interest margin and exposes Atlantic Coast Bank's capital and results of operations to significant risk.

As of December 31, 2014, the Bank had $66.3 million of repurchase agreements comprised of structured notes with two different counterparties in amounts totaling $51.3 million and $15.0 million, respectively. The individual agreements take the form of term repurchase agreements with maturities beginning in 2015 and final maturities in 2018. The interest rate terms are generally variable based on an index with an associated cap, such as 9.50% minus 3 month LIBOR, with a cap of 5.50%. The counterparties to the repurchase agreements have an option to lock in interest rates at a fixed rate each quarter. Due to the low LIBOR interest rate environment that has existed over the last two years, each of the counterparties has exercised their options to fix the rate at ceiling maximums. The weighted average coupon interest rate of the repurchase agreements as of December 31, 2014 was 4.94%, and the weighted average maturity was 30 months.

The Bank has $123.7 million of FHLB advances, with fixed interest rate terms. The weighted average rate of the FHLB advances as of December 31, 2014 was 3.51%, and the weighted average maturity was 30 months.

Due to the unusually low long term interest rate environment being promoted by the FRB, yields on the investment securities collateralizing the repurchase agreements and the yields on the loans collateralizing the FHLB advances have been decreasing. At December 31, 2014 the weighted average coupon on the securities collateralizing the repurchase agreements, was approximately 2.52%, and the weighted average coupon on the loans and securities collateralizing the FHLB borrowings was approximately 5.41% and 2.63%, respectively. Given the announced intentions of the FRB to hold interest rates at their current levels until certain economic measures are reached, the repurchase agreements and the FHLB advances are expected to have a negative impact to our net interest margin and represent a potential barrier to increased profitability. The Bank has the option to terminate the repurchase agreements at the market rate of the debt, which as of December 31, 2014 exceeded the principal balance outstanding by $6.2 million. Additionally, the Bank has the option to prepay the FHLB advances prior to maturity at fair value, which as of December 31, 2014 exceeded the book value of the advances by $7.3 million.

Based on reductions by the FHLB in the assessed value of loan collateral pledged for Atlantic Coast Bank’s FHLB debt and increased prepayment speed of residential loans, a shortfall in loan collateral now exists. To the extent new loan collateral is not available, the Bank will have to acquire and pledge investment securities in order to meet the FHLB’s collateral requirements which may reduce earnings and total available liquidity.

Due to the Bank’s credit rating with the FHLB, the assessed value of loan collateral was decreased during 2012. In addition, the largest loan category pledged as collateral for the FHLB debt, one- to four-family residential mortgages, has experienced faster prepayments due to the low mortgage interest rate environment. To the extent that a collateral shortfall occurs, the Bank will have to pledge either additional collateral, eligible securities or cash to the FHLB. Due to current low yields available on such securities as compared to yields available on higher interest-earning assets such as loans it is likely interest income will be less and earnings will be negatively impacted. Further, pledging investment securities or cash that otherwise could be available for liquidity needs may impact the Bank’s ability to meet loan growth or other liquidity needs and result in further restrictions by the OCC.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market, including the secondary market for residential mortgage loans, could hurt our business.

As of December 31, 2014, approximately 80.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing those loans, which in turn could adversely affect our profitability and asset quality. If we were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Additionally, weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges and uncertainty, including uncertainty with respect to U.S. monetary policy, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect our financial position and results of operations.

We continue to hold and acquire other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.

We foreclose on and take title to the real estate serving as collateral for some of our loans as part of our business. Real estate owned by us and not used in the ordinary course of operations is referred to as OREO. At December 31, 2014, we had $3.9 million of OREO. In the past, increased OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. Our earnings could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any decrease in real estate market prices could lead to additional OREO write-downs, with a corresponding expense in our statement of operations. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The potential expenses associated with OREO and any further write-downs on such properties could have a material adverse effect on our financial condition and results of operations.

We may be exposed to environmental liabilities with respect to properties that we take title to upon foreclosure that could increase our costs of doing business and harm our results of operations.

In the course of our activities, we may foreclose and take title to residential and commercial properties and become subject to environmental liabilities with respect to those properties. The laws and regulations related to environmental contamination often impose liability without regard to responsibility for the contamination. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.

Hurricanes or other adverse weather events could negatively affect our local markets or disrupt our operations, which would have an adverse effect on our business and results of operations.

Our market areas in Florida and Georgia are susceptible to hurricanes, tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, related flooding and wind damage and other similar weather events. As a result of the potential for such weather events, many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

New mortgage lending rules may constrain Atlantic Coast Bank’s residential mortgage lending business.

Over the course of 2013 and 2014, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability. In either case, the Bank may find it necessary to tighten its mortgage loan underwriting standards, which may constrain our ability to make loans consistent with our business strategies.

If economic conditions deteriorate or the economic recovery remains slow over an extended period of time in our primary market areas of Jacksonville, Florida and Ware County, Georgia, our results of operation and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing the loans decreases. This geographic concentration in loans secured by one- to four-family residential real estate may increase credit losses, which could increase the level of provision expense.

Financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Georgia and Florida state governments and other significant external events. We held approximately 24% of the deposits in Ware County, the county in which Waycross, Georgia is located, as of December 31, 2014. We had less than 1% of the deposits in the Jacksonville, Florida, metropolitan area as of December 31, 2014. Additionally, our market share of loans in Ware County is significantly greater than our share of the loan market in the Jacksonville metropolitan area. As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. As of December 31, 2014, approximately 63% of our total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in Northeast Florida and Southeast Georgia. We had $170.0 million, or approximately 38.0%, of our net loan portfolio secured by one- to four-family residential property in Florida and $71.8 million, or approximately 16.1%, of such properties in Georgia. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings. The unemployment rate for the Jacksonville, Florida metropolitan area was an estimated 5.1% as of December 31, 2014. The unemployment rate for Ware County, Georgia was an estimated 8.4% as of December 31, 2014.

Legislative action regarding foreclosures or bankruptcy laws may negatively impact our business.

Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms will in some instances require us to advance principal, interest, tax and insurance payments, which is likely to negatively impact our business, financial condition, liquidity and results of operations

Our loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase the level of provision expense.

Our outstanding commercial real estate, commercial business, construction, multi-family, manufactured home, automobile and other consumer loans accounted for approximately 37% of our total loan portfolio as of December 31, 2014. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties.

Historically, these loans have had higher risks than loans secured by residential real estate for the following reasons:

•	Commercial Real Estate and Commercial Business Loans. Repayment is dependent on income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service;

•	Multi-Family Real Estate Loans. Repayment is dependent on income being generated by the rental property in amounts sufficient to cover operating expenses and debt service;

•	Single Family Construction Loans. Repayment is dependent upon the successful completion of the project and the ability of the contractor or builder to repay the loan from the sale of the property or obtaining permanent financing;

•	Commercial and Multi-Family Construction Loans. Repayment is dependent upon the completion of the project and income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service. The collateral cannot be liquidated as easily as residential real estate and may involve expensive workout techniques. It may also involve large balances of loans to single borrowers or related groups of borrowers. Commercial business loans may be collateralized by equipment, inventory, accounts receivable, etc. which are difficult to liquidate in an event of default; and

•	Consumer Loans. Consumer loans (such as automobile and manufactured home loans) are collateralized, if at all, with assets that may not provide an adequate source of repayment of the loan due to depreciation, damage or loss.

If these non-residential loans become nonperforming, we may have to increase our provision expense which would negatively affect our results of operations.

Our loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment. The resulting high loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Much of our portfolio lending is in one- to four-family residential properties generally located throughout Northeast Florida and Southeast Georgia. As a result of originating loans during a period of rising real estate values and historically low interest rates, based on the Company’s most recent analysis, approximately 8% of the residential loan portfolio collateral is deficient due to a decline in real estate values since origination.

Many of our residential mortgage loans are secured by liens on mortgage properties, and we believe some of our borrowers may have reduced equity. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Repayment risk associated with our adjustable rate loans may increase as interest rates rise.

Given the historically low interest rate environment in recent years, our adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level. As interest rates rise, such loans may involve repayment risks resulting from potentially increasing payment obligations by borrowers due to re-pricing. At December 31, 2014, there were $200.6 million in adjustable rate loans, which made up approximately 44.2% of the loan portfolio.

If the allowance is not sufficient to cover actual losses, income and capital will be negatively affected.

Our allowance was $7.1 million, or 1.6% of total loans, at December 31, 2014. In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans, the estimate of impairment is based on the underlying collateral if collateral-dependent, and if such loans are not collateral-dependent, the estimate of impairment is based on a cash flow analysis. If management’s assumptions are incorrect, the allowance may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance is also periodically reviewed by the OCC, who may require us to increase the amount. Additions to the allowance would be made through increased provision expense and would negatively affect our net income and results of operations.

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

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on our net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. We are subject to interest rate risk to the degree that our interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest earning assets. Significant fluctuations in interest rates could have a material adverse impact on our business, financial condition, results of operations or liquidity.

Our interest rate risk measurement and management techniques incorporate the re-pricing and cash flow attributes of our balance sheet and off-balance sheet instruments as they relate to current and potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other techniques under multiple interest rate scenarios. Management’s objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in our balance sheet.

Future changes in interest rates could impact our financial condition and results of operations.

The FRB maintained the federal funds rate at the historically low rate of 0.25% during 2013 and 2014 and is expected to continue this policy in 2015. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the amount of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A similar prepayment risk exists for our investment portfolio which is primarily made up of mortgage-related securities, with the added impact of accelerated recognition of premiums paid to acquire the investment security. A significant reduction in interest income could have a negative impact on our results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect income because higher rates may reduce the demand for loans and the value of mortgage-related investment securities.

At December 31, 2014, we had $190.0 million in long-term borrowings, comprised of $123.7 million of FHLB advances and $66.3 million of repurchase agreements, with the earliest maturities beginning in 2015 and final maturities occurring in 2019. The weighted average coupon interest rate of the long-term borrowings as of December 31, 2014 was 4.01%, and accounted for approximately 76.3% of interest expense for the year ended December 31, 2014. Given the announced intentions of the FRB to hold interest rates at their current levels until certain economic measurements are achieved, the long term borrowings are expected to have a negative impact to the net interest margin.

Operating expenses are high as a percentage of our net interest income and noninterest income, making it more difficult to maintain profitability.

Noninterest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents noninterest expense divided by the sum of our net interest income and our noninterest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2014, 2013, and 2012, our efficiency ratios were 89.2%, 119.5%, and 79.6%, respectively. Generally, this means we spent approximately $0.89, $1.20, and $0.80 during those periods to generate $1.00 of income.

If we are unable to generate additional noninterest income from sales of SBA loans or mortgage loans originated for sale, it could have a material adverse effect on our business as service charges and deposit fees are expected to continue to be under pressure.

For the year ended December 31, 2014, our service charges and deposit fees were $2.8 million, or 43.3% of total noninterest income, while gains from the sale of SBA loans and mortgage loans originated for sale were $0.9 million, or 13.4% of total noninterest income. Gains earned from the sale of SBA loans and from the sale of mortgage loans originated for sale are expected to be an increasingly larger part of our noninterest income under our business strategy. If our plans to increase SBA lending or reenter the mortgage banking business result in less loan originations or smaller levels of gains, our operating results could be materially affected.

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We established a valuation allowance for our net federal and state deferred tax asset after evaluating the positive and negative evidence in accordance with U.S. GAAP. U.S. GAAP requires more weight be given to objective evidence, such as past performance. Realization is dependent on future operating results, and our operating losses from 2008 through 2013 currently carry more weight than our earnings in 2014 or any forecasted earnings.

Under the rules of IRC § 382, a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the SEC. In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL position recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, the Company wrote off approximately $61.0 million of federal net operating loss carryover, all of which had been previously reserved for with a valuation allowance.

As of December 31, 2014, we evaluated the expected realization of our federal and state deferred tax asset which, prior to a valuation allowance, totaled $8.9 million and was primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and the net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon generating taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support our growth.

Strong competition in our primary market areas may reduce our ability to attract and retain deposits and also increase our cost of funds.

The Bank operates in a very competitive market for the attraction of deposits, the primary source of our funding. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years, competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs and substantially greater resources and lending limits and may offer services we do not provide. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest-bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, we incur a higher cost of funds in an effort to attract and retain customer deposits. We strive to grow our lower cost deposits, such as noninterest-bearing checking accounts, in order to reduce our cost of funds.

Wholesale funding sources may be unavailable to replace deposits at maturity and support our liquidity needs or growth.

The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As part of our liquidity management, we use a number of funding sources in addition to non-maturity deposit growth and repayments and maturities of loans and investments.

In the past, brokered deposits have been solicited as a source of funds. However, under the Order with the OCC entered into in August 2012, we cannot accept, renew or roll over any brokered deposits without prior regulatory approval. As a result, we had no brokered deposits at December 31, 2014.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as Atlantic Coast Bank, up to $250,000 per account. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. If our financial condition deteriorates or if the Bank's regulators otherwise have supervisory concerns, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

Financial reform legislation has, among other things, eliminated the OTS, tightened capital standards and created the Consumer Financial Protection Bureau, and will continue to result in new laws and regulations that are expected to increase our costs of operations and compliance.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Among other things, as a result of the Dodd-Frank Act:

•	the OCC became the primary federal regulator for federal savings banks such as Atlantic Coast Bank (replacing the OTS), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including the Company;

•	effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•	the FRB is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, recently proposed rules would not provide such a transition period for savings and loan holding companies;

•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•	the CFPB has been established, which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Atlantic Coast Bank, will be examined by their applicable bank regulators; and

•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

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

We are also subject to fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act. Both federal/state agencies and individuals can challenge an institution's performance under these laws. This can impact our ratings under the Community Reinvestment Act and result in sanctions, including damages and civil money penalties, injunctive relief, etc., which could negatively impact business and operations.

Anti-money laundering laws and regulations require institutions to maintain effective programs and file suspicious activity and currency transaction reports. If our policies and procedures are deficient, we may be subject to liability, which would negatively impact our business.

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

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital. Beginning in 2015, our minimum capital requirements will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required of Atlantic Coast Bank. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us. As of December 31, 2014, the Bank would have been in compliance with the minimum capital requirements set forth in Basel III.

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

Additionally, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for Atlantic Coast Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business models, and increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new Liquidity Coverage Ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario, and a Net Stable Funding Ratio, which imposes a similar requirement over a one-year period. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations and adversely affect our results and financial condition.

New regulations could adversely impact our earnings due to, among other things, increased compliance costs or costs due to noncompliance.

The CFPB has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain features, including, but not limited to: (i) excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); (ii) interest-only payments; (iii) negative-amortization; and (iv) terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our growth or profitability.

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the FRB, adopted final rules (the Final Rules) implementing the so-called Volcker Rule embodied in Section 13 of the Bank Holding Company Act, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as the Company, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules became effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. Management is currently evaluating the Final Rules, which are lengthy and detailed.

We may be unable to successfully implement our business strategy and as a result, our financial condition and results of operations may be negatively affected.

Our future success will depend on management’s ability to successfully implement its business strategy, which includes managing nonperforming assets and operating expenses, reentering the mortgage banking market, and continuing to grow our commercial and industrial lending, warehouse lending, and small business lending businesses, as well as our banking services to small businesses. While we believe we have the management resources and internal systems in place to successfully implement our strategy, it will take time to fully implement our strategy. We expect that it may take a significant period of time before we can achieve the intended results of our business strategy. During the period we are implementing our plan, our results of operations may be negatively impacted. In addition, even if our strategy is successfully implemented, it may not produce positive results.

Additionally, future success in the expansion of mortgage banking, commercial and industrial lending to small businesses, and warehouse lending will depend on management’s ability to attract and retain highly skilled and motivated loan originators. The Bank competes against many institutions with greater financial resources to attract these qualified individuals. Failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements, therefore, we must effectively manage our information systems and information systems risk.

We rely heavily on our communications and information systems to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of our competitors invest substantially greater resources in technological improvements than we do. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.

Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any interruption or failure of these systems could impair our ability to serve our customers and to operate our business, and may damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement, or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot provide assurance that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures. While we maintain an insurance policy we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, we cannot provide assurance that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing.

We collect and store sensitive data, including personally identifiable information of our customers and employees. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships.

We may be subject to losses due to the errors or fraudulent behavior of employees or third parties.

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

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

The Bank is currently subject to extensive laws and regulations, as well as supervision and examination by the OCC, and by the FDIC, which insures the Bank’s deposits. As a savings and loan holding company, we are also currently subject to regulation and supervision by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities. Intended to protect clients, depositors, the deposit insurance fund, and the overall financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations or restrictions on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than U.S. GAAP, among other things.

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

Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets, and, to the extent that we participate in any programs established or to be established by the U.S. Treasury or by the federal bank regulatory agencies, there will be additional and changing requirements and conditions imposed on us. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.

We rely on our management team for the successful implementation of our business strategy.

Turnover of key management and directors, or the loss of other senior managers could have a disproportionate impact on the Company and may have a material adverse effect on our ability to implement our business plan and comply with the terms of the Order. As we are a relatively small bank with a relatively small management team, certain members of our senior management team have more responsibility than his or her counterpart typically would have at a larger institution with more employees, and we have fewer management-level personnel who are in a position to assume the responsibilities of our executive management team.

Risks Relating to Ownership of Our Common Stock

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, approximately 18,000 shares per day in 2014, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. If our Market Value of Publicly Held Shares (as defined under NASDAQ rules) falls below $5.0 million or the price per share of the common stock falls below $1.00 for a specified amount of time, under applicable NASDAQ rules, we will generally have 180 calendar days from the date of the receipt of the notification from NASDAQ that we have failed to comply with its applicable listing standards to regain compliance with those standards. If we are unable to regain compliance, we may have to transfer the listing of our common stock to the NASDAQ Capital Market or begin trading on the over-the-counter market, which may adversely affect the trading market for our shares.

Our ability to pay dividends is limited.

We have not paid dividends to our common stockholders since July 2009. Our ability to pay dividends is limited by the Supervisory Agreement with the FRB, regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of the business, including capital needs related to future growth. The Company’s primary source of funds available for the payment of dividends is the dividend payments we receive from Atlantic Coast Bank. Atlantic Coast Bank, in turn, is subject to the Order and regulatory requirements, which potentially limits its ability to pay dividends to the Company, and by the Bank’s need to maintain sufficient capital for its operations and obligations. We cannot provide assurances that we will be able to pay dividends to common stockholders in the future, and, if we are able to pay dividends, we cannot provide assurances as to the amount or timing of any such dividends. If we are able to pay dividends in the future, we cannot provide assurances that those dividends will be maintained, at the same level or at all, in future periods.

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

We may issue additional shares of common stock, preferred stock or equity, debt or derivative securities, which could adversely affect the value or voting power of the shares of common stock.

In addition to the securities that we expect to issue upon the exercise of outstanding stock options and the vesting of restricted stock, we may also issue shares of capital stock in future offerings, acquisitions or other transactions, or may engage in recapitalizations or similar transactions in the future, the result of which could cause stockholders to suffer dilution in book value, market value or voting rights. Our Board of Directors has authority to engage in some of these transactions, particularly additional equity, debt or derivative securities offerings or issuances, without stockholder approval. If our Board of Directors decides to approve transactions that result in dilution, the value and voting power of shares of our common stock could decrease.

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

Our authorized capital stock includes 25,000,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our Board of Directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our Board of Directors is empowered to determine:

•	the designation and number of shares constituting each series of preferred stock;

•	the dividend rate for each series;

•	the terms and conditions of any voting, conversion and exchange rights for each series;

•	the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

•	the provisions of any sinking fund for the redemption or purchase of shares of any series; and

•	the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

Our articles of incorporation and bylaws may prevent or delay favored transactions, including our sale or merger or our issuance of stock or sale of assets.

Certain provisions of our articles of incorporation and bylaws and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of Directors, including:

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

It is possible, however, that a takeover attempt could be beneficial because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock and could provide an opportunity to liquidate investments.

Our regulators could adversely affect our ability to enter into corporate transactions, including mergers with other entities.

The Company is registered with the FRB as a bank holding company under the Bank Holding Company Act of 1956 (the BHCA). As a result, we are subject to supervisory regulation and examination by the FRB. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. These laws may discourage certain persons from acquiring control of us. Additionally, federal and state approval requirements may delay or prevent certain persons from acquiring us.

As a Maryland corporation, we are subject to Maryland General Corporation Law (MGCL). Subject to certain exceptions, MGCL provides that a “business combination” between a Maryland corporation and an “interested stockholder,” or an affiliate of an interested stockholder, is prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, and after the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by the Board of Directors and approved by the affirmative vote of at least: (i) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock, voting together as a single voting group, and (ii) two-thirds of the votes entitled to be cast by holders of voting stock other than the shares held by the interested stockholder or an affiliate or associate of the interested stockholder, voting together as a single voting group. The supermajority vote requirements do not apply, however, if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.

The MGCL generally defines an interested stockholder as: (i) any person who beneficially owns 10% or more of the voting power of the voting stock after the date on which the corporation had 100 or more beneficial owners of its stock; or (ii) an affiliate or associate of the corporation who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation’s then-outstanding voting stock at any time within the two-year period immediately prior to the date in question, and after the date on which it had 100 or more beneficial owners of its stock. A person is not an interested stockholder under the statute if the Board of Directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. The business combinations covered by the MGCL generally include mergers, consolidations, statutory share exchanges, or, in certain circumstances, certain transfers of assets, certain stock issuances and transfers, liquidation plans and reclassifications involving interested stockholders and their affiliates, or issuances or reclassifications of equity securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2014, Atlantic Coast Bank had eleven full-service offices, one drive-up facility, office space for the home and executive office site (which includes a drive-up ATM), office space for human resources, and office space for the lending department. Atlantic Coast Bank owns all locations except the branch location in Orange Park, Florida, the home and executive office site in Jacksonville, Florida, and the two offices in Lake Mary, Florida, all of which are leased. The net book value of the investment in premises, equipment and fixtures, excluding computer equipment, was approximately $14.0 million at December 31, 2014.

Management believes the Company’s facilities are suitable for their intended purposes and adequate to support its current and projected business needs. Atlantic Coast Bank continuously reviews its branch locations in order to improve the visibility and accessibility of the Bank’s locations.

The following table provides a list of the Company’s offices and branches:

	Owned or	Lease	Net Book Value
Location	Leased	Expiration Date	December 31, 2014
			(Dollars in Thousands)

HOME AND EXECUTIVE OFFICE:
4655 Salisbury Road, Suite 110	Leased	March 2020	$72
Jacksonville, FL 32256

BRANCH OFFICES:
505 Haines Avenue	Owned	—	1,312
Waycross, GA 31501

400 Haines Avenue	Owned	—	64
Waycross, GA 31501
(Drive-up Facility)

2110 Memorial Drive	Owned	—	529
Waycross, GA 31501

1390 South Gaskin Avenue	Owned	—	370
Douglas, GA 31533

213 Hwy 80 West	Owned	—	265
Garden City, GA 31408

10328 Deerwood Park Blvd.	Owned	—	1,039
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	—	905
Jacksonville, FL 32221

930 University Avenue, North	Owned	—	916
Jacksonville, FL 32211

2766 Race Track Road	Owned	—	1,844
Jacksonville, FL 32259

1700 South Third Street	Owned	—	1,484
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	—	3,491
Neptune Beach, FL 32233

1567 Kingsley Avenue	Leased	January 2018	515
Orange Park, FL 32073

OTHER OFFICES:
255 Primera Blvd., Suite 160	Leased	October 2015	—
Lake Mary, FL 32746

1001 Heathrow Park Lane, Suite 4019	Leased	August 2015	—
Lake Mary, FL 32746

276 Paseo Reyes Drive	Owned	—	346
St. Augustine, FL 32095

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 6, 2015, there were 15,509,061 shares of common stock issued and outstanding, with approximately 1,750 stockholders, including stockholders of record and beneficial stockholders.

The Company paid quarterly dividends from May 2005 until September 2009, at which time the Company suspended its regular quarterly cash dividend. Future cash dividend payments by the Company will be primarily dependent on cash dividends it receives from its subsidiary, Atlantic Coast Bank. Additionally, under the OCC regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings. Under normal circumstances, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OCC regulations. However, under the Consent Order entered into with the OCC on August 10, 2012, dividends or other capital distributions cannot be declared or paid prior to receiving a written non-objection from the OCC. The Consent Order also requires Atlantic Coast Bank to obtain approval of the OCC at least 30 days prior to declaring a dividend payment or distribution of capital. It is unlikely the Company will pay dividends to stockholders in the near future. Additionally, the Supervisory Agreement between the Company and the FRB prohibits the Company from declaring or paying any dividends or making any other capital distributions without the prior written approval of the FRB.

The following table sets forth the quarterly high and low sales prices and dividends declared on the Company’s common stock for the years ended December 31, 2014 and 2013:

	High	Low	Dividends
Fiscal 2014:
Fourth quarter (October 1 – December 31)	$4.24	$3.76	$0.00
Third quarter (July 1 – September 30)	4.26	3.84	0.00
Second quarter (April 1 – June 30)	4.44	4.00	0.00
First quarter (January 1 – March 31)	4.69	3.82	0.00

Fiscal 2013:
Fourth quarter (October 1 – December 31)	$4.44	$3.00	$0.00
Third quarter (July 1 – September 30)	5.25	3.46	0.00
Second quarter (April 1 – June 30)	6.88	4.38	0.00
First quarter (January 1 – March 31)	4.95	1.81	0.00

The Company did not repurchase any shares of its common stock during the year ended December 31, 2014.

The table below sets forth information, as of December 31, 2014, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders. The number and exercise price of the stock awards have been adjusted to reflect the 0.1960 exchange ratio as a result of the completion of the second step conversion.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by stockholders	64,959	$49.40	72,484
Equity compensation plans not approved by stockholders	–	–	–
Total	64,959	$49.40	72,484

(1)	Consists of options to purchase 64,959 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	Consists of stock options for 72,484 shares of common stock available to be granted from the Atlantic Coast Federal Corporation 2005 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable because the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (this MD&A) is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and accompanying Notes of the Company appearing elsewhere in this Report (the Notes).

General Description of Business

The principal business of the Company and the Bank consists of attracting retail deposits from the general public and investing those funds primarily in first mortgages on owner-occupied, one- to four-family residences and home equity loans for retention in our loan portfolio, warehouse loans held-for-investment, and, to a lesser extent, automobile and other consumer loans originated for retention in our loan portfolio. In addition, we increasingly focus on small business lending through our SBA lending programs, as well as commercial business and owner-occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and brokers. The Company sells the guaranteed portion of loans originated through SBA lending rather than hold such guaranteed portion of the loans in its portfolio. The Company originates multi-family residential loans and commercial construction and residential construction loans. The Company also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac, and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans, and other income.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, money market, demand deposit and time deposit accounts with terms ranging from 90 days to five years. In accordance with the Order entered into with the OCC on August 10, 2012, interest rates paid on deposits are limited and subject to national rates published weekly by the FDIC. Deposits are primarily solicited in the Bank’s market areas of Northeast Florida and Southeast Georgia to fund loan demand or other liquidity needs.

See Item 1. Business and Item 8. Financial Statements and Supplementary Data in this Report for further information related to financial condition and results of operation.

Business Strategy

Overview

Our primary objective is to operate a community-oriented financial institution, serving customers in our primary market areas while providing stockholders with a solid long-term return on capital. Accomplishing this objective will require financial strength based on a strong capital position and the implementation of business strategies designed to return the Company to profitability consistent with safety and soundness considerations. Beginning late in 2011, the Company explored multiple strategic alternatives to raise capital and, on December 3, 2013, completed a public offering. Additionally, the Company completed a bulk sale of nonperforming assets on December 27, 2013. As a result of the capital raise and bulk sale of nonperforming assets, the Company’s operating strategies are now focused on increasing revenues from mortgage banking through the Bank’s internal mortgage loan origination, warehouse loans held-for-investment origination, traditional small business commercial lending, and SBA lending activity. The Company will continue to grow its warehouse loans held-for-investment and small business lending activities in an effort to maximize profits with lower capital requirements. In addition, the Company will focus on a conservative credit culture designed to keep nonperforming assets at a low level. Finally, the Company will seek to increase non-maturity deposits through added customer relationships to improve our cost of funds and to reduce our cost structure. As agreed to by the Company in the Order, the Bank cannot make significant changes to its current products, services, asset composition and size, funding sources, and other business activities without receiving non-objection from the OCC to the Bank’s strategic and capital plan. The Bank received non-objection to its strategic and capital plan from the OCC on January 8, 2014. See Note 19. Regulatory Supervision of the Notes for further description of the provisions contained in the Order, as well as Item 1A. Risk Factors for a discussion of the risks associated with the Order.

Management has pursued, and plans to continue to pursue, various options to aid in the steady improvement of the Company’s financial condition and results of operations. The following are the key elements of our business strategy:

Continuing Our Proactive Approach to Keeping Nonperforming Assets at a Low Level Through Aggressive Resolution and Disposition Initiatives. As a result of the decline in the local economy in the markets where we operate beginning in 2008, the Bank experienced a substantial increase in our nonperforming assets from $9.6 million at December 31, 2007 to a peak of $52.5 million at December 31, 2011. However, as a result of management’s proactive strategy and a bulk sale transaction on December 27, 2013, our nonperforming assets were $8.4 million and $8.6 million at December 31, 2014 and 2013, respectively, as compared to $33.0 million at December 31, 2012. Management plans to continue to use a proactive strategy to keep nonperforming assets at a low level through loan workout programs with borrowers and enhanced collection practices.

•	An aggressive charge-off policy. Beginning in 2009, management implemented an aggressive charge-off strategy for one- to four-family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became nonaccruing, generally when loans are 90 days or more past due.

•	Loan workout programs with borrowers. The Bank is committed to working with responsible borrowers to renegotiate residential loan terms. The Bank had $34.8 million in TDRs (including $21.0 million of TDRs performing for more than 12 months under the modified terms) at December 31, 2014. TDRs avoid the expense of foreclosure proceedings and holding and disposition expenses of selling foreclosed property and provide us increased interest income.

•	Enhanced collection practices. Beginning in 2009, due to the elevated delinquency of our one- to four-family residential mortgage loans and the increasing complexity of working out these types of loans, management engaged the services of a national third party servicer for certain loans. Initially, one- to four-family residential mortgage loans, and any associated home equity loans that were 60 days past due, were assigned to the third party servicer for collection. Subsequently, the Bank assigned other one- to four-family residential mortgage loans to the third party servicer irrespective of delinquency status if it was determined the loan may have higher than normal collection risk. At December 31, 2014, the outstanding balance of loans assigned to the third party servicer was $14.8 million. In addition, starting in 2012 and continuing through 2014, the Company increased resources internally to focus on workouts of nonperforming one- to four-family residential loans, which has led to decreased levels of nonperforming loans and improved recoveries.

•	Nonperforming asset sales. As a part of the Bank’s workout program, the Bank continues to accept short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us when this action represents the least costly resolution for the Company. Also, when necessary, in order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank has sold certain nonperforming loans through national loan sales of distressed assets, which may mitigate future losses. During 2014, the Bank did not sell any nonperforming assets through bulk distressed asset sales. The Bank does not intend to use bulk distressed asset sales in the foreseeable future.

•	Credit risk management. The Bank is committed to enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of our Board of Directors was established to evaluate and monitor system, market and credit risk. In 2012, in connection with a requirement by the Order, the Bank established a broad problem asset resolution program and developed enhanced asset workout plans for each criticized asset.

Increasing Revenue By Continuing to Build Our Internal Mortgage Originations, Expanding Our Warehouse Loans Held-For-Investment Operations, and Increasing Our Emphasis on Commercial Lending to Small Businesses. Since the beginning of 2014, the Bank has emphasized the origination of one- to four-family residential mortgage loans in Northeast Florida and Southeast Georgia. At December 31, 2014, our one- to four-family residential loan portfolio was $237.2 million, or 53.0% of our loan portfolio. During 2012, management shifted our business model to emphasize growth in warehouse loans held-for-investment lending and to continue to increase production in our small business lending initiative.

•	Internal mortgage originations strategy. With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans for investment, and intends to continue originating such loans internally.

•	Warehouse loans held-for-investment lending strategy. In the latter part of 2009, the Bank began a program for warehouse loans held-for-investment lending where we finance lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third-party originators and hold a lien position for a short duration (usually less than 30 days) while earning interest and often a fee until a sale is completed to an investor. Management expects to modestly expand this aspect of mortgage banking in the future.

•	Commercial lending strategy. Management also plans to increase commercial business lending and owner-occupied commercial real estate lending with an emphasis on small businesses. The Bank intends to participate in government programs relating to commercial business loans, such as the program administered by the SBA and the U.S. Department of Agriculture (USDA). The Company generally sells the guaranteed portion of SBA loans to investors at attractive premiums. Our focus on owner-occupied commercial real estate loans will be to professional service businesses. The Bank does not intend to originate or purchase higher risk loans, such as commercial real estate development projects or land acquisition and development loans.

Strengthening Our Retail Franchise By Growing Noninterest-bearing Deposits and Reducing Our Overall Cost of Deposits. We believe a successful retail franchise results from a strong core customer base that focuses on noninterest-bearing deposits within an overall deposit strategy that offers interest rates that are competitive to its markets, but in line with the overall interest rate environment. Therefore, we remain committed to generating lower-cost and more stable noninterest-bearing deposits and offering our customers other deposit products with interest rates that are fair and meet their financial needs. The Bank compliments its attractive deposit products with excellent customer service and a comprehensive marketing program. The Bank will continue to build a core customer base by offering noninterest-bearing and other non-maturity deposits to individuals, businesses and municipalities located in our market areas. Our noninterest-bearing deposits increased 18.7% to $41.3 million at December 31, 2014 from $34.8 million at December 31, 2013. Additionally, at December 31, 2014, noninterest-bearing deposits comprised 9.4% of our total deposits, compared to 7.6% of our total deposits at December 31, 2013. Total cost of deposits (interest expense on deposits as compared to total average deposits) for the full year of 2014 was 0.55% as compared to 0.67% for 2013. In addition to improving our interest rate spread, noninterest-bearing deposits also contribute noninterest income from account related services.

Reducing Our Operating Expense Base. The Company has historically operated with a high cost structure as it has implemented growth and new business activities. In order to improve profitability in 2014, we implemented numerous expense reduction initiatives in order to reduce operating costs that do not add value to our other business strategies. We intend to continue this focus in order to eliminate non-value added expenses and activities.

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, without limitation, changes in interest rates, performance of the economy, financial condition of borrowers, and laws and regulations. Management believes that its critical accounting policies include: (i) determining the allowance and provision expense; (ii) measuring for impairment in TDRs; (iii) determining fair value of investment securities; (iv) determining fair value of OREO; and (v) accounting for deferred income taxes.

Allowance for Portfolio Loan Losses

An allowance is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through provision expense charged to earnings. Generally, portfolio loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance was $7.1 million, or 1.6% of total loans outstanding, and $6.9 million, or 1.8% of total loans outstanding at December 31, 2014 and 2013, respectively. The provision expense for each quarter of 2014 and 2013, and the total for the respective years is as follows:

	2014	2013
	(Dollars in Millions)

First quarter	$0.5	$1.2
Second quarter	0.3	1.2
Third quarter	0.3	1.3
Fourth quarter	0.2	3.3
Total provision for portfolio loan losses	$1.3	$7.0

As this information illustrates, the amount of the allowance and related provision expense can vary over long-term and short-term periods. Changes in economic conditions, the composition of the loan portfolio, and individual borrower conditions can dramatically impact the required level of allowance, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance allocated to individually evaluated loan relationships was $2.5 million and $1.4 million at December 31, 2014 and 2013, respectively, an increase of $1.1 million.

Given the uncertain real estate market coupled with changes in borrowers’ financial condition, changes in collateral values, and the overall economic uncertainty that persists, management believes there could be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

The allowance is discussed in further detail in Note 1. Summary of Significant Accounting Policies of the Notes contained in this Report.

Troubled Debt Restructurings

Portfolio loans for which the terms have been modified as a result of the borrower’s financial difficulties are classified as TDRs. TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous portfolio loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a nonperforming portfolio loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, portfolio loans that are nonperforming prior to modification continue to be accounted for as nonperforming portfolio loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming portfolio loans.

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

Management evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date. The Company recorded no OTTI for the years ended December 31, 2014 and 2013.

The fair value of investment securities is discussed in further detail in Note 1. Summary of Significant Accounting Policies and Note 4. Fair Values of the Notes contained in this Report.

Fair Value of Other Real Estate Owned and Foreclosed Assets

Assets acquired by the Bank through or in lieu of loan foreclosure are initially recorded at fair value based on an independent appraisal, less estimated selling costs, at the date of foreclosure, establishing a new cost basis. If fair value declines subsequent to foreclosure, the asset value is written down through expense. Costs relating to improvement of property are capitalized, whereas costs relating to holding of the property are expensed.

Deferred Income Taxes

After converting to a federally chartered stock savings bank, the Bank became a taxable organization. Income tax expense, or benefit, is the total of the current year income tax due, or refundable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryovers. The Company’s principal deferred tax assets result from the allowance for portfolio loan losses and operating loss carryovers. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since the Bank’s transition to a federally chartered stock savings bank, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

All available evidence, both positive and negative, is considered when determining whether or not a valuation allowance is necessary to reduce the carrying amount to a balance that is considered more likely than not to be realized. The determination of the realizability of deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of such evidence. Positive evidence considered includes the probability of achieving forecasted taxable income and the ability to implement tax planning strategies to accelerate taxable income recognition. Negative evidence includes the Company’s cumulative losses. Following the initial establishment of a valuation allowance, if the Company is unable to generate sufficient pre-tax income in future periods or otherwise fails to meet forecasted operating results, an additional valuation allowance may be required. Any valuation allowance is required to be recorded during the period identified. As of December 31, 2014, the Company had a valuation allowance of $8.9 million that is fully reserved for the deferred tax asset.

Under the rules of IRC § 382, a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the SEC. In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year.

The deferred tax asset is discussed in further detail in Note 14. Income Taxes of the Notes contained in this Report.

Comparison of Financial Condition at December 31, 2014 and 2013

General

Total assets decreased $27.1 million, or 3.7%, to $706.5 million at December 31, 2014 as compared to $733.6 million at December 31, 2013. The primary reason for the decrease in assets was a planned reduction in certificates of deposit of $21.7 million, as well as the repayment of $26.5 million of securities sold under agreements to repurchase (repurchase agreements), partially offset by an increase in FHLB advances of $13.7 million and stockholders’ equity of $6.8 million, as discussed below. Cash and cash equivalents decreased $91.8 million, and investment securities decreased $42.4 million, while net portfolio loans increased $74.9 million and other loans increased $19.0 million. Total deposits decreased $19.3 million, or 4.2%, to $440.8 million at December 31, 2014 from $460.1 million at December 31, 2013. Noninterest-bearing demand accounts increased $6.5 million, while interest-bearing demand accounts decreased $3.2 million, savings and money market accounts decreased by $0.9 million, and time deposits decreased by a total of $21.7 million during the year ended December 31, 2014. Total borrowings decreased by $12.8 million to $190.0 million at December 31, 2014 from $202.8 million at December 31, 2013 due to the aforementioned repayment of repurchase agreements, which matured during the first quarter of 2014, partially offset by the aforementioned increase in FHLB advances during 2014. Stockholders’ equity increased by $6.8 million to $72.3 million at December 31, 2014 from $65.5 million at December 31, 2013, due to net income of $1.3 million for the year ended December 31, 2014 and an increase in accumulated other comprehensive income (loss) of $5.5 million for the same time period.

Following are the summarized comparative balance sheets as of December 31, 2014 and 2013:

	December 31,	December 31,	Increase / (Decrease)
	2014	2013	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$22,398	$114,194	$(91,796)	(80.4)%
Investment securities (available-for-sale and held-to-maturity)	136,618	178,998	(42,380)	(23.7)%
Portfolio loans	453,977	378,902	75,075	19.8%
Allowance for portfolio loan losses	7,107	6,946	161	2.3%
Portfolio loans, net	446,870	371,956	74,914	20.1%
Other loans (held-for-sale and warehouse loans held-for-investment)	41,191	22,179	19,012	85.7%
Other Assets	59,421	46,306	13,115	28.3%
Total assets	$706,498	$733,633	$(27,135)	(3.7)%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$41,283	$34,782	$6,501	18.7%
Interest-bearing demand	65,718	68,954	(3,236)	(4.7)%
Savings and money market	171,657	172,552	(895)	(0.5)%
Time	162,122	183,810	(21,688)	(11.8)%
Total deposits	440,780	460,098	(19,318)	(4.2)%
Securities sold under agreements to repurchase	66,300	92,800	(26,500)	(28.6)%
Federal Home Loan Bank advances	123,667	110,000	13,667	12.4%
Accrued expenses and other liabilities	3,415	5,210	(1,795)	(34.5)%
Total liabilities	634,162	668,108	(33,946)	(5.1)%
Total stockholders’ equity	72,336	65,525	6,811	10.4%
Total liabilities and stockholders’ equity	$706,498	$733,633	$(27,135)	(3.7)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $91.8 million to $22.4 million at December 31, 2014 from $114.2 million at December 31, 2013. Prior to the Company’s successful completion of its capital raise on December 3, 2013, the Bank increased its cash and cash equivalent holdings in order to raise the amount of immediately available liquidity sources in response to temporarily reduced contingent sources of liquidity from the FHLB of Atlanta and the Federal Reserve Bank of Atlanta. During 2014, the Bank increased contingent liquidity sources available to meet potential funding requirements, including from the FHLB, the Federal Reserve Bank of Atlanta, and other institutional sources. As a result, cash and cash equivalents were utilized to fund the origination of loans and pay off liabilities.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $42.4 million to $136.6 million at December 31, 2014, from $179.0 million at December 31, 2013 in order to fund the origination of loans and pay off liabilities. As of December 31, 2014, $118.7 million of investment securities were classified as available-for-sale, while $17.9 million of investment securities were classified as held-to-maturity. As of December 31, 2013, $159.7 million of investment securities were classified as available-for-sale, while $19.3 million of investment securities were classified as held-to-maturity.

As of December 31, 2014, approximately $75.6 million of investment securities were pledged as collateral for the repurchase agreements and $26.4 million were pledged to the FHLB as collateral for advances. At December 31, 2014, $131.5 million, or 96.3%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of December 31, 2014 and December 31, 2013, excluding loans held-for-sale and warehouse loans held-for-investment:

	December 31, 2014	% of Total Portfolio Loans	December 31, 2013	% of Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$237,151	53.0%	$167,455	44.9%
Commercial	50,322	11.3%	48,356	12.9%
Other (land and multi-family)	14,680	3.3%	15,790	4.2%
Total real estate loans	302,153	67.6%	231,601	62.0%
Real estate construction loans:
One- to four-family	2,580	0.6%	–	− %
Commercial	2,939	0.6%	2,582	0.7%
Acquisition and development	–	− %	–	− %
Total real estate construction loans	5,519	1.2%	2,582	0.7%
Other portfolio loans:
Home equity	46,343	10.4%	52,767	14.1%
Consumer	49,854	11.2%	53,290	14.3%
Commercial	43,119	9.6%	33,029	8.9%
Total other portfolio loans	139,316	31.2%	139,086	37.3%

Total portfolio loans	446,988	100.0%	373,269	100.0%
Allowance for portfolio loan losses	(7,107)		(6,946)
Net deferred portfolio loan costs	5,122		5,825
Premiums and discounts on purchased loans, net	1,867		(192)
Portfolio loans, net	$446,870		$371,956

Total gross portfolio loans increased $73.7 million, or 19.7%, to $447.0 million at December 31, 2014 as compared to $373.3 million at December 31, 2013 primarily due to the purchase of $61.7 million and originations of $35.0 million of one- to four-family residential mortgages, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the year ended December 31, 2014. The increased prepayments are consistent with the low interest rate environment for one- to four-family residential mortgages, but have slowed due to the recent fluctuations in the interest rate environment. Total portfolio loans growth was also partially offset by gross loan charge-offs of $1.9 million and transfers to OREO of nonperforming loans of $1.0 million during 2014.

Small business loans originated internally and held-for-sale (SBA loans held-for-sale), SBA portfolio loans, and other portfolio loans to small businesses, which are included in the commercial category of other portfolio loans, had originations of $12.9 million during the year ended December 31, 2014. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at December 31, 2014 and December 31, 2013, was $7.8 million and $5.0 million, respectively. The Company plans to continue to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio, and other commercial business loan production is expected to exceed principal amortization and loan payoffs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of December 31, 2014, first mortgages (including residential construction loans), second mortgages and home equity loans totaled $286.1 million, or 64.0% of total gross portfolio loans. Approximately $26.3 million, or 56.8% of loans recorded as home equity loans are in a first lien position. Accordingly, $266.0 million, or 93.0% of loans collateralized by one- to four-family residential loans were in a first lien position as of December 31, 2014.

The composition of first mortgages, second mortgages and home equity loans by state as of December 31, 2014 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$145,250	$48,276	$43,625	$237,151
Home equity and lines of credit	22,227	23,469	647	46,343
One- to four-family construction loans	2,480	100	–	2,580
	$169,957	$71,845	$44,272	$286,074

Allowance for Portfolio Loan Losses

The allowance was $7.1 million, or 1.6% of total portfolio loans, at December 31, 2014, compared to $6.9 million, or 1.8% of total portfolio loans, at December 31, 2013. The activity in the allowance for the year ended December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)

Balance at beginning of year	$6,946	$10,889

Charge-offs:
Real estate loans:
One- to four-family	(606)	(4,485)
Commercial	(191)	(2,452)
Other (land and multi-family)	(8)	(790)
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	(403)	(2,017)
Consumer	(595)	(2,131)
Commercial	(119)	(880)
Total charge-offs	(1,922)	(12,755)

Recoveries:
Real estate loans:
One- to four-family	224	961
Commercial	83	–
Other (land and multi-family)	42	63
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	161	395
Consumer	301	289
Commercial	6	78
Total recoveries	817	1,786

Net charge-offs	(1,105)	(10,969)
Provision for portfolio loan losses	1,266	7,026
Balance at end of year	$7,107	$6,946

Net charge-offs to average outstanding portfolio loans	0.27%	2.77%

Net charge-offs during the year ended December 31, 2014 decreased compared to the same period in 2013 primarily due to the improving economy in our market areas, including, but not limited to, lower unemployment rates and higher property values. During 2014 compared to 2013, the Company recorded $4.5 million less in charge-offs related to one- to four-family residential loans and home equity loans, $2.3 million less in charge-offs for collateral-dependent commercial real estate property, $0.9 million less in charge-offs related to manufactured home loans, $0.7 million less in charge-offs related to commercial business loans, $0.6 million less in charge-offs related to residential land loans, and $0.5 million less in charge-offs related to unsecured lines of credit.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the year ended December 31, 2014, charge-offs included partial charge-offs of $0.4 million of one- to four-family first mortgages and home equity loans identified as nonperforming, which is a decrease of $1.2 million compared to $1.6 million for the year ended December 31, 2013, attributable to decreased losses on both first mortgages and home equity loans.

Portfolio loans are transferred to nonperforming status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient. Generally, when a portfolio loan is over 90 days past due it is considered nonaccrual and, therefore, transferred to nonperforming status. The Company’s nonperforming assets consist of portfolio loans transferred to nonperforming status and OREO properties.

Below is a comparative composition of nonperforming assets as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)

Nonperforming assets:
Real estate loans:
One- to four-family	$2,850	$2,677
Commercial	501	–
Other (land and multi-family)	111	75
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	212	400
Consumer	539	229
Commercial	322	–
Total nonperforming loans	4,535	3,381
Other real estate owned	3,908	5,225
Total nonperforming assets	$8,443	$8,606

Nonperforming loans to total portfolio loans	1.0%	0.9%
Nonperforming assets to total assets	1.2%	1.2%

Nonperforming loans were $4.5 million, or 1.0% of total portfolio loans, at December 31, 2014 as compared to $3.4 million, or 0.9% of total portfolio loans, at December 31, 2013. As of December 31, 2014 and 2013, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest. The increase in nonperforming loans was primarily due to the addition of $1.1 million related to commercial loans and $0.7 million related to one- to four-family residential loans that became nonperforming, partially offset by the transfer of $1.0 million in nonperforming loans to OREO.

During the past few years, and continuing through 2014, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of December 31, 2014, total nonperforming one- to four-family residential and home equity loans of $3.1 million was comprised of $4.2 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses.

OREO decreased $1.3 million to $3.9 million at December 31, 2014 from $5.2 million at December 31, 2013 as the Company had transfers from nonperforming loans into OREO of $1.0 million, partially offset by $2.1 million of foreclosed asset sales during 2014. Historically, the Company has not incurred additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company recorded losses on foreclosed assets of $245,000 for the year ended December 31, 2014. However, due to the bulk sale of certain OREO in 2013, the Company recorded a net loss on the sale of foreclosed assets of $3.6 million for the year ended December 31, 2013.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$185	$–	$3,345	$–
Nonperforming (1)	1,576	89	131	–
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	9,871	287	9,926	123
Performing troubled debt restructurings – residential	24,426	2,164	21,057	1,227
Total impaired loans	$36,058	$2,540	$34,459	$1,350

(1)	Balance includes nonperforming TDR loans of $0.9 million as of December 31, 2014 and nonperforming TDR loans of $0.1 million as of December 31, 2013. There were no specific reserves for these TDR loans as of December 31, 2014 and 2013.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. TDR loans totaled $34.8 million as of December 31, 2014 as compared to $34.2 million at December 31, 2013.

A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At December 31, 2014, approximately $21.0 million of restructured loans, previously disclosed as impaired and TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale, and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)
Other loans:
Held-for-sale	$7,219	$1,656
Warehouse loans held-for-investment	33,972	20,523
Total other loans	$41,191	$22,179

Other loans increased $19.0 million, or 85.7%, to $41.2 million at December 31, 2014 as compared to $22.2 million at December 31, 2013 due to an increase in originations in each category of other loans.

With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential mortgages and began to originate some of those loans to be held-for-sale. The Company internally originated $7.9 million and sold $7.1 million of mortgage loans held-for-sale during the year ended December 31, 2014. The Company did not internally originate or sell any mortgage loans held-for-sale during the year ended December 31, 2013. The gain recorded on sales of mortgage loans held-for-sale during 2014 was $175,000. The Company plans to continue to expand this business line going forward.

During the year ended December 31, 2014, the Company internally originated $8.3 million and sold $7.0 million of SBA loans held-for-sale compared to originations of $6.5 million and sold $9.6 million during the year ended December 31, 2013. The gain recorded on sales of SBA loans held-for-sale during both years ended December 31, 2014 and 2013 was $0.6 million. The Company plans to continue to expand this business line going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $457.5 million and $444.1 million, respectively, for the year ended December 31, 2014 as compared to originations and sales of $823.3 million and $871.3 million, respectively, for the year ended December 31, 2013. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the year ended December 31, 2014 and 2013, of $0.9 million and $1.6 million, respectively. For the year ended December 31, 2014, the weighted average number of days outstanding of warehouse loans held-for-investment was 19 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

As of both December 31, 2014 and 2013, the Company concluded that, while improved operating results are expected as the economy continues to improve and the Bank’s nonperforming assets remain at low levels, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the Company’s credit-related costs and the impact of the Company’s high debt costs on profitability. Consequently, the Company has recorded a valuation allowance of $8.9 million for the entire amount of the net federal and state deferred tax assets as of December 31, 2014. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net income before income tax expense. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some of the valuation allowance may be available as a tax benefit. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. The deferred tax asset is discussed in further detail in Note 14. Income Taxes of the Notes contained in this Report.

Deposits

Total deposits were $440.8 million at December 31, 2014, a decrease of $19.3 million from $460.1 million at December 31, 2013. Non-maturing deposits increased by $2.4 million during 2014, while time deposits decreased by $21.7 million during the same time period. Non-maturing deposits increased to $278.7 million at December 31, 2014 due to a $6.5 million increase in noninterest-bearing demand deposits, partially offset by a $3.2 million decrease in interest-bearing demand deposits, and a $0.9 million decrease in savings and money market deposits.

The shift in non-maturing deposits was due to our development of commercial relationships, and by single service money market account runoff, thereby reducing our cost of funds. Time deposits decreased to $162.1 million as of December 31, 2014 due to a decrease of $14.5 million related to a retail certificates of deposit promotion, and a decrease of $10.5 million in our standard certificates of deposit, partially offset by an increase of $3.3 million in deposits originally acquired through a national internet deposit program. This shift in deposit mix reflects a focus on relationships and a reduced emphasis on attracting higher cost certificates of deposit.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise in December 2013, the Bank actively sought to grow deposits to help meet liquidity needs throughout 2014. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank may supplement core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker internet deposit program, which has been successfully utilized in the past, or the creation of new business deposit products. Dramatic changes in the short-term interest rate environment could affect the availability of deposits in our local market and, therefore, cause the Bank to change its strategy.

Under the Order, the Bank may not renew or increase brokered deposits without prior written non-objection from the OCC. At December 31, 2014, the Bank did not have any brokered deposits. The prohibition not to renew or increase brokered deposits also prevents the Bank from offering deposit rates higher than 75 basis points over the FDIC published national average rate for comparable deposit types.

Securities Sold Under Agreements to Repurchase

The Company has repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of December 31, 2014 and December 31, 2013, respectively. Collateral for $51.3 million in carrying amount of the repurchase transactions is subject to a reduction of 10.0% after applying values set by the counterparties. Collateral for $15.0 million in carrying amount of the repurchase transactions is subject to a reduction of 9.0% after applying values set by the counterparties. Under the terms of the agreements, the counterparties require that the Company provide additional collateral for the repurchase transactions, as protection for their market risk, if the fair market value of the liability exceeds the contractual amount of the liability. As a result, the Company had $75.6 million and $115.8 million in investment securities posted as collateral for these repurchase transactions as of December 31, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the fair market value of the liability and the contractual amount of the liability increases.

Information concerning repurchase agreements as of and for the year ended December 31, 2014 and 2013 is summarized as follows:

	December 31, 2014	December 31, 2013
	(Dollars in Thousands)

Average daily balance	$69,075	$92,800
Weighted average coupon interest rate during the period	4.96%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	30	30

Under the repurchase agreements, the buyer has the option to terminate individual transactions in whole the following quarter; there is no termination penalty if terminated by the buyer. There have been no early terminations.

Under the terms of a revised repurchase agreement that the Company entered into on August 2, 2012 with the counterparty on $51.3 million in carrying amount of the repurchase transactions, the Company is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at December 31, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At December 31, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $4.7 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

As of December 31, 2014 and 2013, advances from the FHLB were as follows:

	2014	2013
	(Dollars in Thousands)
Maturity on January 23, 2015, fixed rate at 0.24%	$5,000	$–
Maturity on July 6, 2015, fixed rate at 3.85% (1)	–	10,000
Maturity on November 16, 2016, fixed rate 4.21% (1)	–	10,000
Maturity on August 26, 2016, fixed rate 2.32% (1)	10,000	–
Maturity on September 28, 2016, fixed rate 2.32%	10,000	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	10,000	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	10,000	10,000
Maturity on June 20, 2017, fixed rate 0.73%	4,167	–
Maturity on August 1, 2017, fixed rate at 4.39%	20,000	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	5,000	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	10,000	–
Maturity on December 21, 2017, fixed rate at 3.77%	15,000	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	15,000	15,000
Maturity on March 26, 2018, fixed rate 4.11%	5,000	5,000
Maturity on June 20, 2019, fixed rate at 1.27%	4,500	–
Total	$123,667	$110,000

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.

The FHLB advances had a weighted-average maturity of 30 months and a weighted-average rate of 3.51% at December 31, 2014. The Company had $142.7 million in portfolio loans and $26.4 million in investment securities posted as collateral for these advances as of December 31, 2014.

During the year ended December 31, 2014, the Company paid off $81.3 million of the FHLB borrowings, including $61.3 million that had been borrowed during 2014.

The Bank’s remaining borrowing capacity with the FHLB is $11.5 million at December 31, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of December 31, 2014, fair value exceeded the book value of the individual advances by $7.3 million, which was collateralized by portfolio loans and investment securities (included in the $142.7 million and $26.4 million discussed above). Due to the Bank’s financial condition, the FHLB discounts the value of the collateral pledged for advances at rates higher than those used for banks with stronger credit. Accordingly, the amount of required collateral is elevated compared to some of our peers. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $29.3 million as of December 31, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

Stockholders’ Equity

Stockholders’ equity increased by $6.8 million to $72.3 million at December 31, 2014 from $65.5 million at December 31, 2013 due to the net income of $1.3 million and an increase in accumulated other comprehensive income (loss) of $5.5 million for the year ended December 31, 2014. The increase in accumulated other comprehensive income (loss) was due to a positive change in the fair value of securities available-for-sale because of a decrease in interest rates during 2014. The Company continues to monitor strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term. The Company’s equity to assets ratio increased to 10.2% at December 31, 2014, from 8.9% at December 31, 2013. As of December 31, 2014, the Bank’s Tier 1 capital to adjusted assets ratio was 10.35%, Total risk based capital to risk-weighted assets ratio was 17.64% and Tier 1 capital to risk-weighted assets ratio was 16.38%. These ratios as of December 31, 2013 were 9.73%, 20.47%, and 19.22%, respectively. The Bank is currently deemed adequately capitalized for regulatory supervision purposes.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

General

Net income for the year ended December 31, 2014 was $1.3 million, as compared to a net loss of $11.4 million for the year ended December 31, 2013. Net income for 2014 increased compared to a net loss in 2013 due to an increase in net interest income of $1.5 million, a reduction in the provision expense of $5.7 million, an increase in noninterest income of $0.1 million, and a decrease in noninterest expense of $5.4 million. Net interest income increased in 2014 compared to 2013 due to the impact of increased portfolio loans and held-for-sale loans outstanding, higher balances in investment securities with higher interest rates on those funds reinvested in such investment securities, and decreased interest expense for deposits and repurchase agreements, partially offset by a reduction in warehouse loans held-for-investment outstanding. Noninterest income increased during 2014 compared to 2013 primarily due to an increase in the gain on sale of loans held-for-sale and the gain on sale of securities available-for-sale, partially offset by a decrease in service charges and fees. Noninterest expense decreased during 2014 compared to 2013 primarily due to costs associated with the bulk sale of nonperforming assets in the fourth quarter of 2013, lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger that was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended December 31, 2014 and 2013. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$442,678	$24,200	5.47%	$444,213	$25,905	5.83%
Investment securities (2)	175,914	3,520	2.00%	165,289	2,576	1.56%
Other interest-earning assets (3)	56,419	415	0.74%	90,074	355	0.39%
Total interest-earning assets	675,011	28,135	4.17%	699,576	28,836	4.12%
Noninterest-earning assets	37,410			38,008
Total assets	$712,421			$737,584

Interest-bearing liabilities:
Interest-bearing demand accounts	$67,844	$162	0.24%	$71,757	$219	0.30%
Savings deposits	66,936	167	0.25%	70,096	234	0.33%
Money market accounts	103,576	498	0.48%	104,229	487	0.47%
Time deposits	169,473	1,662	0.98%	203,920	2,368	1.16%
Securities sold under agreements to repurchase	69,108	3,474	5.03%	92,800	4,796	5.17%
Federal Home Loan Bank advances	118,879	4,549	3.83%	110,068	4,591	4.17%
Total interest-bearing liabilities	595,816	10,512	1.76%	652,870	12,695	1.94%
Noninterest-bearing liabilities	46,326			47,191
Total liabilities	642,142			700,061
Total stockholders’ equity	70,279			37,523
Total liabilities and stockholders’ equity	$712,421			$737,584

Net interest income		$17,623			$16,141
Net interest spread			2.41%			2.18%
Net interest-earning assets	$79,195			$46,706
Net interest margin (4)			2.61%			2.31%
Average interest-earning assets to average interest-bearing liabilities		113.29%			107.15%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the year ended December 31, 2014 as compared to the year ended December 31, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old rate; (2) changes in rate, which are changes in rate multiplied by the old volume; and (3) changes not solely attributable to rate or volume which have been allocated proportionately to the change due to volume and the change due to rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$(89)	$(1,616)	$(1,705)
Investment securities	174	770	944
Other interest-earning assets	(167)	227	60
Total interest-earning assets	(82)	(619)	(701)

Interest-bearing liabilities:
Interest-bearing demand accounts	(11)	(46)	(57)
Savings deposits	(10)	(57)	(67)
Money market accounts	(3)	14	11
Time deposits	(368)	(338)	(706)
Securities sold under agreements to repurchase	(1,194)	(128)	(1,322)
Federal Home Loan Bank advances	353	(395)	(42)
Total interest-bearing liabilities	(1,233)	(950)	(2,183)

Net interest income	$1,151	$331	$1,482

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income decreased $0.7 million to $28.1 million for the year ended December 31, 2014 from $28.8 million for the year ended December 31, 2013 primarily due to the decrease in interest income on loans, partially offset by the impact of higher balances in investment securities. Interest income on loans decreased to $24.2 million for the year ended December 31, 2014 from $25.9 million for the year ended December 31, 2013. This decrease was due to a slight decline in the average balance of loans, which decreased $1.5 million to $442.7 million for the year ended December 31, 2014 from $444.2 million for the year ended December 31, 2013, and a decrease in average yield on loans of 36 basis points to 5.47% for the year ended December 31, 2014.

The average balance of loans declined due to the reduction in warehouse loans held-for-investment outstanding, partially offset by an increase in portfolio loans and held-for-sale loans outstanding. Originations of warehouse loans held-for-investment decreased during the year ended December 31, 2014, while the weighted average number of days outstanding for warehouse loans held-for-investment was flat in 2014 compared to 2013, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-investment is the result of a slowdown in home purchase and refinance volume, primarily due to the recent fluctuations in the interest rate environment.

Interest income earned on securities increased $0.9 million to $3.5 million for the year ended December 31, 2014 from $2.6 million for the year ended December 31, 2013. This increase was due to an increase in the average balance of investment securities of $10.6 million to $175.9 million for the year ended December 31, 2014, higher yields on reinvested securities, and decreased amortization of purchase premiums due to lower prepayments. Since our capital raise in December 2013, management has sought to change the mix of the Company’s interest-earning assets by redeploying excess liquidity maintained over the past year to grow its portfolio loans, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $2.2 million to $10.5 million for the year ended December 31, 2014 from $12.7 million for the year ended December 31, 2013 primarily due to the decrease in interest expense on deposits and repurchase agreements. The decrease in interest expense on deposits for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to lower average balances in certificates of deposit and lower average rates paid on those deposits. The average cost of deposits, including noninterest-bearing deposits, decreased 12 basis points to 0.55% for the year ended December 31, 2014 as compared to 0.67% for the year ended December 31, 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.65% for the year ended December 31, 2014, down from 1.83% for the year ended December 31, 2013, primarily due to the lower cost of deposits, repurchase agreements, and FHLB advances. However, the Bank’s cost of funds is still elevated relative to the current interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income was $17.6 million for the year ended December 31, 2014 and $16.1 million for the year ended December 31, 2013. The increase in portfolio loans and held-for-sale loans outstanding, and the impact of higher interest rates on funds reinvested in investment securities, and decreased interest expense for deposits and repurchase agreements was partially offset by the decrease in warehouse loans held-for-investment outstanding. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 23 basis points to 2.41% for the year ended December 31, 2014 as compared to 2.18% for the year ended December 31, 2013. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 30 basis point to 2.61% for the year ended December 31, 2014 as compared to 2.31% for the year ended December 31, 2013. The increase in the net interest rate spread primarily reflected the positive impact from increasing balances in portfolio loans and held-for-sale loans on interest income and the positive impact from declining high fixed-interest rate debt balances on interest expense, partially offset by the negative impact from declining balances in warehouse loans held-for-investment on interest income. Since our capital raise in December 2013, management has sought to change the mix of the Company’s interest-earning assets to increase higher yielding asset balances, while still meeting liquidity needs.

Provision for Portfolio Loan Losses

Provision expense was $1.3 million and $7.0 million during the years ended December 31, 2014 and 2013, respectively. The decline in the provision expense during 2014 compared with 2013 reflected lower charge-offs, low levels of performing loans becoming nonperforming loans, and a decline in early-stage delinquencies of one- to four-family residential and home equity loans.

Net charge-offs for the year ended December 31, 2014 were $1.1 million as compared to $11.0 million for the year ended December 31, 2013. The decrease in net charge-offs in 2014 compared with 2013 primarily reflected the improving economy in our market areas, including, but not limited to, lower unemployment rates and higher property values. During 2014 compared to 2013, the Company recorded $4.5 million less in charge-offs related to one- to four-family residential loans and home equity loans, $2.3 million less in charge-offs for collateral-dependent commercial real estate property, $0.9 million less in charge-offs related to manufactured home loans, $0.7 million less in charge-offs related to commercial business loans, $0.6 million less in charge-offs related to residential land loans, and $0.5 million less in charge-offs related to unsecured lines of credit.

Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs in 2014 included $0.4 million of partial charge-offs as compared to $1.6 million during 2013.

Noninterest Income

The components of noninterest income for the years ended December 31, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,786	$2,988	$(202)	(6.8)%
Gain on sale of loans held-for-sale	864	692	172	24.9%
Gain on securities available-for-sale	205	–	205	n/a
Bank owned life insurance earnings	446	380	66	17.4%
Interchange fees	1,521	1,571	(50)	(3.2)%
Other	617	697	(80)	(11.5)%
	$6,439	$6,328	$111	1.8%

Noninterest income for the year ended December 31, 2014 increased $0.1 million to $6.4 million as compared to $6.3 million for the year ended December 31, 2013. The increase in noninterest income was primarily due to an increase in the gain on sale of loans held-for-sale and the gain on sale of securities available-for-sale, partially offset by a decrease in service charges and fees.

For the year ended December 31, 2014, gains on sales of mortgage loans held-for-sale was $180,000, deferred fees on mortgage loans held-for-sale was $(5,000), gains on sales of SBA loans held-for-sale was $632,000, and net gains recognized for the servicing of SBA loans held-for-sale was $57,000. For the year ended December 31, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $47,000 in net gains recognized for the servicing of SBA loans held-for-sale.

The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company continues to emphasize SBA lending. However, in the near term, management expects considerable growth in the business activity of internally originated mortgage loans held-for-sale.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$10,582	$8,382	$2,200	26.2%
Occupancy and equipment	1,935	1,905	30	1.6%
FDIC insurance premiums	1,206	1,671	(465)	(27.8)%
Foreclosed assets, net	245	3,609	(3,364)	(93.2)%
Data processing	1,436	1,430	6	0.4%
Outside professional services	1,692	2,663	(971)	(36.5)%
Collection expense and repossessed asset losses	530	2,337	(1,807)	(77.3)%
Other	3,843	4,852	(1,009)	(20.8)%
	$21,469	$26,849	$(5,380)	(20.0)%

Noninterest expense decreased $5.4 million to $21.5 million for the year ended December 31, 2014 from $26.9 million for the year ended December 31, 2013. The decrease in noninterest expense during 2014 compared with 2013 primarily reflected costs associated with the bulk sale of nonperforming assets in the fourth quarter of 2013, lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger that was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs, and director & officer insurance costs, as well as to continue at lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded no income tax expense for the years ended December 31, 2014 and 2013. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. See Deferred Income Taxes at page 68 for additional information.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General

Net loss for the year ended December 31, 2013 was $11.4 million, as compared to a net loss of $6.7 million for the year ended December 31, 2012. The net loss for 2013 increased compared with 2012 due to a decrease in net interest income of $3.1 million, a decrease in noninterest income of $3.8 million, and an increase in noninterest expense of $3.5 million, partially offset by a reduction in the provision expense of $5.5 million. Net interest income declined in 2013 due to a reduction in portfolio loans, held-for-sale loans and warehouse loans held-for-investment outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Noninterest income decreased due to a decrease in gains on sales of investment securities, as well as reductions in gains on sales of loans held-for-sale. Noninterest expense increased during 2013 compared to 2012 due to costs associated with the bulk sale of nonperforming assets on December 27, 2013, additional professional and outside services expense associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, and higher FDIC insurance expense partially offset by lower compensation costs.

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

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$(4,962)	$644	$(4,318)
Investment securities	320	(765)	(445)
Other interest-earning assets	88	6	94
Total interest-earning assets	(4,554)	(115)	(4,669)

Interest-bearing liabilities:
Interest-bearing demand accounts	(17)	(119)	(136)
Savings deposits	(26)	(86)	(112)
Money market accounts	(66)	(30)	(96)
Time deposits	167	(644)	(477)
Securities sold under agreements to repurchase	–	(13)	(13)
Federal Home Loan Bank advances	(1,027)	286	(741)
Total interest-bearing liabilities	(969)	(606)	(1,575)

Net interest income	$(3,585)	$491	$(3,094)

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income decreased $4.7 million to $28.8 million for the year ended December 31, 2013 from $33.5 million for the year ended December 31, 2012 primarily due to the decrease in interest income on loans and investment securities. Interest income on loans decreased to $25.9 million for the year ended December 31, 2013 from $30.2 million in 2012. This decrease was due to a decline in the average balance of loans, which decreased $85.3 million to $444.2 million for the year ended December 31, 2013 from $529.5 million in the prior year, partially offset by an increase in average yield on loans of 12 basis points to 5.83% for the year ended December 31, 2013. The average balance of loans declined due to the reduction in portfolio loans outstanding, and the decrease in warehouse loans held-for-investment outstanding. Both originations of warehouse loans held-for-investment decreased and the weighted average number of days warehouse loans held-for-investment are outstanding decreased during 2013, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-investment is the result of a decline in home purchase and refinance volume, due to rising interest rates. Interest income earned on securities decreased $0.4 million to $2.6 million for the year ended December 31, 2013 from $3.0 million in 2012. This decrease was due to lower yields on reinvested securities and increased amortization of purchase premiums due to higher prepayments. The impact of the decline in yield by 48 basis points to 1.56% was partially offset by an increase in the average balance of investment securities of $17.0 million to $165.3 million for the year ended December 31, 2013. The proceeds from our capital raise in December 2013 facilitated a change in the mix of interest-earning assets back into higher yielding loans and investment securities, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $1.6 million to $12.7 million for the year ended December 31, 2013 from $14.3 million in 2012 primarily due to the decrease in interest expense on deposits and FHLB advances. The decrease in interest expense on deposits for the year ended December 31, 2013, as compared to 2012, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 15 basis points to 0.67% for the year ended December 31, 2013 as compared to 0.82% in 2012 due to the low interest rate environment. During the first quarter of 2013, the Company prepaid advances scheduled for maturity in the third and fourth quarter of 2013 totaling $25.0 million. This prepayment reduced interest expense by $0.8 million for 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.83% for the year ended December 31, 2013 down from 1.95% for 2012, primarily due to lower cost of deposits. The Bank’s cost of funds was elevated relative to the interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income decreased $3.1 million to $16.1 million for the year ended December 31, 2013 from $19.2 million for the year ended December 31, 2012, due to the decrease in portfolio loans, held-for-sale loans and warehouse loans held-for-investment outstanding and the impact of lower interest rates on funds reinvested in investment securities, partially offset by decreased interest expense for deposits and FHLB borrowings. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 24 basis points to 2.18% for the year ended December 31, 2013 as compared to 2.42% in 2012. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 27 basis points to 2.31% for the year ended December 31, 2013 as compared to 2.58% in 2012. The decline in both net interest rate spread and net interest margin primarily reflected the impact of the Bank’s high fixed-interest rate debt, which had a weighted average rate of 4.56%, combined with declining balances of interest-earning assets and the change in mix due to higher levels of lower yielding cash equivalent balances to meet liquidity needs.

Provision for Portfolio Loan Losses

Provision expense was $7.0 million and $12.5 million during the years ended December 31, 2013 and 2012, respectively. The decline in the provision expense during 2013 compared with 2012 reflected reduced nonperforming loans and a decline in early-stage delinquencies of one- to four-family residential and home equity loans.

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

Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs in 2013 included $1.6 million of partial charge-offs as compared to $3.8 million in 2012.

Noninterest Income

The components of noninterest income for the years ended December 31, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,988	$3,344	$(356)	(10.6)%
Gain on sale of loans held-for-sale	692	1,830	(1,138)	(62.2)%
Gain on securities available-for-sale	–	2,410	(2,410)	(100.0)%
Bank owned life insurance earnings	380	444	(64)	(14.4)%
Interchange fees	1,571	1,584	(13)	(0.8)%
Other	697	484	213	44.0%
	$6,328	$10,096	$(3,768)	(37.3)%

Noninterest income for the year ended December 31, 2013 decreased $3.8 million to $6.3 million as compared to $10.1 million in 2012. The decrease in noninterest income was primarily due to reductions in gains on sales of investment securities, as well as reductions in gains on sales of loans held-for-sale from mortgage origination activity following a reorganization of this business in the second half of 2012 in order to reduce noninterest expense, and service charges and fees.

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

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2013 and 2012 were as follows:

			Increase / (Decrease)
	2013	2012	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$8,382	$9,012	$(630)	(7.0)%
Occupancy and equipment	1,905	2,002	(97)	(4.8)%
FDIC insurance premiums	1,671	1,458	213	14.6%
Foreclosed assets, net	3,609	406	3,203	788.9%
Data processing	1,430	1,398	32	2.3%
Outside professional services	2,663	2,437	226	9.3%
Collection expense and repossessed asset losses	2,337	2,695	(358)	(13.3)%
Other	4,852	3,949	903	22.9%
	$26,849	$23,357	$3,492	15.0%

Noninterest expense increased $3.5 million to $26.9 million for the year ended December 31, 2013 from $23.4 million for the year ended December 31, 2012. Noninterest expense for the year ended December 31, 2013 primarily reflected additional costs associated with the bulk sale of nonperforming assets on December 27, 2013, as well as the write-down of OREO to facilitate two additional asset sales early in 2014. Noninterest expense was also higher in 2013 due to additional professional and outside services expense associated with the proposed merger which was rejected by stockholders, the FHLB prepayment penalty, higher FDIC insurance expense partially offset by lower compensation costs. The costs associated with the bulk sale transaction and the write-down of OREO amounted to $3.8 million during 2013. The costs associated with the proposed merger amounted to $1.3 million during 2013.

Income Tax

The Company recorded no income tax expense for the year ended December 31, 2013 and $0.2 million in income tax expense for the year ended December 31, 2012. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset were being analyzed. See Deferred Income Taxes at page 68 for additional information.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 19 days during 2014, and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions, and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has increased contingent liquidity sources available to meet potential funding requirements. Management aggressively increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source. Consequently, the Bank’s cash and cash equivalents on hand have decreased. The average balance of cash and cash equivalents decreased to $55.0 million during the year ended December 31, 2014 from $84.1 million during the year ended December 31, 2013, and will continue to decrease through the first half of 2015. As of December 31, 2014 and 2013, the Company had additional borrowing capacity of $11.5 million and $5.0 million, respectively, with the FHLB. The Company renewed its borrowing capacity with the Federal Reserve Bank of Atlanta, as of December 31, 2014, with the ability to borrow up to approximately $33.9 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of December 31, 2014, the Company added liquidity through a new $10.0 million line of credit for repurchase and reverse repurchase transactions, and two new $5.0 million lines of credit, all with private financial institutions. As of December 31, 2014, the Bank has not borrowed against any of its new contingent liquidity sources. Unpledged investment securities were approximately $29.3 million and $26.9 million as of December 31, 2014 and 2013, respectively. The Company also utilizes a non-brokered internet certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During 2014, the Bank had deposits from this service of $15.4 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements, which total $66.3 million at December 31, 2014, have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $51.3 million of the $66.3 million of the repurchase agreements, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at December 31, 2014. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During 2014, cash and cash equivalents decreased $91.8 million from $114.2 million as of December 31, 2013 to $22.4 million as of December 31, 2014 as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. Cash flows of $16.5 million, $43.0 million, and $32.3 million were used in operating activities, investing activities, and financing activities, respectively. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $444.1 million, proceeds from FHLB advances of $95.0 million, proceeds from the sale of securities available-for-sale of $69.4 million, proceeds from maturities and payments of investment securities of $21.7 million, and proceeds from the sale of loans held-for-sale of $14.2 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $457.5 million, the repayment of FHLB advances of $81.3 million, the purchase of portfolio loans of $61.7 million, the purchase of securities available-for-sale of $44.0 million, the repayment of repurchase agreements of $26.5 million, net decreases in deposits of $19.3 million, and the origination of loans held-for-sale of $16.3 million.

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

Capital Resources

At December 31, 2014, stockholders’ equity totaled $72.3 million. During 2014 the Company’s Board of Directors declared no dividends. The decision to pay dividends in the future is dependent on operating results, capital and liquidity requirements, and is currently subject to regulatory approval.

As of December 31, 2014, the Company held no treasury stock. The Company suspended its share repurchase program in March 2009. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments, and capital requirements.

Effective August 12, 2012, the Bank entered into the Order with the OCC. The Order requires, among other things, the Bank to develop strategic and capital plans to achieve and maintain specific capital levels, to implement liquidity and concentration risk management programs, to revise its PARP and to develop policies and procedures to prevent future violations of law or regulation. The Bank believes it has accomplished all material requirements under the Order at December 31, 2014. Even though the Bank has achieved the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order. Due to the Order, the Bank is considered adequately capitalized as of December 31, 2014, despite meeting the minimum ratios required to be well-capitalized under the PCA rules.

The Bank’s actual capital levels and ratios in comparison to PCA well-capitalized levels and required capital levels under the Order were as follows:

	Actual		Minimum Required to be Well- Capitalized Under Prompt Corrective Action		Minimum Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)

December 31, 2014
Total capital (to risk weighted assets)	$79.2	17.64%	$44.9	10.00%	$58.4	13.00%
Tier 1 (core) capital (to risk weighted assets)	73.5	16.38%	26.9	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	73.5	10.35%	35.5	5.00%	63.9	9.00%

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets and our profitability, management also believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the consumer price index (CPI) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or on the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In years of low inflation and low interest rates, the opposite may occur.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank is currently participating in any material transaction that generates relationships with unconsolidated entities or financial partnerships, including variable interest entities, and neither the Company nor the Bank has any material retained or contingent interest in such entities or assets. As of December 31, 2014, we did not have material financial guarantee contracts that are reasonably likely to adversely affect our results of operations, financial condition, or cash flows. However, as a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations are not “off-balance sheet arrangements,” as defined in SEC rules, and although they represent our potential future cash requirements, a significant portion of those commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 13. Commitments and Contingencies of the Notes contained in this Report.

Future Accounting Pronouncements

See Note 1. Summary of Significant Accounting Policies of the Notes contained in this Report for a discussion of recently issued or proposed accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 McGladrey LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Coast Financial Corporation

We have audited the accompanying consolidated balance sheets of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Jacksonville, Florida

March 20, 2015

Member of the RSM International network of Independent accounting, tax and consulting firms.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Dollars in Thousands, Except Share Information)

	2014	2013
ASSETS
Cash and due from financial institutions	$2,974	$2,889
Short-term interest-earning deposits	19,424	111,305
Total cash and cash equivalents	22,398	114,194
Investment securities:
Securities available-for-sale	118,699	159,732
Securities held-to-maturity	17,919	19,266
Total investment securities	136,618	178,998
Portfolio loans, net of allowance of $7,107 in 2014 and $6,946 in 2013	446,870	371,956
Other loans:
Held-for-sale	7,219	1,656
Warehouse loans held-for-investment	33,972	20,523
Total other loans	41,191	22,179
Federal Home Loan Bank stock, at cost	6,257	5,879
Land, premises and equipment, net	14,505	14,253
Bank owned life insurance	16,590	16,143
Other real estate owned	3,908	5,225
Accrued interest receivable	1,924	1,826
Other assets	16,237	2,980
Total assets	$706,498	$733,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$41,283	$34,782
Interest-bearing demand	65,718	68,954
Savings and money market	171,657	172,552
Time	162,122	183,810
Total deposits	440,780	460,098
Securities sold under agreements to repurchase	66,300	92,800
Federal Home Loan Bank advances	123,667	110,000
Accrued expenses and other liabilities	3,415	5,210
Total liabilities	634,162	668,108

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at December 31, 2014 and 2013	155	155
Additional paid-in capital	100,604	100,794
Common stock held by:
Employee stock ownership plan shares of 76,647 at December 31, 2014 and 81,437 at December 31, 2013	(1,665)	(1,769)
Benefit plans	(297)	(317)
Retained deficit	(24,452)	(25,779)
Accumulated other comprehensive income (loss)	(2,009)	(7,559)
Total stockholders’ equity	72,336	65,525
Total liabilities and stockholders’ equity	$706,498	$733,633

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

(Dollars in Thousands, Except Share Information)

	2014	2013

Interest and dividend income:
Loans, including fees	$24,200	$25,905
Securities and interest-earning deposits in other financial institutions	3,935	2,931
Total interest and dividend income	28,135	28,836
Interest expense:
Deposits	2,489	3,308
Securities sold under agreements to repurchase	3,474	4,591
Federal Home Loan Bank advances	4,549	4,796
Total interest expense	10,512	12,695
Net interest income	17,623	16,141
Provision for portfolio loan losses	1,266	7,026
Net interest income after provision for portfolio loan losses	16,357	9,115

Noninterest income:
Service charges and fees	2,786	2,988
Gain on sale of loans held-for-sale	864	692
Gain on sale of securities available-for-sale	205	–
Bank owned life insurance earnings	446	380
Interchange fees	1,521	1,571
Other	617	697
Total noninterest income	6,439	6,328

Noninterest expense:
Compensation and benefits	10,582	8,382
Occupancy and equipment	1,935	1,905
Federal Deposit Insurance Corporation insurance premiums	1,206	1,671
Foreclosed assets, net	245	3,609
Data processing	1,436	1,430
Outside professional services	1,692	2,663
Collection expense and repossessed asset losses	530	2,337
Other	3,843	4,852
Total noninterest expense	21,469	26,849

Income (loss) before income tax expense	1,327	(11,406)
Income tax expense	–	–
Net income (loss)	$1,327	$(11,406)

Earnings (loss) per common share:
Basic	$0.09	$(3.23)
Diluted	$0.09	$(3.23)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2014 and 2013

(Dollars in Thousands)

	2014	2013
Net income (loss)	$1,327	$(11,406)

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	5,755	(8,245)
Less reclassification adjustments for (gains) losses recognized in income	(205)	–
Net unrealized gains (losses)	5,550	(8,245)
Income tax effect	–	–
Net of tax effect	5,550	(8,245)

Total other comprehensive income (loss)	5,550	(8,245)

Comprehensive income (loss)	$6,877	$(19,651)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

(Dollars in Thousands, Except Share Information)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$26	$56,132	$(1,873)	$(338)	$(14,373)	$686	$40,260
Issuance of common stock in public offering, 12,880,000 shares, net of offering expenses	129	44,740	–	–	–	–	44,869
Employee stock ownership plan shares earned, 4,790 shares	–	(84)	104	–	–	–	20
Management restricted stock expense	–	3	–	–	–	–	3
Stock options expense	–	24	–	–	–	–	24
Distribution from Rabbi Trust	–	(21)	–	21	–	–	–
Net loss	–	–	–	–	(11,406)	–	(11,406)
Other comprehensive loss	–	–	–	–	–	(8,245)	(8,245)
Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	–	(112)	–	–	–	–	(112)
Employee stock ownership plan shares earned, 4,790 shares	–	(84)	104	–	–	–	20
Management restricted stock expense	–	3	–	–	–	–	3
Stock options expense	–	23	–	–	–	–	23
Distribution from Rabbi Trust	–	(20)	–	20	–	–	–
Net income	–	–	–	–	1,327	–	1,327
Other comprehensive income	–	–	–	–	–	5,550	5,550
Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336

The accompanying notes are an integral part of these consolidated financial statements.–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

(Dollars in Thousands, Except Share Information)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,327	$(11,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for portfolio loan losses	1,266	7,026
(Gain) loss on sale of portfolio loans	(114)	128
Gain on sale of loans held-for-sale	(864)	(692)
Originations of loans held-for-sale	(16,269)	(6,457)
Proceeds from sales of loans held-for-sale	14,158	9,582
Foreclosed assets, net	245	3,609
Gain on sale of securities available-for-sale	(205)	-
Employee stock ownership plan compensation expense	20	20
Share-based compensation expense	26	27
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(1,154)	1,038
Depreciation expense	642	637
Net change in cash surrender value of bank owned life insurance	(447)	(379)
Net change in accrued interest receivable	(98)	209
Net change in other assets	(13,257)	589
Net change in accrued expenses and other liabilities	(1,795)	411
Net cash provided by (used in) operating activities	(16,519)	4,342

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	21,678	31,737
Proceeds from sales of securities available-for-sale	69,403	-
Purchase of securities available-for-sale	(44,039)	(41,441)
Purchase of securities held-for-maturity	-	(19,496)
Funding of warehouse loans held-for-investment	(457,533)	(823,311)
Proceeds from repayments of warehouse loans held-for-investment	444,084	871,267
Purchase of portfolio loans	(61,660)	(16,342)
Proceeds from sales of portfolio loans	475	5,897
Net change in portfolio loans	(16,258)	42,816
Expenditures on premises and equipment	(894)	(306)
Proceeds from sale of other real estate owned	2,108	9,615
Purchase of Federal Home Loan Bank stock	(1,545)	-
Redemption of Federal Home Loan Bank stock	1,167	1,381
Net cash provided by (used in) investing activities	(43,014)	61,817

Cash flows from financing activities:
Net change in deposits	(19,318)	(39,662)
Repayment of securities sold under agreements to repurchase	(26,500)	-
Proceeds from Federal Home Loan Bank advances	95,000	-
Repayment of Federal Home Loan Bank advances	(81,333)	(25,000)
Proceeds from sale of common stock in public offering, net of offering expenses	-	44,869
Additional cost associated with the issuance of common stock in a public offering in 2013	(112)	-
Net cash used in financing activities	(32,263)	(19,793)

Net increase (decrease) in cash and cash equivalents	(91,796)	46,366
Cash and cash equivalents, beginning of year	114,194	67,828
Cash and cash equivalents, end of year	$22,398	$114,194

Supplemental disclosures of cash flow information:
Interest paid	$10,813	$12,708
Income taxes paid	$394	$-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$1,036	$10,384
Loans transferred to held-for-sale	$2,588	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements (the Financial Statements) and these notes to consolidated financial statements (these Notes) include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” are used interchangeably throughout these Notes. The consolidated balance sheets as of December 31, 2014 and 2013, and the consolidated financial statements for the years ended December 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

On February 3, 2011, the Company completed a conversion from the mutual holding company structure and a related public offering (the second step conversion). As a result of the second step conversion, Atlantic Coast Federal, MHC and Atlantic Coast Federal Corporation, the former holding companies of the Bank, were merged into Atlantic Coast Financial Corporation, a Maryland corporation. The Bank is 100% owned by the Company and the Company is 100% owned by public stockholders.

Nature of Operations

The Bank provides a broad range of banking services to individual and business customers primarily in Northeast Florida and Southeast Georgia. The Bank’s primary deposit products are checking, savings, and certificates of deposit, and its primary lending products are residential mortgage, home equity, consumer loans, and commercial loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are generally expected to be repaid from the cash flows from the operations of the business. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Use of Estimates

The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on experience and available information that affect the amounts reported in the Financial Statements and these Notes, and actual results could differ materially from these estimates. Estimates associated with the allowance for portfolio loan losses (the allowance), measuring for impairment of troubled debt restructurings (TDR), the fair values of securities, other financial instruments and other real estate owned (OREO), and the realization of deferred tax assets are particularly susceptible to material change in the near term.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair Value of Financial Instruments of these Notes. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents is defined to include cash on hand, deposits with other financial institutions with maturities less than 90 days and short-term interest-earning deposits in investment companies. The Company reports net cash flows for customer loan transactions and deposit transactions.

Restrictions on Cash

The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve Bank of Atlanta as of December 31, 2014 and 2013 to meet regulatory reserve and clearing requirements. There were no restrictions on cash as of December 31, 2014. The Bank had $0.7 million of restricted cash pledged to The Independent BankersBank (TIB) as of December 31, 2013, which is reported on the consolidated balance sheet in short-term interest-earning deposits.

Investment Securities

Investment securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities are classified as available-for-sale when they might be sold before maturity and are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted market prices are not available, fair values are calculated based on quoted market prices of similar securities (Level 2). For securities where quoted market prices or quoted market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). As of December 31, 2014, $118.7 million in investment securities were classified as available-for-sale and $17.9 million in investment securities were classified as held-to-maturity. As of December 31, 2013, $159.7 million in investment securities were classified as available-for-sale and $19.3 million in investment securities were classified as held-to-maturity.

Interest income from investment securities includes amortization of purchase premium or discount. Premiums and discounts on investment securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales of investment securities are recorded on the trade date, which is not materially different from the settlement date, and are determined using the specific identification method. There were $14.1 million in unsettled investment securities transactions at December 31, 2014, for which a trade date receivable was reported on the consolidated balance sheet in other assets. There were no unsettled investment securities transactions at December 31, 2013.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities (continued)

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the years ended December 31, 2014 and 2013.

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

Accrual of interest income on mortgage and commercial loans is discontinued, and the loan is placed on nonperforming status at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Past due status is based on the contractual terms of the portfolio loan. In all cases, portfolio loans are placed on nonperforming or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Portfolio loans for which terms have been modified to grant a concession to the borrower as a result of the borrower's financial difficulties are considered TDRs. TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s existing rate at inception of the loan or the appraised value of the collateral if the loan is collateral-dependent. Impairment of homogeneous loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan.

All interest accrued but not received on portfolio loans placed on nonperforming status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Portfolio loans are returned to accrual status when all the principal or interest amounts contractually due are brought current and future payments are reasonably assured.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Although the real estate values in our markets have recovered, as well as the improvement in the U.S. economy in general, we believe it is still possible that collateral for certain nonperforming one- to four-family residential and home equity loans, will not be sufficient to fully repay such loans. Therefore, the Company charges one- to four-family residential and home equity loans down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. This process accelerates the recognition of charge-offs on one- to four-family residential and home equity loans but has no impact on the impairment evaluation process.

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

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. If the real estate market deteriorates and the value of residential real estate declines, there is a potential risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•

Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans. Land loans involve a greater degree of credit risk due to the lack of cash flow and reliance on borrower’s capacity and multi-family residential real estate loans involve a greater degree of credit risk due to the reliance on the successful operation of the project. Both loan types are also more sensitive to adverse economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Portfolio Loan Losses (continued)

Real Estate Construction Loans

•

Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential and commercial real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans include Small Business Administration (SBA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Portfolio Loans

•

Home equity loans and home equity lines of credit are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, there is a potential risk of loss if the real estate market deteriorates and the value of residential real estate declines.

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Portfolio Loan Losses (continued)

The impact of the general loss component on the allowance began increasing during 2008 and had remained at an elevated level through the end of 2013. The increase reflected the deterioration of market conditions, and the increase in the portfolio loan loss experience that had resulted from management’s proactive approach to recognizing losses on impaired one- to four-family and home equity loans in the period the impairment is identified. Due to recent improvement in market conditions, and the resulting decrease in the portfolio loan loss experience, the general loss component began decreasing in 2014.

The specific loss component of the allowance generally relates to portfolio loans that have been classified as doubtful, substandard, or special mention according to the Company’s internal asset classification system. Substandard portfolio loans include those characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. Portfolio loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Portfolio loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be special mention. Risk ratings are updated any time the facts and circumstances warrant.

For portfolio loans that are also identified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value. A portfolio loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors used by management to determine impairment include payment status, collateral value and the probability of collecting scheduled principal or interest payments when due. Portfolio loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan, the borrower, and the amount of the shortfall in relation to the principal or interest owed. TDRs with a borrower for whom the Bank has granted a concession to the borrower because of the borrower’s financial difficulties are considered impaired portfolio loans. Impairment is measured on a loan-by-loan basis for non-homogeneous portfolio loans, such as commercial real estate, commercial real estate construction, and commercial business loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Management also evaluates the allowance based on a review of certain large balance individual loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows management expects to receive on impaired loans, which may be susceptible to significant change and risks. The determination of the fair value of collateral considers recent trends in valuation as indicated by short sales and sales of nonperforming portfolio loans of the applicable loan category. No specific allowance is recorded unless fair value is less than carrying value.

Large groups of smaller balance, homogeneous portfolio loans, such as individual consumer and residential loans, are collectively evaluated for impairment and are excluded from the specific impairment evaluation. For these portfolio loans, the allowance is calculated in accordance with the general loss policy described above. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless the loan has been modified as a TDR as discussed below.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Portfolio Loan Losses (continued)

Portfolio loans are charged off against the allowance account when the following conditions are present:

Real Estate Loans

•

One- to four-family residential loans are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. Impairment allowances on nonperforming collateral-dependent loans, particularly one- to four-family residential loans, may not be recoverable and represent a potential loss, depending on real estate values in our markets and the U.S. economy in general. Therefore, this process accelerates the recognition of charge-offs, but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance once a property is foreclosed or a short sale occurs.

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

Other Portfolio Loans

•

First lien position home equity loans are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. In the case of second lien position loans, the entire loan balance is charged off at 90 days past due. Impairment allowances on nonperforming collateral-dependent loans, particularly one- to four-family residential loans, may not be recoverable and represent a potential loss, depending on real estate values in our markets and the U.S. economy in general. Therefore, this process accelerates the recognition of charge-offs, but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance once a property is foreclosed or a short sale occurs.

•

Consumer loans, including auto, manufactured housing, unsecured, and other secured loans, are charged-off, net of expected recovery, when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan. Loans with non-real estate collateral are written down to the value of the collateral, less cost to sell, when repossession of collateral has occurred.

•	Commercial loans secured by business assets, including inventory and receivables, will typically have specific reserves established once a loan is classified as substandard. The specific reserve will be charged off once the outcomes of attempts to legally collect the collateral are known and have been exhausted.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other Loans (Loans Held-for-Sale and Warehouse Loans Held-for-Investment)

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

The Company originates SBA loans held-for-sale through the 7(a) Program and the 504 Program of the SBA. SBA loans held-for-sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. The 7(a) loans are guaranteed up to 75% of the loan amount up to maximum guaranty cap of $3,750,000. The Company’s average SBA loan size is $426,000. The Company typically sells the guaranteed portion of the 7(a) loans to investors, while maintaining the servicing rights. These loans are non-recourse to the lender, other than an allegation of fraud or misrepresentation on the part of the lender. In the 504 program, the Company, the SBA and the borrower are in various lien positions. The typical structure of a 504 loan is the Bank is at a 50% loan-to-value (LTV), the SBA is in second position at 40% LTV, while the remaining 10% is an equity injection from the borrower.

The Company originates warehouse loans held-for-investment and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans, which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Additionally, due to the generally short duration of time the Company holds these loans, the collateral arrangements related to the loans, and other factors, management has determined that no allowance for loan losses is necessary.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, including commitments to make loans and unused lines of credit, issued to meet customers' financing needs. The face amount for these items represents the exposure to loss, before considering collateral or ability to repay. Such financial instruments are recorded when they are funded.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Much of the Company’s business activity is with customers in Northeast Florida and Southeast Georgia. Additionally, an estimated 80% of the Company’s portfolio loans are originated to borrowers in Florida and Georgia, with the majority of those originations occurring in Northeast Florida and Southeast Georgia. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in Northeast Florida and Southeast Georgia.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Atlanta (the FHLB). Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock has no quoted market value, is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of cost. Both cash and stock dividends issued by the FHLB are reported as income.

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

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain employees. Bank owned life insurance (BOLI) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Office of the Comptroller of the Currency (the OCC) has a policy to restrict federal savings institutions from investing more than 25% of total capital in bank owned life insurance without first notifying and obtaining authorization from the OCC. The Bank was in compliance with this policy as of December 31, 2014.

Other Real Estate Owned and Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, at the date of foreclosure, based on an independent appraisal, less estimated selling costs establishing a new cost basis. If fair value declines subsequent to foreclosure, the asset value is written down through expense. Costs relating to improvement of property are capitalized, whereas costs relating to holding of the property are expensed.

Long-Term Assets

Premises and equipment, non-maturity deposits and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that will have a material effect on the Financial Statements.

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the basic weighted average number of common shares and common stock equivalents outstanding for the period. The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares and common stock equivalents outstanding for the period are adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares and average unearned restricted stock awards. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Dividends

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.

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

Benefit Plans

Profit-sharing and 401(k) plan expense is the amount contributed by the Company as determined by the Board of Directors. Deferred compensation plan expense is allocated over years of service.

Rabbi Trusts

Vested but unpaid benefits for the executive deferred compensation plan, director retirement plan and the supplemental executive retirement plan for certain executives are funded with the Company’s own common stock held in rabbi trusts. Unpaid benefits are recorded as contra accounts to stockholders’ equity at cost and are reduced as benefits are paid out by the trustee over the terms defined by the plans.

Employee Stock Ownership Plan

Since the Company sponsors the Employee Stock Ownership Plan (the ESOP) with an employer loan, neither the ESOP's loan payable or the Company's loan receivable are reported in the Company's consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders' equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings. Dividends on unearned ESOP shares are used to reduce the ESOP loan balance at the Company.

In connection with the second step conversion, the Company sold 1,710,857 shares of common stock at $10.00 per share, inclusive of 68,434 shares issued to the ESOP. The Company loaned $0.7 million to a trust for the ESOP, enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under the ESOP.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impact of Certain Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14). ASU 2014-14 requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The guidance in this standard may be applied using either a prospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, a reporting entity must apply the same method of transition as elected under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Company is currently in the process of evaluating the impact of adopting this standard on the Financial Statements and its results of operations, as well as evaluating which transition method will be applied upon adoption.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings and requires separate secured borrowing accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. Additionally, ASU 2014-11 requires disclosure of information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and disclosure of the types of collateral pledged in such transactions. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard is not expected to result in additional disclosures, or have any material impact on the Financial Statements or the Company’s results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact of adopting this standard on the Financial Statements and its results of operations, as well as evaluating which transition method will be applied upon adoption.

In January 2014, the FASB issued ASU 2014-04, which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when an in-substance repossession or foreclosure has occurred. Additionally, ASU 2014-04 requires both interim and annual disclosure of properties that are in the process of foreclosure. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard resulted in additional disclosures, but did not have any material impact on the Financial Statements or the Company’s results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryover, a similar tax loss, or a tax credit carryover, with specified exceptions. The Company adopted this standard for the first quarter of 2014, with no material impact on the Financial Statements or its results of operations.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 2. CAPITAL RAISE TRANSACTION & BULK SALE OF NONPERFORMING ASSETS

On December 3, 2013, the Company raised $48.3 million in gross proceeds by issuing 12,880,000 shares of its common stock in a public offering, which included the issuance of 1,680,000 shares as a result of the exercise of the underwriters’ over-allotment option, at a price to the public of $3.75 per share. Net proceeds from the public offering were $44.9 million after underwriting discounts and offering expenses of $3.4 million. The Company contributed $44.0 million of the net proceeds of the offering to the Bank to maintain capital ratios at required levels, to support growth in the Bank's loan and investment portfolios, and for general corporate purposes.

On December 27, 2013, the Company completed the sale of approximately $13.2 million of its nonperforming assets to real estate investment firms for a combined purchase price of $6.9 million. The sale included nonaccrual loans with a carrying value of $10.6 million and OREO with a carrying value of $2.6 million.

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

Transaction between Atlantic Coast Bank and Customers Bank

On March 26, 2014, the Bank purchased $16.2 million of one- to four-family mortgages, comprised entirely of loans within our markets, from Customers Bank for $16.5 million, at a premium of 1.75%. Messrs. Sidhu and Choudhrie are directors of Customers Bancorp, Inc., the parent company of Customers Bank. Mr. Sidhu is also the Chairman and Chief Executive Officer of Customers Bancorp, Inc. This loan purchase transaction was in the ordinary course of the Company’s business, made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners, and did not involve more than a normal risk or present other unfavorable features.

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this Note and Note 5. Fair Value of Financial Instruments of these Notes) have been categorized based upon the fair value hierarchy described below:

•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	Level 2 – Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,738	$–	$4,738	$–
State and municipal	5,083	–	5,083	–
Mortgage-backed securities – residential	98,514	–	98,514	–
Collateralized mortgage obligations – U.S. Government	10,364	–	10,364	–
Total	$118,699	$-	$118,699	$-

December 31, 2013
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,318	–	$4,318	–
State and municipal	972	–	972	–
Mortgage-backed securities – residential	130,914	–	130,914	–
Collateralized mortgage obligations – U.S. Government	23,528	–	23,528	–
Total	$159,732	-	$159,732	-

The fair values of securities available-for-sale are determined by quoted market prices, if available (Level 1). For securities available-for-sale where quoted market prices are not available, fair values are calculated based on quoted market prices of similar securities (Level 2). For securities available-for-sale where quoted market prices or quoted market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2014
Assets:
Other real estate owned	$3,908	–	–	$3,908

December 31, 2013
Assets:
Other real estate owned	$5,225	–	–	$5,225

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of December 31, 2014 and 2013 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

December 31, 2014
Assets:
Other real estate owned	$3,908	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 38.8% (4.4%) 10.0% (10.0%)

December 31, 2013
Assets:
Other real estate owned	$5,225	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.4% (26.6%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and liquidation expenses.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the years ended December 31, 2014 and 2013 were $13,000 and $2.3 million, respectively. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3). The Company did not have any impaired loans that are collateral-dependent as of December 31, 2014 and 2013.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of December 31, 2014 and 2013 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2014
Assets:
Cash and due from financial institutions	$2,974	$2,974	$2,974	$–	$–
Short-term interest-earning deposits	19,424	19,424	19,424	–	–
Securities held-to-maturity	17,919	17,886	–	17,886	–
Portfolio loans, net	446,870	480,839	–	480,839	–
Loans held-for-sale	7,219	7,848	–	7,848	–
Warehouse loans held-for-investment	33,972	33,972	–	33,972	–
Federal Home Loan Bank stock, at cost	6,257	6,257	–	–	6,257
Accrued interest receivable	1,924	1,924	–	1,924	–
Liabilities:
Deposits	440,780	441,004	–	441,004	–
Securities sold under agreements to repurchase	66,300	72,533	–	72,533	–
Federal Home Loan Bank advances	123,667	131,005	–	131,005	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	806	806	–	806	–

December 31, 2013
Assets:
Cash and due from financial institutions	$2,889	$2,889	$2,889	$–	$–
Short-term interest-earning deposits	111,305	111,305	111,305	–	–
Securities held-to-maturity	19,266	19,258	–	19,258	–
Portfolio loans, net	371,956	382,762	–	382,762	–
Loans held-for-sale	1,656	1,869	–	1,869	–
Warehouse loans held-for-investment	20,523	20,523	–	20,523	–
Federal Home Loan Bank stock, at cost	5,879	5,879	–	–	5,879
Accrued interest receivable	1,826	1,826	–	1,826	–
Liabilities:
Deposits	460,098	460,432	–	460,432	–
Securities sold under agreements to repurchase	92,800	101,949	–	101,949	–
Federal Home Loan Bank advances	110,000	120,494	–	120,494	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	1,107	1,107	–	1,107	–

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on market prices of similar securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse loans held-for-investment, due to the rapid repayment of the loans (generally less than 30 days). Fair value of the FHLB advances and securities sold under agreements to repurchase (repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of December 31, 2014 and 2013.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of December 31, 2014 and 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

December 31, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$–	$(262)	$4,738	$4,738
State and municipal	5,071	20	(8)	5,083	5,083
Mortgage-backed securities – residential	99,861	28	(1,375)	98,514	98,514
Collateralized mortgage obligations – U.S. Government	10,776	–	(412)	10,364	10,364
Total securities available-for-sale	120,708	48	(2,057)	118,699	118,699
Securities held-to-maturity (1):
Mortgage-backed securities – residential	17,919	–	(33)	17,886	17,919
Total securities held-to-maturity	17,919	–	(33)	17,886	17,919
Total investment securities	$138,627	$48	$(2,090)	$136,585	$136,618

December 31, 2013
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$–	$(682)	$4,318	$4,318
State and municipal	942	30	–	972	972
Mortgage-backed securities – residential	137,018	115	(6,219)	130,914	130,914
Collateralized mortgage obligations – U.S. Government	24,331	27	(830)	23,528	23,528
Total securities available-for-sale	167,291	172	(7,731)	159,732	159,732
Securities held-to-maturity (1):
Mortgage-backed securities – residential	19,266	–	(8)	19,258	19,266
Total securities held-to-maturity	19,266	–	(8)	19,258	19,266
Total investment securities	$186,557	$172	$(7,739)	$178,990	$178,998

(1)	Investment securities held-to-maturity are carried at amortized cost.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of December 31, 2014, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$–	$–
Due from more than one to five years	–	–
Due from more than five to ten years	3,245	3,243
Due after ten years	1,826	1,841
U.S. Government-sponsored enterprises	5,000	4,738
Mortgage-backed securities – residential (1)	117,780	116,399
Collateralized mortgage obligations – U.S. Government	10,776	10,364
	$138,627	$136,585

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of December 31, 2014 and 2013, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2014
U.S. Government – sponsored enterprises	$-	$-	$4,738	$(262)	$4,738	$(262)
State and municipal	1,836	(8)	–	–	1,836	(8)
Mortgage-backed securities – residential (1)	14,230	(172)	93,779	(1,236)	108,009	(1,408)
Collateralized mortgage obligations – U.S. Government	–	–	10,364	(412)	10,364	(412)
	$16,066	$(180)	$108,881	$(1,910)	$124,947	$(2,090)

December 31, 2013
U.S. Government – sponsored enterprises	$4,318	$(682)	$–	$–	$4,318	$(682)
State and municipal	–	–	–	–	–	–
Mortgage-backed securities – residential (1)	95,746	(3,042)	51,531	(3,186)	147,277	(6,228)
Collateralized mortgage obligations – U.S. Government	13,009	(537)	8,204	(292)	21,213	(829)
	$113,073	$(4,261)	$59,735	$(3,478)	$172,808	$(7,739)

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

The decrease in unrealized losses during 2014 is due to a decrease in interest rates, which started early in January 2014 and continued through the end of the year. The 10-year treasury rate as of December 31, 2014 and 2013 was 2.17% and 3.04%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

As of December 31, 2014, the Company’s security portfolio consisted of 33 securities available-for-sale, 25 of which were in an unrealized loss position, and 2 securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations, as discussed below.

As of December 31, 2014, $131.5 million, or approximately 96.3% of the debt securities held by the Company, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2014. During the years ended December 31, 2014 and 2013, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $89.7 million and $31.7 million for the years ended December 31, 2014 and 2013, respectively. Gross gains of $355,000 were realized during the year ended December 31, 2014. Gross losses of $150,000 were realized during the year ended December 31, 2014. No gross gains or losses were realized during the year ended December 31, 2013. The net gain on sale of securities available-for-sale for the year ended December 31, 2014, includes $205,000 of accumulated other comprehensive income reclassifications from unrealized holding gains. Gains and losses on sales of investment securities are recorded on the trade date, which is not materially different from the settlement date, and are determined using the specific identification method. There were $14.1 million in unsettled investment securities transactions at December 31, 2014, and no unsettled investment securities transactions at December 31, 2013.

Proceeds from payments, maturities, and calls of securities held-to-maturity were $1.4 million for the year ended December 31, 2014. There were no proceeds from payments, maturities, and calls of securities held-to-maturity for the year ended December 31, 2013. The Company did not sell investment securities classified as held-to-maturity during the years ended December 31, 2014 and 2013 and currently intends to hold such securities until maturity.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of December 31, 2014 and 2013:

	2014	% of Total Loans	2013	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$237,151	53.0%	$167,455	44.9%
Commercial	50,322	11.3%	48,356	12.9%
Other (land and multi-family)	14,680	3.3%	15,790	4.2%
Total real estate loans	302,153	67.6%	231,601	62.0%

Real estate construction loans:
One- to four-family	2,580	0.6%	–	− %
Commercial	2,939	0.6%	2,582	0.7%
Acquisition and development	–	− %	–	− %
Total real estate construction loans	5,519	1.2%	2,582	0.7%

Other portfolio loans:
Home equity	46,343	10.4%	52,767	14.1%
Consumer	49,854	11.2%	53,290	14.3%
Commercial	43,119	9.6%	33,029	8.9%
Total other portfolio loans	139,316	31.2%	139,086	37.3%

Total portfolio loans	446,988	100.0%	373,269	100.0%

Allowance for portfolio loan losses	(7,107)		(6,946)
Net deferred portfolio loan costs	5,122		5,825
Premiums and discounts on purchased loans, net	1,867		(192)

Portfolio loans, net	$446,870		$371,956

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of December 31, 2014 and 2013:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

December 31, 2014
Real estate loans:
One- to four-family	$233,654	$923	$338	$2,236	$3,497	$237,151
Commercial	49,478	343	–	501	844	50,322
Other (land and multi-family)	14,569	–	111	–	111	14,680
Total real estate loans	297,701	1,266	449	2,737	4,452	302,153

Real estate construction loans:
One- to four-family	2,580	–	–	–	–	2,580
Commercial	2,939	–	–	–	–	2,939
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	5,519	–	–	–	–	5,519

Other portfolio loans:
Home equity	45,363	650	118	212	980	46,343
Consumer	49,255	363	51	185	599	49,854
Commercial	42,797	–	–	322	322	43,119
Total other portfolio loans	137,415	1,013	169	719	1,901	139,316

Total portfolio loans	$440,635	$2,279	$618	$3,456	$6,353	$446,988

December 31, 2013
Real estate loans:
One- to four-family	$162,134	$1,550	$1,289	$2,482	$5,321	$167,455
Commercial	48,272	84	–	–	84	48,356
Other (land and multi-family)	15,668	47	–	75	122	15,790
Total real estate loans	226,074	1,681	1,289	2,557	5,527	231,601

Real estate construction loans:
One- to four-family	–	–	–	–	–	–
Commercial	2,582	–	–	–	–	2,582
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	2,582	–	–	–	–	2,582

Other portfolio loans:
Home equity	51,686	639	148	294	1,081	52,767
Consumer	51,810	983	387	110	1,480	53,290
Commercial	33,016	13	–	–	13	33,029
Total other portfolio loans	136,512	1,635	535	404	2,574	139,086

Total portfolio loans	$365,168	$3,316	$1,824	$2,961	$8,101	$373,269

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of December 31, 2014 and 2013 were $4.5 million and $3.4 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of December 31, 2014 and 2013. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of December 31, 2014 and 2013:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

December 31, 2014
Real estate loans:
One- to four-family	$234,301	$2,850	$237,151
Commercial	49,821	501	50,322
Other (land and multi-family)	14,569	111	14,680
Total real estate loans	298,691	3,462	302,153

Real estate construction loans:
One- to four-family	2,580	–	2,580
Commercial	2,939	–	2,939
Acquisition and development	–	–	–
Total real estate construction loans	5,519	–	5,519

Other portfolio loans:
Home equity	46,131	212	46,343
Consumer	49,315	539	49,854
Commercial	42,797	322	43,119
Total other portfolio loans	138,243	1,073	139,316

Total portfolio loans	$442,453	$4,535	$446,988

December 31, 2013
Real estate loans:
One- to four-family	$164,778	$2,677	$167,455
Commercial	48,356	–	48,356
Other (land and multi-family)	15,715	75	15,790
Total real estate loans	228,849	2,752	231,601

Real estate construction loans:
One- to four-family	–	–	–
Commercial	2,582	–	2,582
Acquisition and development	–	–	–
Total real estate construction loans	2,582	–	2,582

Other portfolio loans:
Home equity	52,367	400	52,767
Consumer	53,061	229	53,290
Commercial	33,029	–	33,029
Total other portfolio loans	138,457	629	139,086

Total portfolio loans	$369,888	$3,381	$373,269

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

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

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of December 31, 2014 and 2013:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

December 31, 2014
Real estate loans:
Commercial	$46,749	$2,084	$1,489	$-	$50,322
Other (land and multi-family)	8,613	-	6,067	-	14,680
Total real estate loans	55,362	2,084	7,556	-	65,002

Real estate construction loans:
Commercial	2,939	-	-	-	2,939
Total real estate construction loans	2,939	-	-	-	2,939

Other portfolio loans:
Commercial	40,439	1,985	695	-	43,119
Total other portfolio loans	40,439	1,985	695	-	43,119

Total portfolio loans	$98,740	$4,069	$8,251	$-	$111,060

December 31, 2013
Real estate loans:
Commercial	$41,838	$2,651	$3,867	$-	$48,356
Other (land and multi-family)	9,628	392	5,770	-	15,790
Total real estate loans	51,466	3,043	9,637	-	64,146

Real estate construction loans:
Commercial	2,582	-	-	-	2,582
Total real estate construction loans	2,582	-	-	-	2,582

Other portfolio loans:
Commercial	32,466	93	470	-	33,029
Total other portfolio loans	32,466	93	470	-	33,029

Total portfolio loans	$86,514	$3,136	$10,107	$-	$99,757

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. Activity in the allowance for the years ended December 31, 2014 and 2013 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provision Expense	Ending Balance
	(Dollars in Thousands)

December 31, 2014
Real estate loans:
One- to four-family	$3,188	$(606)	$224	$400	$3,206
Commercial	827	(191)	83	304	1,023
Other (land and multi-family)	282	(8)	42	(91)	225
Total real estate loans	4,297	(805)	349	613	4,454

Real estate construction loans:
One- to four-family	–	–	–	16	16
Commercial	125	–	–	(106)	19
Acquisition and development	–	–	–	–	–
Total real estate construction loans	125	–	–	(90)	35

Other portfolio loans:
Home equity	1,046	(403)	161	188	992
Consumer	1,223	(595)	301	(85)	844
Commercial	214	(119)	6	562	663
Total other portfolio loans	2,483	(1,117)	468	665	2,499

Unallocated	41	–	–	78	119

Total	$6,946	$(1,922)	$817	$1,266	$7,107

December 31, 2013
Real estate loans:
One- to four-family	$4,166	$(4,485)	$961	$2,546	$3,188
Commercial	958	(2,452)	–	2,321	827
Other (land and multi-family)	986	(790)	63	23	282
Total real estate loans	6,110	(7,727)	1,024	4,890	4,297

Real estate construction loans:
One- to four-family	–	–	–	–	–
Commercial	50	–	–	75	125
Acquisition and development	–	–	–	–	–
Total real estate construction loans	50	–	–	75	125

Other portfolio loans:
Home equity	2,636	(2,017)	395	32	1,046
Consumer	1,448	(2,131)	289	1,617	1,223
Commercial	645	(880)	78	371	214
Total other portfolio loans	4,729	(5,028)	762	2,020	2,483

Unallocated	–	–	–	41	41

Total	$10,889	$(12,755)	$1,786	$7,026	$6,946

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2014:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,374	$1,832	$3,206
Commercial	311	712	1,023
Other (land and multi-family)	91	134	225
Total real estate loans	1,776	2,678	4,454

Real estate construction loans:
One- to four-family	–	16	16
Commercial	–	19	19
Acquisition and development	–	–	–
Total real estate construction loans	–	35	35

Other portfolio loans:
Home equity	490	502	992
Consumer	217	627	844
Commercial	57	606	663
Total other portfolio loans	764	1,735	2,499

Unallocated	–	119	119

Total ending allowance for portfolio loan losses balance	$2,540	$4,567	$7,107

Portfolio loans:
Real estate loans:
One- to four-family	$18,885	$218,266	$237,151
Commercial	3,884	46,438	50,322
Other (land and multi-family)	7,131	7,549	14,680
Total real estate loans	29,900	272,253	302,153

Real estate construction loans:
One- to four-family	–	2,580	2,580
Commercial	–	2,939	2,939
Acquisition and development	–	–	–
Total real estate construction loans	–	5,519	5,519

Other portfolio loans:
Home equity	3,860	42,483	46,343
Consumer	1,489	48,365	49,854
Commercial	809	42,310	43,119
Total other portfolio loans	6,158	133,158	139,316

Total ending portfolio loans balance	$36,058	$410,930	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2013:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$799	$2,389	$3,188
Commercial	106	721	827
Other (land and multi-family)	92	190	282
Total real estate loans	997	3,300	4,297

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	125	125
Acquisition and development	–	–	–
Total real estate construction loans	–	125	125

Other portfolio loans:
Home equity	321	725	1,046
Consumer	29	1,194	1,223
Commercial	3	211	214
Total other portfolio loans	353	2,130	2,483

Unallocated	–	41	41

Total ending allowance for portfolio loan losses balance	$1,350	$5,596	$6,946

Portfolio loans:
Real estate loans:
One- to four-family	$15,671	$151,784	$167,455
Commercial	6,481	41,875	48,356
Other (land and multi-family)	7,124	8,666	15,790
Total real estate loans	29,276	202,325	231,601

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	2,582	2,582
Acquisition and development	–	–	–
Total real estate construction loans	–	2,582	2,582

Other portfolio loans:
Home equity	3,829	48,938	52,767
Consumer	726	52,564	53,290
Commercial	628	32,401	33,029
Total other portfolio loans	5,183	133,903	139,086

Total ending portfolio loans balance	$34,459	$338,810	$373,269

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.4 million and $0.1 million at December 31, 2014 and 2013, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of December 31, 2014 and 2013 were as follows:

	2014	2013
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$18,885	$15,671
Commercial	3,248	6,481
Other (land and multi-family)	6,947	6,863
Total real estate loans	29,080	29,015

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	3,816	3,829
Consumer	1,379	726
Commercial	606	629
Total other portfolio loans	5,801	5,184

Total TDRs classified as impaired loans	$34,881	$34,199

The TDR balances included performing TDRs of $21.0 million and $19.0 million as of December 31, 2014 and 2013, respectively. There were no commitments to lend additional amounts on TDRs as of December 31, 2014 and 2013.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

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

The following table presents information on TDRs during the year ended December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

Troubled debt restructuring:
Real estate loans:
One- to four-family	36	$8,145	$8,145
Other (land and multi-family)	1	261	261
Total real estate loans	37	8,406	8,406

Other portfolio loans:
Home equity	14	1,449	1,449
Consumer	15	912	912
Commercial	2	161	161
Total other portfolio loans	31	2,522	2,522

Total troubled debt restructurings	68	$10,928	$10,928

There were eight subsequent defaults on portfolio loans that were restructured as TDRs during the year ended December 31, 2014. The subsequent defaults included five one- to four-family residential loans with a combined recorded investment of $0.5 million, one commercial real estate loan with a recorded investment of $0.6 million, one land loan with a recorded investment of $0.1 million, and one consumer loan with a recorded investment of $0.1 million.

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

There were two subsequent defaults on portfolio loans that were restructured as TDRs during the year ended December 31, 2013. The subsequent defaults included two consumer loans with a combined recorded investment of $1,000.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	1,182	1,182	–
Other (land and multi-family)	5,694	5,694	–
Total real estate loans	6,876	6,876	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	371	371	–
Total other portfolio loans	371	371	–

Total with no related allowance recorded	$7,247	$7,247	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$18,885	$18,984	$1,374
Commercial	2,702	2,702	311
Other (land and multi-family)	1,437	1,488	91
Total real estate loans	23,024	23,174	1,776

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,860	4,063	490
Consumer	1,489	1,489	217
Commercial	438	438	57
Total other portfolio loans	5,787	5,990	764

Total with an allowance recorded	$28,811	$29,164	$2,540

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	3,600	3,600	–
Other (land and multi-family)	5,770	5,770	–
Total real estate loans	9,370	9,370	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	377	377	–
Total other portfolio loans	377	377	–

Total with no related allowance recorded	$9,747	$9,747	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$15,671	$15,823	$799
Commercial	2,881	2,881	106
Other (land and multi-family)	1,354	1,530	92
Total real estate loans	19,906	20,234	997

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,829	4,031	321
Consumer	726	727	29
Commercial	251	251	3
Total other portfolio loans	4,806	5,009	353

Total with an allowance recorded	$24,712	$25,243	$1,350

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the years ended December 31, 2014 and 2013:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

December 31, 2014
Real estate loans:
One- to four-family	$17,278	$919	$–
Commercial	5,183	305	–
Other (land and multi-family)	7,128	276	–
Total real estate loans	29,589	1,500	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,845	192	–
Consumer	1,108	111	–
Commercial	719	120	–
Total other portfolio loans	5,672	423	–

Total	$35,261	$1,923	$-

December 31, 2013
Real estate loans:
One- to four-family	$11,819	$756	$–
Commercial	10,758	371	–
Other (land and multi-family)	7,816	303	–
Total real estate loans	30,393	1,430	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	370	–	–
Acquisition and development	–	–	–
Total real estate construction loans	370	–	–

Other portfolio loans:
Home equity	3,393	237	–
Consumer	597	76	–
Commercial	1,317	81	–
Total other portfolio loans	5,307	394	–

Total	$36,070	$1,824	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 7. PORTFOLIO LOANS (continued)

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $0.2 million and $0.1 million as of December 31, 2014 and 2013. The activity on these loans during the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
	(Dollars in Thousands)

Beginning balance	$137	$1,563
New portfolio loans and advances on existing portfolio loans	–	–
Effect of changes in related parties	37	(1,349)
Repayments	(5)	(77)
Ending balance	$169	$137

NOTE 8. OTHER LOANS

The Company’s other loans are comprised of mortgage loans held-for-sale, SBA loans held-for-sale, and warehouse loans held-for-investment. The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans held-for-investment and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding.

The Company internally originated approximately $7.9 million of mortgage loans held-for-sale during the year ended December 31, 2014. The Company did not internally originate any mortgage loans held-for-sale during the year ended December 31, 2013. The gain recorded on sale of mortgage loans held-for-sale during the year ended December 31, 2014 was $175,000.

During the years ended December 31, 2014 and 2013, the Company internally originated approximately $8.3 million and $6.5 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.6 million during each of the years ended December 31, 2014 and 2013. Additionally, the Company recognized gains on the servicing of these loans of $57,000 and $47,000 during the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, the Company originated approximately $457.5 million and $823.3 million, respectively, of warehouse loans held-for-investment through third parties. As of December 31, 2014 and 2013, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days for both years ended December 31, 2014 and 2013.

Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment, and other factors, management has determined that no allowance for loan losses is necessary.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 9. LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(Dollars in Thousands)
Land	$7,176	$7,176
Buildings and leasehold improvements	12,405	12,112
Furniture, fixtures, and equipment	11,108	10,589
Land, premises, and equipment	30,689	29,877
Accumulated depreciation and amortization	(16,184)	(15,624)
Land, premises, and equipment, net	$14,505	$14,253

Depreciation expense was $0.6 million for both years ended December 31, 2014 and 2013.

NOTE 10. DEPOSITS

The Company had $278.7 million and $276.3 million in non-maturity deposits at December 31, 2014 and 2013, respectively. Time deposits were $162.1 million and $183.8 million at December 31, 2014 and 2013, respectively. Time deposits of $100,000 or more were approximately $84.8 million and $96.3 million at December 31, 2014 and 2013, respectively, and time deposits of $250,000 or more were approximately $12.0 million and $16.3 million at December 31, 2014 and 2013, respectively. Scheduled maturities of time deposits at December 31, 2014 were as follows:

(Dollars in Thousands)
2015	$106,534
2016	38,336
2017	7,491
2018	6,415
2019	3,331
Thereafter	15
Total time deposits	$162,122

The Company did not have any brokered certificate of deposits at December 31, 2014 and 2013. Under Atlantic Coast Bank’s Consent Order with the OCC (the Order), dated August 10, 2012, the Bank may not increase brokered deposits without prior written approval (see Note 19. Regulatory Supervision of these Notes).

Deposits from directors, executive officers and their associates were approximately $0.7 million at both December 31, 2014 and 2013.

Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation (FDIC).

Interest expense on customer deposit accounts for the years ending December 31, 2014 and 2013 is summarized as follows:

	2014	2013
	(Dollars in Thousands)
Interest-bearing demand	$162	$219
Savings and money market	665	721
Time	1,662	2,368
Total interest expense on deposits	$2,489	$3,308

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has repurchase agreements with a carrying amount of $66.3 million and $92.8 million as of December 31, 2014 and 2013, respectively. During the first quarter 2014, the Company paid off $26.5 million of maturities related to the repurchase agreements.

Under the terms of the agreements, the collateral is subject to adjustment determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $75.6 million and $115.8 million in investment securities posted as collateral for these instruments as of December 31, 2014 and December 31, 2013, respectively. The Company will be required to post additional collateral if the gap between the fair market value of the liability and the contractual amount of the liability increases. In the event the Company prepays the agreements prior to maturity, it must do so at fair value, which as of December 31, 2014 exceeded the book value of the individual agreements by $6.2 million.

Information concerning repurchase agreements as of and for the years ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013
	(Dollars in Thousands)

Average daily balance	$69,075	$92,800
Weighted average coupon interest rate during the period	4.96%	5.10%
Maximum month-end balance during the period	$78,300	$92,800
Weighted average coupon interest rate at end of period	4.94%	5.10%
Weighted average maturity (months)	30	30

The repurchase agreements as of December 31, 2014 mature as follows:

Amount Maturing
(Dollars in Thousands)

2015	$10,000
2016	5,000
2017	25,000
2018	26,300
2019	–
Thereafter	–
Total	$66,300

Under the repurchase agreements, the buyer has the option to terminate individual transactions in whole the following quarter. There is no termination penalty if terminated by the buyer. There have been no early terminations.

Under the terms of a revised repurchase agreement that the Company entered into on August 2, 2012 with the counterparty on $51.3 million in carrying amount of the repurchase transactions, the Company is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at December 31, 2014. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At December 31, 2014, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $4.7 million, which approximates the termination penalty.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2014 and 2013, advances from the FHLB were as follows:

	2014	2013
	(Dollars in Thousands)
Maturity on January 23, 2015, fixed rate at 0.24%	$5,000	$-
Maturity on July 6, 2015, fixed rate at 3.85% (1)	-	10,000
Maturity on November 16, 2016, fixed rate 4.21% (1)	-	10,000
Maturity on August 26, 2016, fixed rate 2.32% (1)	10,000	-
Maturity on September 28, 2016, fixed rate 2.32%	10,000	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	10,000	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	10,000	10,000
Maturity on June 20, 2017, fixed rate 0.73%	4,167	-
Maturity on August 1, 2017, fixed rate at 4.39%	20,000	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	5,000	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	10,000	-
Maturity on December 21, 2017, fixed rate at 3.77%	15,000	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	15,000	15,000
Maturity on March 26, 2018, fixed rate 4.11%	5,000	5,000
Maturity on June 20, 2019, fixed rate at 1.27%	4,500	-
Total	$123,667	$110,000

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.

The FHLB advances had a weighted-average maturity of 30 months and a weighted-average rate of 3.51% at December 31, 2014. The Company had $142.7 million in portfolio loans and $26.4 million in investment securities posted as collateral for these advances as of December 31, 2014.

During the year ended December 31, 2014, the Company paid off $81.3 million of the FHLB borrowings, including $61.3 million that had been borrowed during 2014.

The advances at December 31, 2014 mature as follows:

Amount Maturing
(Dollars in Thousands)

2015	$5,000
2016	30,000
2017	79,167
2018	5,000
2019	4,500
Thereafter	–
Total	$123,667

The Bank’s remaining borrowing capacity with the FHLB is $11.5 million at December 31, 2014. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of December 31, 2014, fair value exceeded the book value of the individual advances by $7.3 million, which was partially collateralized by portfolio loans and investment securities (included in the $142.7 million and $26.4 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $29.3 million as of December 31, 2014. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the Financial Statements and these Notes. The principal commitments as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(Dollars in Thousands)
Undisbursed portion of loans closed	$2,079	$3,090
Unused lines of credit and commitments to fund loans	51,709	47,803

As of December 31, 2014, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 5.25% to 6.00%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $19.1 million and had interest rates that ranged from 3.45% to 18.00% and the variable rate commitments totaled $32.6 million and had interest rates that ranged from 1.51% to 8.25%. As of December 31, 2013, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 5.75% to 6.00%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $25.1 million and had interest rates that ranged from 3.45% to 18.00% and the variable rate commitments totaled $22.7 million and had interest rates that ranged from 3.00% to 14.75%.

As of December 31, 2014 and 2013, the Company had fully secured outstanding standby letters of credit commitments totaling $41,000 and $27,000, respectively.

Since certain commitments to make loans, provide lines of credit, and fund loans in process expire without being used, the amount does not necessarily represent future cash commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policies to make such commitments as is followed for those loans recorded on the consolidated balance sheet.

The Company does not have any employment agreements with its officers, therefore, the Company has not accrued for any liability related to such agreements.

In addition to its borrowing capacity with the FHLB, the Company maintained lines of credit with four private financial institutions as of December 31, 2014. The lines of credit were $5.0 million with each institution, for which no balance was outstanding as of December 31, 2014. The Company did not maintain borrowing capacity with any institutions, other than the FHLB, as of December 31, 2013.

The Company has operating leases in place for four business locations and certain ordinary office equipment. Lease payments in total over the next 5 years are approximately $1.3 million.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 14. INCOME TAXES

Income tax expense for the years ending December 31, 2014 and 2013 was as follows:

	2014	2013
	(Dollars in Thousands)

Current – federal	$-	$-
Current – state	-	-
Deferred – federal	5,328	11,664
Deferred – state	453	2,356
Decrease in valuation allowance – federal	(5,328)	(11,664)
Decrease in valuation allowance – state	(453)	(2,356)
Income tax expense	$-	$-

Late in 2014, Congress passed the Tax Extenders bill, which extended the deduction for bonus depreciation and Section 179 immediate expensing through December 31, 2014. As a result of this change in the law, the Company was able to estimate an increased deduction for bonus depreciation that reduced taxable income sufficiently to eliminate the previously recorded tax expense as of September 30, 2014, which was $0.2 million.

During the year ended December 31, 2014, the Company did not use any federal net operating loss carryover or state net operating loss carryover.

The effective tax rate differs from the statutory federal income tax rate for the years ending December 31, 2014 and 2013 as follows:

	2014	2013
	(Dollars in Thousands)
Income taxes at current statutory rate of 34%	$451	$(3,878)
Increase (decrease) from:
State income tax, net of Federal tax effect	(52)	(414)
Tax-exempt income	(32)	(12)
Increase in cash surrender value of bank owned life insurance	(171)	(129)
Stock option expense	2	1
Change related to Internal Revenue Code § 382 net operating loss carryover limitations	5,619	18,479
Change in federal valuation allowance	(5,328)	(11,664)
Change in state valuation allowance	(453)	(2,356)
Other, net	(36)	(27)
Income tax expense (benefit)	$-	$-
Effective tax rate	0.0%	0.0%

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 14. INCOME TAXES (continued)

Deferred tax assets and liabilities as of December 31, 2014 and 2013 were due to the following:

	2014	2013
	(Dollars in Thousands)

Deferred tax assets:
Allowance for portfolio loan losses	$2,661	$2,609
Deferred compensation arrangements	574	559
Other real estate owned	798	1,413
Net operating loss carryover – limited by Internal Revenue Code § 382	2,447	7,879
Net operating loss carryover – unlimited	197	-
Net unrealized loss on securities available-for-sale	752	2,840
Deferred loan fees	552	647
Interest income on nonaccrual loans	14	3
Accrued expenses	462	375
Acquired customer intangibles	259	344
Alternative minimum tax carryover	527	527
Donation carryover	43	66
State tax credits	155	-
Other	238	244
Total deferred tax assets	9,679	17,506
Valuation allowance – federal	(8,023)	(15,237)
Valuation allowance – state	(899)	(1,553)
Total deferred tax assets, net of valuation allowance	757	716

Deferred tax liability:
Depreciation	(318)	(170)
Deferred loan costs	(87)	(49)
Prepaid expenses	(152)	(317)
Other	(200)	(180)
Total deferred tax liability	(757)	(716)
Net deferred tax asset	$-	$-

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

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL position, recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, the Company wrote off approximately $14.7 million and $46.3 million of federal net operating loss carryover in 2014 and 2013, respectively, and $12.8 million and $72.3 million of state net operating loss carryover in 2014 and 2013, respectively, all of which had been previously reserved for with a valuation allowance.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 14. INCOME TAXES (continued)

As of December 31, 2014 and 2013, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $8.9 million and $17.5 million, respectively, and were primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon continued generation of taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

The Company has a federal net operating loss carryover of $7.1 million which begins to expire in 2019. There is a valuation allowance of $2.4 million on this carryover. The Company has a state net operating loss carryover of $6.0 million which begins to expire in 2018. The Company maintains a valuation allowance of $0.2 million on this carryover.

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares and common stock equivalents outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares and average unearned restricted stock awards. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

The following table summarizes the basic and diluted earnings (loss) per common share computation for the years ended December 31, 2014 and 2013:

	2014	2013
	(Dollars in Thousands, Except Share Information)
Basic:
Net income (loss)	$1,327	$(11,406)
Weighted average common shares outstanding	15,508,969	3,652,311
Less: average unallocated employee stock ownership plan shares	(81,411)	(86,201)
Less: average director’s deferred compensation shares	(35,234)	(37,336)
Less: average unvested restricted stock awards	(409)	(682)
Weighted average common shares outstanding, as adjusted	15,391,915	3,528,093
Basic earnings (loss) per common share	$0.09	$(3.23)

Diluted:
Net income (loss)	$1,327	$(11,406)
Weighted average common shares outstanding, as adjusted (from above)	15,391,915	3,528,093
Add: dilutive effects of assumed exercise of stock options	–	–
Add: dilutive effects of full vesting of stock awards	–	–
Weighted average dilutive shares outstanding	15,391,915	3,528,093
Diluted earnings (loss) per common share	$0.09	$(3.23)

During the year ended December 31, 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share. Due to a reported loss during the year ended December 31, 2013, there was no dilutive effect from stock options or stock awards and, therefore, they were not considered in computing diluted weighted average common shares.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 16. EMPLOYEE BENEFITS

Defined Contribution Plan

Company employees meeting certain age and length of service requirements may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an Internal Revenue Service maximum amount, with a Company match equal to 50% of the first 6% of the compensation contributed. For the years ended December 31, 2014 and 2013, the total plan expense was $121,000 and $101,000, respectively.

Supplemental Executive Retirement Plans and Director Retirement Plan

Under the terms of the executive and senior officer supplemental executive retirement plans (SERPs) and the Director Retirement Plan, each participant will receive a periodic benefit payment beginning on a date defined by each plan. Under the executive SERP, benefit payments begin the first month after the retirement date. Under the Director Retirement Plan benefit payments began on the first month following 100% vesting. Under the senior officer SERP, benefit payments begin on January 1st of the year following the retirement date. Benefit payments are due over a period of ten (10) to twenty (20) years after retirement and are based on the amount of each participant’s appreciation benefit plus accrued interest on unpaid balances.

Payment of vested appreciation benefits and vesting of unvested appreciation benefits is contingent on, among other things, OCC approval as a result of the Order between the Company and the OCC (see Note 19. Regulatory Supervision of these Notes). Additionally, due to the Order, payments for appreciation benefits that vest following an executive being involuntarily terminated or occurring after the executive severs employment are subject to approval by the FDIC and the OCC.

Vesting in the appreciation benefit for the executive SERPs and Director Retirement Plan is contingent upon the occurrence of certain events. For the executive SERPs, such events include the successful completion of the second step conversion, two consecutive quarters of positive income before the expense of participant vesting by the Company, the participant's death or disability, a change-of control of the Company, or involuntary termination of employment. For the Director Retirement Plan, such events include the successful completion of the second step conversion. The vested appreciation benefit is payable over 15 years for executive SERPs and 10 years for the Director Retirement Plan. The vested but unpaid appreciation benefits of the executive SERPs and Director Retirement Plan are credited for interest at a rate of 3-month LIBOR plus 275 basis points. Under the terms of the senior officer SERP, the appreciation benefit is established upon completion of the second step conversion and becomes payable to the participant over 20 years following separation from service due to retirement from the Company, which may be no earlier than age 55. In the event of a death of a participant with 5 or more years of service, a lump sum payment is due to the participant's beneficiary. The participant forfeits their appreciation benefit if the employee leaves the Company prior to retirement. The unpaid appreciation benefit for each participant is credited for interest at a rate of 3-month LIBOR plus 275 basis points.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 16. EMPLOYEE BENEFITS (continued)

Supplemental Executive Retirement Plan and Director Retirement Plan (continued)

The Company recorded expense of $26,000 for SERP and Director Retirement Plans in 2014, including increases for vesting, increases in the market value of Company stock held in the Trust, and interest on unpaid appreciation benefits, net of reversal of benefits accrued for SERP participants who severed their employment. The Company recorded expense of $163,000 for SERP and Director Retirement Plans in 2013, including increases in the market value of Company stock held in the Trust and interest on unpaid appreciation benefits, net of reversal of benefits accrued for SERP participants who severed their employment.

Below is the amount of accrued liability and unvested appreciation benefit under the SERP and Director Retirement Plan as of December 31, 2014 and 2013:

	2014	2013
	(Dollars in Thousands)
Accrued liability:
Executive and senior officer SERP	$589	$565
Director retirement plan	$166	$163
Unvested appreciation benefit:
Executive and senior officer SERP	$1,688	$1,873
Director retirement plan	$–	$–

Deferred Director Fee Plan

A deferred director fee compensation plan covers all non-employee directors. Under the plan directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2014 and 2013, the liability for the plan was $216,000 and $205,000, respectively.

Split Dollar Life Insurance Agreements

The Company has split dollar life insurance agreements with certain executive officers to provide life insurance benefits in addition to that available to all employees. There was no expense related to this benefit for the year ended December 31, 2014. The Company recorded a credit to expense related to this benefit for the year ended December 31, 2013 totaling $60,000, due to the departures of executives who surrendered the benefit under the terms of the agreement. There was no related liability for split dollar life insurance benefits at December 31, 2014 and 2013.

Consulting Agreement with Director

Effective April 1, 2011, the Company entered into a consulting agreement with a member of the Board of Directors which provides for total consulting fees of $250,000. The fee is earned at a rate of $83,333 per year over three years. In addition, the director was entitled to an incentive bonus of $500,000 if the Company had reversed (and fully realized as capital) by December 31, 2014, the entire valuation reserve established by the Company with respect to its net deferred federal and state income tax asset of $20.7 million as of December 31, 2010, and the accounting treatment with respect to the valuation reserve had been agreed to by the Company’s independent accounting firm as being in accordance with generally accepted accounting principles. The objectives related to the incentive bonus were not achieved as of December 31, 2014 and, therefore, the director did not receive a bonus payment.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 17. EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the ESOP through the purchase of 465,520 shares of common stock from Atlantic Coast Federal Corporation’s first step conversion in 2004, with proceeds from a ten-year note in the amount of $4.7 million between the ESOP and Atlantic Coast Federal Corporation. Upon completion of the Company’s second step conversion in 2011, all unallocated shares in the plan were exchanged for Atlantic Coast Financial Corporation shares at a rate of 0.1960 shares of Atlantic Coast Financial Corporation for each share of Atlantic Coast Federal Corporation. As part of the conversion, the Company loaned $0.7 million to the trust for the ESOP enabling it to purchase 68,434 shares of common stock in the stock offering for allocation under such plan. The Company’s loan to the ESOP was combined with the remaining debt from the original note, described below, and modified to be payable over 20 years. Further, the ESOP was modified such that unearned shares held by the ESOP will be allocated over the same term as the debt.

The Company's Board of Directors determines the amount of contribution to the ESOP annually, but is required to make contributions sufficient to service the ESOP's debt. Shares are released for allocation to employees as the ESOP debt is repaid. Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis. An employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service. In the event the Company pays dividends to stockholders, the dividends paid on allocated ESOP shares will be paid to employee accounts, while the dividends paid on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP were $91,000 and $89,000 for the years ended December 31, 2014 and 2013, respectively, and did not include dividends on unearned shares during either year.

Compensation expense for shares committed to be released under the ESOP was $20,000 for both years ended December 31, 2014 and 2013.

Shares held by the ESOP as of December 31, 2014 and 2013 were as follows:

	2014	2013

Allocated to eligible employees	4,790	4,790
Unearned	76,647	81,437
Total ESOP shares	81,437	86,227

	(Dollars in Thousands)
Fair value of unearned shares	$304	$353

NOTE 18. STOCK-BASED COMPENSATION

The Company established stock-based compensation plans following Atlantic Coast Federal Corporation’s first step conversion in 2004. In 2005, the Company’s stockholders approved the establishment of both the Atlantic Coast Federal Corporation 2005 Recognition and Retention Plan (the Recognition Plan) and the Atlantic Coast Federal Corporation 2005 Stock Option Plan (the Stock Option Plan). Upon completion of the Company’s second step conversion in 2011, all unallocated or unvested shares in the plans were exchanged for Atlantic Coast Financial Corporation shares at a rate of 0.1960 shares of Atlantic Coast Financial Corporation for each share of Atlantic Coast Federal Corporation.

The compensation cost that has been charged against income for the Recognition Plan was $3,000 in each of the years ended December 31, 2014 and 2013. The compensation cost that has been charged against income for the Stock Option Plan for the years ended December 31, 2014 and 2013 was $23,000 and $24,000, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 18. STOCK-BASED COMPENSATION (continued)

The Recognition Plan

The Recognition Plan permits the Company’s Board of Directors to award up to 55,888 shares of its common stock to directors and key employees designated by the Board of Directors. As of December 31, 2014, substantially all such shares had been awarded. Under the terms of the Recognition Plan, awarded shares are restricted as to transferability and may not be sold, assigned, or transferred prior to vesting. Awarded shares vest at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and are contingent upon continuous service by the recipient through the vesting date. An accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. Any awarded shares which are forfeited are returned to the Company and can be re-awarded to another recipient. The Recognition Plan became effective on July 1, 2005 and remains in effect for the earlier of 10 years from the effective date, or the date on which all shares of common stock available for award have vested.

There were no common stock share awards during the years ended December 31, 2014 and 2013. A summary of the status of the shares of the Recognition Plan at December 31, 2014 and 2013 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at December 31, 2012	822	14.95
Granted	-	-
Vested	(274)	14.95
Forfeited	-	-
Non-vested at December 31, 2013	548	14.95
Granted	-	-
Vested	(274)	14.95
Forfeited	-	-
Non-vested at December 31, 2014	274	$14.95

There was $2,000 and $5,000 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2014 and 2013, respectively. The expense is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested was $4,000 during both years ended December 31, 2014 and 2013.

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

The Stock Option Plan also permits the Company’s Board of Directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (Limited SAR). The Limited SARs are exercisable only upon a change of control and, if exercised, reduce one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vest at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and are contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurs if there is a change in control of the Company or death or disability of the participant. The Stock Option Plan became effective on July 28, 2005 and terminates upon the earlier of 10 years after the effective date, or the date on which the exercise of stock options or related rights equaling the maximum number of shares occurs. There were 72,484 stock options remaining to be awarded as of December 31, 2014.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 18. STOCK-BASED COMPENSATION (continued)

The Stock Option Plan (continued)

There were no incentive stock option awards during the years ended December 31, 2014 and 2013.

A summary of the option activity under the Stock Option Plan as of December 31, 2014 and 2013, and changes for the year then ended is presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)	(in Thousands)

Outstanding at December 31, 2012	117,722	$44.98
Granted	–	–
Exercised	–	–
Forfeited	(33,967)	30.18
Outstanding at December 31, 2013	83,755	$50.98	3.6	$–

Vested or expected to vest	61,979	$50.98	3.6	$–
Exercisable at year end	74,035	$57.67	3.2	$–

Outstanding at December 31, 2013	83,755	$50.98
Granted	–	–
Exercised	–	–
Forfeited	(18,796)	56.43
Outstanding at December 31, 2014	64,959	$49.40	2.5	$–

Vested or expected to vest	63,970	$49.94	2.5	$–
Exercisable at year end	60,334	$52.05	2.3	$–

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

There was $12,000 and $35,000 of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan as of December 31, 2014 and 2013, respectively. The cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 19. REGULATORY SUPERVISION

On August 10, 2012, the Board of Directors of the Bank agreed to the Order with its primary regulator, the OCC. The Order does not affect the Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of operation, internet banking, ATM usage, and the FDIC deposit insurance coverage are unaffected. The Order provides, among other things, that:

•	the Order replaces and, therefore, terminates a Supervisory Agreement (the Supervisory Agreement) entered into between the Bank and the Office of Thrift Supervision (the OTS) on December 10, 2010;

•	within 10 days of the date of the Order, the Board of Directors had to establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Order;

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 19. REGULATORY SUPERVISION (continued)

•	within 30 days of the date of the Order, the Board of Directors had to revise and maintain a comprehensive liquidity risk management program which assesses on an ongoing basis, the Bank’s current and projected funding needs, and that ensures that sufficient funds or access to funds exist to meet those needs;

•	within 60 days of the date of the Order, the Board of Directors had to revise its problem asset reduction plan (PARP), the design of which will be to eliminate the basis of criticism of those assets criticized as “doubtful,” “substandard” or “special mention” during the OCC’s most recent report of examination as well as any subsequent examination or review by the OCC and any other internal or external loan reviews;

•	within 60 days of the date of the Order, the Board of Directors had to revise its written concentration management program for identifying, monitoring, and controlling risks associated with asset and liability concentrations, including off-balance sheet concentrations;

•	within 60 days of the date of the Order, the Board of Directors needed to develop and implement an effective internal capital planning process to assess the Bank’s capital adequacy in relation to its overall risks and to ensure maintenance of appropriate capital levels, which should be no less than total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	within 90 days of the date of the Order, the Board of Directors had to forward to the OCC for receipt of written supervisory non-objection a written capital plan for the Bank covering at least a two year period that achieves and maintains total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital of 9.00% ratio of adjusted total assets in addition to certain other requirements;

•	within 90 days of the date of the Order, the Board of Directors had to develop and submit to the OCC for receipt of supervisory non-objection of at least a two-year strategic plan to achieve objectives for the Bank’s risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy and updating such plan each year by January 31 beginning on January 31, 2014;

•	by December 31, 2012, the Bank needed to achieve and maintain a total risk based capital ratio of 13.00% of risk weighted assets and Tier 1 capital ratio of 9.00% of adjusted total assets;

•	if the Bank fails to achieve and maintain the required capital ratios by December 31, 2012, fails to submit a capital plan within 90 days of the date of the Order or fails to implement a written capital plan for which the OCC has provided a written determination of no supervisory objection, then, at the sole discretion of the OCC, Atlantic Coast Bank may be deemed undercapitalized for purposes of the Order;

•	the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC;

•	the Bank’s concentration management program will include a contingency plan to reduce or mitigate concentrations deemed imprudent for the Bank’s earnings, capital, or in the event of adverse market conditions, including strategies to reduce the current concentrations to Board of Directors established limits and a restriction on purchasing BOLI until such time as the BOLI exposure has been reduced below regulatory guidelines of 25.00% of total capital;

•	until such time as the OCC provides written supervisory non-objection of the Bank’s strategic plan, the Bank will not significantly deviate from products, services, asset composition and size, funding sources, structures, operations, policies, procedures and markets of the Bank that existed prior to the Order without receipt of prior non-objection from the OCC;

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 19. REGULATORY SUPERVISION (continued)

•	following receipt of written no supervisory objection of its capital plan, the Board of Directors will monitor the Bank’s performance against the capital plan and shall review and update the plan annually no later than January 31 of each year, beginning with January 31, 2014;

•	the Bank may declare or pay a dividend or make a capital distribution only when it is in compliance with its approved capital plan and would remain in compliance with its approved capital plan after payment of such dividends or capital distribution and receives prior written approval of the OCC; and

•	the Board of Directors was to immediately take all necessary steps to ensure that the Bank’s management corrects each violation of law, rule or regulation cited in the OCC’s most recent report of examination and within 60 days of the date of the Order, the Board of Directors had to adopt, implement, and thereafter ensure Bank adherence to specific procedures to prevent future violations and the Bank’s adherence to general procedures addressing compliance management of internal controls and employee education regarding laws, rules and regulations.

The Bank believes it has accomplished all material requirements under the Order at December 31, 2014. Even though the Bank has achieved the minimum capital ratios, the OCC may continue to enforce the Order, or portions thereof, for some period of time to monitor the Company’s continued compliance with the Order. Due to the Order, the Bank is considered adequately capitalized as of December 31, 2014, despite meeting the minimum ratios required to be well-capitalized under the PCA rules.

The Bank’s actual and minimum required capital levels and ratios as of December 31, 2014 and 2013 were as follows:

	Actual		Minimum Required to be Well-Capitalized Under Prompt Corrective Action		Minimum Required Capital Levels Under the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2014
Total capital (to risk weighted assets)	$79.2	17.64%	$44.9	10.00%	$58.4	13.00%
Tier 1 (core) capital (to risk weighted assets)	73.5	16.38%	26.9	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	73.5	10.35%	35.5	5.00%	63.9	9.00%

December 31, 2013
Total capital (to risk weighted assets)	$77.0	20.47%	$37.6	10.00%	$48.9	13.00%
Tier 1 (core) capital (to risk weighted assets)	72.3	19.22%	22.6	6.00%	n/a	n/a
Tier 1 (core) capital (to adjusted total assets)	72.3	9.73%	37.1	5.00%	66.9	9.00%

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 19. REGULATORY SUPERVISION (continued)

The Company remains subject to the Supervisory Agreement with the Board of Governors of the Federal Reserve System (the FRB), which provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written FRB approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the FRB; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; and (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$1,330	$1,311
Investment in subsidiary	71,623	64,756
Note receivable from ESOP	1,948	2,039
Other assets	0	70
Total assets	$74,901	$68,176

Accrued expenses and other liabilities	$2,565	$2,651
Total stockholders’ equity	72,336	65,525
Total liabilities and stockholders’ equity	$74,901	$68,176

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31, 2014 and 2013

	2014	2013
	(Dollars in Thousands)

Net interest income	$65	$68

Noninterest income and expense:
Noninterest income	491	454
Equity in net income (loss) of subsidiary	1,317	(11,415)
Noninterest expense	(546)	(513)
Total noninterest income and expense	1,327	(11,474)

Net income (loss)	$1,327	$(11,406)

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) Years Ended December 31, 2014 and 2013

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014 and 2013

	2014	2013
	(Dollars in Thousands)

Cash flows from operating activities:
Net income (loss)	$1,327	$(11,406)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Share-based compensation expense	26	27
Net change in other assets	90	84
Net change in accrued expenses and other liabilities	(86)	(36)
Equity in undistributed (income) loss of subsidiary	(1,317)	11,415
Net cash from operating activities	40	84

Cash flows from investing activities:
Expenditures on premises and equipment	-	1
Payment received on ESOP loan	91	89
Contribution to subsidiary	-	(44,000)
Net cash from (used in) investing activities	91	(43,910)

Cash flows from financing activities:
Proceeds from sale of common stock in public offering	-	44,869
Additional cost associated with the issuance of common stock in a public offering in 2013	(112)	-
Net cash from (used in) financing activities	(112)	44,869

Net increase in cash and cash equivalents	19	1,043
Cash and cash equivalents, beginning of year	1,311	268
Cash and cash equivalents, end of year	$1,330	$1,311

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended December 31, 2014, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of the end of the quarter ended December 31, 2014, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2014.

As permitted by SEC rules, because the Company is a smaller reporting company, this Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Proposal I - Election of Directors,” “Directors,” “Executive Officers who are not Directors,” “Code of Ethics,” “Meetings and Committees of the Board of Directors - Audit Committee,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2015 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Executive Compensation” and “Director Compensation” in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Voting Securities and Principal Holders Thereof” and “Proposal I - Election of Directors” in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities of this Report on page 56, each of which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Board Independence” and “Transactions with Certain Related Persons” in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal II - Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report

1.	Consolidated financial statements.

The consolidated financial statements are set forth under Item 8. Financial Statements and Supplementary Data of this Report.

2.	Financial statement schedules.

The following information is filed as part of this Report and should be read in conjunction with the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Report:

Report of Independent Registered Public Accounting Firm

All other schedules have been omitted because they were not applicable or because the required information has been included in the consolidated financial statements or notes thereto.

3.	Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed, furnished herewith, or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: March 20, 2015	By:	/s/ John K. Stephens, Jr..
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ John K. Stephens, Jr..	By:	/s/ Marshall D. Stone
	John K. Stephens, Jr.		Marshall D. Stone
	President and Chief Executive Officer		Vice President and Controller
	(Principal Executive Officer)		(Controller)
	Director		Date: March 20, 2015
Date: March 20, 2015

By:	/s/ Dave Bhasin	By:	/s/ Kevin G. Champagne
	Dave Bhasin		Kevin G. Champagne
	Director		Chairman, Director
	Date: March 20, 2015		Date: March 20, 2015

By:	/s/ Bhanu Choudhrie	By:	/s/ John J. Dolan
	Bhanu Choudhrie		John J. Dolan
	Director		Vice Chairman, Director
	Date: March 20, 2015		Date: March 20, 2015

By:	/s/ James D. Hogan	By:	/s/ W. Eric Palmer
	James D. Hogan		W. Eric Palmer
	Director		Director
	Date: March 20, 2015		Date: March 20, 2015

By:	/s/ Jay S. Sidhu	By:	/s/ H. Dennis Woods
	Jay S. Sidhu		H. Dennis Woods
	Director		Director
	Date: March 20, 2015		Date: March 20, 2015

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger by and among Atlantic Coast Financial Corporation, Atlantic Coast Bank, Bond Street Holdings, Inc. and Florida Community Bank, N.A., dated February 25, 2013	8-K	2/26/13	2.1	001-35072

2.2	Amendment Number 1 to the Agreement and Plan of Merger by and among Atlantic Coast Financial Corporation, Atlantic Coast Bank, Bond Street Holdings, Inc. and Florida Community Bank, N.A., dated April 22, 2013	8-K	4/23/13	2.2	001-35072

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation	S-1	6/18/10	4	333-167632

10.1	Employee Stock Ownership Plan	S-1	6/18/10	10.1	333-167632

10.2*	Amended and Restated 2005 Director Retirement Plan	S-1	6/18/10	10.23	333-167632

10.3*	Atlantic Coast Financial Corporation 2005 Stock Option Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix B	000-50962

10.4*	Atlantic Coast Financial Corporation 2005 Recognition and Retention Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix C	000-50962

10.5*	Atlantic Coast Federal Corporation 2008 Executive Deferred Compensation Plan, originally filed by Atlantic Coast Federal Corporation	8-K	2/12/08	10.1	000-50962

10.6*	SixthAmended and Restated Supplemental Executive Retirement Agreement with Robert J. Larison,Jr.	10-K	3/28/12	10.5	001-35072

10.7*	Amended and Restated Supplemental Executive Retirement Plan with Phillip S. Buddenbohm	10-K	4/1/13	10.9	001-35072

10.8*	Consulting Agreement with Jay S. Sidhu	8-K	5/18/11	10.1	001-35072

10.9*	Non-compete and Non-solicitation Agreement with Phillip S. Buddenbohm	10-K	4/1/13	10.12	001-35072

10.10	Atlantic Coast Federal Corporation Employee Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix A	000-50962

10.11*	Atlantic Coast Federal Corporation Director Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix B	000-50962

10.12*	Atlantic Coast Federal Corporation Amended and Restated 2005 Director Deferred Fee Plan, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.6	000-50962

10.13*	Atlantic Coast Federal Corporation Amended and Restated 2007 Director Deferred Compensation Plan for Equity, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.15	000-50962

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.14*	Atlantic Coast Bank Director Emeritus Plan, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.14	000-50962

10.15*	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan	S-1	6/18/10	10.23	333-167632

10.16	Consent Order with the Office of the Comptroller of the Currency	8-K	8/14/12	10.1	001-35072

10.17	Supervisory Agreement, dated as of December 10, 2010, by and between Atlantic Coast Financial Corporation, as successor to Atlantic Coast Federal, MHC, and the Federal Reserve Board, as successor to the Office of Thrift Supervision, originally filed by Atlantic Coast Federal Corporation	8-K	12/16/10	10.2	000-50962

21	Subsidiaries of Registrant	__	__	__	__	X

23.1	Consent of McGladrey LLP	__	__	__	__	X

31.1	Certification of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

31.2	Certification of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

32**	Certification of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

101.INS***	XBRL Instance Document	__	__	__	__	X

101.SCH***	XBRL Taxonomy Extension Schema Document	__	__	__	__	X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X

101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

101 LAB***	XBRL Taxonomy Label Linkbase Document	__	__	__	__	X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

