Form 10-Q
period 2015-03-31
Atlantic Coast Financial CORP
filed 2015-05-14
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐   Accelerated Filer☐   Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of May 1, 2015 was 15,509,061 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$4,000	$2,974
Short-term interest-earning deposits	14,124	19,424
Total cash and cash equivalents	18,124	22,398
Investment securities:
Securities available-for-sale	115,891	118,699
Securities held-to-maturity	17,517	17,919
Total investment securities	133,408	136,618
Portfolio loans, net of allowance of $7,150 in 2015 and $7,107 in 2014	460,977	446,870
Other loans:
Held-for-sale	5,348	7,219
Warehouse loans held-for-investment	79,295	33,972
Total other loans	84,643	41,191
Federal Home Loan Bank stock, at cost	7,013	6,257
Land, premises and equipment, net	14,659	14,505
Bank owned life insurance	16,708	16,590
Other real estate owned	4,248	3,908
Accrued interest receivable	1,840	1,924
Other assets	2,036	16,237
Total assets	$743,656	$706,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$47,285	$41,283
Interest-bearing demand	66,496	65,718
Savings and money market	177,890	171,657
Time	158,090	162,122
Total deposits	449,761	440,780
Securities sold under agreements to repurchase	66,300	66,300
Federal Home Loan Bank advances	150,000	123,667
Accrued expenses and other liabilities	3,958	3,415
Total liabilities	670,019	634,162

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at March 31, 2015 and December 31, 2014	155	155
Additional paid-in capital	100,580	100,604
Common stock held by:
Employee stock ownership plan shares of 75,450 at March 31, 2015 and 76,647 at December 31, 2014	(1,639)	(1,665)
Benefit plans	(297)	(297)
Retained deficit	(24,056)	(24,452)
Accumulated other comprehensive income (loss)	(1,106)	(2,009)
Total stockholders’ equity	73,637	72,336
Total liabilities and stockholders’ equity	$743,656	$706,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$6,115	$5,879
Securities and interest-earning deposits in other financial institutions	756	1,046
Total interest and dividend income	6,871	6,925
Interest expense:
Deposits	550	662
Securities sold under agreements to repurchase	818	975
Federal Home Loan Bank advances	1,083	1,131
Total interest expense	2,451	2,768
Net interest income	4,420	4,157
Provision for portfolio loan losses	197	450
Net interest income after provision for portfolio loan losses	4,223	3,707

Noninterest income:
Service charges and fees	636	637
Gain on sale of loans held-for-sale	499	224
Loss on sale of securities available-for-sale	(9)	-
Bank owned life insurance earnings	118	90
Interchange fees	395	373
Other	123	136
Total noninterest income	1,762	1,460

Noninterest expense:
Compensation and benefits	2,916	2,287
Occupancy and equipment	514	491
Federal Deposit Insurance Corporation insurance premiums	195	384
Foreclosed assets, net	-	6
Data processing	395	293
Outside professional services	532	383
Collection expense and repossessed asset losses	119	164
Other	870	905
Total noninterest expense	5,541	4,913

Income before income tax expense	444	254
Income tax expense	48	48
Net income	$396	$206

Earnings per common share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$396	$206

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains arising during the period	894	2,510
Reclassification adjustments for losses recognized in income	9	-
Net unrealized gains	903	2,510
Income tax effect	-	-
Net of tax effect	903	2,510

Total other comprehensive income	903	2,510

Comprehensive income	$1,299	$2,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

For the three months ended March 31, 2015:

Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 1,197 shares	-	(21)	26	-	-	-	5
Management restricted stock expense	-	1	-	-	-	-	1
Stock options expense	-	5	-	-	-	-	5
Distribution from Rabbi Trust	-	(9)	-	-	-	-	(9)
Net income	-	-	-	-	396	-	396
Other comprehensive income	-	-	-	-	-	903	903
Balance at March 31, 2015	$155	$100,580	$(1,639)	$(297)	$(24,056)	$(1,106)	$73,637

For the three months ended March 31, 2014:

Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(47)	-	-	-	-	(47)
Employee stock ownership plan shares earned, 1,197 shares	-	(21)	26	-	-	-	5
Management restricted stock expense	-	1	-	-	-	-	1
Stock options expense	-	6	-	-	-	-	6
Distribution from Rabbi Trust	-	(5)	-	5	-	-	-
Net income	-	-	-	-	206	-	206
Other comprehensive income	-	-	-	-	-	2,510	2,510
Balance at March 31, 2014	$155	$100,728	$(1,743)	$(312)	$(25,573)	$(5,049)	$68,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$396	$206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for portfolio loan losses	197	450
Gain on sale of loans held-for-sale	(499)	(224)
Originations of loans held-for-sale	(2,968)	(1,199)
Proceeds from sales of loans held-for-sale	5,338	2,207
Foreclosed assets, net	-	6
Loss on sale of securities available-for-sale	9	-
Employee stock ownership plan compensation expense	5	5
Share-based compensation expense	6	7
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	1,743	(430)
Depreciation expense	188	139
Net change in cash surrender value of bank owned life insurance	(118)	(90)
Net change in accrued interest receivable	84	(9)
Net change in other assets	14,201	679
Net change in accrued expenses and other liabilities	543	(388)
Net cash provided by operating activities	19,125	1,359

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	3,917	4,999
Funding of warehouse loans held-for-investment	(214,917)	(84,920)
Proceeds from repayments of warehouse loans held-for-investment	169,594	84,703
Purchase of portfolio loans	(7,078)	(16,451)
Net change in portfolio loans	(9,122)	(3,142)
Expenditures on premises and equipment	(342)	(133)
Proceeds from sale of other real estate owned	-	62
Purchase of Federal Home Loan Bank stock	(1,585)	-
Redemption of Federal Home Loan Bank stock	829	267
Net cash used in investing activities	(58,704)	(14,615)

Cash flows from financing activities:
Net change in deposits	8,981	(669)
Repayment of securities sold under agreements to repurchase	-	(26,500)
Proceeds from Federal Home Loan Bank advances	37,000	-
Repayment of Federal Home Loan Bank advances	(10,667)	-
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(47)
Shares purchased for and distributions from Rabbi Trust	(9)	-
Net cash provided by (used in) financing activities	35,305	(27,216)

Net decrease in cash and cash equivalents	(4,274)	(40,472)
Cash and cash equivalents, beginning of period	22,398	114,194
Cash and cash equivalents, end of period	$18,124	$73,722

Supplemental disclosures of cash flow information:
Interest paid	$2,474	$3,003
Income taxes paid	-	-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$340	$361
Loans transferred to held-for-sale	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the Financial Statements) and these notes to unaudited condensed consolidated financial statements (these Notes) include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, and as such, the terms “Company” and “Bank” are used interchangeably throughout this Quarterly Report on Form 10-Q (this Report).

The accompanying condensed consolidated balance sheet as of December 31, 2014, which was derived from our audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 10-K) should be read in conjunction with these Financial Statements.

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income, the balance of retained deficit, or stockholders’ equity as previously reported.

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

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14). ASU 2014-14 requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The guidance in this standard may be applied using either a prospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, a reporting entity must apply the same method of transition as elected under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). Early adoption of ASU 2014-14, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Company adopted ASU 2014-14 for the first quarter of 2015, with no material impact on the Financial Statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings and requires separate secured borrowing accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. Additionally, ASU 2014-11 requires disclosure of information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and disclosure of the types of collateral pledged in such transactions. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard for the first quarter of 2015 did not result in additional disclosures, nor did it have any material impact on the Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is in the process of evaluating the impact of adopting this standard on the Financial Statements, as well as evaluating which transition method will be applied upon adoption.

In January 2014, the FASB issued ASU 2014-04, which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when an in-substance repossession or foreclosure has occurred. Additionally, ASU 2014-04 requires both interim and annual disclosure of properties that are in the process of foreclosure. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2014, with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard for the first quarter of 2015 resulted in additional disclosures, but did not have any material impact on the Financial Statements.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES

Transactions between Atlantic Coast Bank and Customers Bank

Jay S. Sidhu and Bhanu Choudhrie are directors of the Company and Customers Bancorp, Inc., the parent company of Customers Bank. Mr. Sidhu is also Chairman and Chief Executive Officer of Customers Bancorp, Inc. and Customers Bank.

On March 27, 2015, the Bank entered into three $10.0 million participation agreements related to warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment) with Customers Bank (collectively, the Customers Participation Agreements). Under the Customers Participation Agreements, the Bank has an interest in existing lines of credit related to warehouse loans held-for-investment currently serviced by Customers Bank.

The Bank receives the full amount of interest earned on the warehouse loans held-for-investment. Customers Bank receives the fees paid for each individual funding request. Customers Bank services the warehouse loans held-for-investment funding requests, manages the collateral receipt and shipment, receives and posts pay downs, and remits principal and interest to the Bank. Under the Customers Participation Agreements, Customers Bank is required to administer the participated lines of credit using the same standards the Bank would use to administer its own accounts. Additionally, the Bank has access to each funding request and all daily activity reporting to monitor its exposure.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 3. TRANSACTIONS WITH RELATED PARTIES (continued)

Transactions between Atlantic Coast Bank and Customers Bank (continued)

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners, and did not involve more than a normal risk or present other unfavorable features. As of March 31, 2015, the outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $29.8 million.

On March 26, 2014, the Bank purchased $16.2 million of one- to four-family mortgages, comprised entirely of loans within our markets, from Customers Bank for $16.5 million, at a premium of 1.75%. This loan purchase transaction was in the ordinary course of the Bank’s business, made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners, and did not involve more than a normal risk or present other unfavorable features.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2015
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,882	$-	$4,882	$-
State and municipal	5,127	-	5,127	-
Mortgage-backed securities – residential	95,936	-	95,936	-
Collateralized mortgage obligations – U.S. Government	9,946	-	9,946	-
Total	$115,891	$-	$115,891	$-

December 31, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,738	$-	$4,738	$-
State and municipal	5,083	-	5,083	-
Mortgage-backed securities – residential	98,514	-	98,514	-
Collateralized mortgage obligations – U.S. Government	10,364	-	10,364	-
Total	$118,699	$-	$118,699	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

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

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2015
Assets:
Other real estate owned	$4,248	$-	$-	$4,248

December 31, 2014
Assets:
Other real estate owned	$3,908	-	-	$3,908

Quantitative information about Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

March 31, 2015
Assets:
Other real estate owned	$4,248	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 38.8% (4.6%) 10.0% (10.0%)

December 31, 2014
Assets:
Other real estate owned	$3,908	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 38.8% (4.4%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. There were no write-downs on OREO for the three months ended March 31, 2015. Write-downs on OREO for the three months ended March 31, 2014 were $13,000.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of March 31, 2015 and December 31, 2014 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2015
Assets:
Cash and due from financial institutions	$4,000	$4,000	$4,000	$-	$-
Short-term interest-earning deposits	14,124	14,124	14,124	-	-
Securities held-to-maturity	17,517	17,478	-	17,478	-
Portfolio loans, net	460,977	499,194	-	499,194	-
Loans held-for-sale	5,348	5,916	-	5,916	-
Warehouse loans held-for-investment	79,295	79,295	-	79,295	-
Federal Home Loan Bank stock, at cost	7,013	7,013	-	-	7,013
Accrued interest receivable	1,840	1,840	-	1,840	-
Liabilities:
Deposits	449,761	449,912	-	449,912	-
Securities sold under agreements to repurchase	66,300	72,189	-	72,189	-
Federal Home Loan Bank advances	150,000	157,163	-	157,163	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	783	783	-	783	-

December 31, 2014
Assets:
Cash and due from financial institutions	$2,974	$2,974	$2,974	$-	$-
Short-term interest-earning deposits	19,424	19,424	19,424	-	-
Securities held-to-maturity	17,919	17,886	-	17,886	-
Portfolio loans, net	446,870	480,839	-	480,839	-
Loans held-for-sale	7,219	7,848	-	7,848	-
Warehouse loans held-for-investment	33,972	33,972	-	33,972	-
Federal Home Loan Bank stock, at cost	6,257	6,257	-	-	6,257
Accrued interest receivable	1,924	1,924	-	1,924	-
Liabilities:
Deposits	440,780	441,004	-	441,004	-
Securities sold under agreements to repurchase	66,300	72,533	-	72,533	-
Federal Home Loan Bank advances	123,667	131,005	-	131,005	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	806	806	-	806	-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

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

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of March 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of March 31, 2015 and December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

March 31, 2015
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(118)	$4,882	$4,882
State and municipal	5,066	62	(1)	5,127	5,127
Mortgage-backed securities – residential	96,696	140	(900)	95,936	95,936
Collateralized mortgage obligations – U.S. Government	10,235	-	(289)	9,946	9,946
Total securities available-for-sale	116,997	202	(1,308)	115,891	115,891
Securities held-to-maturity (1):
Mortgage-backed securities – residential	17,517	-	(39)	17,478	17,517
Total securities held-to-maturity	17,517	-	(39)	17,478	17,517
Total investment securities	$134,514	$202	$(1,347)	$133,369	$133,408

December 31, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(262)	$4,738	$4,738
State and municipal	5,071	20	(8)	5,083	5,083
Mortgage-backed securities – residential	99,861	28	(1,375)	98,514	98,514
Collateralized mortgage obligations – U.S. Government	10,776	-	(412)	10,364	10,364
Total securities available-for-sale	120,708	48	(2,057)	118,699	118,699
Securities held-to-maturity (1):
Mortgage-backed securities – residential	17,919	-	(33)	17,886	17,919
Total securities held-to-maturity	17,919	-	(33)	17,886	17,919
Total investment securities	$138,627	$48	$(2,090)	$136,585	$136,618

(1)	Investment securities held-to-maturity are carried at amortized cost.

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of March 31, 2015, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	-	-
Due from more than five to ten years	3,240	3,277
Due after ten years	1,826	1,850
U.S. Government-sponsored enterprises	5,000	4,882
Mortgage-backed securities – residential (1)	114,213	113,414
Collateralized mortgage obligations – U.S. Government	10,235	9,946
	$134,514	$133,369

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of March 31, 2015 and December 31, 2014, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2015
U.S. Government-sponsored enterprises	$-	$-	$4,882	$(118)	$4,882	$(118)
State and municipal	430	(1)	-	-	430	(1)
Mortgage-backed securities – residential (1)	-	-	79,323	(939)	79,323	(939)
Collateralized mortgage obligations – U.S. Government	-	-	9,946	(289)	9,946	(289)
	$430	$(1)	$94,151	$(1,346)	$94,581	$(1,347)

December 31, 2014
U.S. Government – sponsored enterprises	$-	$-	$4,738	$(262)	$4,738	$(262)
State and municipal	1,836	(8)	-	-	1,836	(8)
Mortgage-backed securities – residential (1)	14,230	(172)	93,779	(1,236)	108,009	(1,408)
Collateralized mortgage obligations – U.S. Government	-	-	10,364	(412)	10,364	(412)
	$16,066	$(180)	$108,881	$(1,910)	$124,947	$(2,090)

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

The decrease in unrealized losses as of March 31, 2015 is due to a decrease in interest rates, which started in 2014 and continued through the end of the first quarter of 2015. The 10-year treasury rate as of March 31, 2015 and December 31, 2014 was 1.94% and 2.17%, respectively.

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of March 31, 2015, the Company’s security portfolio consisted of 32 securities available-for-sale, 16 of which were in an unrealized loss position, and two securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations, as discussed below.

As of March 31, 2015, $128.3 million, or approximately 96.2% of the debt securities held by the Company, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2015. During the three months ended March 31, 2015 and 2014, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $3.5 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively. No gross gains were realized during the three months ended March 31, 2015. Gross losses of $9,000 were realized during the three months ended March 31, 2015. The net loss on sale of securities available-for-sale for the three months ended March 31, 2015, includes $9,000 of accumulated other comprehensive income reclassifications from unrealized holding gains. No gross gains or losses were realized during the three months ended March 31, 2014. Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at March 31, 2015, and $14.1 million in unsettled investment securities transactions at December 31, 2014.

Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014. The Company did not sell investment securities classified as held-to-maturity during the three months ended March 31, 2015 and 2014, and currently intends to hold such securities until maturity.

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015	% of Total Loans	December 31, 2014	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$250,211	54.3%	$237,151	53.0%
Commercial	49,973	10.8%	50,322	11.3%
Other (land and multi-family)	14,820	3.2%	14,680	3.3%
Total real estate loans	315,004	68.3%	302,153	67.6%

Real estate construction loans:
One- to four-family	4,971	1.1%	2,580	0.6%
Commercial	4,608	1.0%	2,939	0.6%
Acquisition and development	-	-	-	-
Total real estate construction loans	9,579	2.1%	5,519	1.2%

Other portfolio loans:
Home equity	45,076	9.8%	46,343	10.4%
Consumer	48,459	10.5%	49,854	11.2%
Commercial	43,096	9.3%	43,119	9.6%
Total other portfolio loans	136,631	29.6%	139,316	31.2%

Total portfolio loans	461,214	100.0%	446,988	100.0%

Allowance for portfolio loan losses	(7,150)		(7,107)
Net deferred portfolio loan costs	5,111		5,122
Premiums and discounts on purchased loans, net	1,802		1,867

Portfolio loans, net	$460,977		$446,870

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of March 31, 2015 and December 31, 2014:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

March 31, 2015
Real estate loans:
One- to four-family	$245,868	$1,685	$629	$2,029	$4,343	$250,211
Commercial	49,472	-	-	501	501	49,973
Other (land and multi-family)	14,311	61	-	448	509	14,820
Total real estate loans	309,651	1,746	629	2,978	5,353	315,004

Real estate construction loans:
One- to four-family	4,971	-	-	-	-	4,971
Commercial	4,608	-	-	-	-	4,608
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	9,579	-	-	-	-	9,579

Other portfolio loans:
Home equity	44,562	514	-	-	514	45,076
Consumer	47,906	198	164	191	553	48,459
Commercial	42,751	23	-	322	345	43,096
Total other portfolio loans	135,219	735	164	513	1,412	136,631

Total portfolio loans	$454,449	$2,481	$793	$3,491	$6,765	$461,214

December 31, 2014
Real estate loans:
One- to four-family	$233,654	$923	$338	$2,236	$3,497	$237,151
Commercial	49,478	343	-	501	844	50,322
Other (land and multi-family)	14,569	-	111	-	111	14,680
Total real estate loans	297,701	1,266	449	2,737	4,452	302,153

Real estate construction loans:
One- to four-family	2,580	-	-	-	-	2,580
Commercial	2,939	-	-	-	-	2,939
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	5,519	-	-	-	-	5,519

Other portfolio loans:
Home equity	45,363	650	118	212	980	46,343
Consumer	49,255	363	51	185	599	49,854
Commercial	42,797	-	-	322	322	43,119
Total other portfolio loans	137,415	1,013	169	719	1,901	139,316

Total portfolio loans	$440,635	$2,279	$618	$3,456	$6,353	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of March 31, 2015 and December 31, 2014 were $4.4 million and $4.5 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of March 31, 2015 and December 31, 2014. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of March 31, 2015 and December 31, 2014:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

March 31, 2015
Real estate loans:
One- to four-family	$247,523	$2,688	$250,211
Commercial	49,472	501	49,973
Other (land and multi-family)	14,363	457	14,820
Total real estate loans	311,358	3,646	315,004

Real estate construction loans:
One- to four-family	4,971	-	4,971
Commercial	4,608	-	4,608
Acquisition and development	-	-	-
Total real estate construction loans	9,579	-	9,579

Other portfolio loans:
Home equity	44,998	78	45,076
Consumer	48,118	341	48,459
Commercial	42,774	322	43,096
Total other portfolio loans	135,890	741	136,631

Total portfolio loans	$456,827	$4,387	$461,214

December 31, 2014
Real estate loans:
One- to four-family	$234,301	$2,850	$237,151
Commercial	49,821	501	50,322
Other (land and multi-family)	14,569	111	14,680
Total real estate loans	298,691	3,462	302,153

Real estate construction loans:
One- to four-family	2,580	-	2,580
Commercial	2,939	-	2,939
Acquisition and development	-	-	-
Total real estate construction loans	5,519	-	5,519

Other portfolio loans:
Home equity	46,131	212	46,343
Consumer	49,315	539	49,854
Commercial	42,797	322	43,119
Total other portfolio loans	138,243	1,073	139,316

Total portfolio loans	$442,453	$4,535	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

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

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of March 31, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

March 31, 2015
Real estate loans:
Commercial	$45,885	$2,387	$1,701	$-	$49,973
Other (land and multi-family)	8,772	-	6,048	-	14,820
Total real estate loans	54,657	2,387	7,749	-	64,793

Real estate construction loans:
Commercial	4,608	-	-	-	4,608
Total real estate construction loans	4,608	-	-	-	4,608

Other portfolio loans:
Commercial	40,600	1,835	661	-	43,096
Total other portfolio loans	40,600	1,835	661	-	43,096

Total portfolio loans	$99,865	$4,222	$8,410	$-	$112,497

December 31, 2014
Real estate loans:
Commercial	$46,749	$2,084	$1,489	$-	$50,322
Other (land and multi-family)	8,613	-	6,067	-	14,680
Total real estate loans	55,362	2,084	7,556	-	65,002

Real estate construction loans:
Commercial	2,939	-	-	-	2,939
Total real estate construction loans	2,939	-	-	-	2,939

Other portfolio loans:
Commercial	40,439	1,985	695	-	43,119
Total other portfolio loans	40,439	1,985	695	-	43,119

Total portfolio loans	$98,740	$4,069	$8,251	$-	$111,060

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended March 31, 2015 and 2014 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

March 31, 2015
Real estate loans:
One- to four-family	$3,206	$(136)	$110	$14	$3,194
Commercial	1,023	-	-	37	1,060
Other (land and multi-family)	225	(26)	29	(3)	225
Total real estate loans	4,454	(162)	139	48	4,479

Real estate construction loans:
One- to four-family	16	-	-	25	41
Commercial	19	-	-	20	39
Acquisition and development	-	-	-	-	-
Total real estate construction loans	35	-	-	45	80

Other portfolio loans:
Home equity	992	(110)	8	49	939
Consumer	844	(88)	59	35	850
Commercial	663	-	-	(34)	629
Total other portfolio loans	2,499	(198)	67	50	2,418

Unallocated	119	-	-	54	173

Total	$7,107	$(360)	$206	$197	$7,150

March 31, 2014
Real estate loans:
One- to four-family	$3,188	$(304)	$88	$329	$3,301
Commercial	827	-	1	137	965
Other (land and multi-family)	282	(8)	8	33	315
Total real estate loans	4,297	(312)	97	499	4,581

Real estate construction loans:
One- to four-family	-	-	-	-	-
Commercial	125	-	-	(103)	22
Acquisition and development	-	-	-	-	-
Total real estate construction loans	125	-	-	(103)	22

Other portfolio loans:
Home equity	1,046	(140)	29	(22)	913
Consumer	1,223	(246)	126	(66)	1,037
Commercial	214	-	-	87	301
Total other portfolio loans	2,483	(386)	155	(1)	2,251

Unallocated	41	-	-	55	96

Total	$6,946	$(698)	$252	$450	$6,950

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of March 31, 2015:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,349	$1,845	$3,194
Commercial	302	758	1,060
Other (land and multi-family)	90	135	225
Total real estate loans	1,741	2,738	4,479

Real estate construction loans:
One- to four-family	-	41	41
Commercial	-	39	39
Acquisition and development	-	-	-
Total real estate construction loans	-	80	80

Other portfolio loans:
Home equity	474	465	939
Consumer	223	627	850
Commercial	56	573	629
Total other portfolio loans	753	1,665	2,418

Unallocated	-	173	173

Total ending allowance for portfolio loan losses balance	$2,494	$4,656	$7,150

Portfolio loans:
Real estate loans:
One- to four-family	$19,662	$230,549	$250,211
Commercial	3,844	46,129	49,973
Other (land and multi-family)	7,159	7,661	14,820
Total real estate loans	30,665	284,339	315,004

Real estate construction loans:
One- to four-family	-	4,971	4,971
Commercial	-	4,608	4,608
Acquisition and development	-	-	-
Total real estate construction loans	-	9,579	9,579

Other portfolio loans:
Home equity	3,612	41,464	45,076
Consumer	1,480	46,979	48,459
Commercial	710	42,386	43,096
Total other portfolio loans	5,802	130,829	136,631

Total ending portfolio loans balance	$36,467	$424,747	$461,214

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2014:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,374	$1,832	$3,206
Commercial	311	712	1,023
Other (land and multi-family)	91	134	225
Total real estate loans	1,776	2,678	4,454

Real estate construction loans:
One- to four-family	-	16	16
Commercial	-	19	19
Acquisition and development	-	-	-
Total real estate construction loans	-	35	35

Other portfolio loans:
Home equity	490	502	992
Consumer	217	627	844
Commercial	57	606	663
Total other portfolio loans	764	1,735	2,499

Unallocated	-	119	119

Total ending allowance for portfolio loan losses balance	$2,540	$4,567	$7,107

Portfolio loans:
Real estate loans:
One- to four-family	$18,885	$218,266	$237,151
Commercial	3,884	46,438	50,322
Other (land and multi-family)	7,131	7,549	14,680
Total real estate loans	29,900	272,253	302,153

Real estate construction loans:
One- to four-family	-	2,580	2,580
Commercial	-	2,939	2,939
Acquisition and development	-	-	-
Total real estate construction loans	-	5,519	5,519

Other portfolio loans:
Home equity	3,860	42,483	46,343
Consumer	1,489	48,365	49,854
Commercial	809	42,310	43,119
Total other portfolio loans	6,158	133,158	139,316

Total ending portfolio loans balance	$36,058	$410,930	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.4 million at both March 31, 2015 and December 31, 2014.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$19,480	$18,885
Commercial	3,563	3,248
Other (land and multi-family)	6,994	6,947
Total real estate loans	30,037	29,080

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	3,612	3,816
Consumer	1,428	1,379
Commercial	554	606
Total other portfolio loans	5,594	5,801

Total TDRs classified as impaired loans	$35,631	$34,881

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $22.1 million and $21.0 million as of March 31, 2015 and December 31, 2014, respectively. There were no commitments to lend additional amounts on TDRs as of March 31, 2015 and December 31, 2014.

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

The following table presents information on TDRs during the three months ended March 31, 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
March 31, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,099	$1,099
Other (land and multi-family)	2	61	61
Total real estate loans	11	1,160	1,160

Other portfolio loans:
Home equity	3	247	247
Consumer	2	10	10
Total other portfolio loans	5	257	257

Total troubled debt restructurings	16	$1,417	$1,417

March 31, 2014
Troubled debt restructuring:
Real estate loans:
One- to four-family	11	$3,517	$3,517
Total real estate loans	11	3,517	3,517

Other portfolio loans:
Home equity	3	134	134
Total other portfolio loans	3	134	134

Total troubled debt restructurings	14	$3,651	$3,651

There were no subsequent defaults on portfolio loans that were restructured as TDRs during the three months ended March 31, 2015 and 2014.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of March 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	1,172	1,172	-
Other (land and multi-family)	6,048	6,048	-
Total real estate loans	7,220	7,220	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	280	280	-
Total other portfolio loans	280	280	-

Total with no related allowance recorded	$7,500	$7,500	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$19,662	$19,761	$1,349
Commercial	2,672	2,672	302
Other (land and multi-family)	1,111	1,162	90
Total real estate loans	23,445	23,595	1,741

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,612	3,769	474
Consumer	1,480	1,480	223
Commercial	430	430	56
Total other portfolio loans	5,522	5,679	753

Total with an allowance recorded	$28,967	$29,274	$2,494

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	1,182	1,182	-
Other (land and multi-family)	5,694	5,694	-
Total real estate loans	6,876	6,876	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	371	371	-
Total other portfolio loans	371	371	-

Total with no related allowance recorded	$7,247	$7,247	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$18,885	$18,984	$1,374
Commercial	2,702	2,702	311
Other (land and multi-family)	1,437	1,488	91
Total real estate loans	23,024	23,174	1,776

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,860	4,063	490
Consumer	1,489	1,489	217
Commercial	438	438	57
Total other portfolio loans	5,787	5,990	764

Total with an allowance recorded	$28,811	$29,164	$2,540

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended March 31, 2015 and 2014:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

March 31, 2015
Real estate loans:
One- to four-family	$19,274	$235	$-
Commercial	3,864	38	-
Other (land and multi-family)	7,145	61	-
Total real estate loans	30,283	334	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,736	44	-
Consumer	1,485	23	-
Commercial	760	6	-
Total other portfolio loans	5,981	73	-

Total	$36,264	$407	$-

March 31, 2014
Real estate loans:
One- to four-family	$16,014	$186	$-
Commercial	6,462	80	-
Other (land and multi-family)	7,108	68	-
Total real estate loans	29,584	334	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,817	46	-
Consumer	714	16	-
Commercial	608	9	-
Total other portfolio loans	5,139	71	-

Total	$34,723	$405	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $2.8 million and $4.2 million of one- to four-family residential and home equity loans in process of foreclosure as of March 31, 2015 and December 31, 2014, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $0.2 million as of both March 31, 2015 and December 31, 2014. The activity on these loans during the three months ended March 31, 2015 and the year ended December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Beginning balance	$169	$137
New portfolio loans and advances on existing loans	27	-
Effect of changes in related parties	-	37
Repayments	(2)	(5)
Ending balance	$194	$169

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

During the three months ended March 31, 2015 and 2014, the Company internally originated approximately $1.7 million and $0.2 million of mortgage loans held-for-sale, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three months ended March 31, 2015 and 2014 was $129,000 and $9,000, respectively. During the three months ended March 31, 2015 and 2014, the Company internally originated approximately $1.3 million and $1.0 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.3 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively. Additionally, the Company recognized gains on the servicing of these loans of $91,000 and $22,000 during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company originated approximately $214.9 million and $84.9 million, respectively, of warehouse loans held-for-investment through third parties. As of March 31, 2015 and December 31, 2014, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. The weighted average number of days outstanding of warehouse loans held-for-investment was 19 days for both the three months ended March 31, 2015 and 2014.

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

March 31, 2015

(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has repurchase agreements with a carrying amount of $66.3 million as of both March 31, 2015 and December 31, 2014.

Under the terms of the agreements, the collateral is subject to adjustment determined by the counterparty and must be pledged in amounts equal to the debt plus the fair market value of the debt that is in excess of the principal amount of the debt. As a result, the Company had $81.5 million and $75.6 million in investment securities posted as collateral for these instruments as of March 31, 2015 and December 31, 2014, respectively. The Company will be required to post additional collateral if the gap between the fair market value of the liability and the contractual amount of the liability increases. In the event the Company prepays the agreements prior to maturity, it must do so at fair value, which as of March 31, 2015 exceeded the book value of the individual agreements by $5.9 million.

Information concerning repurchase agreements as of and for the three months ending March 31, 2014, and as of and for the year ended December 31, 2014 is summarized as follows:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance	$66,300	$69,075
Weighted average coupon interest rate during the period	4.94%	4.96%
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate at end of period	4.94%	4.94%
Weighted average maturity (months)	27	30

The repurchase agreements as of March 31, 2015 mature as follows:

Amount Maturing
(Dollars in Thousands)

2015 (1)	$10,000
2016	5,000
2017	25,000
2018	26,300
2019	-
Thereafter	-
Total	$66,300

(1)	Remaining maturities between April 1, 2015 and December 31, 2015.

Under the repurchase agreements, the buyer has the option to terminate individual transactions in whole the following quarter. There is no termination penalty if terminated by the buyer. There have been no early terminations. Under the terms of a revised repurchase agreement that the Company entered into on August 2, 2012 with the counterparty on $51.3 million in carrying amount of the repurchase transactions, the Company is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at March 31, 2015. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At March 31, 2015, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $4.4 million, which approximates the termination penalty.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2015 and December 31, 2014, advances from the FHLB were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Maturity on January 23, 2015, fixed rate at 0.24%	$-	$5,000
Maturity on April 15, 2015, fixed rate at 0.21%	32,000	-
Maturity on August 26, 2016, fixed rate 2.32% (1)	10,000	10,000
Maturity on September 28, 2016, fixed rate 4.15%	10,000	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	10,000	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	10,000	10,000
Maturity on June 20, 2017, fixed rate 0.73%	3,750	4,167
Maturity on August 1, 2017, fixed rate at 4.39%	20,000	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	5,000	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	10,000	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	15,000	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	15,000	15,000
Maturity on March 26, 2018, fixed rate 4.11%	5,000	5,000
Maturity on June 20, 2019, fixed rate at 1.27%	4,250	4,500
Total	$150,000	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.

The FHLB advances had a weighted-average maturity of 22 months and a weighted-average rate of 2.93% at March 31, 2015. The Company had $248.8 million in portfolio loans posted as collateral for these advances as of March 31, 2015.

During the three months ended March 31, 2015, the Company paid off $10.7 million of the FHLB borrowings, including $5.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB is $27.1 million at March 31, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of March 31, 2015, fair value exceeded the book value of the individual advances by $7.2 million, which was partially collateralized by portfolio loans (included in the $248.8 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $46.5 million as of March 31, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

NOTE 11. INCOME TAXES

Income tax expense (benefit) for the three months ending March 31, 2015 and 2014 was as follows:

	Three months ending March 31,
	2015	2014
	(Dollars in Thousands)

Income before income tax expense	$444	$254
Effective tax rate	10.7%	18.8%
Income tax expense	48	48
Increase in valuation allowance – federal	-	-
Increase in valuation allowance – state	-	-
Income tax expense	$48	$48

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 11. INCOME TAXES (continued)

During the three months ended March 31, 2015 and 2014, the Company did not use any federal net operating loss carryover or state net operating loss carryover.

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

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year. The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL position, recognition of certain losses during the next one to five years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, the Company wrote off approximately $14.7 million of federal net operating loss carryover and $12.8 million of state net operating loss carryover during 2014, all of which had been previously reserved for with a valuation allowance.

As of March 31, 2015 and December 31, 2014, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $8.3 million and $8.9 million, respectively, and were primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and net unrealized loss on securities available-for-sale. Based on this evaluation it was concluded that a valuation allowance continues to be required for the federal deferred tax asset. The realization of the deferred tax asset is dependent upon continued generation of taxable income. The Company also continues to maintain a valuation allowance for the state deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

NOTE 12. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares and common stock equivalents outstanding for the period is adjusted for average unallocated employee stock ownership plan shares, average director’s deferred compensation shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 12. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the three months ended March 31, 2015 and 2014:

	Three months ending March 31,
	2015	2014
	(Dollars in Thousands, Except Share Information)

Basic:
Net income	$396	$206
Weighted average common shares outstanding	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(76,647)	(81,437)
Less: average director’s deferred compensation shares	(34,478)	(35,765)
Less: average unvested restricted stock awards	(274)	(548)
Weighted average common shares outstanding, as adjusted	15,397,570	15,391,219
Basic earnings per common share	$0.03	$0.01

Diluted:
Net income	$396	$206
Weighted average common shares outstanding, as adjusted (from above)	15,397,570	15,391,219
Add: dilutive effects of assumed exercise of stock options	-	-
Add: dilutive effects of full vesting of stock awards	-	-
Weighted average dilutive shares outstanding	15,397,570	15,391,219
Diluted earnings per common share	$0.03	$0.01

During the three months ended March 31, 2015 and 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 13. REGULATORY SUPERVISION

On March 26, 2015, the Office of the Comptroller of the Currency (the OCC), the Bank’s primary regulator, terminated the Consent Order, dated August 10, 2012 (the Order), between the OCC and the Bank, which had restricted the activities of the Bank in various ways as previously reported. Additionally, the OCC has reclassified the Bank as a well-capitalized institution.

The Bank’s actual and required capital levels and ratios as of March 31, 2015 and December 31, 2014 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)

March 31, 2015
Total capital (to risk weighted assets)	$80.2	15.86%	$50.6	10.00%
Common equity tier 1 capital (to risk weighted assets)	73.9	14.61%	32.9	6.50%
Tier 1 capital (to risk weighted assets)	73.9	14.61%	40.5	8.00%
Tier 1 capital (to adjusted total assets)	73.9	10.38%	35.6	5.00%

December 31, 2014
Total capital (to risk weighted assets)	$79.2	17.64%	$44.9	10.00%
Tier 1 capital (to risk weighted assets)	73.5	16.38%	26.9	6.00%
Tier 1 capital (to adjusted total assets)	73.5	10.35%	35.5	5.00%

The Bank’s capital classification under PCA defined levels as of March 31, 2015 was well-capitalized.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Company remains subject to a Supervisory Agreement with the Board of Governors of the Federal Reserve System (the FRB), which provides, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written FRB approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the FRB; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; and (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (this MD&A) is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and accompanying Notes to the unaudited Condensed Consolidated Financial Statements of Atlantic Coast Financial Corporation (the Company) appearing elsewhere in this Quarterly Report on Form 10-Q (this Report). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 20, 2015 (the 2014 10-K).

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements concerning the Company and its wholly owned subsidiary, Atlantic Coast Bank (the Bank), that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•	our ability to comply with the requirements of agreements with and orders from our regulators;

•	our ability to respond to changes in the legislative or regulatory environment and governmental initiatives affecting the banking and financial services industry and to comply with and remain abreast of recently enacted, modified or proposed federal, state and local laws, regulations and rules;

•	local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including, but not limited to, the allowance for portfolio loan losses;

•	changes in the financial performance or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other credit agreements, and the impact of such changes on our levels of nonperforming assets;

•	changes in sources and uses of funds, including loans, deposits and borrowings, and our ability to retain and grow core deposits and maintain unsecured federal funds lines and secured lines of credit with correspondent banks;

•	changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	the concentration of our loan portfolio in real estate based loans and the geographic concentration of those loans secured by one- to four-family residential real estate despite weakness in the real estate market; and

•	our ability to successfully implement changes in accounting policies, rules and practices.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in the 2014 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report, which lists of factors, together with the foregoing list of factors, are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

General Description of Business

The Company and the Bank have traditionally focused on attracting retail deposits from the general public and investing those funds primarily in first mortgages on owner-occupied, one- to four-family residences, and home equity loans for retention in our loan portfolio, loans secured by one- to four-family residences originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment), and, to a lesser extent, automobile and other consumer loans originated for retention in our loan portfolio. In addition, we increasingly focus on small business lending through our Small Business Administration (SBA) lending programs, as well as commercial business and owner-occupied commercial real estate loans to small businesses. Loans are obtained principally through retail staff and brokers. The Bank sells the guaranteed portion of loans originated through SBA lending rather than hold such guaranteed portion of the loans in its portfolio. The Bank also originates multi-family residential loans and commercial construction and residential construction loans. The Bank also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, demand deposit accounts and time deposit accounts with terms ranging from 90 days to five years. Deposits are primarily solicited in the Bank’s market areas of the Jacksonville, Florida metropolitan area and Southeast Georgia to fund loan demand and other liquidity needs.

Recent Events

Termination of the Office of the Comptroller of the Currency’s Consent Order

On March 26, 2015, the Office of the Comptroller of the Currency (the OCC), the Bank’s primary regulator, terminated the Consent Order, dated August 10, 2012 (the Order), between the OCC and the Bank, which had restricted the activities of the Bank in various ways as previously reported. Additionally, the OCC has reclassified the Bank as a well-capitalized institution.

Executive Management Team and Board of Directors

On January 28, 2015, John C. (Jay) Lent resigned as Executive Vice President and Chief Financial Officer of the Company and the Bank, effective January 29, 2015. Mr. Lent continued his employment, in a reduced role, through March 2, 2015. Coinciding with Mr. Lent’s resignation, James D. Hogan was appointed to serve as interim Chief Financial Officer of the Company and the Bank, contingent upon receipt of regulatory non-objection from the OCC and the Board of Governors of the Federal Reserve System (the FRB). On March 25, 2015, Tracy L. Keegan was appointed as Executive Vice President and Chief Financial Officer of the Company and the Bank, contingent upon receipt of regulatory non-objection from the OCC and the FRB. Pending receipt of such regulatory non-objection, Ms. Keegan served the Company and the Bank as a financial manager.

On March 30, 2015, the Bank appointed Ms. Keegan as Executive Vice President and Chief Financial Officer of the Bank, effective immediately, given that the termination of the Order, on March 26, 2015, alleviated the requirement of Ms. Keegan’s appointment at the Bank being subject to OCC non-objection. The Company is still awaiting receipt of regulatory non-objection from the FRB in order to confirm Ms. Keegan’s appointment at the Company.

On March 31, 2015, the FRB notified the Company that it did not have any objection to the appointment of Mr. Hogan as Chief Financial Officer of the Company. Mr. Hogan began his service as Chief Financial Officer of the Company effective March 31, 2015. Upon receipt of regulatory non-objection from the FRB, Ms. Keegan will succeed Mr. Hogan as Chief Financial Officer at the Company. Mr. Hogan will thereafter continue to serve as Chief Risk Officer and a member of the Board of Directors for both the Company and the Bank.

On February 11, 2015, H. Dennis Woods, a director of the Company and the Bank, informed the Board of Directors that he is retiring and will not stand for re-election at the next Annual Meeting of Stockholders on May 18, 2015 (the Annual Meeting). After Mr. Woods’ announcement of his retirement, the Company’s Board of Directors voted to reduce the number of seats on the Board of Directors from nine to eight effective as of the date of the Annual Meeting and contemporaneous with Mr. Woods’ retirement from the Company’s Board of Directors.

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, without limitation, changes in interest rates, performance of the economy, financial condition of borrowers, and laws and regulations. Management believes that its critical accounting policies include: (i) determining the allowance for portfolio loan losses (the allowance) and the provision for portfolio loan losses (provision expense); (ii) measuring for impairment in troubled debt restructurings (TDR); (iii) determining the fair value of investment securities; (iv) determining the fair value of other real estate owned (OREO); and (v) accounting for deferred income taxes.

There have been no material updates to these accounting policies during the first three months of 2015. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 10-K.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General

Total assets increased $37.2 million, or 5.3%, to $743.7 million at March 31, 2015 as compared to $706.5 million at December 31, 2014. The primary reasons for the increase in assets were an increase in Federal Home Loan Bank (FHLB) advances of $26.3 million and non-maturing deposits of $13.0 million, and an increase stockholders’ equity of $1.3 million, as discussed below, partially offset by a planned reduction in certificates of deposit of $4.0 million. Other loans increased $43.4 million and net portfolio loans increased $14.1 million, while cash and cash equivalents decreased $4.3 million and investment securities decreased $3.2 million. Total deposits increased $9.0 million, or 2.0%, to $449.8 million at March 31, 2015 from $440.8 million at December 31, 2014. Noninterest-bearing demand accounts increased $6.0 million, interest-bearing demand accounts increased $0.8 million, and savings and money market accounts increased by $6.2 million, while time deposits decreased by $4.0 million during the three months ended March 31, 2015. Total borrowings increased by $26.3 million to $216.3 million at March 31, 2015 from $190.0 million at December 31, 2014 due to the aforementioned increase in FHLB advances in the first quarter of 2015. Stockholders’ equity increased by $1.3 million to $73.6 million at March 31, 2015 from $72.3 million at December 31, 2014, due to net income of $0.4 million and other comprehensive income of $0.9 million for the three months ended March 31, 2015.

Following are the summarized comparative balance sheets as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,	Increase / (Decrease)
	2015	2014	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$18,124	$22,398	$(4,274)	(19.1)%
Investment securities (available-for-sale and held-to-maturity)	133,408	136,618	(3,210)	(2.3)%
Portfolio loans	468,127	453,977	14,150	3.1%
Allowance for portfolio loan losses	7,150	7,107	43	0.6%
Portfolio loans, net	460,977	446,870	14,107	3.2%
Other loans (held-for-sale and warehouse loans held-for-investment)	84,643	41,191	43,452	105.5%
Other Assets	46,504	59,421	(12,917)	(21.7)%
Total assets	$743,656	$706,498	$37,158	5.3%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$47,285	$41,283	$6,002	14.5%
Interest-bearing demand	66,496	65,718	778	1.2%
Savings and money market	177,890	171,657	6,233	3.6%
Time	158,090	162,122	(4,032)	(2.5)%
Total deposits	449,761	440,780	8,981	2.0%
Securities sold under agreements to repurchase	66,300	66,300	-	-
Federal Home Loan Bank advances	150,000	123,667	26,333	21.3%
Accrued expenses and other liabilities	3,958	3,415	543	15.9%
Total liabilities	670,019	634,162	35,857	5.7%
Total stockholders’ equity	73,637	72,336	1,301	1.8%
Total liabilities and stockholders’ equity	$743,656	$706,498	$37,158	5.3%

Cash and Cash Equivalents

Cash and cash equivalents decreased $4.3 million to $18.1 million at March 31, 2015 from $22.4 million at December 31, 2014. During 2014, the Bank added contingent liquidity capacity and sources available to meet potential funding requirements, including increased availability from the FHLB, and new availability from the Federal Reserve Bank of Atlanta and other institutional sources. As a result, cash and cash equivalents continue to be utilized to fund the origination of loans and pay off liabilities.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $3.2 million to $133.4 million at March 31, 2015, from $136.6 million at December 31, 2014. As of March 31, 2015, $115.9 million of investment securities were classified as available-for-sale, while $17.5 million of investment securities were classified as held-to-maturity. As of December 31, 2014, $118.7 million of investment securities were classified as available-for-sale, while $17.9 million of investment securities were classified as held-to-maturity.

As of March 31, 2015, approximately $81.5 million of investment securities were pledged as collateral for the securities sold under agreements to repurchase (repurchase agreements). At March 31, 2015, $128.3 million, or 96.3%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of March 31, 2015 and December 31, 2014, excluding loans held-for-sale and warehouse loans held-for-investment:

	March 31, 2015	% of Total Portfolio Loans	December 31, 2014	% of Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$250,211	54.3%	$237,151	53.0%
Commercial	49,973	10.8%	50,322	11.3%
Other (land and multi-family)	14,820	3.2%	14,680	3.3%
Total real estate loans	315,004	68.3%	302,153	67.6%
Real estate construction loans:
One- to four-family	4,971	1.1%	2,580	0.6%
Commercial	4,608	1.0%	2,939	0.6%
Acquisition and development	-	-	-	-
Total real estate construction loans	9,579	2.1%	5,519	1.2%
Other portfolio loans:
Home equity	45,076	9.8%	46,343	10.4%
Consumer	48,459	10.5%	49,854	11.2%
Commercial	43,096	9.3%	43,119	9.6%
Total other portfolio loans	136,631	29.6%	139,316	31.2%

Total portfolio loans	461,214	100.0%	446,988	100.0%
Allowance for portfolio loan losses	(7,150)		(7,107)
Net deferred portfolio loan costs	5,111		5,122
Premiums and discounts on purchased loans, net	1,802		1,867
Portfolio loans, net	$460,977		$446,870

Total gross portfolio loans increased $14.2 million, or 3.2%, to $461.2 million at March 31, 2015 as compared to $447.0 million at December 31, 2014, primarily due to originations of $11.9 million and the purchase of $7.1 million of one- to four-family residential mortgages, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the three months ended March 31, 2015. The increased prepayments are consistent with the low interest rate environment for one- to four-family residential mortgages. Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.4 million and transfers to OREO of nonperforming loans of $0.3 million during the first three months of 2015.

Small business loans originated internally and held-for-sale (SBA loans held-for-sale), SBA portfolio loans, and other portfolio loans to small businesses are included in the commercial category of other portfolio loans. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at March 31, 2015 and December 31, 2014, was $8.0 million and $7.8 million, respectively. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio, and other commercial business loan production is expected to exceed principal amortization and loan payoffs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of March 31, 2015, first mortgages (including residential construction loans) and home equity loans totaled $300.3 million, or 65.1% of total gross portfolio loans. Approximately $25.8 million, or 57.3% of loans recorded as home equity loans are in a first lien position. Accordingly, $281.0 million, or 93.6% of loans collateralized by one- to four-family residential loans were in a first lien position as of March 31, 2015.

The composition of first mortgages and home equity loans by state as of March 31, 2015 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$147,432	$51,121	$51,658	$250,211
Home equity and lines of credit	21,518	23,031	527	45,076
One- to four-family construction loans	4,766	205	-	4,971
	$173,716	$74,357	$52,185	$300,258

Allowance for Portfolio Loan Losses

The allowance was $7.2 million, or 1.5% of total portfolio loans, at March 31, 2015, compared to $7.1 million, or 1.6% of total portfolio loans, at December 31, 2014.

The activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 was as follows:

	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$7,107	$6,946

Charge-offs:
Real estate loans:
One- to four-family	(136)	(304)
Commercial	-	-
Other (land and multi-family)	(26)	(8)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(110)	(140)
Consumer	(88)	(246)
Commercial	-	-
Total charge-offs	(360)	(698)

Recoveries:
Real estate loans:
One- to four-family	110	88
Commercial	-	1
Other (land and multi-family)	29	8
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	8	29
Consumer	59	126
Commercial	-	-
Total recoveries	206	252

Net charge-offs	(154)	(446)
Provision for portfolio loan losses	197	450
Balance at end of period	$7,150	$6,950

Net charge-offs to average outstanding portfolio loans	0.14%	0.47%

Net charge-offs during the first three months of 2015 decreased compared to the same period in 2014 primarily due to $0.2 million less in charge-offs related to one- to four-family residential loans and home equity loans, $0.2 million less in charge-offs related to consumer loans, and an increase in recoveries related to one- to four-family residential loans, partially offset by a decrease in recoveries related to consumer loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the three months ended March 31, 2015, charge-offs did not include any partial charge-offs of one- to four-family first mortgages and home equity loans identified as nonperforming, which is a decrease of $0.3 million compared to $0.3 million in partial charge-offs for the three months ended March 31, 2014. The decrease in partial charge-offs is attributable to decreased losses on both first mortgages and home equity loans.

Below is a comparative composition of nonperforming assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Nonperforming assets:
Real estate loans:
One- to four-family	$2,688	$2,850
Commercial	501	501
Other (land and multi-family)	457	111
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	78	212
Consumer	341	539
Commercial	322	322
Total nonperforming loans	4,387	4,535
Other real estate owned	4,248	3,908
Total nonperforming assets	$8,635	$8,443

Nonperforming loans to total portfolio loans	0.9%	1.0%
Nonperforming assets to total assets	1.2%	1.2%

Nonperforming loans were $4.4 million, or 0.9% of total portfolio loans, at March 31, 2015 as compared to $4.5 million, or 1.0% of total portfolio loans, at December 31, 2014. The decrease in nonperforming loans was primarily due to the transfer of $0.3 million in nonperforming loans to OREO and charge-offs related to nonperforming loans, partially offset by a commercial land loan that became nonperforming.

During the past few years, and continuing in 2015, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of March 31, 2015, total nonperforming one- to four-family residential and home equity loans of $2.8 million was derived from $3.7 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date that the loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of March 31, 2015 and December 31, 2014, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO increased $0.3 million to $4.2 million at March 31, 2015 from $3.9 million at December 31, 2014 because the Company had transfers from nonperforming loans into OREO of $0.3 million. Historically, the Company has not incurred additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company did not record any losses on foreclosed assets for the three months ended March 31, 2015, but recorded losses on foreclosed assets of $6,000 for the three months ended March 31, 2014.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$165	$-	$185	$-
Nonperforming (1)	1,355	89	1,576	89
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	9,613	269	9,871	287
Performing troubled debt restructurings – residential	25,334	2,136	24,426	2,164
Total impaired loans	$36,467	$2,494	$36,058	$2,540

(1)	Balances include nonperforming TDR loans of $0.5 million as of March 31, 2015 and nonperforming TDR loans of $0.9 million as of December 31, 2014. There were no specific reserves for these TDR loans as of March 31, 2015 and December 31, 2014.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs where the borrower has performed for less than 12 months under the terms of the modification and/or the TDR loan is at less than market rate at the time of restructure. TDR loans totaled $36.2 million as of March 31, 2015 as compared to $34.8 million at December 31, 2014. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At March 31, 2015, approximately $22.1 million of restructured loans, previously disclosed as impaired and TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale, and warehouse loans held-for-investment. The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Other loans:
Held-for-sale	$5,348	$7,219
Warehouse loans held-for-investment	79,295	33,972
Total other loans	$84,643	$41,191

Other loans increased $43.4 million, or 105.5%, to $84.6 million at March 31, 2015 as compared to $41.2 million at December 31, 2014 due to an increase in originations of warehouse loans held-for-investment. The increase in warehouse loans held-for-investment was primarily due to three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015.

The Company internally originated $1.7 million and sold $0.2 million of mortgage loans held-for-sale during the three months ended March 31, 2015 and 2014, respectively. The gain recorded on sales of mortgage loans held-for-sale during the first quarter of 2015 and 2014 was $129,000 and $9,000, respectively. During the three months ended March 31, 2015, the Company internally originated $1.3 million and sold $2.5 million of SBA loans held-for-sale compared to originations of $1.0 million and sales of $2.2 million during the three months ended March 31, 2014. The gain recorded on sales of SBA loans held-for-sale during the three months ended March 31, 2015 and 2014 was $0.4 million and $0.2 million, respectively. The Bank plans to expand its mortgage loans held-for-sale and SBA loans held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $214.9 million and $169.6 million, respectively, for the three months ended March 31, 2015 as compared to originations and sales of $84.9 million and $84.7 million, respectively, for the three months ended March 31, 2014. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the three months ended March 31, 2015 and 2014, of $0.3 million and $0.2 million, respectively. For the three months ended March 31, 2015, the weighted average number of days outstanding of warehouse loans held-for-investment was 19 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

As of March 31, 2015 and 2014, the Company concluded that, while improved operating results are expected as the economy continues to improve and the Bank’s nonperforming assets remain at low levels, a more likely than not conclusion of realization of the Company’s deferred tax asset could not be supported due to the variability of the Company’s credit-related costs and the impact of the Company’s high debt costs on its profitability. Consequently, the Company has recorded a valuation allowance of $8.3 million for the entire amount of the net federal and state deferred tax assets as of March 31, 2015. Until such time as the Company determines it is more likely than not that it is able to generate taxable income, no tax benefits will be recorded in future periods to reduce net income before income tax expense. However, at such time in the future that the Company records taxable income or determines that realization of the deferred tax asset is more likely than not, some of the valuation allowance may be available as a tax benefit. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year.

Deposits

Total deposits were $449.8 million at March 31, 2015, an increase of $9.0 million from $440.8 million at December 31, 2014. Non-maturing deposits increased by $13.0 million during the first three months of 2015, while time deposits decreased by $4.0 million during the same time period. Non-maturing deposits increased to $291.7 million at March 31, 2015 due to a $6.0 million increase in noninterest-bearing demand deposits, a $0.8 million increase in interest-bearing demand deposits, and a $6.2 million increase in savings and money market deposits.

The increase in non-maturing deposits was due to our development of commercial relationships. Time deposits decreased to $158.1 million as of March 31, 2015 due to a decrease of $11.4 million in our standard certificates of deposit, partially offset by an increase of $7.4 million in deposits related to a retail certificates of deposit promotion. This shift in deposit mix reflects a focus on relationships, a reduced emphasis on attracting higher cost certificates of deposit, and a single service money market account runoff strategy to reduce our cost of funds.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise in December 2013, the Bank actively sought to grow deposits to help meet liquidity needs throughout 2014 and the first three months of 2015. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank may supplement core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker Internet deposit program, which has been successfully utilized in the past, brokered deposits, or the creation of new business deposit products. Significant changes in the short-term interest rate environment could affect the availability of deposits in our local market and, therefore, cause the Bank to change its strategy.

Securities Sold Under Agreements to Repurchase

The Company has repurchase agreements with a carrying amount of $66.3 million as of March 31, 2015 and December 31, 2014. Collateral for $51.3 million in carrying amount of the repurchase transactions is subject to a reduction of 10.0% after applying values set by the counterparties. Collateral for $15.0 million in carrying amount of the repurchase transactions is subject to a reduction of 9.0% after applying values set by the counterparties. Under the terms of the repurchase agreements, the counterparties require that the Company provide additional collateral for the repurchase transactions as protection for their market risk if the fair market value of the liability exceeds the contractual amount of the liability. As a result, the Company had $81.5 million and $75.6 million in investment securities posted as collateral for these repurchase transactions as of March 31, 2015 and December 31, 2014, respectively. The Company will be required to post additional collateral if the gap between the fair market value of the liability and the contractual amount of the liability increases.

Information concerning repurchase agreements as of and for the three months ended March 31, 2015, and as of and for the year ended December 31, 2014 is summarized as follows:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance	$66,300	$69,075
Weighted average coupon interest rate during the period	4.94%	4.96%
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate at end of period	4.94%	4.94%
Weighted average maturity (months)	27	30

Under the repurchase agreements, the buyer has the option to terminate individual transactions in whole the following quarter; there is no termination penalty if terminated by the buyer. There have been no early terminations. Under the terms of a revised repurchase agreement that the Company entered into on August 2, 2012 with the counterparty on $51.3 million in carrying amount of the repurchase transactions, the Company is required to pledge additional collateral if its capital ratios decrease below the Prompt Corrective Action (PCA) defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at March 31, 2015. Failure to maintain required collateral levels is in violation of the default provision under the terms of the agreement and could result in a termination penalty. At March 31, 2015, the fair value of the $51.3 million of the debt exceeded the carrying value by approximately $4.4 million, which approximates the termination penalty.

Federal Home Loan Bank Advances

As of March 31, 2015 and December 31, 2014, advances from the FHLB were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)

Maturity on January 23, 2015, fixed rate at 0.24%	$-	$5,000
Maturity on April 15, 2015, fixed rate at 0.21%	32,000	-
Maturity on August 26, 2016, fixed rate 2.32% (1)	10,000	10,000
Maturity on September 28, 2016, fixed rate 4.15%	10,000	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	10,000	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	10,000	10,000
Maturity on June 20, 2017, fixed rate 0.73%	3,750	4,167
Maturity on August 1, 2017, fixed rate at 4.39%	20,000	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	5,000	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	10,000	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	15,000	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	15,000	15,000
Maturity on March 26, 2018, fixed rate 4.11%	5,000	5,000
Maturity on June 20, 2019, fixed rate at 1.27%	4,250	4,500
Total	$150,000	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.

The FHLB advances had a weighted-average maturity of 22 months and a weighted-average interest rate of 2.93% at March 31, 2015. The Company had $248.8 million in portfolio loans posted as collateral for these advances as of March 31, 2015.

During the three months ended March 31, 2015, the Company paid off $10.7 million of the FHLB borrowings, including $5.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB is $27.1 million at March 31, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of March 31, 2015, fair value exceeded the book value of the individual advances by $7.2 million, which was partially collateralized by portfolio loans (included in the $248.8 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $46.5 million as of March 31, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at fair value.

Stockholders’ Equity

Stockholders’ equity increased by $1.3 million to $73.6 million at March 31, 2015 from $72.3 million at December 31, 2014 due to the net income of $0.4 million and a decrease in accumulated other comprehensive loss of $0.9 million for the three months ended March 31, 2015. The decrease in accumulated other comprehensive loss was due to a positive change in the fair value of securities available-for-sale because of a decrease in interest rates during the first three months of 2015. The Company continues to monitor strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

The Company’s equity to assets ratio decreased to 9.9% at March 31, 2015, from 10.2% at December 31, 2014. As of March 31, 2015, the Bank’s Tier 1 capital to adjusted assets ratio was 10.38%, total risk based capital to risk-weighted assets ratio was 15.86% and Tier 1 capital to risk-weighted assets ratio was 14.61%. These ratios as of December 31, 2014 were 10.35%, 17.64%, and 16.38%, respectively. The decrease in risk-weighted asset ratios as of March 31, 2015, compared with those at December 31, 2014, was primarily due to an increase in assets, which resulted in an increase in risk-weighted assets. Additionally, risk-weighted assets increased as the Bank continued to shift its asset base to higher interest-earning loans with higher risk weighting. The Bank is currently deemed well capitalized.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

General

Net income for the three months ended March 31, 2015 was $0.4 million, as compared to net income of $0.2 million for the three months ended March 31, 2014. The net income for the first quarter of 2015 increased compared to the net income in the same period in 2014 due primarily to an increase in net interest income of $0.2 million, a reduction in the provision expense of $0.3 million, and an increase in noninterest income of $0.3 million, partially offset by an increase in noninterest expense of $0.6 million. Net interest income increased during the first three months of 2015 compared to the same period in 2014 due to the impact of increased portfolio loans and other loans outstanding, and decreased interest expense for deposits, repurchase agreements, and FHLB advances, partially offset by lower interest rates on portfolio loans, and the impact of lower balances in investment securities with lower interest rates on those funds invested in such investment securities. Noninterest income increased during the first quarter of 2015 compared to the same period in 2014 primarily due to higher gains on sales of loans held-for-sale. Noninterest expense increased during the months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in compensation and benefits, as well as higher outside professional services expense, partially offset by lower Federal Deposit Insurance Corporation (FDIC) insurance costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2015 and 2014. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$494,950	$6,115	4.94%	$403,619	$5,879	5.83%
Investment securities (2)	136,780	668	1.95%	178,435	933	2.09%
Other interest-earning assets (3)	44,014	88	0.80%	101,372	113	0.45%
Total interest-earning assets	675,744	6,871	4.08%	683,426	6,925	4.04%
Noninterest-earning assets	34,366			36,894
Total assets	$710,110			$720,320

Interest-bearing liabilities:
Interest-bearing demand accounts	$65,395	$26	0.16%	$69,228	46	0.27%
Savings deposits	62,999	23	0.15%	67,778	46	0.27%
Money market accounts	110,868	143	0.51%	103,146	120	0.46%
Time deposits	160,114	358	0.89%	180,519	450	1.00%
Securities sold under agreements to repurchase	66,300	818	4.94%	77,689	975	5.02%
Federal Home Loan Bank advances	121,878	1,083	3.56%	110,000	1,131	4.11%
Total interest-bearing liabilities	587,554	2,451	1.68%	608,360	2,768	1.84%
Noninterest-bearing liabilities	48,526			44,236
Total liabilities	636,080			652,596
Total stockholders’ equity	74,030			67,724
Total liabilities and stockholders’ equity	$710,110			$720,320

Net interest income		$4,420			$4,157
Net interest spread			2.40%			2.20%
Net interest-earning assets	$88,190			$75,066
Net interest margin (4)			2.62%			2.43%
Average interest-earning assets to average interest-bearing liabilities		115.01%			112.34%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$1,209	$(973)	$236
Investment securities	(207)	(58)	(265)
Other interest-earning assets	(85)	60	(25)
Total interest-earning assets	917	(971)	(54)

Interest-bearing liabilities:
Interest-bearing demand accounts	(2)	(18)	(20)
Savings deposits	(3)	(20)	(23)
Money market accounts	9	14	23
Time deposits	(48)	(44)	(92)
Securities sold under agreements to repurchase	(141)	(16)	(157)
Federal Home Loan Bank advances	115	(163)	(48)
Total interest-bearing liabilities	(70)	(247)	(317)

Net interest income	$987	$(724)	$263

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income was flat at $6.9 million for the three months ended March 31, 2015 compared with $6.9 million for the three months ended March 31, 2014 as the impact of higher balances in portfolio loans and other loans outstanding was offset by the decrease in interest rates on portfolio loans and lower balances in investment securities with lower interest rates on those funds invested in such investment securities. Interest income on loans increased to $6.1 million for the three months ended March 31, 2015 from $5.9 million for the three months ended March 31, 2014. This increase was due to an increase in the average balance of loans, which increased $91.3 million to $494.9 million for the three months ended March 31, 2015 from $403.6 million for the three months ended March 31, 2014, partially offset by a decrease in average yield on loans of 89 basis points to 4.94% for the three months ended March 31, 2015.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the three months ended March 31, 2015, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased, while the weighted average number of days outstanding for warehouse loans held-for-investment held steady during the three months ended March 31, 2015, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015.

Interest income earned on investment securities decreased $0.2 million to $0.7 million for the three months ended March 31, 2015 from $0.9 million for the three months ended March 31, 2014. This decrease was due to a decrease in the average balance of investment securities of $41.6 million to $136.8 million, and the impact of lower yields on investment securities for the three months ended March 31, 2015.

Interest Expense

Interest expense declined by $0.3 million to $2.5 million for the three months ended March 31, 2015 from $2.8 million for the three months ended March 31, 2014, primarily due to the decrease in interest expense on deposits, repurchase agreements, and FHLB advances. The decrease in interest expense on deposits for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits decreased 9 basis points to 0.49% for the three months ended March 31, 2015 as compared to 0.58% for the three months ended March 31, 2014. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.56% for the three months ended March 31, 2015 down from 1.72% for the three months ended March 31, 2014, due to the lower cost of deposits, repurchase agreements, and FHLB advances. However, the Bank’s cost of funds is elevated relative to the current interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which are at interest rates significantly above market rates.

Net Interest Income

Net interest income increased $0.2 million to $4.4 million for the three months ended March 31, 2015 from $4.2 million for the three months ended March 31, 2014, due to the increase in portfolio loans and other loans outstanding, and decreased interest expense for deposits, repurchase agreements, and FHLB advances, partially offset by lower interest rates on portfolio loans, and the impact of lower balances in investment securities interest rates on funds invested in investment securities. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 20 basis points to 2.40% for the three months ended March 31 2015 as compared to 2.20% for the three months ended March 31, 2014. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 19 basis point to 2.62% for the three months ended March 31, 2015 as compared to 2.43% for the three months ended March 31, 2014. The increase in the net interest rate spread primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities with lower interest rates on those investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. The decline in the provision expense during the first quarter of 2015 compared with the same period in 2014 reflected improving economic conditions in the Company’s markets, which have led to a decline in net charge-offs over the past 12 months, partially offset by loan growth.

The Company had net charge-offs of $0.2 million for the three months ended March 31, 2015 as compared to $0.4 million for the three months ended March 31, 2014. The decrease in net charge-offs in the first three months of 2015 compared with the same period in 2014 was primarily due to $0.2 million less in charge-offs related to one- to four-family residential loans and home equity loans, as well as a decrease in charge-offs in a majority of the Company's other loan categories.

Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs included $0.3 million in partial charge-offs in the first quarter of 2014. There were no partial charge-offs in the first quarter of 2015.

Noninterest Income

The components of noninterest income for the three months ended March 31, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$636	$637	$(1)	(0.2)%
Gain on sale of loans held-for-sale	499	224	275	122.8%
Gain on sale of securities available-for-sale	(9)	-	(9)	-
Bank owned life insurance earnings	118	90	28	31.1%
Interchange fees	395	373	22	5.9%
Other	123	136	(13)	(9.6)%
	$1,762	$1,460	$302	20.7%

Noninterest income for the three months ended March 31, 2015 increased $0.3 million to $1.8 million as compared to $1.5 million in the first quarter of 2014. The increase in noninterest income was primarily due to an increase in gains on the sale of loans held-for-sale.

For the three months ended March 31, 2015, gains on sales of mortgage loans held-for-sale was $142,000, deferred fees on mortgage loans held-for-sale was $13,000, gains on sales of SBA loans held-for-sale was $279,000, and net gains recognized for the servicing of SBA loans held-for-sale was $91,000. For the three months ended March 31, 2014, gains on sales of mortgage loans held-for-sale was $4,000, deferred fees on mortgage loans held-for-sale was $(5,000), gains on sales of SBA loans held-for-sale was $192,000, and net gains recognized for the servicing of SBA loans held-for-sale was $22,000.

The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes SBA lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term.

Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$2,916	$2,287	$629	27.5%
Occupancy and equipment	514	491	23	4.7%
Federal Deposit Insurance Corporation insurance premiums	195	384	(189)	(49.2)%
Foreclosed assets, net	-	6	(6)	(100.0)%
Data processing	395	293	102	34.8%
Outside professional services	532	383	149	38.9%
Collection expense and repossessed asset losses	119	164	(45)	(27.4)%
Other	870	905	(35)	(3.9)%
	$5,541	$4,913	$628	12.8%

Noninterest expense increased $0.6 million to $5.5 million for the three months ended March 31, 2015 from $4.9 million for the three months ended March 31, 2014. The increase in noninterest expense for the first quarter of 2015 compared with the first quarter of 2014 primarily reflected an increase in compensation and benefits, as well as higher data processing and outside professional services expense, partially offset by lower FDIC insurance costs.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs, and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $48,000 in income tax expense for each of the three months ended March 31, 2015 and 2014. The recognition of future tax benefits or the reversal of the valuation reserve is dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, and the effects of the limitation on the existing deferred tax asset are currently being analyzed. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 19 days during the first three months of 2015, and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions, and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta, and other institutional sources. Management aggressively increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source. Consequently, the Bank’s cash and cash equivalents on hand have decreased. The average balance of cash and cash equivalents decreased to $40.5 million during the three months ended March 31, 2015 from $95.5 million during the three months ended March 31, 2014, and consistent with this strategy, management expects that cash and cash equivalents will continue to decrease through the remainder of 2015. As of March 31, 2015 and December 31, 2014, the Company had additional borrowing capacity of $27.1 million and $11.5 million, respectively, with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of March 31, 2015, included the ability to borrow up to approximately $33.4 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of March 31, 2015, the Company had liquidity sources through a $10.0 million line of credit for repurchase and reverse repurchase transactions, and two $5.0 million lines of credit, all with private financial institutions. As of March 31, 2015, the Bank has not borrowed against any of its contingent liquidity sources. Unpledged investment securities were approximately $46.5 million and $29.3 million as of March 31, 2015 and December 31, 2014, respectively. The Company also utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates equal to or less than local market rates. During the first quarter of 2015, the Bank had deposits from this service of $15.4 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements, which total $66.3 million at March 31, 2015, have collateral requirements in excess of the debt. Under the terms of the agreement with the counterparty on $51.3 million of the $66.3 million of the repurchase agreements, the Bank is required to pledge additional collateral if its capital ratios decrease below the PCA defined levels of well-capitalized or adequately capitalized. The Company was above the PCA defined levels of well-capitalized at March 31, 2015. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

For the first three months of 2015, cash and cash equivalents decreased $4.3 million from $22.4 million as of December 31, 2014 to $18.1 million as of March 31, 2015 as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. For the first three months of 2015, cash used in investing activities of $58.7 million exceeded cash from operating activities of $19.1 million and financing activities of $35.3 million. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $169.6 million, proceeds from FHLB advances of $37.0 million, net change in other assets of $14.2 million, net increases in deposits of $9.0 million, proceeds from the sale of loans held-for-sale of $5.3 million, and proceeds from maturities and payments of investment securities of $3.9 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $214.9 million, the repayment of FHLB advances of $10.7 million, net increases in portfolio loans of $9.1 million (excluding the purchase of such loans), the purchase of portfolio loans of $7.1 million, and the origination of loans held-for-sale of $3.0 million.

For the first three months of 2014, cash and cash equivalents decreased $40.5 million from $114.2 million as of December 31, 2013 to $73.7 million as of March 31, 2014 as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which result in a reduction of cash and cash equivalents. For the first three months of 2014, cash used in investing activities of $14.6 million and financing activities of $27.2 million exceeded cash from operating activities of $1.3 million. Primary sources of cash were from repayment of warehouse loans held-for-investment of $84.7 million, proceeds from maturities and payments of investment securities of $5.0 million, and proceeds from the sale of loans held-for-sale of $2.2 million. Primary uses of cash included funding of warehouse loans held-for-investment of $84.9 million, the repayment of reverse repurchase agreements of $26.5 million, the purchase of portfolio loans of $16.5 million, and net increases in portfolio loans of $3.1 million (excluding the purchase of such loans).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended March 31, 2015, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended March 31, 2015 our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, each of the Company and the Bank are subject to legal proceedings incidental to the conduct of its business. Neither the Company nor the Bank is presently a party to any legal proceeding the resolution of which we believe would have a material adverse effect on our consolidated financial condition, operating results or cash flows.

On March 26, 2015, the OCC terminated the Order, as further discussed in Note 13. Regulatory Supervision of the Notes contained in this Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Risk Factors included within the 2014 10-K. The Company does not believe there have been any material changes in the Company’s risk factors from those disclosed in the 2014 10-K. The risks described in the 2014 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows. See the cautionary note regarding forward-looking statements at Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: May 14, 2015	By:	/s/ John K. Stephens, Jr._

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: May 14, 2015	By:	/s/ James D. Hogan _

James D. Hogan
Chief Financial Officer and Chief Risk Officer
(Principal Financial and Accounting Officer and duly authorized officer)

INDEX TO EXHIBITS

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32*	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101.INS**	XBRL Instance Document	—	—	—	—	X

101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB**	XBRL Taxonomy Label Linkbase Document	—	—	—	—	X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
**	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

