Form 10-Q
period 2015-06-30
Atlantic Coast Financial CORP
filed 2015-08-13
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of August 3, 2015 was 15,509,061 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Cash and due from financial institutions	$17,379	$2,974
Short-term interest-earning deposits	21,166	19,424
Total cash and cash equivalents	38,545	22,398
Investment securities:
Securities available-for-sale	110,285	118,699
Securities held-to-maturity	17,054	17,919
Total investment securities	127,339	136,618
Portfolio loans, net of allowance of $7,400 in 2015 and $7,107 in 2014	475,455	446,870
Other loans:
Held-for-sale	12,685	7,219
Warehouse loans held-for-investment	95,205	33,972
Total other loans	107,890	41,191
Federal Home Loan Bank stock, at cost	9,999	6,257
Land, premises and equipment, net	14,746	14,505
Bank owned life insurance	16,827	16,590
Other real estate owned	3,886	3,908
Accrued interest receivable	1,959	1,924
Deferred tax assets, net	10,539	–
Other assets	3,242	16,237
Total assets	$810,427	$706,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$47,907	$41,283
Interest-bearing demand	64,027	65,718
Savings and money market	178,300	171,657
Time	210,861	162,122
Total deposits	501,095	440,780
Securities sold under agreements to repurchase	10,000	66,300
Federal Home Loan Bank advances	217,371	123,667
Accrued expenses and other liabilities	3,881	3,415
Total liabilities	732,347	634,162

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at June 30, 2015 and December 31, 2014	155	155
Additional paid-in capital	100,556	100,604
Common stock held by:
Employee stock ownership plan shares of 74,252 at June 30, 2015 and 76,647 at December 31, 2014	(1,613)	(1,665)
Benefit plans	(288)	(297)
Retained deficit	(18,431)	(24,452)
Accumulated other comprehensive income (loss)	(2,299)	(2,009)
Total stockholders’ equity	78,080	72,336
Total liabilities and stockholders’ equity	$810,427	$706,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest and dividend income:
Loans, including fees	$6,647	$5,901	$12,762	$11,780
Securities and interest-earning deposits in other financial institutions	775	1,030	1,531	2,076
Total interest and dividend income	7,422	6,931	14,293	13,856
Interest expense:
Deposits	578	629	1,128	1,291
Securities sold under agreements to repurchase	722	827	1,540	1,802
Federal Home Loan Bank advances	1,137	1,148	2,220	2,279
Total interest expense	2,437	2,604	4,888	5,372
Net interest income	4,985	4,327	9,405	8,484
Provision for portfolio loan losses	190	350	387	800
Net interest income after provision for portfolio loan losses	4,795	3,977	9,018	7,684

Noninterest income:
Service charges and fees	660	680	1,296	1,317
Gain on sale of loans held-for-sale	350	269	849	493
Gain (loss) on sale of securities available-for-sale	–	7	(9)	7
Bank owned life insurance earnings	119	119	237	209
Interchange fees	408	388	803	761
Other	139	118	262	254
Total noninterest income	1,676	1,581	3,438	3,041

Noninterest expense:
Compensation and benefits	3,133	2,633	6,049	4,920
Occupancy and equipment	538	492	1,052	983
Federal Deposit Insurance Corporation insurance premiums	154	358	349	742
Foreclosed assets, net	102	13	102	19
Data processing	472	365	867	658
Outside professional services	554	405	1,086	788
Collection expense and repossessed asset losses	105	130	224	294
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	5,188	–	5,188	–
Other	1,040	892	1,910	1,797
Total noninterest expense	11,286	5,288	16,827	10,201

Income (loss) before income tax expense	(4,815)	270	(4,371)	524
Income tax expense (benefit)	(10,440)	45	(10,392)	93
Net income	$5,625	$225	$6,021	$431

Earnings per common share:
Basic	$0.36	$0.02	$0.39	$0.03
Diluted	$0.36	$0.02	$0.39	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$5,625	$225	$6,021	$431

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(1,367)	1,997	(473)	4,507
Reclassification adjustments for losses (gains) recognized in income	–	(7)	9	(7)
Net unrealized gains (losses)	(1,367)	1,990	(464)	4,500
Income tax effect	174	–	174	–
Net of tax effect	(1,193)	1,990	(290)	4,500

Total other comprehensive income (loss)	(1,193)	1,990	(290)	4,500

Comprehensive income	$4,432	$2,215	$5,731	$4,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

For the six months ended June 30, 2015:

Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 2,395 shares	–	(42)	52	–	–	–	10
Management restricted stock expense	–	2	–	–	–	–	2
Stock options expense	–	11	–	–	–	–	11
Distribution from Rabbi Trust	–	(19)	–	9	–	–	(10)
Net income	–	–	–	–	6,021	–	6,021
Other comprehensive loss	–	–	–	–	–	(290)	(290)
Balance at June 30, 2015	$155	$100,556	$(1,613)	$(288)	$(18,431)	$(2,299)	$78,080

For the six months ended June 30, 2014:

Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	–	(112)	–	–	–	–	(112)
Employee stock ownership plan shares earned, 2,395 shares	–	(42)	52	–	–	–	10
Management restricted stock expense	–	2	–	–	–	–	2
Stock options expense	–	11	–	–	–	–	11
Distribution from Rabbi Trust	–	(10)	–	10	–	–	–
Net income	–	–	–	–	431	–	431
Other comprehensive income	–	–	–	–	–	4,500	4,500
Balance at June 30, 2014	$155	$100,643	$(1,717)	$(307)	$(25,348)	$(3,059)	$70,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$6,021	$431
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	387	800
Gain on sale of loans held-for-sale	(849)	(493)
Originations of loans held-for-sale	(5,913)	(6,300)
Proceeds from sales of loans held-for-sale	7,662	5,012
Foreclosed assets, net	102	19
(Gain) loss on sale of securities available-for-sale	9	(7)
Employee stock ownership plan compensation expense	10	10
Share-based compensation expense	13	13
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(190)	(830)
Depreciation expense	402	295
Deferred tax benefit	(10,539)	–
Net change in cash surrender value of bank owned life insurance	(237)	(210)
Net change in accrued interest receivable	(35)	(125)
Net change in other assets	(957)	818
Net change in accrued expenses and other liabilities	466	(735)
Net cash used in operating activities	(3,648)	(1,302)

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	8,484	10,700
Proceeds from sales of securities available-for-sale	14,126	6,266
Purchase of securities available-for-sale	–	(32,297)
Funding of warehouse loans held-for-investment	(560,980)	(179,407)
Proceeds from repayments of warehouse loans held-for-investment	499,747	177,624
Purchase of portfolio loans	(12,503)	(32,515)
Net change in portfolio loans	(22,663)	(2,245)
Expenditures on premises and equipment	(643)	(334)
Proceeds from sale of other real estate owned	260	199
Purchase of Federal Home Loan Bank stock	(6,059)	(675)
Redemption of Federal Home Loan Bank stock	2,317	267
Net cash used in investing activities	(77,914)	(52,417)

Cash flows from financing activities:
Net change in deposits	60,315	(16,152)
Proceeds from securities sold under agreements to repurchase	10,000	–
Repayment of securities sold under agreements to repurchase	(66,300)	(26,500)
Proceeds from Federal Home Loan Bank advances	324,925	15,000
Repayment of Federal Home Loan Bank advances	(228,333)	–
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	(2,888)	–
Additional cost associated with the issuance of common stock in a public offering in 2013	–	(112)
Shares purchased for and distributions from Rabbi Trust	(10)	–
Net cash provided by (used in) financing activities	97,709	(27,764)

Net decrease in cash and cash equivalents	16,147	(81,483)
Cash and cash equivalents, beginning of period	22,398	114,194
Cash and cash equivalents, end of period	$38,545	$32,711

Supplemental disclosures of cash flow information:
Interest paid	$5,639	$5,601
Income taxes paid	–	394

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$340	$411
Loans transferred to held-for-sale	6,366	1,552
Income tax benefit from unrealized holding gains and losses on securities available-for-sale arising during the period	174	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which was derived from our audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 10-K) should be read in conjunction with these Financial Statements.

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

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the financial statement presentation of debt issuance costs to be a direct reduction to long-term debt, rather than presented as a long-term asset. The amortization of debt issuance costs will continue to be included in interest expense. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted, with retrospective disclosure necessary for all comparative periods presented. The Company adopted ASU 2015-03 for the second quarter of 2015, with no material impact on the Financial Statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14). ASU 2014-14 requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The guidance in this standard may be applied using either a prospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, a reporting entity must apply the same method of transition as elected under ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). Early adoption of ASU 2014-14, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Company adopted ASU 2014-14 for the first quarter of 2015, with no material impact on the Financial Statements.

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

June 30, 2015

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners, and did not involve more than a normal risk or present other unfavorable features. As of June 30, 2015, the outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $28.2 million.

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

June 30, 2015

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2015
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,788	$–	$4,788	$–
State and municipal	5,038	–	5,038	–
Mortgage-backed securities – residential	91,056	–	91,056	–
Collateralized mortgage obligations – U.S. Government	9,403	–	9,403	–
Total	$110,285	$–	$110,285	$–

December 31, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,738	$–	$4,738	$–
State and municipal	5,083	–	5,083	–
Mortgage-backed securities – residential	98,514	–	98,514	–
Collateralized mortgage obligations – U.S. Government	10,364	–	10,364	–
Total	$118,699	$–	$118,699	$–

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

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2015
Assets:
Other real estate owned	$3,886	$–	$–	$3,886

December 31, 2014
Assets:
Other real estate owned	$3,908	–	–	$3,908

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of June 30, 2015 and December 31, 2014 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

June 30, 2015
Assets:
Other real estate owned	$3,886	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 30.7% (6.6%) 10.0% (10.0%)

December 31, 2014
Assets:
Other real estate owned	$3,908	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 38.8% (4.4%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the three and six months ended June 30, 2015 were $80,000. There were no write-downs on OREO for the three months ended June 30, 2014. Write-downs on OREO for the six months ended June 30, 2014 were $13,000.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of June 30, 2015 and December 31, 2014 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2015
Assets:
Cash and due from financial institutions	$17,379	$17,379	$17,379	$–	$–
Short-term interest-earning deposits	21,166	21,166	21,166	–	–
Securities held-to-maturity	17,054	17,015	–	17,015	–
Portfolio loans, net	475,455	503,627	–	503,627	–
Loans held-for-sale	12,685	14,171	–	14,171	–
Warehouse loans held-for-investment	95,205	95,205	–	95,205	–
Federal Home Loan Bank stock, at cost	9,999	9,999	–	–	9,999
Accrued interest receivable	1,959	1,959	–	1,959	–
Liabilities:
Deposits	501,095	506,670	–	506,670	–
Securities sold under agreements to repurchase	10,000	10,000	–	10,000	–
Federal Home Loan Bank advances	217,371	220,968	–	220,968	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	55	55	–	55	–

December 31, 2014
Assets:
Cash and due from financial institutions	$2,974	$2,974	$2,974	$–	$–
Short-term interest-earning deposits	19,424	19,424	19,424	–	–
Securities held-to-maturity	17,919	17,886	–	17,886	–
Portfolio loans, net	446,870	480,839	–	480,839	–
Loans held-for-sale	7,219	7,848	–	7,848	–
Warehouse loans held-for-investment	33,972	33,972	–	33,972	–
Federal Home Loan Bank stock, at cost	6,257	6,257	–	–	6,257
Accrued interest receivable	1,924	1,924	–	1,924	–
Liabilities:
Deposits	440,780	441,004	–	441,004	–
Securities sold under agreements to repurchase	66,300	72,533	–	72,533	–
Federal Home Loan Bank advances	123,667	131,005	–	131,005	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	806	806	–	806	–

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

June 30, 2015

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of June 30, 2015.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of June 30, 2015 and December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

June 30, 2015
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$–	$(212)	$4,788	$4,788
State and municipal	5,061	2	(25)	5,038	5,038
Mortgage-backed securities – residential	93,010	–	(1,954)	91,056	91,056
Collateralized mortgage obligations – U.S. Government	9,687	–	(284)	9,403	9,403
Total securities available-for-sale	112,758	2	(2,475)	110,285	110,285
Securities held-to-maturity (1):
Mortgage-backed securities – residential	17,054	–	(39)	17,015	17,054
Total securities held-to-maturity	17,054	–	(39)	17,015	17,054
Total investment securities	$129,812	$2	$(2,514)	$127,300	$127,339

December 31, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$–	$(262)	$4,738	$4,738
State and municipal	5,071	20	(8)	5,083	5,083
Mortgage-backed securities – residential	99,861	28	(1,375)	98,514	98,514
Collateralized mortgage obligations – U.S. Government	10,776	–	(412)	10,364	10,364
Total securities available-for-sale	120,708	48	(2,057)	118,699	118,699
Securities held-to-maturity (1):
Mortgage-backed securities – residential	17,919	–	(33)	17,886	17,919
Total securities held-to-maturity	17,919	–	(33)	17,886	17,919
Total investment securities	$138,627	$48	$(2,090)	$136,585	$136,618

(1)	Investment securities held-to-maturity are carried at amortized cost.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of June 30, 2015, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$–	$–
Due from more than one to five years	–	–
Due from more than five to ten years	3,236	3,230
Due after ten years	1,825	1,808
U.S. Government-sponsored enterprises	5,000	4,788
Mortgage-backed securities – residential (1)	110,064	108,071
Collateralized mortgage obligations – U.S. Government	9,687	9,403
	$129,812	$127,300

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of June 30, 2015 and December 31, 2014, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2015
U.S. Government-sponsored enterprises	$–	$–	$4,788	$(212)	$4,788	$(212)
State and municipal	3,598	(25)	–	–	3,598	(25)
Mortgage-backed securities – residential (1)	32,370	(185)	75,676	(1,808)	108,046	(1,993)
Collateralized mortgage obligations – U.S. Government	–	–	9,402	(284)	9,402	(284)
	$35,968	$(210)	$89,866	$(2,304)	$125,834	$(2,514)

December 31, 2014
U.S. Government – sponsored enterprises	$–	$–	$4,738	$(262)	$4,738	$(262)
State and municipal	1,836	(8)	–	-	1,836	(8)
Mortgage-backed securities – residential (1)	14,230	(172)	93,779	(1,236)	108,009	(1,408)
Collateralized mortgage obligations – U.S. Government	–	–	10,364	(412)	10,364	(412)
	$16,066	$(180)	$108,881	$(1,910)	$124,947	$(2,090)

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

The increase in unrealized losses as of June 30, 2015 is due to a decrease in interest rates, which started in 2014 and continued through the end of the second quarter of 2015. The 10-year treasury rate as of June 30, 2015 and December 31, 2014 was 2.35% and 2.17%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of June 30, 2015, the Company’s security portfolio consisted of 32 securities available-for-sale, 30 of which were in an unrealized loss position, and two securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations, as discussed below.

As of June 30, 2015, $122.3 million, or approximately 96.0% of the debt securities held by the Company, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2015. During the three and six months ended June 30, 2015 and 2014, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $4.1 million and $7.6 million for the three and six months ended June 30, 2015, respectively. Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $11.7 million and $16.4 million for the three and six months ended June 30, 2014, respectively.

No gross gains were realized during the three and six months ended June 30, 2015. No gross losses were realized during the three months ended June 30, 2015. Gross losses of $9,000 were realized during the six months ended June 30, 2015. The net loss on sale of securities available-for-sale for the six months ended June 30, 2015, includes $9,000 of accumulated other comprehensive loss reclassifications from unrealized holding gains. Gross gains of $25,000 were realized during both the three and six months ended June 30, 2014. Gross losses of $18,000 were realized during both the three and six months ended June 30, 2014. The net gain on sale of securities available-for-sale for the three and six months ended June 30, 2014, includes $7,000 of accumulated other comprehensive income reclassifications from unrealized holding gains.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at June 30, 2015, and $14.1 million in unsettled investment securities transactions at December 31, 2014.

Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively. Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively. The Company did not sell investment securities classified as held-to-maturity during the three and six months ended June 30, 2015 and 2014, and currently intends to hold such securities until maturity.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015	% of Total Loans	December 31, 2014	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$248,027	52.1%	$237,151	53.0%
Commercial	59,935	12.6%	50,322	11.3%
Other (land and multi-family)	16,524	3.5%	14,680	3.3%
Total real estate loans	324,486	68.2%	302,153	67.6%

Real estate construction loans:
One- to four-family	9,098	1.9%	2,580	0.6%
Commercial	6,807	1.4%	2,939	0.6%
Acquisition and development	–	–	–	–
Total real estate construction loans	15,905	3.3%	5,519	1.2%

Other portfolio loans:
Home equity	43,721	9.2%	46,343	10.4%
Consumer	47,495	10.0%	49,854	11.2%
Commercial	44,254	9.3%	43,119	9.6%
Total other portfolio loans	135,470	28.5%	139,316	31.2%

Total portfolio loans	475,861	100.0%	446,988	100.0%

Allowance for portfolio loan losses	(7,400)		(7,107)
Net deferred portfolio loan costs	5,216		5,122
Premiums and discounts on purchased loans, net	1,778		1,867

Portfolio loans, net	$475,455		$446,870

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of June 30, 2015 and December 31, 2014:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

June 30, 2015
Real estate loans:
One- to four-family	$243,593	$1,693	$439	$2,302	$4,434	$248,027
Commercial	59,236	198	–	501	699	59,935
Other (land and multi-family)	16,304	171	–	49	220	16,524
Total real estate loans	319,133	2,062	439	2,852	5,353	324,486

Real estate construction loans:
One- to four-family	9,098	–	–	–	–	9,098
Commercial	6,807	–	–	–	–	6,807
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	15,905	–	–	–	–	15,905

Other portfolio loans:
Home equity	42,799	599	76	247	922	43,721
Consumer	46,945	290	40	220	550	47,495
Commercial	43,813	–	–	441	441	44,254
Total other portfolio loans	133,557	889	116	908	1,913	135,470

Total portfolio loans	$468,595	$2,951	$555	$3,760	$7,266	$475,861

December 31, 2014
Real estate loans:
One- to four-family	$233,654	$923	$338	$2,236	$3,497	$237,151
Commercial	49,478	343	–	501	844	50,322
Other (land and multi-family)	14,569	–	111	–	111	14,680
Total real estate loans	297,701	1,266	449	2,737	4,452	302,153

Real estate construction loans:
One- to four-family	2,580	–	–	–	–	2,580
Commercial	2,939	–	–	–	–	2,939
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	5,519	–	–	–	–	5,519

Other portfolio loans:
Home equity	45,363	650	118	212	980	46,343
Consumer	49,255	363	51	185	599	49,854
Commercial	42,797	–	–	322	322	43,119
Total other portfolio loans	137,415	1,013	169	719	1,901	139,316

Total portfolio loans	$440,635	$2,279	$618	$3,456	$6,353	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of June 30, 2015 and December 31, 2014 were $3.9 million and $4.5 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of June 30, 2015 and December 31, 2014. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of June 30, 2015 and December 31, 2014:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

June 30, 2015
Real estate loans:
One- to four-family	$245,601	$2,426	$248,027
Commercial	59,434	501	59,935
Other (land and multi-family)	16,475	49	16,524
Total real estate loans	321,510	2,976	324,486

Real estate construction loans:
One- to four-family	9,098	–	9,098
Commercial	6,807	–	6,807
Acquisition and development	–	–	–
Total real estate construction loans	15,905	–	15,905

Other portfolio loans:
Home equity	43,413	308	43,721
Consumer	47,161	334	47,495
Commercial	43,932	322	44,254
Total other portfolio loans	134,506	964	135,470

Total portfolio loans	$471,921	$3,940	$475,861

December 31, 2014
Real estate loans:
One- to four-family	$234,301	$2,850	$237,151
Commercial	49,821	501	50,322
Other (land and multi-family)	14,569	111	14,680
Total real estate loans	298,691	3,462	302,153

Real estate construction loans:
One- to four-family	2,580	–	2,580
Commercial	2,939	–	2,939
Acquisition and development	–	–	–
Total real estate construction loans	5,519	–	5,519

Other portfolio loans:
Home equity	46,131	212	46,343
Consumer	49,315	539	49,854
Commercial	42,797	322	43,119
Total other portfolio loans	138,243	1,073	139,316

Total portfolio loans	$442,453	$4,535	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

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

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of June 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

June 30, 2015
Real estate loans:
Commercial	$56,445	$2,642	$848	$–	$59,935
Other (land and multi-family)	10,266	129	6,129	–	16,524
Total real estate loans	66,711	2,771	6,977	–	76,459

Real estate construction loans:
Commercial	6,807	–	–	–	6,807
Total real estate construction loans	6,807	–	–	–	6,807

Other portfolio loans:
Commercial	41,688	2,244	322	–	44,254
Total other portfolio loans	41,688	2,244	322	–	44,254

Total portfolio loans	$115,206	$5,015	$7,299	$–	$127,520

December 31, 2014
Real estate loans:
Commercial	$46,749	$2,084	$1,489	$–	$50,322
Other (land and multi-family)	8,613	–	6,067	–	14,680
Total real estate loans	55,362	2,084	7,556	–	65,002

Real estate construction loans:
Commercial	2,939	–	–	–	2,939
Total real estate construction loans	2,939	–	–	–	2,939

Other portfolio loans:
Commercial	40,439	1,985	695	–	43,119

Total other portfolio loans	40,439	1,985	695	–	43,119

Total portfolio loans	$98,740	$4,069	$8,251	$–	$111,060

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. If the real estate market deteriorates and the value of residential real estate declines, there is a potential risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Other real estate loans include loans secured by multi-family residential real estate and land. Generally these loans involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans. Land loans involve a greater degree of credit risk as compared to residential real estate loans due to the lack of cash flow and reliance on the borrower’s financial capacity. Multi-family residential real estate loans involve a greater degree of credit risk as compared to residential real estate loans due to the reliance on the successful operation of the project. Both loan types are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential and commercial real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans include Small Business Administration (SBA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Loans

•	Home equity loans and home equity lines of credit are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, there is a potential risk of loss if the real estate market deteriorates and the value of residential real estate declines.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended June 30, 2015 and 2014 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2015
Real estate loans:
One- to four-family	$3,194	$(31)	$141	$(8)	$3,296
Commercial	1,060	–	–	199	1,259
Other (land and multi-family)	225	(2)	37	(81)	179
Total real estate loans	4,479	(33)	178	110	4,734

Real estate construction loans:
One- to four-family	41	–	–	17	58
Commercial	39	–	–	14	53
Acquisition and development	–	–	–	–	–
Total real estate construction loans	80	–	–	31	111

Other portfolio loans:
Home equity	939	–	14	38	991
Consumer	850	(196)	97	69	820
Commercial	629	–	–	(50)	579
Total other portfolio loans	2,418	(196)	111	57	2,390

Unallocated	173	–	–	(8)	165

Total	$7,150	$(229)	$289	$190	$7,400

June 30, 2014
Real estate loans:
One- to four-family	$3,301	$(93)	$15	$101	$3,324
Commercial	965	(5)	9	(94)	875
Other (land and multi-family)	315	–	9	54	378
Total real estate loans	4,581	(98)	33	61	4,577

Real estate construction loans:
One- to four-family	–	–	–	–	–
Commercial	22	–	–	11	33
Acquisition and development	–	–	–	–	–
Total real estate construction loans	22	–	–	11	33

Other portfolio loans:
Home equity	913	(135)	50	276	1,104
Consumer	1,037	(115)	69	(213)	778
Commercial	301	(119)	–	220	402
Total other portfolio loans	2,251	(369)	119	283	2,284

Unallocated	96	–	–	(5)	91

Total	$6,950	$(467)	$152	$350	$6,985

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the six months ended June 30, 2015 and 2014 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2015
Real estate loans:
One- to four-family	$3,206	$(167)	$222	$35	$3,296
Commercial	1,023	–	51	185	1,259
Other (land and multi-family)	225	(28)	45	(63)	179
Total real estate loans	4,454	(195)	318	157	4,734

Real estate construction loans:
One- to four-family	16	–	–	42	58
Commercial	19	–	–	34	53
Acquisition and development	–	–	–	–	–
Total real estate construction loans	35	–	–	76	111

Other portfolio loans:
Home equity	992	(68)	23	44	991
Consumer	844	(327)	155	148	820
Commercial	663	–	–	(84)	579
Total other portfolio loans	2,499	(395)	178	108	2,390

Unallocated	119	–	–	46	165

Total	$7,107	$(590)	$496	$387	$7,400

June 30, 2014
Real estate loans:
One- to four-family	$3,188	$(396)	$103	$429	$3,324
Commercial	827	(5)	10	43	875
Other (land and multi-family)	282	(8)	16	88	378
Total real estate loans	4,297	(409)	129	560	4,577

Real estate construction loans:
One- to four-family	–	–	–	–	–
Commercial	125	–	–	(92)	33
Acquisition and development	–	–	–	–	–
Total real estate construction loans	125	–	–	(92)	33

Other portfolio loans:
Home equity	1,046	(274)	78	254	1,104
Consumer	1,223	(361)	195	(279)	778
Commercial	214	(119)	–	307	402
Total other portfolio loans	2,483	(754)	273	282	2,284

Unallocated	41	–	–	50	91

Total	$6,946	$(1,163)	$402	$800	$6,985

 ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of June 30, 2015:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,324	$1,972	$3,296
Commercial	292	967	1,259
Other (land and multi-family)	91	88	179
Total real estate loans	1,707	3,027	4,734

Real estate construction loans:
One- to four-family	–	58	58
Commercial	–	53	53
Acquisition and development	–	–	–
Total real estate construction loans	–	111	111

Other portfolio loans:
Home equity	520	471	991
Consumer	240	580	820
Commercial	51	528	579
Total other portfolio loans	811	1,579	2,390

Unallocated	–	165	165

Total ending allowance for portfolio loan losses balance	$2,518	$4,882	$7,400

Portfolio loans:
Real estate loans:
One- to four-family	$19,798	$228,229	$248,027
Commercial	3,168	56,767	59,935
Other (land and multi-family)	7,225	9,299	16,524
Total real estate loans	30,191	294,295	324,486

Real estate construction loans:
One- to four-family	–	9,098	9,098
Commercial	–	6,807	6,807
Acquisition and development	–	–	–
Total real estate construction loans	–	15,905	15,905

Other portfolio loans:
Home equity	3,834	39,887	43,721
Consumer	1,575	45,920	47,495
Commercial	656	43,598	44,254
Total other portfolio loans	6,065	129,405	135,470

Total ending portfolio loans balance	$36,256	$439,605	$475,861

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

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

June 30, 2015

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.3 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$19,548	$18,885
Commercial	2,667	3,248
Other (land and multi-family)	7,072	6,947
Total real estate loans	29,287	29,080

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	3,812	3,816
Consumer	1,524	1,379
Commercial	333	606
Total other portfolio loans	5,669	5,801

Total TDRs classified as impaired loans	$34,956	$34,881

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $28.9 million and $21.0 million as of June 30, 2015 and December 31, 2014, respectively. There were no commitments to lend additional amounts on TDRs as of June 30, 2015 and December 31, 2014.

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

The following table presents information on TDRs during the six months ended June 30, 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

June 30, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,091	$1,091
Other (land and multi-family)	4	693	693
Total real estate loans	13	1,784	1,784

Other portfolio loans:
Home equity	6	525	525
Consumer	8	129	129
Total other portfolio loans	14	654	654

Total troubled debt restructurings	27	$2,438	$2,438

June 30, 2014
Troubled debt restructuring:
Real estate loans:
One- to four-family	22	$5,740	$5,740
Other (land and multi-family)	1	274	274
Total real estate loans	23	6,014	6,014

Other portfolio loans:
Home equity	7	833	833
Consumer	1	160	160
Total other portfolio loans	8	993	993

Total troubled debt restructurings	31	$7,007	$7,007

There were no subsequent defaults on portfolio loans that were restructured as TDRs during the six months ended June 30, 2015.

There were six subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the six months ended June 30, 2014. The subsequent defaults included five one- to four-family residential loans with a combined recorded investment of $0.5 million, and one commercial real estate loan with a recorded investment of $0.6 million

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of June 30, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	527	527	–
Other (land and multi-family)	6,129	6,129	–
Total real estate loans	6,656	6,656	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	413	532	–
Total other portfolio loans	413	532	–

Total with no related allowance recorded	$7,069	$7,188	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$19,798	$20,103	$1,324
Commercial	2,641	2,641	292
Other (land and multi-family)	1,096	1,147	91
Total real estate loans	23,535	23,891	1,707

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,834	3,991	520
Consumer	1,575	1,575	240
Commercial	243	243	51
Total other portfolio loans	5,652	5,809	811

Total with an allowance recorded	$29,187	$29,700	$2,518

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Commercial	1,182	1,182	–
Other (land and multi-family)	5,694	5,694	–
Total real estate loans	6,876	6,876	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	371	371	–
Total other portfolio loans	371	371	–

Total with no related allowance recorded	$7,247	$7,247	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$18,885	$18,984	$1,374
Commercial	2,702	2,702	311
Other (land and multi-family)	1,437	1,488	91
Total real estate loans	23,024	23,174	1,776

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,860	4,063	490
Consumer	1,489	1,489	217
Commercial	438	438	57
Total other portfolio loans	5,787	5,990	764

Total with an allowance recorded	$28,811	$29,164	$2,540

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended June 30, 2015 and 2014:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2015
Real estate loans:
One- to four-family	$19,730	$223	$–
Commercial	3,507	31	–
Other (land and multi-family)	7,193	77	–
Total real estate loans	30,430	331	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,723	48	–
Consumer	1,528	24	–
Commercial	684	6	–
Total other portfolio loans	5,935	78	–

Total	$36,365	$409	$–

June 30, 2014
Real estate loans:
One- to four-family	$17,269	$235	$–
Commercial	6,705	103	–
Other (land and multi-family)	7,214	73	–
Total real estate loans	31,188	411	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,787	49	–
Consumer	776	21	–
Commercial	563	9	–
Total other portfolio loans	5,126	79	–

Total	$36,314	$490	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the six months ended June 30, 2015 and 2014:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2015
Real estate loans:
One- to four-family	$19,342	$458	$–
Commercial	3,527	69	–
Other (land and multi-family)	7,179	138	–
Total real estate loans	30,048	665	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,847	92	–
Consumer	1,532	47	–
Commercial	733	12	–
Total other portfolio loans	6,112	151	–

Total	$36,160	$816	$–

June 30, 2014
Real estate loans:
One- to four-family	$16,927	$421	$–
Commercial	6,724	183	–
Other (land and multi-family)	7,231	141	–
Total real estate loans	30,882	745	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	3,799	95	–
Consumer	788	37	–
Commercial	584	18	–
Total other portfolio loans	5,171	150	–

Total	$36,053	$895	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $2.8 million and $4.2 million of one- to four-family residential and home equity loans in process of foreclosure as of June 30, 2015 and December 31, 2014, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.9 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively. The activity on these loans during the six months ended June 30, 2015 and the year ended December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Beginning balance	$169	$137
New portfolio loans and advances on existing loans	1,776	–
Effect of changes in related parties	–	37
Repayments	(3)	(5)
Ending balance	$1,942	$169

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

During the three and six months ended June 30, 2015, the Company internally originated approximately $1.8 million and $3.5 million of mortgage loans held-for-sale, respectively. During the three and six months ended June 30, 2014, the Company internally originated approximately $0.9 million and $1.1 million of mortgage loans held-for-sale, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and six months ended June 30, 2015 was $188,000 and $317,000, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and six months ended June 30, 2014 was $12,000 and $21,000, respectively.

During the three and six months ended June 30, 2015, the Company internally originated approximately $1.1 million and $2.4 million, respectively, of SBA loans held-for-sale. During the three and six months ended June 30, 2014, the Company internally originated approximately $4.2 million and $5.2 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.2 million and $0.5 million during the three and six months ended June 30, 2015, respectively. Additionally, the Company recognized gains (losses) on the servicing of these loans of $(15,000) and $76,000 during the three and six months ended June 30, 2015, respectively. The gain recorded on sales of SBA loans held-for-sale was $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively. Additionally, the Company recognized gains on the servicing of these loans of $26,000 and $47,000 during the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, the Company originated approximately $346.1 million and $561.0 million, respectively, of warehouse loans held-for-investment through third parties. During the three and six months ended June 30, 2014, the Company originated approximately $94.5 million and $179.4 million, respectively, of warehouse loans held-for-investment through third parties. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 19 days for both the three and six months ended June 30, 2015 and 2014, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 8. OTHER LOANS (continued)

As of June 30, 2015 and December 31, 2014, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment, and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had repurchase agreements with a carrying amount of $10.0 million and $66.3 million as of June 30, 2015 and December 31, 2014, respectively. On June 22, 2015, the Company prepaid $66.3 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. Under the terms of the repurchase agreements, any prepayment prior to maturity would result in a prepayment penalty equal to the amount fair value exceeded the book value. As such, the Company paid $5.2 million in prepayment penalties. On June 26, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of the new repurchase agreement, the instrument does not have a stated maturity date and continues until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company is subject to an adjustment determined by the counterparty and must be pledged in amounts equal to the debt plus the adjustment. As a result, the Company had $11.2 million in investment securities posted as collateral for the instrument as of June 30, 2015.

Information concerning repurchase agreements as of and for the three months ending June 30, 2015, and as of and for the year ended December 31, 2014 is summarized as follows:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance	$63,370	$69,075
Weighted average coupon interest rate during the period	4.94%	4.96%
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate at end of period	0.80%	4.94%
Weighted average maturity (months)	–	30

The repurchase agreements as of June 30, 2015 mature as follows:

Amount Maturing
(Dollars in Thousands)

2015 (1) (2)	$10,000
2016	–
2017	–
2018	–
2019	–
Thereafter	–
Total	$10,000

(1)	Remaining maturities between July 1, 2015 and December 31, 2015.
(2)	Includes the repurchase agreement entered into on June 26, 2015. This repurchase agreement does not have a maturity date, but is considered short-term in nature.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2015 and December 31, 2014, advances from the FHLB were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Maturity on January 23, 2015, fixed rate at 0.24%	$–	$5,000
Maturity on August 10, 2015, fixed rate at 0.21%	20,000	–
Maturity on September 10, 2015, fixed rate at 0.24%	10,000	–
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	–
Maturity on August 26, 2016, fixed rate 2.32% (1)	–	10,000
Maturity on September 28, 2016, fixed rate 4.15%	–	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	–	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	–	10,000
Maturity on June 20, 2017, fixed rate 0.91%	10,000	–
Maturity on June 20, 2017, fixed rate 0.73%	3,333	4,167
Maturity on August 1, 2017, fixed rate at 4.39%	–	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	–	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	–	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	–	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	–	15,000
Maturity on March 26, 2018, fixed rate 4.11%	–	5,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	–
Maturity on June 20, 2018, fixed rate at 0.50%	55,000	–
Maturity on June 20, 2019, fixed rate at 1.27%	4,000	4,500
Maturity on December 23, 2019, fixed rate 2.08% (2)	20,000	–
Maturity on June 23, 2020, fixed rate at 1.81% (2)	15,000	–
Maturity on June 23, 2020, fixed rate at 1.89% (2)	15,000	–
Daily rate credit, no maturity date, fixed rate at 0.36%	10,000	–
Prepayment penalties to be amortized from July 2015 to June 2016	(2,887)	–
Total	$217,371	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.
(2)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.

The FHLB advances had a weighted-average maturity of 23 months and a weighted-average rate of 0.86% at June 30, 2015. The Company had $255.0 million in portfolio loans and $23.8 million in investment securities posted as collateral for these advances as of June 30, 2015.

During the six months ended June 30, 2015, the Company paid off $228.3 million of the FHLB borrowings, including $112.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB is $3.4 million at June 30, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of June 30, 2015, fair value exceeded the book value of the individual advances by $3.6 million, which was partially collateralized by portfolio loans (included in the $255.0 million and $23.8 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $88.0 million as of June 30, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at the fair value of such FHLB advances.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 11. INCOME TAXES

Income tax expense (benefit) for the six months ending June 30, 2015 and 2014 was as follows:

	Six months ending June 30,
	2015	2014
	(Dollars in Thousands)

Income (loss) before income tax expense	$(4,371)	$524
Effective tax rate	39.6%	17.8%
Income tax expense (benefit)	(1,731)	93
Change in valuation allowance – federal	(7,772)	–
Change in valuation allowance – state	(889)	–
Income tax expense (benefit)	$(10,392)	$93

During the six months ended June 30, 2015 and 2014, the Company did not use any federal net operating loss carryover or state net operating loss carryover.

The Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to an amount that is more likely than not to be realized. A determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management has concluded that it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during June 2015, while $0.3 million of the valuation allowance remained as of June 30, 2015.

The positive evidence considered by management in arriving at the conclusion to remove the valuation allowance included five consecutive profitable quarters beginning with the first quarter of 2014, strong growth in core earnings, assessments of the current and future economic and business conditions, which demonstrates demand for the Company’s products and services, the significant improvement in credit measures, which impacts the sustainability of profitability and management’s ability to forecast future credit losses, the probability of achieving forecasted future taxable income, and the termination of a Consent Order with one of the Bank’s regulatory agencies. The negative evidence considered by management includes the aforementioned cumulative loss position, expiring tax credit carryovers, and the continuation of a Supervisory Agreement with one of the Company’s regulatory agencies, which was terminated subsequent to the reversal of the valuation allowance (see Note 13. Regulatory Supervision of these Notes). Now that the valuation allowance has been substantially reduced, future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

As of December 31, 2014, the Company evaluated the expected realization of its federal and state deferred tax assets which, prior to a valuation allowance, totaled $8.9 million. Based on this evaluation it was concluded that a valuation allowance was required for the federal and state deferred tax assets.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

NOTE 11. INCOME TAXES (continued)

The Company also determined it was in a net unrealized built-in loss position (NUBIL) at the time of the ownership change. Due to the Company’s NUBIL position, recognition of certain OREO losses during the next three years will have an adverse effect on the utilization of the existing net operating losses, as the recognized losses will be applied to the annual limitation before the net operating losses are applied. As a result of the limitation, the Company wrote off approximately $14.7 million of federal net operating loss carryover and $12.8 million of state net operating loss carryover during 2014, all of which had been previously reserved for with a valuation allowance.

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

The following table summarizes the basic and diluted earnings per common share computation for the three and six months ended June 30, 2015 and 2014:

	Three months ending June 30,		Six months ending June 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Share Information)

Basic:
Net income	$5,625	$225	$6,021	$431
Weighted average common shares outstanding	15,508,969	15,508,969	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(76,647)	(81,437)	(76,647)	(81,437)
Less: average director’s deferred compensation shares	(33,958)	(35,424)	(34,150)	(35,593)
Less: average unvested restricted stock awards	(268)	(542)	(271)	(545)
Weighted average common shares outstanding, as adjusted	15,398,096	15,391,566	15,397,901	15,391,394
Basic earnings per common share	$0.36	$0.02	$0.39	$0.03

Diluted:
Net income	$5,625	$225	$6,021	$431
Weighted average common shares outstanding, as adjusted (from above)	15,398,096	15,391,566	15,397,901	15,391,394
Add: dilutive effects of assumed exercise of stock options	–	–	–	–
Add: dilutive effects of full vesting of stock awards	–	–	–	–
Weighted average dilutive shares outstanding	15,398,096	15,391,566	15,397,901	15,391,394
Diluted earnings per common share	$0.36	$0.02	$0.39	$0.03

During the three and six months ended June 30, 2015 and 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

 ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2015

(unaudited)

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

The Bank’s actual and required capital levels and ratios as of June 30, 2015 and December 31, 2014 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)

June 30, 2015
Total capital (to risk weighted assets)	$81.0	14.72%	$55.0	10.00%
Common equity tier 1 capital (to risk weighted assets)	74.1	13.48%	35.7	6.50%
Tier 1 capital (to risk weighted assets)	74.1	13.48%	44.0	8.00%
Tier 1 capital (to adjusted total assets)	74.1	9.69%	38.3	5.00%

December 31, 2014
Total capital (to risk weighted assets)	$79.2	17.64%	$44.9	10.00%
Tier 1 capital (to risk weighted assets)	73.5	16.38%	26.9	6.00%
Tier 1 capital (to adjusted total assets)	73.5	10.35%	35.5	5.00%

The Bank’s capital classification under PCA defined levels as of June 30, 2015 was well-capitalized.

As of June 30, 2015, the Company remained subject to a Supervisory Agreement initiated on December 10, 2010 (the Supervisory Agreement) with the Board of Governors of the Federal Reserve System (the FRB), which provided, among other things, that: (1) the Company must comply with regulatory prior notification requirements with respect to changes in directors and senior executive officers; (2) the Company cannot declare or pay dividends or make any other capital distributions without prior written FRB approval; (3) the Company will not be permitted to enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officers or directors, unless it provides 30 days prior written notice of the proposed transaction to the FRB; (4) the Company may not make any golden parachute payment or prohibited indemnification payment without FRB prior written approval; and (5) the Company may not incur, issue, renew or rollover any debt or debt securities, increase any current lines of credit, guarantee the debt of any entity, or otherwise incur any additional debt without the prior written non-objection of the FRB.

On July 17, 2015, the Company received written notice of termination of the Supervisory Agreement. The notice of termination, dated July 15, 2015, was received from the Federal Reserve Bank of Atlanta on behalf of the FRB and also stated the Company is no longer considered to be in “troubled condition” for savings and loan holding company regulatory purposes.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements concerning the Company and its wholly owned subsidiary, Atlantic Coast Bank (the Bank), that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the continued suspension of dividends or share repurchases; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

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

Recent Events

Termination of the Regulatory Restrictions for the Company and the Bank

On July 17, 2015, the Company received written notice of termination of the Supervisory Agreement initiated on December 10, 2010 (the Supervisory Agreement), between the Board of Governors of the Federal Reserve System (the FRB) and the Company. Prior to the termination, the Supervisory Agreement had restricted the activities of the Company in various ways as previously reported. The notice of termination, dated July 15, 2015, was received from the Federal Reserve Bank of Atlanta on behalf of the FRB and also stated the Company is no longer considered to be in “troubled condition” for savings and loan holding company regulatory purposes.

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

Executive Management Team and Board of Directors

On January 28, 2015, James D. Hogan was appointed to serve as interim Chief Financial Officer of the Company and the Bank, contingent upon receipt of regulatory non-objection from the OCC and the the FRB. On March 25, 2015, Tracy L. Keegan was appointed as Executive Vice President and Chief Financial Officer of the Company and the Bank, contingent upon receipt of regulatory non-objection from the OCC and the FRB. On March 30, 2015, the Bank appointed Ms. Keegan as Executive Vice President and Chief Financial Officer of the Bank, effective immediately, given that the termination of the Order, on March 26, 2015, alleviated the requirement of Ms. Keegan’s appointment at the Bank being subject to OCC non-objection.

On March 31, 2015, the FRB notified the Company that it did not have any objection to the appointment of Mr. Hogan as interim Chief Financial Officer of the Company. Mr. Hogan began his service as interim Chief Financial Officer of the Company effective March 31, 2015. On May 15, 2015, the FRB notified the Company that the FRB did not have any objection to the appointment of Ms. Keegan as Chief Financial Officer of the Company. On May 18, 2015, Ms. Keegan began her service as Executive Vice President and Chief Financial Officer of the Company, and Mr. Hogan’s ended his service as interim Chief Financial Officer of the Company. As Chief Financial Officer, Ms. Keegan also replaced Mr. Hogan as the Company’s principal accounting officer. Additionally, Mr. Hogan informed the Boards of Directors of the Company and the Bank that he was also retiring as Chief Risk Officer of the Company and the Bank, effective immediately. Mr. Hogan continues to serve as a member of the Boards of Directors of the Company and the Bank.

On February 11, 2015, H. Dennis Woods, a director of the Company and the Bank, informed the Board of Directors that he was retiring and would not stand for re-election at the next Annual Meeting of Stockholders, which was held on May 18, 2015 (the Annual Meeting). After Mr. Woods’ announcement of his retirement, the Company’s Board of Directors voted to reduce the number of seats on the Board of Directors from nine to eight effective as of the date of the Annual Meeting and contemporaneous with Mr. Woods’ retirement from the Company’s Board of Directors.

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, without limitation, changes in interest rates, performance of the economy, financial condition of borrowers, and laws and regulations. Management believes that its critical accounting policies include: (i) determining the allowance for portfolio loan losses (the allowance) and the provision for portfolio loan losses (provision expense); (ii) measuring for impairment in troubled debt restructurings (TDR); (iii) determining the fair value of investment securities; (iv) determining the fair value of other real estate owned (OREO); and (v) accounting for deferred income taxes.

There have been no material updates to these accounting policies during the first six months of 2015, other than the update regarding the Company’s deferred tax assets and associated valuation allowance, which is discussed below. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 10-K.

Deferred Income Taxes

Based on the Company’s assessment during the second quarter of 2015 of all the positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management has concluded that it is more likely than not that $8.5 million of the deferred tax assets, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during June 2015.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General

Total assets increased $103.9 million, or 14.7%, to $810.4 million at June 30, 2015 as compared to $706.5 million at December 31, 2014. The primary reasons for the increase in assets were due to increases in Federal Home Loan Bank (FHLB) advances of $93.7 million, time deposits of $48.7 million, non-maturing deposits of $11.6 million, and stockholders’ equity of $5.7 million, as discussed below, partially offset by the reduction of $56.3 million in securities sold under agreements to repurchase (repurchase agreements). Other loans increased $66.7 million, net portfolio loans increased $28.6 million, and cash and cash equivalents increased $16.1 million, while investment securities decreased $9.3 million. Total deposits increased $60.3 million, or 13.7%, to $501.1 million at June 30, 2015 from $440.8 million at December 31, 2014. Noninterest-bearing demand accounts increased $6.6 million, savings and money market accounts increased by $6.7 million, and time deposits increased by $48.7 million, while interest-bearing demand accounts decreased $1.7 million during the six months ended June 30, 2015. Total borrowings increased by $37.4 million to $227.4 million at June 30, 2015 from $190.0 million at December 31, 2014 due to the aforementioned increase in FHLB advances in the first half of 2015, partially offset by the aforementioned reduction in repurchase agreements in the first half of 2015. Stockholders’ equity increased by $5.7 million to $78.0 million at June 30, 2015 from $72.3 million at December 31, 2014, due to net income of $6.0 million, partially offset by other comprehensive loss of $0.3 million for the six months ended June 30, 2015.

Following are the summarized comparative balance sheets as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,	Increase / (Decrease)
	2015	2014	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$38,545	$22,398	$16,147	72.1%
Investment securities (available-for-sale and held-to-maturity)	127,339	136,618	(9,279)	(6.8)%
Portfolio loans	482,855	453,977	28,878	6.4%
Allowance for portfolio loan losses	7,400	7,107	293	4.1%
Portfolio loans, net	475,455	446,870	28,585	6.4%
Other loans (held-for-sale and warehouse loans held-for-investment)	107,890	41,191	66,699	161.9%
Other Assets	61,198	59,421	1,777	3.0%
Total assets	$810,427	$706,498	$103,929	14.7%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$47,907	$41,283	$6,624	16.0%
Interest-bearing demand	64,027	65,718	(1,691)	(2.6)%
Savings and money market	178,300	171,657	6,643	3.9%
Time	210,861	162,122	48,739	30.1%
Total deposits	501,095	440,780	60,315	13.7%
Securities sold under agreements to repurchase	10,000	66,300	(56,300)	(84.9)%
Federal Home Loan Bank advances	217,371	123,667	93,704	75.8%
Accrued expenses and other liabilities	3,881	3,415	466	13.6%
Total liabilities	732,347	634,162	98,185	15.5%
Total stockholders’ equity	78,080	72,336	5,744	7.9%
Total liabilities and stockholders’ equity	$810,427	$706,498	$103,929	14.7%

Cash and Cash Equivalents

Cash and cash equivalents increased $16.1 million to $38.5 million at June 30, 2015 from $22.4 million at December 31, 2014. During 2014, the Bank added contingent liquidity capacity and sources available to meet potential funding requirements, including increased availability from the FHLB, and new availability from the Federal Reserve Bank of Atlanta and other institutional sources. The contingent liquidity has remained available throughout the first half of 2015 and, as a result, cash and cash equivalents continue to be utilized to fund the origination of loans and pay off liabilities.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $9.3 million to $127.3 million at June 30, 2015, from $136.6 million at December 31, 2014. As of June 30, 2015, $110.3 million of investment securities were classified as available-for-sale, while $17.0 million of investment securities were classified as held-to-maturity. As of December 31, 2014, $118.7 million of investment securities were classified as available-for-sale, while $17.9 million of investment securities were classified as held-to-maturity.

As of June 30, 2015, approximately $11.2 million and $23.8 million of investment securities were pledged as collateral for the repurchase agreements and FHLB advances, respectively. At June 30, 2015, $122.3 million, or 96.0%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of June 30, 2015 and December 31, 2014, excluding loans held-for-sale and warehouse loans held-for-investment:

	June 30, 2015	% of Total Portfolio Loans	December 31, 2014	% of Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$248,027	52.1%	$237,151	53.0%
Commercial	59,935	12.6%	50,322	11.3%
Other (land and multi-family)	16,524	3.5%	14,680	3.3%
Total real estate loans	324,486	68.2%	302,153	67.6%
Real estate construction loans:
One- to four-family	9,098	1.9%	2,580	0.6%
Commercial	6,807	1.4%	2,939	0.6%
Acquisition and development	–	–	–	–
Total real estate construction loans	15,905	3.3%	5,519	1.2%
Other portfolio loans:
Home equity	43,721	9.2%	46,343	10.4%
Consumer	47,495	10.0%	49,854	11.2%
Commercial	44,254	9.3%	43,119	9.6%
Total other portfolio loans	135,470	28.5%	139,316	31.2%

Total portfolio loans	475,861	100.0%	446,988	100.0%
Allowance for portfolio loan losses	(7,400)		(7,107)
Net deferred portfolio loan costs	5,216		5,122
Premiums and discounts on purchased loans, net	1,778		1,867
Portfolio loans, net	$475,455		$446,870

Total gross portfolio loans increased $28.9 million, or 6.5%, to $475.9 million at June 30, 2015 as compared to $447.0 million at December 31, 2014, primarily due to originations of $35.2 million and the purchase of $12.5 million of one- to four-family residential mortgages, partially offset by transfers to held-for-sale of one- to four-family residential mortgages, and principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the six months ended June 30, 2015. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment. Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.6 million and transfers to OREO of nonperforming loans of $0.3 million during the first six months of 2015.

Small business loans originated internally and held-for-sale (SBA loans held-for-sale), SBA portfolio loans, and other portfolio loans to small businesses are included in the commercial category of other portfolio loans. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at June 30, 2015 and December 31, 2014, was $7.6 million and $7.8 million, respectively. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio, and other commercial business loan production is expected to exceed principal amortization and loan payoffs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of June 30, 2015, first mortgages (including residential construction loans) and home equity loans totaled $300.8 million, or 63.2% of total gross portfolio loans. Approximately $25.2 million, or 57.7% of loans recorded as home equity loans are in a first lien position. Accordingly, $282.4 million, or 93.9% of loans collateralized by one- to four-family residential properties were in a first lien position as of June 30, 2015.

The composition of first mortgages and home equity loans by state as of June 30, 2015 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$156,452	$50,557	$41,018	$248,027
Home equity and lines of credit	20,731	22,469	521	43,721
One- to four-family construction loans	8,293	805	–	9,098
	$185,476	$73,831	$41,539	$300,846

Allowance for Portfolio Loan Losses

The allowance was $7.4 million, or 1.5% of total portfolio loans, at June 30, 2015, compared to $7.1 million, or 1.6% of total portfolio loans, at December 31, 2014.

The activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014 was as follows:

	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$7,107	$6,946

Charge-offs:
Real estate loans:
One- to four-family	(167)	(396)
Commercial	–	(5)
Other (land and multi-family)	(28)	(8)
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	(68)	(274)
Consumer	(327)	(361)
Commercial	–	(119)
Total charge-offs	(590)	(1,163)

Recoveries:
Real estate loans:
One- to four-family	222	103
Commercial	51	10
Other (land and multi-family)	45	16
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	23	78
Consumer	155	195
Commercial	–	–
Total recoveries	496	402
Net charge-offs	(94)	(761)
Provision for portfolio loan losses	387	800
Balance at end of period	$7,400	$6,985
Net charge-offs to average outstanding portfolio loans	0.05%	0.39%

Net charge-offs during the first six months of 2015 decreased compared to the same period in 2014, primarily due to $0.4 million less in charge-offs related to one- to four-family residential loans and home equity loans, $0.1 million less in charge-offs related to collateral-dependent commercial real estate property, and a $0.1 million increase in recoveries related to one- to four-family residential loans and home equity loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the six months ended June 30, 2015, charge-offs did not include any partial charge-offs of one- to four-family first mortgages and home equity loans identified as nonperforming, which is a decrease of $0.3 million compared to $0.3 million in partial charge-offs for the six months ended June 30, 2014. The decrease in partial charge-offs is attributable to decreased losses on both first mortgages and home equity loans.

Below is a comparative composition of nonperforming assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Nonperforming assets:
Real estate loans:
One- to four-family	$2,426	$2,850
Commercial	501	501
Other (land and multi-family)	49	111
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	308	212
Consumer	334	539
Commercial	322	322
Total nonperforming loans	3,940	4,535
Other real estate owned	3,886	3,908
Total nonperforming assets	$7,826	$8,443

Nonperforming loans to total portfolio loans	0.8%	1.0%
Nonperforming assets to total assets	1.0%	1.2%

Nonperforming loans were $3.9 million, or 0.8% of total portfolio loans, at June 30, 2015 as compared to $4.5 million, or 1.0% of total portfolio loans, at December 31, 2014. The decrease in nonperforming loans was primarily due to the transfer of $0.3 million in nonperforming loans to OREO and charge-offs related to nonperforming loans, partially offset by a commercial land loan that became nonperforming.

During the past few years, and continuing in 2015, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of June 30, 2015, total nonperforming one- to four-family residential and home equity loans of $2.7 million was derived from $3.6 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date the applicable loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of June 30, 2015 and December 31, 2014, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $3.9 million at both June 30, 2015 and December 31, 2014 as the Company had transfers from nonperforming loans into OREO of $0.3 million, which was offset by sales of OREO of $0.2 million and writedowns of OREO of $0.1 million. Historically, the Company has not incurred additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company recorded losses on foreclosed assets of $102,000 and $19,000 for the six months ended June 30, 2015 and 2014, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$490	$–	$185	$–
Nonperforming (1)	1,408	89	1,576	89
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	8,639	254	9,871	287
Performing troubled debt restructurings – residential	25,719	2,175	24,426	2,164
Total impaired loans	$36,256	$2,518	$36,058	$2,540

(1)	Balances include nonperforming TDR loans of $0.6 million as of June 30, 2015 and nonperforming TDR loans of $0.9 million as of December 31, 2014. There were no specific reserves for these TDR loans as of June 30, 2015 and December 31, 2014.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $34.9 million as of June 30, 2015 as compared to $34.8 million at December 31, 2014. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At June 30, 2015, approximately $28.9 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale, and warehouse loans held-for-investment. The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Other loans:
Held-for-sale	$12,685	$7,219
Warehouse loans held-for-investment	95,205	33,972
Total other loans	$107,890	$41,191

Other loans increased $66.7 million, or 161.9%, to $107.9 million at June 30, 2015 as compared to $41.2 million at December 31, 2014 due to an increase in originations of warehouse loans held-for-investment. The increase in warehouse loans held-for-investment was primarily due to three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015, and other relationships with new counterparties.

The Company internally originated $3.5 million and sold $2.5 million of mortgage loans held-for-sale during the six months ended June 30, 2015. The gain recorded on sales of mortgage loans held-for-sale during the six months ended June 30, 2015 was $317,000. Comparatively, the Company internally originated $1.1 million and sold $0.7 million of mortgage loans held-for-sale during the six months ended June 30, 2014. The gain recorded on sales of mortgage loans held-for-sale during the six months ended June 30, 2014 was $21,000. The Company internally originated $2.4 million and sold $4.4 million of SBA loans held-for-sale during the six months ended June 30, 2015, compared to originations of $5.2 million and sales of $4.3 million during the six months ended June 30, 2014. The gain recorded on sales and servicing of SBA loans held-for-sale was $0.5 million during both the six months ended June 30, 2015 and 2014. The Bank plans to expand its mortgage loans held-for-sale and SBA loans held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $561.0 million and $499.7 million, respectively, for the six months ended June 30, 2015 as compared to originations and sales of $179.4 million and $177.6 million, respectively, for the six months ended June 30, 2014. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the six months ended June 30, 2015 and 2014, of $0.9 million and $0.4 million, respectively. For the six months ended June 30, 2015, the weighted average number of days outstanding of warehouse loans held-for-investment was approximately 19 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management has concluded that it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during June 2015. As such, the Company expects to record tax benefits in future periods that will likely reduce net income before income tax expense in such future periods. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year.

As of December 31, 2014, the Company concluded that, while improved operating results were expected as the economy continued to improve and the Bank’s nonperforming assets remained at low levels, a more likely than not conclusion that the realization of the Company’s deferred tax asset could not be supported due to the variability of the Company’s credit-related costs and the impact of the Company’s high debt costs on its profitability. Consequently, the Company had recorded a valuation allowance of $8.9 million for the entire amount of the net federal and state deferred tax assets as of December 31, 2014.

Deposits

Total deposits were $501.1 million at June 30, 2015, an increase of $60.3 million from $440.8 million at December 31, 2014. Non-maturing deposits increased by $11.6 million during the first six months of 2015, while time deposits increased by $48.7 million during the same time period. Non-maturing deposits increased to $290.2 million at June 30, 2015 due to a $6.6 million increase in noninterest-bearing demand deposits and a $6.7 million increase in savings and money market deposits, partially offset by a $1.7 million decrease in interest-bearing demand deposits.

The increase in non-maturing deposits was due to our continued development of commercial relationships. Time deposits increased to $210.9 million as of June 30, 2015 due to an increase of $46.2 million in brokered deposits, an increase of $16.4 million in deposits related to a retail certificates of deposit promotion, an increase of $4.4 million in non-brokered Internet certificates of deposit, partially offset by a decrease of $18.3 million in our standard certificates of deposit.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise in December 2013, the Bank actively sought to grow deposits to help meet liquidity needs throughout 2014 and during the first six months of 2015. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank expects to supplement its core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker Internet deposit program, which has been successfully utilized in the past, brokered deposits, or the creation of new business deposit products. Significant changes in the short-term interest rate environment could affect the availability of deposits in our local market and, therefore, may cause the Bank to change its strategy.

Securities Sold Under Agreements to Repurchase

The Company had repurchase agreements with a carrying amount of $10.0 million and $66.3 million as of June 30, 2015 and December 31, 2014, respectively. On June 22, 2015, the Company prepaid $66.3 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. Under the terms of the repurchase agreements, any prepayment prior to maturity would result in a prepayment penalty equal to the amount fair value exceeded the book value. As such, the Company paid $5.2 million in prepayment penalties. On June 26, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of the new repurchase agreement, the instrument does not have a stated maturity date and continues until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company is subject to an adjustment determined by the counterparty and must be pledged in amounts equal to the debt plus the adjustment. As a result, the Company had $11.2 million in investment securities posted as collateral for the instrument as of June 30, 2015.

Information concerning repurchase agreements as of and for the three months ending June 30, 2014, and as of and for the year ended December 31, 2014 is summarized as follows:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance	$63,370	$69,075
Weighted average coupon interest rate during the period	4.94%	4.96%
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate at end of period	0.80%	4.94%
Weighted average maturity (months)	–	30

Federal Home Loan Bank Advances

As of June 30, 2015 and December 31, 2014, advances from the FHLB were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Maturity on January 23, 2015, fixed rate at 0.24%	$–	$5,000
Maturity on August 10, 2015, fixed rate at 0.21%	20,000	–
Maturity on September 10, 2015, fixed rate at 0.24%	10,000	–
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	–
Maturity on August 26, 2016, fixed rate 2.32% (1)	–	10,000
Maturity on September 28, 2016, fixed rate 4.15%	–	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	–	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	–	10,000
Maturity on June 20, 2017, fixed rate 0.91%	10,000	–
Maturity on June 20, 2017, fixed rate 0.73%	3,333	4,167
Maturity on August 1, 2017, fixed rate at 4.39%	–	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	–	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	–	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	–	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	–	15,000
Maturity on March 26, 2018, fixed rate 4.11%	–	5,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	–
Maturity on June 20, 2018, fixed rate at 0.50%	55,000	–
Maturity on June 20, 2019, fixed rate at 1.27%	4,000	4,500
Maturity on December 23, 2019, fixed rate 2.08% (2)	20,000	–
Maturity on June 23, 2020, fixed rate at 1.81% (2)	15,000	–
Maturity on June 23, 2020, fixed rate at 1.89% (2)	15,000	–
Daily rate credit, no maturity date, fixed rate at 0.36%	10,000	–
Prepayment penalties to be amortized ratably from July 2015 to June 2016	(2,887)	–
Total	$217,371	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.
(2)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.

The FHLB advances had a weighted-average maturity of 23 months and a weighted-average rate of 0.86% at June 30, 2015. The Company had $255.0 million in portfolio loans and $23.8 million in investment securities posted as collateral for these advances as of June 30, 2015.

During the six months ended June 30, 2015, the Company paid off $228.3 million of the FHLB borrowings, including $112.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB is $3.4 million at June 30, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of June 30, 2015, fair value exceeded the book value of the individual advances by $3.6 million, which was partially collateralized by portfolio loans (included in the $255.0 million and $23.8 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $88.0 million as of June 30, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at the fair value of such FHLB advances.

Stockholders’ Equity

Stockholders’ equity increased by $5.7 million to $78.0 million at June 30, 2015 from $72.3 million at December 31, 2014, due to net income of $6.0 million, partially offset by other comprehensive loss of $0.3 million for the six months ended June 30, 2015. The increase in accumulated other comprehensive loss was due to a negative change in the fair value of securities available-for-sale because of an increase in interest rates during the first six months of 2015. The Company continues to monitor strategies to preserve capital including the suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

The Company’s equity to assets ratio decreased to 9.6% at June 30, 2015, from 10.2% at December 31, 2014. As of June 30, 2015, the Bank’s Tier 1 capital to adjusted assets ratio was 9.69%, total risk based capital to risk-weighted assets ratio was 14.74% and Tier 1 capital to risk-weighted assets ratio was 13.48%. These ratios as of December 31, 2014 were 10.35%, 17.64%, and 16.38%, respectively.

The decrease in capital ratios as of June 30, 2015, compared with those as of December 31, 2014, was primarily due to an increase in assets, which resulted in an increase in risk-weighted assets and adjusted total assets, partially offset by an increase in capital. Additionally, risk-weighted assets increased as the Bank continued to shift its asset base to higher interest-earning loans with higher risk weighting. The Bank is currently deemed well capitalized.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

General

Net income for the three months ended June 30, 2015 was $5.6 million, as compared to net income of $0.2 million for the three months ended June 30, 2014. The net income for the three months ended June 30, 2015 increased $5.4 million as compared to the net income in the same period in 2014, primarily due to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets, as well as an increase in net interest income of $0.7 million, a reduction in the provision expense of $0.1 million and an increase in noninterest income of $0.1 million, partially offset by an increase in noninterest expense of $6.0 million. Net interest income increased during the second quarter of 2015 as compared to the same period in 2014 due to the impact of increased portfolio loans and other loans outstanding and decreased interest expense for deposits, repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans and the impact of lower balances in investment securities with lower interest rates on those funds invested in such investment securities. Noninterest income increased during the second quarter of 2015 as compared to the same period in 2014 primarily due to higher gains on sales of loans held-for-sale. Noninterest expense increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to prepayment penalties associated with the prepayment and restructure of wholesale debt, as well as an increase in compensation and benefits, data processing and outside professional services expense, partially offset by lower Federal Deposit Insurance Corporation (FDIC) insurance costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended June 30, 2015 and 2014. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$545,734	$6,647	4.87%	$426,598	$5,901	5.53%
Investment securities (2)	131,549	692	2.10%	179,028	885	1.98%
Other interest-earning assets (3)	32,158	83	1.04%	62,473	145	0.93%
Total interest-earning assets	709,441	7,422	4.20%	668,099	6,931	4.16%
Noninterest-earning assets	56,875			38,327
Total assets	$766,316			$706,426

Interest-bearing liabilities:
Interest-bearing demand accounts	$64,947	$26	0.16%	$70,292	45	0.25%
Savings deposits	63,318	23	0.15%	68,937	45	0.26%
Money market accounts	113,289	152	0.53%	101,489	119	0.47%
Time deposits	180,699	377	0.82%	171,426	420	0.98%
Securities sold under agreements to repurchase	58,259	722	4.96%	66,300	827	4.99%
Federal Home Loan Bank advances	159,448	1,137	2.85%	111,868	1,148	4.10%
Total interest-bearing liabilities	639,960	2,437	1.52%	590,312	2,604	1.76%
Noninterest-bearing liabilities	51,562			46,168
Total liabilities	691,522			636,480
Total stockholders’ equity	74,794			69,946
Total liabilities and stockholders’ equity	$766,316			$706,426

Net interest income		$4,985			$4,327
Net interest spread			2.68%			2.40%
Net interest-earning assets	$69,481			$77,787
Net interest margin (4)			2.81%			2.59%
Average interest-earning assets to average interest-bearing liabilities		110.86%			113.18%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$1,510	$(764)	$746
Investment securities	(247)	54	(193)
Other interest-earning assets	(77)	15	(62)
Total interest-earning assets	1,186	(695)	491

Interest-bearing liabilities:
Interest-bearing demand accounts	(3)	(16)	(19)
Savings deposits	(3)	(19)	(22)
Money market accounts	15	17	32
Time deposits	22	(65)	(43)
Securities sold under agreements to repurchase	(100)	(5)	(105)
Federal Home Loan Bank advances	401	(412)	(11)
Total interest-bearing liabilities	332	(500)	(168)

Net interest income	$854	$(195)	$659

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income increased $0.5 million to $7.4 million for the three months ended June 30, 2015 as compared with $6.9 million for the three months ended June 30, 2014 due to the impact of higher balances in portfolio loans and other loans outstanding and higher interest rates on funds invested in investment securities, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $6.6 million for the three months ended June 30, 2015 from $5.9 million for the three months ended June 30, 2014. This increase was due to an increase in the average balance of loans, which increased $119.1 million to $545.7 million for the three months ended June 30, 2015 from $426.6 million for the three months ended June 30, 2014, partially offset by a decrease in average yield on loans of 66 basis points to 4.87% for the three months ended June 30, 2015.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the three months ended June 30, 2015, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased, while the weighted average number of days outstanding for warehouse loans held-for-investment held steady during the three months ended June 30, 2015, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015, and other relationships with new counterparties.

Interest income earned on investment securities decreased $0.2 million to $0.7 million for the three months ended June 30, 2015 from $0.9 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease in the average balance of investment securities of $47.5 million to $131.5 million, partially offset by the impact of higher yields on investment securities for the three months ended June 30, 2015.

Interest Expense

Interest expense declined by $0.2 million to $2.4 million for the three months ended June 30, 2015 from $2.6 million for the three months ended June 30, 2014, primarily due to the decrease in interest expense on deposits, repurchase agreements and FHLB advances. The decrease in interest expense on deposits for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits, including noninterest-bearing deposits, decreased 6 basis points to 0.49% for the three months ended June 30, 2015 as compared to 0.55% for the three months ended June 30, 2014.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.40% for the three months ended June 30, 2015, down from 1.64% for the three months ended June 30, 2014, due to the lower cost of deposits, repurchase agreements and FHLB advances. The Bank’s cost of funds remained elevated relative to the current interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which were at interest rates significantly above market rates. However, the Company's successful efforts during June 2015 to lower the effective interest rate on its wholesale debt are expected to reduce interest expense going forward by approximately $2.2 million over the next 12 months and approximately $5.0 million annually thereafter.

Net Interest Income

Net interest income increased $0.7 million to $5.0 million for the three months ended June 30, 2015 from $4.3 million for the three months ended June 30, 2014, due to the increase in portfolio loans and other loans outstanding, and decreased interest expense for deposits, repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans and the impact of lower balances in investment securities interest rates on funds invested in investment securities.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 28 basis points to 2.68% for the three months ended June 30, 2015 as compared to 2.40% for the three months ended June 30, 2014. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 22 basis point to 2.81% for the three months ended June 30, 2015 as compared to 2.59% for the three months ended June 30, 2014. The increase in the net interest rate spread primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities with lower interest rates on those investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million and $0.3 million during the three months ended June 30, 2015 and 2014, respectively. The decline in the provision expense during the second quarter of 2015 compared with the same period in 2014 reflected improving economic conditions in the Company’s markets, which have led to a decline in net charge-offs over the past 12 months, partially offset by loan growth.

The Company had net recoveries of $0.1 million for the three months ended June 30, 2015 as compared to net charge-offs of $0.3 million for the three months ended June 30, 2014. The change to net recoveries in the second quarter of 2015 from net charge-offs in the same period in 2014 was primarily due to a decrease in charge-offs in one- to four-family residential loans, home equity loans and collateral-dependent commercial real estate property, which was partially offset by an increase in charge-offs related to manufactured home loans.

Typically, the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming will impact net charge-offs. However, net charge-offs did not include any partial charge-offs in either the second quarter of 2015 or 2014 due to improving economic conditions in the Company’s markets.

Noninterest Income

The components of noninterest income for the three months ended June 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$660	$680	$(20)	(2.9)%
Gain on sale of loans held-for-sale	350	269	81	30.1%
Gain on sale of securities available-for-sale	–	7	(7)	(100.0)%
Bank owned life insurance earnings	119	119	-	0.0%
Interchange fees	408	388	20	5.2%
Other	139	118	21	17.8%
	$1,676	$1,581	$95	6.0%

Noninterest income for the three months ended June 30, 2015 increased $0.1 million to $1.7 million as compared to $1.6 million in the second quarter of 2014. The increase in noninterest income was primarily due to an increase in gains on the sale of loans held-for-sale.

For the three months ended June 30, 2015, gains on sales of mortgage loans held-for-sale was $211,000, deferred fees on mortgage loans held-for-sale was $23,000, gains on sales of SBA loans held-for-sale was $177,000, and net losses recognized for the servicing of SBA loans held-for-sale was $15,000. By comparison, for the three months ended June 30, 2014, gains on sales of mortgage loans held-for-sale was $12,000, there were no deferred fees on mortgage loans held-for-sale, gains on sales of SBA loans held-for-sale was $237,000, and net gains recognized for the servicing of SBA loans held-for-sale was $26,000.

The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes SBA lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term, due to the Company’s emphasis on originating one- to four-family residential loans to grow its portfolio loans.

Noninterest Expense

The components of noninterest expense for the three months ended June 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,133	$2,633	$500	19.0%
Occupancy and equipment	538	492	46	9.3%
Federal Deposit Insurance Corporation insurance premiums	154	358	(204)	(57.0)%
Foreclosed assets, net	102	13	89	684.6%
Data processing	472	365	107	29.3%
Outside professional services	554	405	149	36.8%
Collection expense and repossessed asset losses	105	130	(25)	(19.2)%
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	5,188	-	5,188	n/a
Other	1,040	892	148	16.6%
	$11,286	$5,288	$5,998	113.4%

Noninterest expense increased $6.0 million to $11.3 million for the three months ended June 30, 2015 from $5.3 million for the three months ended June 30, 2014. The increase in noninterest expense for the second quarter of 2015 as compared with the first quarter of 2014, primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, as well as an increase in compensation and benefits, data processing and outside professional services expense, partially offset by lower FDIC insurance costs.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $10.4 million in income tax benefit and $45,000 in income tax expense for the three months ended June 30, 2015 and 2014, respectively. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

General

Net income for the six months ended June 30, 2015 was $6.0 million, as compared to net income of $0.4 million for the six months ended June 30, 2014. The net income for the six months ended June 30, 2015 increased $5.6 million as compared to the net income in the same period in 2014 due primarily to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets, as well as an increase in net interest income of $0.9 million, a reduction in the provision expense of $0.4 million, and an increase in noninterest income of $0.4 million, partially offset by an increase in noninterest expense of $6.6 million. Net interest income increased during the first six months of 2015 as compared to the same period in 2014 due to the impact of increased portfolio loans and other loans outstanding, and decreased interest expense for deposits, repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans and the impact of lower balances in investment securities. Noninterest income increased during the first six months of 2015 as compared to the same period in 2014 primarily due to higher gains on sales of loans held-for-sale. Noninterest expense increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to prepayment penalties associated with the prepayment and restructure of wholesale debt, as well as an increase in compensation and benefits, data processing and outside professional services expense, partially offset by lower FDIC insurance costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the six months ended June 30, 2015 and 2014. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$520,482	$12,762	4.90%	$415,172	$11,780	5.53%
Investment securities (2)	134,150	1,360	2.03%	178,733	1,818	1.98%
Other interest-earning assets (3)	38,053	171	0.90%	81,815	258	0.93%
Total interest-earning assets	692,685	14,293	4.12%	675,720	13,856	4.16%
Noninterest-earning assets	45,683			37,615
Total assets	$738,368			$713,335

Interest-bearing liabilities:
Interest-bearing demand accounts	$65,170	$53	0.16%	$69,763	91	0.25%
Savings deposits	63,160	46	0.15%	68,361	91	0.26%
Money market accounts	112,085	294	0.52%	102,313	238	0.47%
Time deposits	170,464	735	0.86%	175,947	871	0.99%
Securities sold under agreements to repurchase	62,257	1,540	4.95%	71,963	1,802	5.01%
Federal Home Loan Bank advances	140,766	2,220	3.15%	110,939	2,279	4.11%
Total interest-bearing liabilities	613,902	4,888	1.60%	599,286	5,372	1.80%
Noninterest-bearing liabilities	50,052			45,208
Total liabilities	663,954			644,494
Total stockholders’ equity	74,414			68,841
Total liabilities and stockholders’ equity	$738,368			$713,335

Net interest income		$9,405			$8,484
Net interest spread			2.52%			2.30%
Net interest-earning assets	$78,783			$76,434
Net interest margin (4)			2.72%			2.51%
Average interest-earning assets to average interest-bearing liabilities		112.83%			112.75%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$2,724	$(1,742)	$982
Investment securities	(452)	(6)	(458)
Other interest-earning assets	(171)	84	(87)
Total interest-earning assets	2,101	(1,664)	437

Interest-bearing liabilities:
Interest-bearing demand accounts	(6)	(32)	(38)
Savings deposits	(6)	(39)	(45)
Money market accounts	24	32	56
Time deposits	(26)	(110)	(136)
Securities sold under agreements to repurchase	(240)	(22)	(262)
Federal Home Loan Bank advances	536	(595)	(59)
Total interest-bearing liabilities	282	(766)	(484)

Net interest income	$1,819	$(898)	$921

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income increased $0.4 million to $14.3 million for the six months ended June 30, 2015 as compared to $13.9 million for the six months ended June 30, 2014 due to the impact of higher balances in portfolio loans and other loans outstanding, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $12.8 million for the six months ended June 30, 2015 from $11.8 million for the six months ended June 30, 2014. This increase was due to an increase in the average balance of loans, which increased $105.3 million to $520.5 million for the six months ended June 30, 2015 from $415.2 million for the six months ended June 30, 2014, partially offset by a decrease in average yield on loans of 77 basis points to 4.90% for the six months ended June 30, 2015.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the six months ended June 30, 2015, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased, while the weighted average number of days outstanding for warehouse loans held-for-investment held steady during the six months ended June 30, 2015, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015, and other relationships with new counterparties.

Interest income earned on investment securities decreased $0.4 million to $1.4 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in the average balance of investment securities of $44.6 million to $134.1 million during the six months ended June 30, 2015.

Interest Expense

Interest expense declined by $0.5 million to $4.9 million for the six months ended June 30, 2015 from $5.4 million for the six months ended June 30, 2014, due to the decrease in interest expense on deposits, repurchase agreements, and FHLB advances. The decrease in interest expense on deposits for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, was primarily due to lower average rates paid on interest-bearing deposits. The average cost of deposits, including noninterest-bearing deposits, decreased 8 basis points to 0.49% for the six months ended June 30, 2015 as compared to 0.57% for the six months ended June 30, 2014.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.48% for the six months ended June 30, 2015 down from 1.68% for the six months ended June 30, 2014, due to the lower cost of deposits, repurchase agreements, and FHLB advances. The Bank’s cost of funds remained elevated relative to the current interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which were at interest rates significantly above market rates. However, the Company's successful efforts during June 2015 to lower the effective interest rate on its wholesale debt are expected to reduce interest expense going forward by approximately $2.2 million over the next 12 months and approximately $5.0 million annually thereafter.

Net Interest Income

Net interest income increased $0.9 million to $9.4 million for the six months ended June 30, 2015 from $8.5 million for the six months ended June 30, 2014, due to the increase in portfolio loans and other loans outstanding, and decreased interest expense for deposits, repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans and the impact of lower balances in investment securities.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 22 basis points to 2.52% for the six months ended June 30, 2015 as compared to 2.30% for the six months ended June 30, 2014. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 21 basis point to 2.72% for the six months ended June 30, 2015 as compared to 2.51% for the six months ended June 30, 2014. The increase in the net interest rate spread primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities with lower interest rates on those investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.4 million and $0.8 million during the six months ended June 30, 2015 and 2014, respectively. The decline in the provision expense during the first six months of 2015 compared with the same period in 2014 reflected improving economic conditions in the Company’s markets, which have led to a decline in net charge-offs over the past 12 months, partially offset by loan growth.

The Company had net charge-offs of $0.1 million for the six months ended June 30, 2015 as compared to $0.8 million for the six months ended June 30, 2014. The decrease in net charge-offs in the first six months of 2015 compared with the same period in 2014 was primarily due to a decrease in charge-offs in one- to four-family residential loans, home equity loans and collateral-dependent commercial real estate property.

Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs in the first six months of 2014 included $0.3 million of partial charge-offs. However, net charge-offs did not include any partial charge-offs in the first six months of 2015 due to improving economic conditions in the Company’s markets.

Noninterest Income

The components of noninterest income for the six months ended June 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$1,296	$1,317	$(21)	(1.6)%
Gain on sale of loans held-for-sale	849	493	356	72.2%
Gain on sale of securities available-for-sale	(9)	7	(16)	(228.6)%
Bank owned life insurance earnings	237	209	28	13.4%
Interchange fees	803	761	42	5.5%
Other	262	254	8	3.1%
	$3,438	$3,041	$397	13.1%

Noninterest income for the six months ended June 30, 2015 increased $0.4 million to $3.4 million as compared to $3.0 million in the first six months of 2014. The increase in noninterest income was primarily due to an increase in gains on the sale of loans held-for-sale.

For the six months ended June 30, 2015, gains on sales of mortgage loans held-for-sale was $353,000, deferred fees on mortgage loans held-for-sale was $36,000, gains on sales of SBA loans held-for-sale was $456,000, and net gains recognized for the servicing of SBA loans held-for-sale was $76,000. By comparison, for the six months ended June 30, 2014, gains on sales of mortgage loans held-for-sale was $16,000, deferred fees on mortgage loans held-for-sale was $5,000, gains on sales of SBA loans held-for-sale was $429,000, and net gains recognized for the servicing of SBA loans held-for-sale was $47,000.

The Company expects gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales in the future as the Company emphasizes SBA lending. Management expects growth in the business activity of internally originated mortgage loans held-for-sale to be moderate in the near term, due to the Company’s emphasis on originating one- to four-family residential loans to grow its portfolio loans.

Noninterest Expense

The components of noninterest expense for the six months ended June 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$6,049	$4,920	$1,129	22.9%
Occupancy and equipment	1,052	983	69	7.0%
Federal Deposit Insurance Corporation insurance premiums	349	742	(393)	(53.0)%
Foreclosed assets, net	102	19	83	436.8%
Data processing	867	658	209	31.8%
Outside professional services	1,086	788	298	37.8%
Collection expense and repossessed asset losses	224	294	(70)	(23.8)%
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	5,188	-	5,188	n/a
Other	1,910	1,797	113	6.3%
	$16,827	$10,201	$6,626	65.0%

Noninterest expense increased $6.6 million to $16.8 million for the six months ended June 30, 2015 from $10.2 million for the six months ended June 30, 2014. The increase in noninterest expense for the first six months of 2015 as compared with the first quarter of 2014 primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, as well as an increase in compensation and benefits, data processing and outside professional services expense, partially offset by lower FDIC insurance costs.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $10.4 million in income tax benefit and $45,000 in income tax expense for the six months ended June 30, 2015 and 2014, respectively. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 19 days during the first six months of 2015, and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions, and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta, and other institutional sources. Management aggressively increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source. Consequently, the Bank’s cash and cash equivalents on hand have decreased. The average balance of cash and cash equivalents decreased to $44.3 million during the six months ended June 30, 2015 from $80.8 million during the six months ended June 30, 2014, and consistent with this strategy, management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2015. As of June 30, 2015 and December 31, 2014, the Company had additional borrowing capacity of $3.4 million and $11.5 million, respectively, with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of June 30, 2015, included the ability to borrow up to approximately $32.5 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of June 30, 2015, the Company had liquidity sources through two $5.0 million lines of credit, both with private financial institutions. As of June 30, 2015, the Bank has not borrowed against any of these contingent liquidity sources. As of June 30, 2015, a $10.0 million line of credit for repurchase and reverse repurchase transactions had been utilized by the Company; however, the borrowing was short-term in nature and the balance was fully repaid early in July 2015. Unpledged investment securities were approximately $88.0 million and $29.3 million as of June 30, 2015 and December 31, 2014, respectively. The Company also utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates equal to or less than the Bank’s local market rates. During the first six months of 2015, the Bank had deposits from this service of $19.8 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements, which total $10.0 million at June 30, 2015, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

For the first six months of 2015, cash and cash equivalents increased $16.1 million to $38.5 million as of June 30, 2015 as compared to $22.4 million as of December 31, 2014, due to borrowings at the end of the second quarter of 2015 which resulted in an increase in cash and cash equivalents. The borrowings were in anticipation of further growth in loans, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first six months of 2015, cash from financing activities of $97.7 million exceeded cash used in operating activities of $3.7 million and investing activities of $77.9 million. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $499.7 million, proceeds from FHLB advances of $324.9 million, net increases in deposits of $60.3 million, and proceeds from sale of investment securities of $14.1 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $561.0 million, the repayment of FHLB advances of $228.3 million, the repayment of repurchase agreements of $66.3 million, and net increases in portfolio loans of $22.7 million (excluding the purchase of such loans).

During the first six months of 2014, cash and cash equivalents decreased $81.5 million to $32.7 million as of June 30, 2014 as compared to $114.2 million as of December 31, 2013, as part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. Cash of $1.3 million, $52.4 million, and $27.8 million was used in operating activities, investing activities, and financing activities, respectively. Primary sources of cash were from repayment of warehouse loans held-for-investment of $177.6 million, proceeds from FHLB advances of $15.0 million, and proceeds from maturities and payments of investment securities of $10.7 million. Primary uses of cash included funding of warehouse loans held-for-investment of $179.4 million, the purchase of portfolio loans of $32.5 million, the purchase of securities available-for-sale of $32.3 million, the repayment of repurchase agreements of $26.5 million, and net decreases in deposits of $16.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended June 30, 2015, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended June 30, 2015 our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 15, 2015, the FRB terminated the Agreement, as further discussed in Note 13. Regulatory Supervision of the Notes contained in this Report.

On March 26, 2015, the OCC terminated the Order, as further discussed in Note 13. Regulatory Supervision of the Notes contained in this Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Risk Factors included within the 2014 10-K. The Company does not believe there have been any material changes in the Company’s risk factors from those disclosed in the 2014 10-K. The risks described in the 2014 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows. See the cautionary note regarding forward-looking statements at Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, for further information.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: August 13, 2015	By:	/s/ John K. Stephens, Jr._

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 13, 2015	By:	/s/ Tracy L. Keegan_

Tracy L. Keegan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

INDEX TO EXHIBITS

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

31.2	Certification of Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

32*	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

101.INS**	XBRL Instance Document	__	__	__	__	X

101.SCH**	XBRL Taxonomy Extension Schema Document	__	__	__	__	X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

101.LAB**	XBRL Taxonomy Label Linkbase Document	__	__	__	__	X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X

*	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
**	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

