Form 10-Q
period 2015-09-30
Atlantic Coast Financial CORP
filed 2015-11-13
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of November 2, 2015 was 15,509,061 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Cash and due from financial institutions	$22,492	$2,974
Short-term interest-earning deposits	15,238	19,424
Total cash and cash equivalents	37,730	22,398
Investment securities:
Securities available-for-sale	107,551	118,699
Securities held-to-maturity	16,532	17,919
Total investment securities	124,083	136,618
Portfolio loans, net of allowance of $7,630 in 2015 and $7,107 in 2014	540,266	446,870
Other loans:
Held-for-sale	4,199	7,219
Warehouse loans held-for-investment	50,498	33,972
Total other loans	54,697	41,191
Federal Home Loan Bank stock, at cost	10,821	6,257
Land, premises and equipment, net	15,732	14,505
Bank owned life insurance	16,952	16,590
Other real estate owned	3,492	3,908
Accrued interest receivable	2,007	1,924
Deferred tax assets, net	9,471	-
Other assets	2,746	16,237
Total assets	$817,997	$706,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$51,362	$41,283
Interest-bearing demand	62,385	65,718
Savings and money market	173,155	171,657
Time	209,850	162,122
Total deposits	496,752	440,780
Securities sold under agreements to repurchase	-	66,300
Federal Home Loan Bank advances	237,457	123,667
Accrued expenses and other liabilities	3,716	3,415
Total liabilities	737,925	634,162

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at September 30, 2015 and December 31, 2014	155	155
Additional paid-in capital	100,542	100,604
Common stock held by:
Employee stock ownership plan shares of 73,054 at September 30, 2015 and 76,647 at December 31, 2014	(1,587)	(1,665)
Benefit plans	(283)	(297)
Retained deficit	(17,423)	(24,452)
Accumulated other comprehensive loss	(1,332)	(2,009)
Total stockholders’ equity	80,072	72,336
Total liabilities and stockholders’ equity	$817,997	$706,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest and dividend income:
Loans, including fees	$6,911	$6,160	$19,673	$17,940
Securities and interest-earning deposits in other financial institutions	785	957	2,316	3,033
Total interest and dividend income	7,696	7,117	21,989	20,973
Interest expense:
Deposits	638	601	1,766	1,892
Securities sold under agreements to repurchase	1	836	1,541	2,638
Federal Home Loan Bank advances	1,233	1,157	3,453	3,436
Total interest expense	1,872	2,594	6,760	7,966
Net interest income	5,824	4,523	15,229	13,007
Provision for portfolio loan losses	195	266	582	1,066
Net interest income after provision for portfolio loan losses	5,629	4,257	14,647	11,941

Noninterest income:
Service charges and fees	717	759	2,013	2,076
Gain on sale of loans held-for-sale	440	238	1,289	731
Gain (loss) on sale of securities available-for-sale	-	75	(9)	82
Bank owned life insurance earnings	125	118	362	327
Interchange fees	398	388	1,201	1,149
Other	130	233	392	487
Total noninterest income	1,810	1,811	5,248	4,852

Noninterest expense:
Compensation and benefits	3,205	2,771	9,254	7,691
Occupancy and equipment	555	493	1,607	1,476
Federal Deposit Insurance Corporation insurance premiums	154	232	503	974
Foreclosed assets, net	16	15	118	34
Data processing	466	378	1,333	1,036
Outside professional services	535	386	1,621	1,174
Collection expense and repossessed asset losses	81	130	305	424
Securities sold under agreements to repurchase prepayment penalties	-	-	5,188	-
Other	903	1,053	2,813	2,850
Total noninterest expense	5,915	5,458	22,742	15,659

Income (loss) before income tax expense	1,524	610	(2,847)	1,134
Income tax expense (benefit)	516	157	(9,876)	250
Net income	$1,008	$453	$7,029	$884

Earnings per common share:
Basic	$0.07	$0.03	$0.46	$0.06
Diluted	$0.07	$0.03	$0.46	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,008	$453	$7,029	$884

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	1,547	(271)	1,074	4,236
Reclassification adjustments for losses (gains) recognized in income	-	(75)	9	(82)
Net unrealized gains (losses)	1,547	(346)	1,083	4,154
Income tax effect	(580)	-	(406)	-
Net of tax effect	967	(346)	677	4,154

Total other comprehensive income (loss)	967	(346)	677	4,154

Comprehensive income	$1,975	$107	$7,706	$5,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

For the nine months ended September 30, 2015:

Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 2,395 shares	-	(62)	78	-	-	-	16
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	12	-	-	-	-	12
Distribution from Rabbi Trust	-	(14)	-	14	-	-	-
Net income	-	-	-	-	7,029	-	7,029
Other comprehensive income	-	-	-	-	-	677	677
Balance at September 30, 2015	$155	$100,542	$(1,587)	$(283)	$(17,423)	$(1,332)	$80,072

For the nine months ended September 30, 2014:

Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)	-	-	-	-	(112)
Employee stock ownership plan shares earned, 2,395 shares	-	(63)	78	-	-	-	15
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	17	-	-	-	-	17
Distribution from Rabbi Trust	-	(14)	-	14	-	-	-
Net income	-	-	-	-	884	-	884
Other comprehensive income	-	-	-	-	-	4,154	4,154
Balance at September 30, 2014	$155	$100,624	$(1,691)	$(303)	$(24,895)	$(3,405)	$70,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,029	$884
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	582	1,066
Gain on sale of portfolio loans	-	(114)
Gain on sale of loans held-for-sale	(1,289)	(731)
Originations of loans held-for-sale	(9,197)	(10,979)
Proceeds from sales of loans held-for-sale	19,872	8,760
Foreclosed assets, net	118	34
(Gain) loss on sale of securities available-for-sale	9	(82)
Employee stock ownership plan compensation expense	16	15
Share-based compensation expense	14	19
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(680)	(531)
Depreciation expense	630	466
Deferred tax benefit	(9,471)	-
Net change in cash surrender value of bank owned life insurance	(362)	(328)
Net change in accrued interest receivable	(83)	(112)
Net change in other assets	(1,041)	974
Net change in accrued expenses and other liabilities	301	(818)
Net cash provided by (used in) operating activities	6,448	(1,477)

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	13,156	16,764
Proceeds from sales of securities available-for-sale	14,126	25,241
Purchase of securities available-for-sale	-	(44,039)
Funding of warehouse loans held-for-investment	(872,686)	(283,932)
Proceeds from repayments of warehouse loans held-for-investment	856,160	277,479
Purchase of portfolio loans	(56,038)	(50,257)
Proceeds from sales of portfolio loans	-	475
Net change in portfolio loans	(43,666)	(4,369)
Expenditures on premises and equipment	(1,857)	(710)
Proceeds from sale of other real estate owned	791	317
Purchase of Federal Home Loan Bank stock	(17,517)	(1,770)
Redemption of Federal Home Loan Bank stock	12,953	942
Net cash used in investing activities	(94,578)	(63,859)

Cash flows from financing activities:
Net change in deposits	55,972	(21,668)
Proceeds from securities sold under agreements to repurchase	10,000	-
Repayment of securities sold under agreements to repurchase	(76,300)	(26,500)
Proceeds from Federal Home Loan Bank advances	414,925	55,000
Repayment of Federal Home Loan Bank advances	(299,000)	(30,667)
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	(2,135)	-
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)
Net cash provided by (used in) financing activities	103,462	(23,947)

Net increase (decrease) in cash and cash equivalents	15,332	(89,283)
Cash and cash equivalents, beginning of period	22,398	114,194
Cash and cash equivalents, end of period	$37,730	$24,911

Supplemental disclosures of cash flow information:
Interest paid	$7,507	$8,274
Income taxes paid	-	394

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$493	$411
Loans transferred to held-for-sale	6,366	2,588
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the period	406	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the Financial Statements) and these notes to unaudited condensed consolidated financial statements (these Notes) include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, and as such, the terms “Company” and “Bank” are used interchangeably throughout the Financial Statements and these Notes in this Quarterly Report on Form 10-Q (this Report) and, unless context indicates otherwise, refer to the activities of the Company and the Bank.

The accompanying condensed consolidated balance sheet as of December 31, 2014, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information of smaller reporting companies and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 10-K) should be read in conjunction with these Financial Statements.

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income, the balance of retained deficit or stockholders’ equity as previously reported.

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on experience and available information that affect the amounts reported in the Financial Statements and these Notes, and actual results could differ materially from these estimates. Estimates associated with the allowance for portfolio loan losses (the allowance), measuring for impairment of troubled debt restructurings (TDR), the fair values of securities, other financial instruments and other real estate owned (OREO) and the realization of deferred tax assets are particularly susceptible to material change in the near term.

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the financial statement presentation of debt issuance costs to be a direct reduction to long-term debt, rather than presented as a long-term asset. The amortization of debt issuance costs will continue to be included in interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15), which updated ASU 2015-03. ASU 2015-15 allows the presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in these standards is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted, with retrospective disclosure necessary for all comparative periods presented. The Company adopted ASU 2015-03 for the second quarter of 2015 and ASU 2015-15 for the third quarter of 2015, with no material impact on the Financial Statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which deferred the effective date of ASU 2014-09. As a result, the guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is in the process of evaluating the impact of adopting this standard on the Financial Statements, as well as evaluating which transition method will be applied upon adoption.

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

On September 29, 2015, the Bank purchased $35.7 million of multi-family mortgages, comprised entirely of loans in New Jersey, New York and Pennsylvania, from Customers Bank for $36.1 million, at a premium of 1.00%. This loan purchase transaction was in the ordinary course of the Bank’s business, was made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. As of September 30, 2015, the outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $3.3 million.

On March 26, 2014, the Bank purchased $16.2 million of one- to four-family mortgages, comprised entirely of loans within its markets, from Customers Bank for $16.5 million, at a premium of 1.75%. This loan purchase transaction was in the ordinary course of the Bank’s business, was made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features.

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this Note and Note 5. Fair Value of Financial Instruments of these Notes) have been categorized based upon the fair value hierarchy described below:

•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	Level 2 – Valuation is based upon observable inputs other than quoted market prices included within Level 1, including quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2015
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,870	$-	$4,870	$-
State and municipal	5,094	-	5,094	-
Mortgage-backed securities – residential	88,633	-	88,633	-
Collateralized mortgage obligations – U.S. Government	8,954	-	8,954	-
Total	$107,551	$-	$107,551	$-

December 31, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,738	$-	$4,738	$-
State and municipal	5,083	-	5,083	-
Mortgage-backed securities – residential	98,514	-	98,514	-
Collateralized mortgage obligations – U.S. Government	10,364	-	10,364	-
Total	$118,699	$-	$118,699	$-

The fair values of securities available-for-sale are determined by quoted market prices, if available (Level 1). For securities available-for-sale where quoted market prices are not available, fair values are calculated based on quoted market prices of similar securities (Level 2). For securities available-for-sale where quoted market prices or quoted market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). There are no Level 3 investments measured on a recurring basis as of Spetmeber 30, 2015 or December 31, 2014. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

September 30, 2015
Assets:
Other real estate owned	$3,492	$-	$-	$3,492
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	347	-	-	347

December 31, 2014
Assets:
Other real estate owned	$3,908	-	-	$3,908

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)
September 30, 2015
Assets:
Other real estate owned	$3,492	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 32.4% (5.9%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	347	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	23.1% (23.1%) 10.0% (10.0%)
December 31, 2014
Assets:
Other real estate owned	$3,908	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 38.8% (4.4%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value based on appraisals, as adjusted, less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the initial time of transfer to OREO, an impairment loss is recognized through the allowance in cases where the carrying amount exceeds the new cost basis. Subsequent declines in fair value are recorded directly as an adjustment to current earnings through noninterest expense. Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. There were no write-downs on OREO for the three months ended September 30, 2015, while write-downs on OREO for the nine months ended September 30, 2015 were $80,000. There were no write-downs on OREO for the three months ended September 30, 2014, while write-downs on OREO for the nine months ended September 30, 2014 were $13,000.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of September 30, 2015 and December 31, 2014 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

September 30, 2015
Assets:
Cash and due from financial institutions	$22,492	$22,492	$22,492	$-	$-
Short-term interest-earning deposits	15,238	15,238	15,238	-	-
Securities held-to-maturity	16,532	16,493	-	16,493	-
Portfolio loans, net	540,266	556,404	-	556,057	347
Loans held-for-sale	4,199	4,562	-	4,562	-
Warehouse loans held-for-investment	50,498	50,498	-	50,498	-
Federal Home Loan Bank stock, at cost	10,821	10,821	-	-	10,821
Bank owned life insurance	16,952	16,975	-	16,975	-
Accrued interest receivable	2,007	2,007	-	2,007	-
Liabilities:
Deposits	496,752	496,905	-	496,905	-
Federal Home Loan Bank advances	237,457	240,951	-	240,951	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	59	59	-	59	-

December 31, 2014
Assets:
Cash and due from financial institutions	$2,974	$2,974	$2,974	$-	$-
Short-term interest-earning deposits	19,424	19,424	19,424	-	-
Securities held-to-maturity	17,919	17,886	-	17,886	-
Portfolio loans, net	446,870	480,839	-	480,839	-
Loans held-for-sale	7,219	7,848	-	7,848	-
Warehouse loans held-for-investment	33,972	33,972	-	33,972	-
Federal Home Loan Bank stock, at cost	6,257	6,257	-	-	6,257
Bank owned life insurance	16,590	16,614	-	16,614	-
Accrued interest receivable	1,924	1,924	-	1,924	-
Liabilities:
Deposits	440,780	441,004	-	441,004	-
Securities sold under agreements to repurchase	66,300	72,533	-	72,533	-
Federal Home Loan Bank advances	123,667	131,005	-	131,005	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	806	806	-	806	-

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on market prices of similar securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse loans held-for-investment, due to the rapid repayment of the loans (generally less than 30 days). Fair value of bank owned life insurance (BOLI) is based on the insurance contract cash surrender value or quoted market prices of the underlying securities or similar securities. Fair value of the Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase (repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of September 30, 2015.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of September 30, 2015 and December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

September 30, 2015
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(130)	$4,870	$4,870
State and municipal	5,054	40	-	5,094	5,094
Mortgage-backed securities – residential	89,263	217	(847)	88,633	88,633
Collateralized mortgage obligations – U.S. Government	9,160	-	(206)	8,954	8,954
Total securities available-for-sale	108,477	257	(1,183)	107,551	107,551
Securities held-to-maturity (1):
Mortgage-backed securities – residential	16,532	-	(39)	16,493	16,532
Total securities held-to-maturity	16,532	-	(39)	16,493	16,532
Total investment securities	$125,009	$257	$(1,222)	$124,044	$124,083

December 31, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(262)	$4,738	$4,738
State and municipal	5,071	20	(8)	5,083	5,083
Mortgage-backed securities – residential	99,861	28	(1,375)	98,514	98,514
Collateralized mortgage obligations – U.S. Government	10,776	-	(412)	10,364	10,364
Total securities available-for-sale	120,708	48	(2,057)	118,699	118,699
Securities held-to-maturity (1):
Mortgage-backed securities – residential	17,919	-	(33)	17,886	17,919
Total securities held-to-maturity	17,919	-	(33)	17,886	17,919
Total investment securities	$138,627	$48	$(2,090)	$136,585	$136,618

(1)	Investment securities held-to-maturity are carried at amortized cost.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, both available-for-sale and held-to-maturity, segregated by contractual maturity as of September 30, 2015, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	426	425
Due from more than five to ten years	2,805	2,834
Due after ten years	1,823	1,835
U.S. Government-sponsored enterprises	5,000	4,870
Mortgage-backed securities – residential (1)	105,795	105,126
Collateralized mortgage obligations – U.S. Government	9,160	8,954
	$125,009	$124,044

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of September 30, 2015 and December 31, 2014, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2015
U.S. Government-sponsored enterprises	$-	$-	$4,870	$(130)	$4,870	$(130)
State and municipal	-	-	-	-	-	-
Mortgage-backed securities – residential (1)	-	-	70,519	(886)	70,519	(886)
Collateralized mortgage obligations – U.S. Government	-	-	8,954	(206)	8,954	(206)
	$-	$-	$84,343	$(1,222)	$84,343	$(1,222)

December 31, 2014
U.S. Government – sponsored enterprises	$-	$-	$4,738	$(262)	$4,738	$(262)
State and municipal	1,836	(8)	-	-	1,836	(8)
Mortgage-backed securities – residential (1)	14,230	(172)	93,779	(1,236)	108,009	(1,408)
Collateralized mortgage obligations – U.S. Government	-	-	10,364	(412)	10,364	(412)
	$16,066	$(180)	$108,881	$(1,910)	$124,947	$(2,090)

(1)	Investment securities held-to-maturity, included in Mortgage-backed securities – residential, are carried at amortized cost.

The decrease in unrealized losses as of September 30, 2015 is due to an decrease in interest rates. The 10-year treasury rate as of September 30, 2015 and December 31, 2014 was 2.06% and 2.17%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of September 30, 2015, the Company’s security portfolio consisted of 32 securities available-for-sale, 24 of which were in an unrealized loss position, and two securities held-to-maturity, both of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations, as discussed below.

As of September 30, 2015, $119.0 million, or approximately 95.9% of the debt securities held by the Company, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2015. During the three and nine months ended September 30, 2015 and 2014, the Company did not record OTTI related to non-agency collateralized mortgage-backed securities or collateralized mortgage obligations

Proceeds from Investment Securities

Proceeds from sales, payments, maturities and calls of securities available-for-sale were $4.1 million and $11.7 million for the three and nine months ended September 30, 2015, respectively. Proceeds from sales, payments, maturities and calls of securities available-for-sale were $24.6 million and $41.0 million for the three and nine months ended September 30, 2014, respectively.

No gross gains were realized during the three and nine months ended September 30, 2015. No gross losses were realized during the three months ended September 30, 2015. Gross losses of $9,000 were realized during the nine months ended September 30, 2015. The net loss on sale of securities available-for-sale for the nine months ended September 30, 2015, includes $9,000 of accumulated other comprehensive loss reclassifications from unrealized holding gains. Gross gains of $202,000 and $227,000 were realized during the three and nine months ended September 30, 2014, respectively. Gross losses of $127,000 and $145,000 were realized during the three and nine months ended September 30, 2014, respectively. The net gain on sale of securities available-for-sale for the three and nine months ended September 30, 2014, includes $75,000 and $82,000, respectively, of accumulated other comprehensive income reclassifications from unrealized holding gains.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at September 30, 2015, and $14.1 million in unsettled investment securities transactions at December 31, 2014, which is reported on the consolidated balance sheets in other assets.

Proceeds from payments, maturities and calls of securities held-to-maturity were $0.5 million and $1.4 million for the three and nine months ended September 30, 2015, respectively. Proceeds from payments, maturities and calls of securities held-to-maturity were $0.4 million and $1.0 million for the three and nine months ended September 30, 2014, respectively. The Company did not sell investment securities classified as held-to-maturity during the three and nine months ended September 30, 2015 and 2014, and currently intends to hold such securities until maturity.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015	% of Total Loans	December 31, 2014	% of Total Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$268,573	49.7%	$237,151	53.0%
Commercial	62,756	11.6%	50,322	11.3%
Other (land and multi-family)	51,409	9.5%	14,680	3.3%
Total real estate loans	382,738	70.8%	302,153	67.6%

Real estate construction loans:
One- to four-family	13,232	2.5%	2,580	0.6%
Commercial	7,820	1.4%	2,939	0.6%
Acquisition and development	-	-	-	-
Total real estate construction loans	21,052	3.9%	5,519	1.2%

Other portfolio loans:
Home equity	42,223	7.8%	46,343	10.4%
Consumer	46,735	8.7%	49,854	11.2%
Commercial	47,728	8.8%	43,119	9.6%
Total other portfolio loans	136,686	25.3%	139,316	31.2%

Total portfolio loans	540,476	100.0%	446,988	100.0%

Allowance for portfolio loan losses	(7,630)		(7,107)
Net deferred portfolio loan costs	5,331		5,122
Premiums and discounts on purchased loans, net	2,089		1,867

Portfolio loans, net	$540,266		$446,870

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of September 30, 2015 and December 31, 2014:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

September 30, 2015
Real estate loans:
One- to four-family	$264,828	$1,561	$306	$1,878	$3,745	$268,573
Commercial	62,255	-	-	501	501	62,756
Other (land and multi-family)	51,354	55	-	-	55	51,409
Total real estate loans	378,437	1,616	306	2,379	4,301	382,738

Real estate construction loans:
One- to four-family	13,232	-	-	-	-	13,232
Commercial	7,820	-	-	-	-	7,820
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	21,052	-	-	-	-	21,052

Other portfolio loans:
Home equity	41,398	560	208	57	825	42,223
Consumer	45,749	704	72	210	986	46,735
Commercial	47,480	-	-	248	248	47,728
Total other portfolio loans	134,627	1,264	280	515	2,059	136,686

Total portfolio loans	$534,116	$2,880	$586	$2,894	$6,360	$540,476

December 31, 2014
Real estate loans:
One- to four-family	$233,654	$923	$338	$2,236	$3,497	$237,151
Commercial	49,478	343	-	501	844	50,322
Other (land and multi-family)	14,569	-	111	-	111	14,680
Total real estate loans	297,701	1,266	449	2,737	4,452	302,153

Real estate construction loans:
One- to four-family	2,580	-	-	-	-	2,580
Commercial	2,939	-	-	-	-	2,939
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	5,519	-	-	-	-	5,519

Other portfolio loans:
Home equity	45,363	650	118	212	980	46,343
Consumer	49,255	363	51	185	599	49,854
Commercial	42,797	-	-	322	322	43,119
Total other portfolio loans	137,415	1,013	169	719	1,901	139,316

Total portfolio loans	$440,635	$2,279	$618	$3,456	$6,353	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of September 30, 2015 and December 31, 2014 were $4.0 million and $4.5 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of September 30, 2015 and December 31, 2014. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of September 30, 2015 and December 31, 2014:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

September 30, 2015
Real estate loans:
One- to four-family	$266,066	$2,507	$268,573
Commercial	62,255	501	62,756
Other (land and multi-family)	51,364	45	51,409
Total real estate loans	379,685	3,053	382,738

Real estate construction loans:
One- to four-family	13,232	-	13,232
Commercial	7,820	-	7,820
Acquisition and development	-	-	-
Total real estate construction loans	21,052	-	21,052

Other portfolio loans:
Home equity	41,787	436	42,223
Consumer	46,427	308	46,735
Commercial	47,480	248	47,728
Total other portfolio loans	135,694	992	136,686

Total portfolio loans	$536,431	$4,045	$540,476

December 31, 2014
Real estate loans:
One- to four-family	$234,301	$2,850	$237,151
Commercial	49,821	501	50,322
Other (land and multi-family)	14,569	111	14,680
Total real estate loans	298,691	3,462	302,153

Real estate construction loans:
One- to four-family	2,580	-	2,580
Commercial	2,939	-	2,939
Acquisition and development	-	-	-
Total real estate construction loans	5,519	-	5,519

Other portfolio loans:
Home equity	46,131	212	46,343
Consumer	49,315	539	49,854
Commercial	42,797	322	43,119
Total other portfolio loans	138,243	1,073	139,316

Total portfolio loans	$442,453	$4,535	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

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

The Company evaluates consumer and residential loans based on whether the loans are performing or nonperforming as well as other factors. One- to four-family residential loan balances are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. Consumer loans, including automobile, manufactured housing, unsecured and other secured loans, are charged-off net of expected recovery when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan.

The following table presents the risk category of commercial and other real estate portfolio loans evaluated by internal asset classification as of September 30, 2015 and December 31, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

September 30, 2015
Real estate loans:
Commercial	$59,627	$2,416	$713	$-	$62,756
Other (land and multi-family)	45,131	180	6,098	-	51,409
Total real estate loans	104,758	2,596	6,811	-	114,165

Real estate construction loans:
Commercial	7,820	-	-	-	7,820
Total real estate construction loans	7,820	-	-	-	7,820

Other portfolio loans:
Commercial	41,316	2,379	4,033	-	47,728
Total other portfolio loans	41,316	2,379	4,033	-	47,728

Total portfolio loans	$153,894	$4,975	$10,844	$-	$169,713

December 31, 2014
Real estate loans:
Commercial	$46,749	$2,084	$1,489	$-	$50,322
Other (land and multi-family)	8,613	-	6,067	-	14,680
Total real estate loans	55,362	2,084	7,556	-	65,002

Real estate construction loans:
Commercial	2,939	-	-	-	2,939
Total real estate construction loans	2,939	-	-	-	2,939

Other portfolio loans:
Commercial	40,439	1,985	695	-	43,119
Total other portfolio loans	40,439	1,985	695	-	43,119

Total portfolio loans	$98,740	$4,069	$8,251	$-	$111,060

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended September 30, 2015 and 2014 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2015
Real estate loans:
One- to four-family	$3,296	$(26)	$57	$(124)	$3,203
Commercial	1,259	-	-	(248)	1,011
Other (land and multi-family)	179	(30)	83	72	304
Total real estate loans	4,734	(56)	140	(300)	4,518

Real estate construction loans:
One- to four-family	58	-	-	27	85
Commercial	53	-	-	24	77
Acquisition and development	-	-	-	-	-
Total real estate construction loans	111	-	-	51	162

Other portfolio loans:
Home equity	991	(44)	28	(170)	805
Consumer	820	(85)	52	52	839
Commercial	579	-	-	158	737
Total other portfolio loans	2,390	(129)	80	40	2,381

Unallocated	165	-	-	404	569

Total	$7,400	$(185)	$220	$195	$7,630

September 30, 2014
Real estate loans:
One- to four-family	$3,324	$(138)	$119	$242	$3,547
Commercial	875	-	9	(61)	823
Other (land and multi-family)	378	-	8	(53)	333
Total real estate loans	4,577	(138)	136	128	4,703

Real estate construction loans:
One- to four-family	-	-	-	3	3
Commercial	33	-	-	9	42
Acquisition and development	-	-	-	-	-
Total real estate construction loans	33	-	-	12	45

Other portfolio loans:
Home equity	1,104	(81)	48	(108)	963
Consumer	778	(36)	63	101	906
Commercial	402	-	4	146	552
Total other portfolio loans	2,284	(117)	115	139	2,421

Unallocated	91	-	-	(13)	78

Total	$6,985	$(255)	$251	$266	$7,247

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the nine months ended September 30, 2015 and 2014 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2015
Real estate loans:
One- to four-family	$3,206	$(195)	$320	$(128)	$3,203
Commercial	1,023	-	-	(12)	1,011
Other (land and multi-family)	225	(56)	119	16	304
Total real estate loans	4,454	(251)	439	(124)	4,518

Real estate construction loans:
One- to four-family	16	-	-	69	85
Commercial	19	-	-	58	77
Acquisition and development	-	-	-	-	-
Total real estate construction loans	35	-	-	127	162

Other portfolio loans:
Home equity	992	(155)	50	(82)	805
Consumer	844	(380)	209	166	839
Commercial	663	-	29	45	737
Total other portfolio loans	2,499	(535)	288	129	2,381

Unallocated	119	-	-	450	569

Total	$7,107	$(786)	$727	$582	$7,630

September 30, 2014
Real estate loans:
One- to four-family	$3,188	$(542)	$246	$655	$3,547
Commercial	827	(5)	21	(20)	823
Other (land and multi-family)	282	(8)	23	36	333
Total real estate loans	4,297	(555)	290	671	4,703

Real estate construction loans:
One- to four-family	-	-	-	3	3
Commercial	125	-	-	(83)	42
Acquisition and development	-	-	-	-	-
Total real estate construction loans	125	-	-	(80)	45

Other portfolio loans:
Home equity	1,046	(355)	109	163	963
Consumer	1,223	(390)	251	(178)	906
Commercial	214	(119)	4	453	552
Total other portfolio loans	2,483	(864)	364	438	2,421

Unallocated	41	-	-	37	78

Total	$6,946	$(1,419)	$654	$1,066	$7,247

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of September 30, 2015:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,371	$1,832	$3,203
Commercial	244	767	1,011
Other (land and multi-family)	144	160	304
Total real estate loans	1,759	2,759	4,518

Real estate construction loans:
One- to four-family	-	85	85
Commercial	-	77	77
Acquisition and development	-	-	-
Total real estate construction loans	-	162	162

Other portfolio loans:
Home equity	486	319	805
Consumer	234	605	839
Commercial	74	663	737
Total other portfolio loans	794	1,587	2,381

Unallocated	-	569	569

Total ending allowance for portfolio loan losses balance	$2,553	$5,077	$7,630

Portfolio loans:
Real estate loans:
One- to four-family	$19,649	$248,924	$268,573
Commercial	2,629	60,127	62,756
Other (land and multi-family)	7,222	44,187	51,409
Total real estate loans	29,500	353,238	382,738

Real estate construction loans:
One- to four-family	-	13,232	13,232
Commercial	-	7,820	7,820
Acquisition and development	-	-	-
Total real estate construction loans	-	21,052	21,052

Other portfolio loans:
Home equity	4,156	38,067	42,223
Consumer	1,594	45,141	46,735
Commercial	1,048	46,680	47,728
Total other portfolio loans	6,798	129,888	136,686

Total ending portfolio loans balance	$36,298	$504,178	$540,476

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

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

September 30, 2015

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan, based on discounted cash flow. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance.

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.3 million and $0.4 million at September 30, 2015 and December 31, 2014, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming loans. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$19,249	$18,885
Commercial	2,630	3,248
Other (land and multi-family)	7,095	6,947
Total real estate loans	28,974	29,080

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	4,077	3,816
Consumer	1,542	1,379
Commercial	298	606
Total other portfolio loans	5,917	5,801

Total TDRs classified as impaired loans	$34,891	$34,881

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $29.7 million and $21.0 million as of September 30, 2015 and December 31, 2014, respectively. There were no commitments to lend additional amounts on TDRs as of September 30, 2015 and December 31, 2014.

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

The following table presents information on TDRs during the nine months ended September 30, 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
September 30, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	12	$1,488	$1,488
Other (land and multi-family)	5	761	761
Total real estate loans	17	2,249	2,249

Other portfolio loans:
Home equity	10	1,137	1,137
Consumer	10	203	203
Total other portfolio loans	20	1,340	1,340

Total troubled debt restructurings	37	$3,589	$3,589

September 30, 2014
Troubled debt restructuring:
Real estate loans:
One- to four-family	23	$6,108	$6,108
Other (land and multi-family)	1	268	268
Total real estate loans	24	6,376	6,376

Other portfolio loans:
Home equity	9	937	937
Consumer	8	592	592
Commercial	2	164	164
Total other portfolio loans	19	1,693	1,693

Total troubled debt restructurings	43	$8,069	$8,069

There were no subsequent defaults on portfolio loans that were restructured as TDRs during the nine months ended September 30, 2015.

There were six subsequent defaults on portfolio loans that were restructured as troubled debt restructurings during the nine months ended September 30, 2014. The subsequent defaults included five one- to four-family residential loans with a combined recorded investment of $0.5 million, and one commercial real estate loan with a recorded investment of $0.6 million

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of September 30, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Commercial	520	520	-
Other (land and multi-family)	6,098	6,098	-
Total real estate loans	6,618	6,618	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	213	213	-
Total other portfolio loans	213	213	-

Total with no related allowance recorded	$6,831	$6,831	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$19,649	$19,931	$1,371
Commercial	2,109	2,109	244
Other (land and multi-family)	1,124	1,205	144
Total real estate loans	22,882	23,245	1,759

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,156	4,313	486
Consumer	1,594	1,594	234
Commercial	835	835	74
Total other portfolio loans	6,585	6,742	794

Total with an allowance recorded	$29,467	$29,987	$2,553

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended September 30, 2015 and 2014:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2015
Real estate loans:
One- to four-family	$19,724	$220	$-
Commercial	2,899	28	-
Other (land and multi-family)	7,224	70	-
Total real estate loans	29,847	318	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,995	52	-
Consumer	1,585	26	-
Commercial	852	5	-
Total other portfolio loans	6,432	83	-

Total	$36,279	$401	$-

September 30, 2014
Real estate loans:
One- to four-family	$18,225	$217	$-
Commercial	6,604	81	-
Other (land and multi-family)	7,326	68	-
Total real estate loans	32,155	366	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,770	34	-
Consumer	1,059	36	-
Commercial	1,085	75	-
Total other portfolio loans	5,914	145	-

Total	$38,069	$511	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the nine months ended September 30, 2015 and 2014:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2015
Real estate loans:
One- to four-family	$19,267	$678	$-
Commercial	3,257	97	-
Other (land and multi-family)	7,177	208	-
Total real estate loans	29,701	983	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,008	144	-
Consumer	1,542	73	-
Commercial	929	17	-
Total other portfolio loans	6,479	234	-

Total	$36,180	$1,217	$-

September 30, 2014
Real estate loans:
One- to four-family	$16,970	$638	$-
Commercial	6,361	264	-
Other (land and multi-family)	7,220	209	-
Total real estate loans	30,551	1,111	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,801	129	-
Consumer	997	73	-
Commercial	1,130	93	-
Total other portfolio loans	5,928	295	-

Total	$36,479	$1,406	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $2.9 million and $4.2 million of one- to four-family residential and home equity loans in process of foreclosure as of September 30, 2015 and December 31, 2014, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.9 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively. The activity on these loans during the nine months ended September 30, 2015 and the year ended December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)

Beginning balance	$169	$137
New portfolio loans and advances on existing loans	1,776	-
Effect of changes in related parties	-	37
Repayments	(13)	(5)
Ending balance	$1,932	$169

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

During the three and nine months ended September 30, 2015, the Company internally originated approximately $2.5 million and $6.0 million of mortgage loans held-for-sale, respectively. During the three and nine months ended September 30, 2014, the Company internally originated approximately $2.7 million and $3.8 million of mortgage loans held-for-sale, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and nine months ended September 30, 2015 was $204,000 and $521,000, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and nine months ended September 30, 2014 was $21,000 and $42,000, respectively.

During the three and nine months ended September 30, 2015, the Company internally originated approximately $0.8 million and $3.2 million, respectively, of SBA loans held-for-sale. During the three and nine months ended September 30, 2014, the Company internally originated approximately $2.0 million and $7.2 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.1 million and $0.6 million during the three and nine months ended September 30, 2015, respectively. Additionally, the Company recognized gains on the servicing of these loans of $13,000 and $89,000 during the three and nine months ended September 30, 2015, respectively. The gain recorded on sales of SBA loans held-for-sale was $0.2 million and $0.6 million during the three and nine months ended September 30, 2014, respectively. Additionally, the Company recognized gains on the servicing of these loans of $41,000 and $88,000 during the three and nine months ended September 30, 2014, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 8. OTHER LOANS (continued)

During the three and nine months ended September 30, 2015, the Company originated approximately $311.7 million and $872.7 million, respectively, of warehouse loans held-for-investment through third parties. During the three and nine months ended September 30, 2014, the Company originated approximately $104.5 million and $283.9 million, respectively, of warehouse loans held-for-investment through third parties. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 16 and 18 days for the three and nine months ended September 30, 2015, respectively, and 19 days for both the three and nine months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no repurchase agreements outstanding as of September 30, 2015, and $66.3 million as of December 31, 2014. On June 22, 2015, the Company prepaid $66.3 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. Under the terms of the repurchase agreements, any prepayment prior to maturity would result in a prepayment penalty equal to the amount that the fair value exceeded the book value. As such, the Company paid $5.2 million in prepayment penalties. On June 26, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of the new repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. On July 1, 2015, the Company paid off $10.0 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. There was no penalty associated with the pay off. The Company had $10.8 million in investment securities posted as collateral for future borrowings under the new repurchase agreement as of September 30, 2015.

Information concerning repurchase agreements as of and for the nine months ending September 30, 2015, and as of and for the year ended December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance	$42,234	$69,075
Weighted average coupon interest rate during the period	4.91%	4.96%
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate at end of period	-	4.94%
Weighted average maturity (months)	-	30

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2015 and December 31, 2014, advances from the FHLB were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Maturity on January 23, 2015, fixed rate at 0.24%	$-	$5,000
Maturity on November 10, 2015, fixed rate at 0.29%	20,000	-
Maturity on June 20, 2016, fixed rate at 0.50%	55,000	-
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	-
Maturity on August 26, 2016, fixed rate 2.32% (1)	-	10,000
Maturity on September 28, 2016, fixed rate 4.15%	-	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	-	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	-	10,000
Maturity on June 20, 2017, fixed rate 0.91%	10,000	-
Maturity on June 20, 2017, fixed rate 0.73%	2,917	4,167
Maturity on August 1, 2017, fixed rate at 4.39%	-	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	-	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	-	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	-	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	-	15,000
Maturity on March 26, 2018, fixed rate 4.11%	-	5,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	-
Maturity on June 20, 2019, fixed rate at 1.27%	3,750	4,500
Maturity on December 23, 2019, fixed rate 2.08% (2)	20,000	-
Maturity on June 23, 2020, fixed rate at 1.81% (2)	15,000	-
Maturity on June 23, 2020, fixed rate at 1.89% (2)	15,000	-
Daily rate credit, no maturity date, fixed rate at 0.36%	40,000	-
Prepayment penalties to be amortized from October 2015 to June 2016	(2,135)	-
Total	$237,457	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.
(2)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.

The FHLB advances had a weighted-average maturity of 19 months and a weighted-average rate of 0.84% at September 30, 2015. The Company had $261.0 million in portfolio loans and $23.0 million in investment securities posted as collateral for these advances as of September 30, 2015.

During the nine months ended September 30, 2015, the Company paid off $299.0 million of the FHLB borrowings, including $182.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB is $1.5 million at September 30, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of September 30, 2015, fair value exceeded the book value of the individual advances by $3.5 million, which was partially collateralized by portfolio loans (included in the $261.0 million and $23.0 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $86.0 million as of September 30, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at the fair value of such FHLB advances.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 11. INCOME TAXES

Income tax expense (benefit) for the nine months ending September 30, 2015 and 2014 was as follows:

	Nine months ending September 30,
	2015	2014
	(Dollars in Thousands)

Income (loss) before income tax expense	$(2,847)	$1,134
Effective tax rate	38.4%	22.0%
Income tax expense (benefit)	(1,093)	250
Change in valuation allowance – federal	(7,883)	-
Change in valuation allowance – state	(900)	-
Income tax expense (benefit)	$(9,876)	$250

During the nine months ended September 30, 2015 and 2014, the Company did not use any federal net operating loss carryover or state net operating loss carryover.

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

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded that it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015, while $0.3 million of the valuation allowance remained as of June 30, 2015. The valuation allowance is $0. 1 million as of September 30, 2015.

During the assessment in the second quarter of 2015, the positive evidence considered by management in arriving at the conclusion to remove the valuation allowance included five consecutive profitable quarters beginning with the first quarter of 2014, strong growth in core earnings, assessments of the current and future economic and business conditions, which demonstrates demand for the Company’s products and services, the significant improvement in credit measures, which impacts the sustainability of profitability and management’s ability to forecast future credit losses, the probability of achieving forecasted future taxable income, and the termination of a Consent Order with one of the Bank’s regulatory agencies. At the same time, the negative evidence considered by management included the aforementioned cumulative loss position, expiring tax credit carryovers, and the continuation of a Supervisory Agreement with one of the Company’s regulatory agencies, which was terminated subsequent to the reversal of the valuation allowance (see Note 13. Regulatory Supervision of these Notes).

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

September 30, 2015

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

The following table summarizes the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2015 and 2014:

	Three months ending September 30,		Nine months ending September 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Share Information)

Basic:
Net income	$1,008	$453	$7,029	$884
Weighted average common shares outstanding	15,508,969	15,508,969	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(76,647)	(81,437)	(76,647)	(81,437)
Less: average director’s deferred compensation shares	(33,704)	(35,035)	(34,000)	(35,405)
Less: average unvested restricted stock awards	-	(274)	(182)	(455)
Weighted average common shares outstanding, as adjusted	15,398,618	15,392,223	15,398,141	15,391,672
Basic earnings per common share	$0.07	$0.03	$0.46	$0.06

Diluted:
Net income	$1,008	$453	$7,029	$884
Weighted average common shares outstanding, as adjusted (from above)	15,398,618	15,392,223	15,398,141	15,391,672
Add: dilutive effects of assumed exercise of stock options	-	-	-	-
Add: dilutive effects of full vesting of stock awards	-	-	-	-
Weighted average dilutive shares outstanding	15,398,618	15,392,223	15,398,141	15,391,672
Diluted earnings per common share	$0.07	$0.03	$0.46	$0.06

During the three and nine months ended September 30, 2015 and 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

NOTE 13. REGULATORY SUPERVISION

On March 26, 2015, the Office of the Comptroller of the Currency (the OCC), the Bank’s primary regulator, terminated the Consent Order, dated August 10, 2012 (the Order), between the OCC and the Bank, which restricted the activities of the Bank in various ways as previously reported. Additionally, the OCC reclassified the Bank as a well-capitalized institution.

The Bank’s actual and required capital levels and ratios as of September 30, 2015 and December 31, 2014 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)

September 30, 2015
Total capital (to risk weighted assets)	$82.4	14.73%	$56.0	10.00%
Common equity tier 1 capital (to risk weighted assets)	75.4	13.47%	36.4	6.50%
Tier 1 capital (to risk weighted assets)	75.4	13.47%	44.8	8.00%
Tier 1 capital (to adjusted total assets)	75.4	9.55%	39.5	5.00%

December 31, 2014
Total capital (to risk weighted assets)	$79.2	17.64%	$44.9	10.00%
Tier 1 capital (to risk weighted assets)	73.5	16.38%	26.9	6.00%
Tier 1 capital (to adjusted total assets)	73.5	10.35%	35.5	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of September 30, 2015 was well-capitalized.

On July 17, 2015, the Company received written notice of termination of the Supervisory Agreement initiated on December 10, 2010 (the Supervisory Agreement), between the Board of Governors of the Federal Reserve System (the FRB) and the Company. Prior to the termination, the Supervisory Agreement restricted the activities of the Company in various ways as previously reported. The notice of termination, dated July 15, 2015, was received from the Federal Reserve Bank of Atlanta on behalf of the FRB and also stated the Company is no longer considered to be in “troubled condition” for savings and loan holding company regulatory purposes.

NOTE 14. SUBSEQUENT EVENT

On October 26, 2015, the Company’s Board of Directors approved the payment and disbursement of vested appreciation benefits to participants under the Director Retirement Plan, which would have normally been paid out and disbursed between April 2012 and October 2015. Such payments and disbursements were temporarily suspended due to the Order entered into with the OCC, among other things. The catch up payments and disbursements, which were previously accrued for, will likely occur by the end of November 2015, totaling $53,000 in cash and 8,951 shares of previously issued and outstanding Company stock. Additionally, the Company’s Board of Directors approved resumption of regular payments under the Director Retirement Plan.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements concerning the Company and its wholly owned subsidiary, Atlantic Coast Bank (the Bank), that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the continued suspension of dividends or share repurchases; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•	our ability to respond to changes in the legislative or regulatory environment and governmental initiatives affecting the banking and financial services industry and to comply with and remain abreast of recently enacted, modified or proposed federal, state and local laws, regulations and rules;

•	local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including, but not limited to, the allowance for portfolio loan losses;

•	changes in the financial performance or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other credit agreements, and the impact of such changes on our levels of nonperforming assets;

•	changes in sources and uses of funds, including loans, deposits and borrowings, and our ability to retain and grow core deposits and maintain unsecured federal funds lines and secured lines of credit with correspondent banks;

•	changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	the concentration of our loan portfolio in real estate based loans and the geographic concentration of those loans secured by one- to four-family residential real estate; and

•	our ability to successfully implement changes in accounting policies, rules and practices.

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

General Description of Business

The Company and the Bank have traditionally focused on attracting deposits and investing those funds primarily in loans, including commercial real estate loans, consumer loans, first mortgages on owner-occupied, one- to four-family residences, and home equity loans. Additionally, the Bank originates multi-family residential loans, and commercial construction and residential construction loans. The Bank also invests in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

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

Recent Events

Termination of the Regulatory Restrictions for the Company and the Bank

On July 17, 2015, the Company received written notice of termination of the Supervisory Agreement initiated on December 10, 2010 (the Supervisory Agreement), between the Board of Governors of the Federal Reserve System (the FRB) and the Company. Prior to the termination, the Supervisory Agreement restricted the activities of the Company in various ways as previously reported. The notice of termination, dated July 15, 2015, was received from the Federal Reserve Bank of Atlanta on behalf of the FRB and also stated the Company is no longer considered to be in “troubled condition” for savings and loan holding company regulatory purposes.

On March 26, 2015, the Office of the Comptroller of the Currency (the OCC), the Bank’s primary regulator, terminated the Consent Order, dated August 10, 2012 (the Order), between the OCC and the Bank, which restricted the activities of the Bank in various ways as previously reported. Additionally, the OCC reclassified the Bank as a well-capitalized institution.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first nine months of 2015, other than the update regarding the Company’s deferred tax assets and associated valuation allowance, which is discussed below. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 10-K.

Deferred Income Taxes

Based on the Company’s assessment during the second quarter of 2015 of all the positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded that it is more likely than not that $8.5 million of the deferred tax assets, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General

Total assets increased $111.5 million, or 15.8%, to $818.0 million at September 30, 2015 as compared to $706.5 million at December 31, 2014. The primary reasons for the increase in assets were due to increases in Federal Home Loan Bank (FHLB) advances of $113.8 million, time deposits of $47.7 million, non-maturing deposits of $8.3 million, and stockholders’ equity of $7.7 million, as discussed below, partially offset by the reduction of $66.3 million in securities sold under agreements to repurchase (repurchase agreements). Net portfolio loans increased $93.4 million, other loans increased $13.5 million, and cash and cash equivalents increased $15.3 million, while investment securities decreased $12.5 million. Total deposits increased $56.0 million, or 12.7%, to $496.8 million at September 30, 2015 from $440.8 million at December 31, 2014. Noninterest-bearing demand accounts increased $10.1 million, savings and money market accounts increased by $1.5 million, and time deposits increased by $47.7 million, while interest-bearing demand accounts decreased $3.3 million during the nine months ended September 30, 2015. Total borrowings increased by $47.5 million to $237.5 million at September 30, 2015 from $190.0 million at December 31, 2014 due to the aforementioned increase in FHLB advances in the first nine months of 2015, partially offset by the aforementioned reduction in repurchase agreements in the first nine months of 2015. Stockholders’ equity increased by $7.7 million to $80.0 million at September 30, 2015 from $72.3 million at December 31, 2014, due to net income of $7.0 million and other comprehensive income of $0.7 million for the nine months ended September 30, 2015.

Following are the summarized comparative balance sheets as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,	Increase / (Decrease)
	2015	2014	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$37,730	$22,398	$15,332	68.5%
Investment securities (available-for-sale and held-to-maturity)	124,083	136,618	(12,535)	(9.2)%
Portfolio loans	547,896	453,977	93,919	20.7%
Allowance for portfolio loan losses	7,630	7,107	523	7.4%
Portfolio loans, net	540,266	446,870	93,396	20.9%
Other loans (held-for-sale and warehouse loans held-for-investment)	54,697	41,191	13,506	32.8%
Other Assets	61,221	59,421	1,800	3.0%
Total assets	$817,997	$706,498	$111,499	15.8%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$51,362	$41,283	$10,079	24.4%
Interest-bearing demand	62,385	65,718	(3,333)	(5.1)%
Savings and money market	173,155	171,657	1,498	0.9%
Time	209,850	162,122	47,728	29.4%
Total deposits	496,752	440,780	55,972	12.7%
Securities sold under agreements to repurchase	-	66,300	(66,300)	(100.0)%
Federal Home Loan Bank advances	237,457	123,667	113,790	92.0%
Accrued expenses and other liabilities	3,716	3,415	301	8.8%
Total liabilities	737,925	634,162	103,763	16.4%
Total stockholders’ equity	80,072	72,336	7,736	10.7%
Total liabilities and stockholders’ equity	$817,997	$706,498	$111,499	15.8%

Cash and Cash Equivalents

Cash and cash equivalents increased $15.3 million to $37.7 million at September 30, 2015 from $22.4 million at December 31, 2014. During 2014, the Bank added contingent liquidity capacity and sources available to meet potential funding requirements, including increased availability from the FHLB, and new availability from the Federal Reserve Bank of Atlanta and other institutional sources. The contingent liquidity has remained available throughout the first nine months of 2015 and, as a result, cash and cash equivalents continue to be utilized to fund the origination of loans and payoff liabilities.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $12.5 million to $124.1 million at September 30, 2015, from $136.6 million at December 31, 2014. As of September 30, 2015, $107.6 million of investment securities were classified as available-for-sale, while $16.5 million of investment securities were classified as held-to-maturity. As of December 31, 2014, $118.7 million of investment securities were classified as available-for-sale, while $17.9 million of investment securities were classified as held-to-maturity.

As of September 30, 2015, approximately $23.0 million of investment securities were pledged as collateral for FHLB advances. Additionally, as of September 30, 2015, approximately $10.8 million of investment securities were pledged as collateral for future borrowings under the repurchase agreements. At September 30, 2015, $119.0 million, or 95.9%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the U.S. government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of September 30, 2015 and December 31, 2014, excluding loans held-for-sale and warehouse loans held-for-investment:

	September 30, 2015	% of Total Portfolio Loans	December 31, 2014	% of Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$268,573	49.7%	$237,151	53.0%
Commercial	62,756	11.6%	50,322	11.3%
Other (land and multi-family)	51,409	9.5%	14,680	3.3%
Total real estate loans	382,738	70.8%	302,153	67.6%
Real estate construction loans:
One- to four-family	13,232	2.5%	2,580	0.6%
Commercial	7,820	1.4%	2,939	0.6%
Acquisition and development	-	-	-	-
Total real estate construction loans	21,052	3.9%	5,519	1.2%
Other portfolio loans:
Home equity	42,223	7.8%	46,343	10.4%
Consumer	46,735	8.7%	49,854	11.2%
Commercial	47,728	8.8%	43,119	9.6%
Total other portfolio loans	136,686	25.3%	139,316	31.2%

Total portfolio loans	540,476	100.0%	446,988	100.0%
Allowance for portfolio loan losses	(7,630)		(7,107)
Net deferred portfolio loan costs	5,331		5,122
Premiums and discounts on purchased loans, net	2,089		1,867
Portfolio loans, net	$540,266		$446,870

Total gross portfolio loans increased $93.5 million, or 20.9%, to $540.5 million at September 30, 2015 as compared to $447.0 million at December 31, 2014, primarily due to originations of $59.7 million and the purchase of $19.9 million of one- to four-family residential mortgages, as well as the purchase of $36.1 million of multi-family residential mortgages, partially offset by transfers to held-for-sale of one- to four-family residential mortgages, and principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the nine months ended September 30, 2015. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment. Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.8 million and transfers to OREO of nonperforming loans of $0.5 million during the first nine months of 2015.

Small Business Administration (SBA) loans originated internally and held-for-sale (SBA loans held-for-sale), SBA portfolio loans and other portfolio loans to small businesses are included in the commercial category of other portfolio loans. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at September 30, 2015 and December 31, 2014, was $6.5 million and $7.8 million, respectively. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio and other commercial business loan production is expected to exceed principal amortization and loan payoffs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of September 30, 2015, first mortgages (including residential construction loans) and home equity loans totaled $324.0 million, or 60.0% of total gross portfolio loans. Approximately $24.0 million, or 57.0%, of loans recorded as home equity loans and $305.8 million, or 94.4%, of loans collateralized by one- to four-family residential properties were in a first lien position as of September 30, 2015.

The composition of first mortgages and home equity loans by state as of September 30, 2015 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$162,399	$53,335	$52,839	$268,573
Home equity and lines of credit	20,253	21,394	576	42,223
One- to four-family construction loans	11,956	1,276	-	13,232
	$194,608	$76,005	$53,415	$324,028

Allowance for Portfolio Loan Losses

The allowance was $7.6 million, or 1.4% of total portfolio loans, at September 30, 2015, compared to $7.1 million, or 1.6% of total portfolio loans, at December 31, 2014.

The activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 was as follows:

	2015	2014
	(Dollars in Thousands)

Balance at beginning of period	$7,107	$6,946

Charge-offs:
Real estate loans:
One- to four-family	(195)	(396)
Commercial	-	(5)
Other (land and multi-family)	(56)	(8)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(155)	(274)
Consumer	(380)	(361)
Commercial	-	(119)
Total charge-offs	(786)	(1,163)

Recoveries:
Real estate loans:
One- to four-family	320	103
Commercial	-	10
Other (land and multi-family)	119	16
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	50	78
Consumer	209	195
Commercial	29	-
Total recoveries	727	402

Net charge-offs	(59)	(761)
Provision for portfolio loan losses	582	800
Balance at end of period	$7,630	$6,985

Net charge-offs to average outstanding portfolio loans	0.02%	0.39%

Net charge-offs during the first nine months of 2015 decreased compared to the same period in 2014, primarily due to $0.5 million less in charge-offs related to one- to four-family residential loans and home equity loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the nine months ended September 30, 2015, charge-offs did not include any partial charge-offs of one- to four-family first mortgages and home equity loans identified as nonperforming, which is a decrease of $0.4 million compared to $0.4 million in partial charge-offs for the nine months ended September 30, 2014. The decrease in partial charge-offs is attributable to decreased losses on both first mortgages and home equity loans.

Below is a comparative composition of nonperforming assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)

Nonperforming assets:
Real estate loans:
One- to four-family	$2,507	$2,850
Commercial	501	501
Other (land and multi-family)	45	111
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	436	212
Consumer	308	539
Commercial	248	322
Total nonperforming loans	4,045	4,535
Other real estate owned	3,492	3,908
Total nonperforming assets	$7,537	$8,443

Nonperforming loans to total portfolio loans	0.7%	1.0%
Nonperforming assets to total assets	0.9%	1.2%

Nonperforming loans were $4.0 million, or 0.7% of total portfolio loans, at September 30, 2015 as compared to $4.5 million, or 1.0% of total portfolio loans, at December 31, 2014. The decrease in nonperforming loans was primarily due to the transfer of $0.5 million in nonperforming loans to OREO.

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

As of September 30, 2015, total nonperforming one- to four-family residential and home equity loans of $2.9 million was derived from $3.7 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date the applicable loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of September 30, 2015 and December 31, 2014, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $3.5 million at September 30, 2015, down $0.4 million from $3.9 million at December 31, 2014, as the Company had sales of OREO of $0.8 million and writedowns of OREO of $0.1 million, which was partially offset by transfers from nonperforming loans into OREO of $0.5 million. The OREO balances at both September 30, 2015 and December 31, 2014, included a $3.0 million commercial real estate loan, representing the majority of each balance. Historically, the Company has not incurred additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company recorded losses on foreclosed assets of $118,000 and $34,000 for the nine months ended September 30, 2015 and 2014, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$127	$-	$185	$-
Nonperforming (1)	1,764	71	1,576	89
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	8,899	247	9,871	287
Performing troubled debt restructurings – residential	25,508	2,235	24,426	2,164
Total impaired loans	$36,298	$2,553	$36,058	$2,540

(1)	Balances include nonperforming TDR loans of $1.0 million as of September 30, 2015 and nonperforming TDR loans of $0.9 million as of December 31, 2014. There were no specific reserves for these TDR loans as of September 30, 2015 and December 31, 2014.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $34.9 million as of September 30, 2015 as compared to $34.8 million at December 31, 2014. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At September 30, 2015, approximately $29.7 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale, and warehouse loans held-for-investment. The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Other loans:
Held-for-sale	$4,199	$7,219
Warehouse loans held-for-investment	50,498	33,972
Total other loans	$54,697	$41,191

Other loans increased $13.5 million, or 32.8%, to $54.7 million at September 30, 2015 as compared to $41.2 million at December 31, 2014 due to an increase in originations of warehouse loans held-for-investment. The increase in warehouse loans held-for-investment was primarily due to three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015, and other relationships with new counterparties.

The Company internally originated $6.0 million and sold $7.2 million of mortgage loans held-for-sale during the nine months ended September 30, 2015. The gain recorded on sales of mortgage loans held-for-sale during the nine months ended September 30, 2015 was $521,000. Comparatively, the Company internally originated $3.8 million and sold $2.0 million of mortgage loans held-for-sale during the nine months ended September 30, 2014. The gain recorded on sales of mortgage loans held-for-sale during the nine months ended September 30, 2014 was $42,000.

The Company internally originated $3.2 million and sold $6.3 million of SBA loans held-for-sale during the nine months ended September 30, 2015, compared to originations of $7.2 million and sales of $6.1 million during the nine months ended September 30, 2014. The gain recorded on sales and servicing of SBA loans held-for-sale was $0.6 million and 0.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Bank plans to expand its mortgage loans held-for-sale and SBA loans held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $872.7 million and $856.2 million, respectively, for the nine months ended September 30, 2015 as compared to originations and sales of $283.9 million and $277.5 million, respectively, for the nine months ended September 30, 2014. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the nine months ended September 30, 2015 and 2014, of $1.5 million and $0.6 million, respectively. For the nine months ended September 30, 2015, the weighted average number of days outstanding of warehouse loans held-for-investment was approximately 18 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded that it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year.

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

Deposits

Total deposits were $496.8 million at September 30, 2015, an increase of $56.0 million from $440.8 million at December 31, 2014. Non-maturing deposits increased by $8.3 million during the first nine months of 2015, while time deposits increased by $47.7 million during the same time period. Non-maturing deposits increased to $286.9 million at September 30, 2015 due to a $10.1 million increase in noninterest-bearing demand deposits and a $1.5 million increase in savings and money market deposits, partially offset by a $3.3 million decrease in interest-bearing demand deposits.

The increase in non-maturing deposits was due to our continued development of commercial relationships. Time deposits increased to $209.8 million as of September 30, 2015 due to an increase of $40.0 million in brokered deposits, an increase of $23.1 million in deposits related to a retail certificates of deposit promotion, an increase of $2.9 million in non-brokered Internet certificates of deposit, partially offset by a decrease of $18.3 million in our standard certificates of deposit.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise in December 2013, the Bank actively sought to grow deposits to help meet liquidity needs throughout 2014 and during the first nine months of 2015. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank expects to supplement its core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker Internet deposit program, which has been successfully utilized in the past, brokered deposits, or the creation of new business deposit products. Significant changes in the short-term interest rate environment could affect the availability of deposits in our local markets and, therefore, may cause the Bank to change its strategy.

Securities Sold Under Agreements to Repurchase

The Company had no repurchase agreements outstanding as of September 30, 2015, and $66.3 million as of December 31, 2014. On June 22, 2015, the Company prepaid $66.3 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. Under the terms of the repurchase agreements, any prepayment prior to maturity would result in a prepayment penalty equal to the amount that the fair value exceeded the book value. As such, the Company paid $5.2 million in prepayment penalties. On June 26, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of the new repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. On July 1, 2015, the Company paid off $10.0 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. There was no penalty associated with the pay off. The Company had $10.8 million in investment securities posted as collateral for future borrowings under the new repurchase agreement as of September 30, 2015.

Information concerning repurchase agreements as of and for the nine months ending September 30, 2015, and as of and for the year ended December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance	$42,234	$69,075
Weighted average coupon interest rate during the period	4.91%	4.96%
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate at end of period	-	4.94%
Weighted average maturity (months)	-	30

Federal Home Loan Bank Advances

As of September 30, 2015 and December 31, 2014, advances from the FHLB were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Maturity on January 23, 2015, fixed rate at 0.24%	$-	$5,000
Maturity on November 10, 2015, fixed rate at 0.29%	20,000	-
Maturity on June 20, 2016, fixed rate at 0.50%	55,000	-
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	-
Maturity on August 26, 2016, fixed rate 2.32% (1)	-	10,000
Maturity on September 28, 2016, fixed rate 4.15%	-	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	-	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	-	10,000
Maturity on June 20, 2017, fixed rate 0.91%	10,000	-
Maturity on June 20, 2017, fixed rate 0.73%	2,917	4,167
Maturity on August 1, 2017, fixed rate at 4.39%	-	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	-	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	-	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	-	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	-	15,000
Maturity on March 26, 2018, fixed rate 4.11%	-	5,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	-
Maturity on June 20, 2019, fixed rate at 1.27%	3,750	4,500
Maturity on December 23, 2019, fixed rate 2.08% (2)	20,000	-
Maturity on June 23, 2020, fixed rate at 1.81% (2)	15,000	-
Maturity on June 23, 2020, fixed rate at 1.89% (2)	15,000	-
Daily rate credit, no maturity date, fixed rate at 0.36%	40,000	-
Prepayment penalties to be amortized from October 2015 to June 2016	(2,135)	-
Total	$237,457	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.
(2)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.

The FHLB advances had a weighted-average maturity of 19 months and a weighted-average rate of 0.84% at September 30, 2015. The Company had $261.0 million in portfolio loans and $23.0 million in investment securities posted as collateral for these advances as of September 30, 2015.

During the nine months ended September 30, 2015, the Company paid off $299.0 million of the FHLB borrowings, including $182.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB is $1.5 million at September 30, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and securities. As of September 30, 2015, fair value exceeded the book value of the individual advances by $3.5 million, which was partially collateralized by portfolio loans (included in the $261.0 million and $23.0 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged securities available for collateral amounted to $86.0 million as of September 30, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at the fair value of such FHLB advances.

Stockholders’ Equity

Stockholders’ equity increased by $7.7 million to $80.0 million at September 30, 2015 from $72.3 million at December 31, 2014, due to net income of $7.0 million and other comprehensive income of $0.7 million for the nine months ended September 30, 2015. The increase in accumulated other comprehensive loss was due to a negative change in the fair value of securities available-for-sale because of an increase in interest rates during the first nine months of 2015. The Company continues to monitor strategies to preserve capital including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

The Company’s equity to assets ratio decreased to 9.8% at September 30, 2015, from 10.2% at December 31, 2014. As of September 30, 2015, the Bank’s Tier 1 capital to adjusted assets ratio was 9.55%, total risk based capital to risk-weighted assets ratio was 14.73% and Tier 1 capital to risk-weighted assets ratio was 13.47%. These ratios as of December 31, 2014 were 10.35%, 17.64% and 16.38%, respectively.

The decrease in capital ratios as of September 30, 2015, compared with those as of December 31, 2014, was primarily due to an increase in assets, which resulted in an increase in risk-weighted assets and adjusted total assets, partially offset by an increase in capital. Additionally, risk-weighted assets increased as the Bank continued to shift its asset base to higher interest-earning loans with higher risk weighting. The Bank is currently deemed well capitalized.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

General

Net income for the three months ended September 30, 2015 was $1.0 million, as compared to net income of $0.5 million for the three months ended September 30, 2014. The net income for the three months ended September 30, 2015 increased $0.5 million as compared to the net income in the same period in 2014, primarily due to the increase in net interest income of $1.3 million, and a reduction in the provision expense of $0.1 million, partially offset by an increase in noninterest expense of $0.5 million, and an increase in income tax expense of $0.4 million. Net interest income increased during the third quarter of 2015 as compared to the same period in 2014 due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities and decreased interest expense for repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits and FHLB advances. Noninterest income remained unchanged during the third quarter of 2015 as compared to the same period in 2014 primarily due to a decrease in gains on sales of portfolio loans, gains on sales of securities available-for-sale and a decrease in service charges and fees, which were offset by higher gains on sales of loans held-for-sale. Noninterest expense increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to an increase in compensation and benefits and outside professional services expense, partially offset by lower Federal Deposit Insurance Corporation (FDIC) insurance costs and lower collection expenses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2015 and 2014. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$562,121	$6,911	4.92%	$453,166	$6,160	5.44%
Investment securities (2)	126,361	668	2.11%	185,391	893	1.93%
Other interest-earning assets (3)	31,193	117	1.49%	33,003	64	0.77%
Total interest-earning assets	719,675	7,696	4.28%	671,560	7,117	4.24%
Noninterest-earning assets	73,216			37,979
Total assets	$792,891			$709,539

Interest-bearing liabilities:
Interest-bearing demand accounts	$63,709	$26	0.17%	$66,674	37	0.22%
Savings deposits	61,736	23	0.15%	66,758	39	0.23%
Money market accounts	113,800	157	0.55%	102,887	125	0.49%
Time deposits	213,329	432	0.81%	163,232	400	0.98%
Securities sold under agreements to repurchase	109	1	1.84%	66,300	836	5.05%
Federal Home Loan Bank advances	207,340	1,233	2.38%	125,967	1,157	3.67%
Total interest-bearing liabilities	660,023	1,872	1.12%	591,818	2,594	1.76%
Noninterest-bearing liabilities	52,840			46,632
Total liabilities	712,863			638,450
Total stockholders’ equity	80,028			71,089
Total liabilities and stockholders’ equity	$792,891			$709,539

Net interest income		$5,824			$4,523
Net interest spread			3.16%			2.48%
Net interest-earning assets	$59,652			$79,742
Net interest margin (4)			3.24%			2.69%
Average interest-earning assets to average interest-bearing liabilities		109.04%			113.47%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$1,380	$(629)	$751
Investment securities	(306)	81	(225)
Other interest-earning assets	(4)	57	53
Total interest-earning assets	1,070	(491)	579

Interest-bearing liabilities:
Interest-bearing demand accounts	(2)	(9)	(11)
Savings deposits	(3)	(13)	(16)
Money market accounts	14	18	32
Time deposits	109	(77)	32
Securities sold under agreements to repurchase	(511)	(324)	(835)
Federal Home Loan Bank advances	577	(501)	76
Total interest-bearing liabilities	184	(906)	(722)

Net interest income	$886	$415	$1,301

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income increased $0.6 million to $7.7 million for the three months ended September 30, 2015 as compared with $7.1 million for the three months ended September 30, 2014 due to the impact of higher balances in portfolio loans and other loans outstanding and higher interest rates on funds invested in investment securities, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $6.9 million for the three months ended September 30, 2015 from $6.2 million for the three months ended September 30, 2014. This increase was due to an increase in the average balance of loans, which increased $108.9 million to $562.1 million for the three months ended September 30, 2015 from $453.2 million for the three months ended September 30, 2014, partially offset by a decrease in average yield on loans of 52 basis points to 4.92% for the three months ended September 30, 2015.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the three months ended September 30, 2015, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the three months ended September 30, 2015, partially offset by a slight decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015 and other relationships with new counterparties.

Interest income earned on investment securities decreased $0.2 million to $0.7 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014. This decrease was primarily due to a decrease in the average balance of investment securities of $59.0 million to $126.4 million, partially offset by the impact of higher yields on investment securities for the three months ended September 30, 2015.

Interest Expense

Interest expense declined by $0.7 million to $1.9 million for the three months ended September 30, 2015 from $2.6 million for the three months ended September 30, 2014, primarily due to the decrease in interest expense on repurchase agreements, partially offset by an increase in interest expense on FHLB advances and deposits. The increase in interest expense on deposits for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to an increase in the average balance in time deposits, partially offset by lower average rates paid on such deposits. The average cost of deposits, including noninterest-bearing deposits, decreased 3 basis points to 0.51% for the three months ended September 30, 2015 as compared to 0.54% for the three months ended September 30, 2014. The decrease in interest expense on repurchase agreements for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to the prepayment of $66.3 million in outstanding repurchase agreement balances during the second quarter of 2015, which represented the entire balance of such borrowings at the time of prepayment. Additionally, the Company borrowed $10.0 million against a new repurchase agreement at the end of the second quarter of 2015, at a substantially lower interest rate, which was paid off early in the third quarter of 2015. These transactions resulted in a decrease in both the average balance in and average rates paid on repurchase agreements. The increase in interest expense on FHLB advances for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to an increase in the average balance of FHLB advances, partially offset by lower average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.04% for the three months ended September 30, 2015, down from 1.64% for the three months ended September 30, 2014, due to the lower cost of repurchase agreements and the lower average rates paid on FHLB advances. The Bank’s cost of funds remained slightly elevated relative to the current interest rate environment due to the structured rates associated with some of the FHLB advances which were at interest rates above market rates. However, the Company's successful efforts during the second quarter of 2015 to lower the effective interest rate on its wholesale debt are expected to reduce interest expense going forward by approximately $5.0 million annually starting in the second quarter of 2016, although no assurances can be given.

Net Interest Income

Net interest income increased $1.3 million to $5.8 million for the three months ended September 30, 2015 from $4.5 million for the three months ended September 30, 2014, due to the increase in portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities and decreased interest expense for repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on FHLB advances and deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 68 basis points to 3.16% for the three months ended September 30, 2015 as compared to 2.48% for the three months ended September 30, 2014. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 55 basis points to 3.24% for the three months ended September 30, 2015 as compared to 2.69% for the three months ended September 30, 2014. The increase in the net interest rate spread primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, higher interest rates on funds invested in investment securities and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively. The decline in the provision expense during the third quarter of 2015 compared with the same period in 2014 reflected improving economic conditions in the Company’s markets, which have led to a decline in net charge-offs over the past 12 months, partially offset by loan growth.

The Company did not have any net charge-offs for the three months ended September 30, 2015 and 2014. Typically, the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming will impact net charge-offs. Consistent with this policy, net charge-offs in the third quarter of 2014 included $0.1 million of partial charge-offs. However, net charge-offs did not include any partial charge-offs in the third quarter of 2015 due to improving economic conditions in the Company’s markets.

Noninterest Income

The components of noninterest income for the three months ended September 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$717	$759	$(42)	(5.5)%
Gain on sale of loans held-for-sale	440	238	202	84.9%
Gain on sale of securities available-for-sale	-	75	(75)	(100.0)%
Bank owned life insurance earnings	125	118	7	5.9%
Interchange fees	398	388	10	2.6%
Other	130	233	(103)	(44.2)%
	$1,810	$1,811	$(1)	(0.1)%

Noninterest income was $1.8 million for both the three months ended September 30, 2015 and 2014, as the decrease in gains on sales of portfolio loans (included in Other in the table above), gains on sales of securities available-for-sale and service charges and fees were offset by higher gains on sales of loans held-for-sale.

For the three months ended September 30, 2015, gains on sales of mortgage loans held-for-sale was $247,000, deferred fees on mortgage loans held-for-sale was $43,000, gains on sales of SBA loans held-for-sale was $103,000 and net gains recognized for the servicing of SBA loans held-for-sale was $13,000. By comparison, for the three months ended September 30, 2014, gains on sales of mortgage loans held-for-sale was $31,000, deferred fees on mortgage loans held-for-sale was $10,000, gains on sales of SBA loans held-for-sale was $171,000 and net gains recognized for the servicing of SBA loans held-for-sale was $41,000.

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

Noninterest Expense

The components of noninterest expense for the three months ended September 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,205	$2,771	$434	15.7%
Occupancy and equipment	555	493	62	12.6%
Federal Deposit Insurance Corporation insurance premiums	154	232	(78)	(33.6)%
Foreclosed assets, net	16	15	1	6.7%
Data processing	466	378	88	23.3%
Outside professional services	535	386	149	38.6%
Collection expense and repossessed asset losses	81	130	(49)	(37.7)%
Other	903	1,053	(150)	(14.2)%
	$5,915	$5,458	$457	8.4%

Noninterest expense increased $0.5 million to $5.9 million for the three months ended September 30, 2015 from $5.4 million for the three months ended September 30, 2014. The increase in noninterest expense for the third quarter of 2015 as compared with the third quarter of 2014 primarily reflected the increase in compensation and benefits and outside professional services expense, partially offset by lower FDIC insurance costs and lower collection expenses.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $0.5 million and $0.2 million in income tax expense for the three months ended September 30, 2015 and 2014, respectively. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

General

Net income for the nine months ended September 30, 2015 was $7.0 million, as compared to net income of $0.9 million for the nine months ended September 30, 2014. The net income for the nine months ended September 30, 2015 increased $6.1 million as compared to the net income in the same period in 2014 due primarily to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets, as well as an increase in net interest income of $2.2 million, a reduction in the provision expense of $0.5 million and an increase in noninterest income of $0.4 million, partially offset by an increase in noninterest expense of $7.1 million. Net interest income increased during the first nine months of 2015 as compared to the same period in 2014 due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities and decreased interest expense for deposits and repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on FHLB advances. Noninterest income increased during the first nine months of 2015 as compared to the same period in 2014 primarily due to higher gains on sales of loans held-for-sale, partially offset by a decrease in gains on sales of portfolio loans and gains on sales of securities available-for-sale. Noninterest expense increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to prepayment penalties associated with the prepayment and restructure of wholesale debt, as well as an increase in compensation and benefits, data processing and outside professional services expense, partially offset by lower FDIC insurance costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the nine months ended September 30, 2015 and 2014. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$534,514	$19,673	4.91%	$427,976	$17,940	5.59%
Investment securities (2)	131,526	2,028	2.06%	180,977	2,711	2.00%
Other interest-earning assets (3)	35,741	288	1.07%	65,365	322	0.66%
Total interest-earning assets	701,781	21,989	4.17%	674,318	20,973	4.15%
Noninterest-earning assets	54,961			37,737
Total assets	$756,742			$712,055

Interest-bearing liabilities:
Interest-bearing demand accounts	$64,678	$79	0.16%	$68,722	128	0.25%
Savings deposits	62,680	69	0.15%	67,821	130	0.26%
Money market accounts	112,663	451	0.53%	102,506	363	0.47%
Time deposits	184,909	1,167	0.84%	171,662	1,271	0.99%
Securities sold under agreements to repurchase	41,314	1,541	4.97%	70,055	2,638	5.02%
Federal Home Loan Bank advances	163,201	3,453	2.82%	116,004	3,436	3.95%
Total interest-bearing liabilities	629,445	6,760	1.43%	596,770	7,966	1.78%
Noninterest-bearing liabilities	50,992			45,687
Total liabilities	680,437			642,457
Total stockholders’ equity	76,305			69,598
Total liabilities and stockholders’ equity	$756,742			$712,055

Net interest income		$15,229			$13,007
Net interest spread			2.75%			2.37%
Net interest-earning assets	$72,336			$77,548
Net interest margin (4)			2.89%			2.57%
Average interest-earning assets to average interest-bearing liabilities		111.49%			112.99%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$4,100	$(2,367)	$1,733
Investment securities	(760)	77	(683)
Other interest-earning assets	(184)	150	(34)
Total interest-earning assets	3,156	(2,140)	1,016

Interest-bearing liabilities:
Interest-bearing demand accounts	(7)	(42)	(49)
Savings deposits	(9)	(52)	(61)
Money market accounts	38	50	88
Time deposits	93	(197)	(104)
Securities sold under agreements to repurchase	(1,072)	(25)	(1,097)
Federal Home Loan Bank advances	1,163	(1,146)	17
Total interest-bearing liabilities	206	(1,412)	(1,206)

Net interest income	$2,950	$(728)	$2,222

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income increased $1.0 million to $22.0 million for the nine months ended September 30, 2015 as compared to $21.0 million for the nine months ended September 30, 2014 due to the impact of higher balances in portfolio loans and other loans outstanding and higher interest rates on funds invested in investment securities, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $19.7 million for the nine months ended September 30, 2015 from $17.9 million for the nine months ended September 30, 2014. This increase was due to an increase in the average balance of loans, which increased $106.5 million to $534.5 million for the nine months ended September 30, 2015 from $428.0 million for the nine months ended September 30, 2014, partially offset by a decrease in average yield on loans of 68 basis points to 4.91% for the nine months ended September 30, 2015.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the nine months ended September 30, 2015, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the nine months ended September 30, 2015, partially offset by a slight decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015 and other relationships with new counterparties.

Interest income earned on investment securities decreased $0.7 million to $2.0 million for the nine months ended September 30, 2015 from $2.7 million for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in the average balance of investment securities of $49.5 million to $131.5 million during the nine months ended September 30, 2015.

Interest Expense

Interest expense declined by $1.2 million to $6.8 million for the nine months ended September 30, 2015 from $8.0 million for the nine months ended September 30, 2014, due to the decrease in interest expense on deposits and repurchase agreements, partially offset by increased interest expenses on FHLB advances. The decrease in interest expense on deposits for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, was primarily due to lower average rates paid on time deposits, partially offset by an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, decreased 6 basis points to 0.50% for the nine months ended September 30, 2015 as compared to 0.56% for the nine months ended September 30, 2014. The decrease in interest expense on repurchase agreements for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to the prepayment of $66.3 million in outstanding repurchase agreement balances during the second quarter of 2015, which represented the entire balance of such borrowings at the time of prepayment. Additionally, the Company borrowed $10.0 million against a new repurchase agreement at the end of the second quarter of 2015, at a substantially lower interest rate, which was paid off early in the third quarter of 2015. These transactions resulted in a decrease in both the average balance in and average rates paid on repurchase agreements. The increase in interest expense on FHLB advances for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to an increase in the average balance of FHLB advances, partially offset by lower average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.33% for the nine months ended September 30, 2015 down from 1.67% for the nine months ended September 30, 2014, due to the lower cost of deposits and repurchase agreements and the lower average rates paid on FHLB advances. The Bank’s cost of funds remained slightly elevated relative to the current interest rate environment due to the structured rates associated with some of the FHLB advances which were at interest rates above market rates. However, the Company's successful efforts during the second quarter of 2015 to lower the effective interest rate on its wholesale debt are expected to reduce interest expense going forward by approximately $5.0 million annually starting in the second quarter of 2016, although no assurances can be given.

Net Interest Income

Net interest income increased $2.2 million to $15.2 million for the nine months ended September 30, 2015 from $13.0 million for the nine months ended September 30, 2014, due to the increase in portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities, and decreased interest expense for deposits and repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities, and an increase in interest expense on FHLB advances.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 38 basis points to 2.75% for the nine months ended September 30, 2015 as compared to 2.37% for the nine months ended September 30, 2014. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 32 basis point to 2.89% for the nine months ended September 30, 2015 as compared to 2.57% for the nine months ended September 30, 2014. The increase in the net interest rate spread primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, higher interest rates on funds invested in investment securities and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.6 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. The decline in the provision expense during the first nine months of 2015 compared with the same period in 2014 reflected improving economic conditions in the Company’s markets, which have led to a decline in net charge-offs over the past 12 months, partially offset by loan growth.

The Company had net charge-offs of $0.1 million for the nine months ended September 30, 2015 as compared to $0.8 million for the nine months ended September 30, 2014. The decrease in net charge-offs in the first nine months of 2015 compared with the same period in 2014 was primarily due to a decrease in charge-offs in one- to four-family residential loans and home equity loans. Typically, the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming will impact net charge-offs. Consistent with this policy, net charge-offs in the first nine months of 2014 included $0.4 million of partial charge-offs. However, net charge-offs did not include any partial charge-offs in the first nine months of 2015 due to improving economic conditions in the Company’s markets.

Noninterest Income

The components of noninterest income for the nine months ended September 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,013	$2,076	$(63)	(3.0)%
Gain on sale of loans held-for-sale	1,289	731	558	76.3%
Gain on sale of securities available-for-sale	(9)	82	(91)	(111.0)%
Bank owned life insurance earnings	362	327	35	10.7%
Interchange fees	1,201	1,149	52	4.5%
Other	392	487	(95)	(19.5)%
	$5,248	$4,852	$396	8.2%

Noninterest income for the nine months ended September 30, 2015 increased $0.4 million to $5.2 million as compared to $4.8 million in the first nine months of 2014. The increase in noninterest income was primarily due to an increase in gains on the sale of loans held-for-sale, partially offset by a decrease in gains on sales of portfolio loans (included in Other in the table above) and gains on sales of securities available-for-sale.

For the nine months ended September 30, 2015, gains on sales of mortgage loans held-for-sale was $600,000, deferred fees on mortgage loans held-for-sale was $79,000, gains on sales of SBA loans held-for-sale was $559,000 and net gains recognized for the servicing of SBA loans held-for-sale was $89,000. By comparison, for the nine months ended September 30, 2014, gains on sales of mortgage loans held-for-sale was $47,000, deferred fees on mortgage loans held-for-sale was $5,000, gains on sales of SBA loans held-for-sale was $600,000 and net gains recognized for the servicing of SBA loans held-for-sale was $88,000.

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

Noninterest Expense

The components of noninterest expense for the nine months ended September 30, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$9,254	$7,691	$1,563	20.3%
Occupancy and equipment	1,607	1,476	131	8.9%
Federal Deposit Insurance Corporation insurance premiums	503	974	(471)	(48.4)%
Foreclosed assets, net	118	34	84	247.1%
Data processing	1,333	1,036	297	28.7%
Outside professional services	1,621	1,174	447	38.1%
Collection expense and repossessed asset losses	305	424	(119)	(28.1)%
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	5,188	-	5,188	n/a
Other	2,813	2,850	(37)	(1.3)%
	$22,742	$15,659	$7,083	45.2%

Noninterest expense increased $7.1 million to $22.7 million for the nine months ended September 30, 2015 from $15.6 million for the nine months ended September 30, 2014. The increase in noninterest expense for the first nine months of 2015 as compared with the first nine months of 2014 primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, as well as an increase in compensation and benefits, data processing and outside professional services expense, partially offset by lower FDIC insurance costs.

With the Company’s strengthened capital position, management expects to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $9.9 million in income tax benefit and $0.3 million in income tax expense for the nine months ended September 30, 2015 and 2014, respectively. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 18 days during the first nine months of 2015 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management aggressively increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source. Consequently, the Bank’s cash and cash equivalents on hand have decreased. The average balance of cash and cash equivalents decreased to $28.0 million during the nine months ended September 30, 2015 from $59.4 million during the nine months ended September 30, 2014, and consistent with this strategy, management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2015.

As of September 30, 2015 and December 31, 2014, the Company had additional borrowing capacity of $1.5 million and $11.5 million, respectively, with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of September 30, 2015, included the ability to borrow up to approximately $32.3 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta and $10.0 million of daylight overdraft capacity. Additionally, as of September 30, 2015, the Company had liquidity sources through two $5.0 million lines of credit, both with private financial institutions. As of September 30, 2015, the Bank has not borrowed against the Primary Credit program, the daylight overdraft capacity or either of the aforementioned $5.0 million lines of credit. Late in the second quarter of 2015, a $10.0 million line of credit for repurchase and reverse repurchase transactions had been utilized by the Company; however, the borrowing was short-term in nature and the balance was fully repaid early in the third quarter of 2015. As of September 30, 2015, the Company did not have an outstanding balance associated with this repurchase agreement. Unpledged investment securities were approximately $86.0 million and $29.3 million as of September 30, 2015 and December 31, 2014, respectively. The Company also utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. During the first nine months of 2015, the Bank had deposits from this service of $18.3 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at September 30, 2015, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

For the first nine months of 2015, cash and cash equivalents increased $15.3 million to $37.7 million as of September 30, 2015 as compared to $22.4 million as of December 31, 2014, due to borrowings throughout the first nine months of 2015 which resulted in an increase in cash and cash equivalents. The borrowings were in anticipation of further growth in loans, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first nine months of 2015, cash from financing activities of $103.5 million and cash from operating activities of $6.4 million exceeded cash used in investing activities of $94.6 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $856.2 million, proceeds from FHLB advances of $414.9 million, net increases in deposits of $56.0 million, proceeds from sales of loans held-for-sale of $19.9 million, proceeds from the sale of securities available-for-sale of $14.1 million, proceeds from maturities and payments of investment securities of $13.2 million and proceeds from the redemption of FHLB stock of $13.0 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $872.7 million, the repayment of FHLB advances of $299.0 million, the repayment of repurchase agreements of $76.3 million, the purchase of portfolio loans of $56.0 million, net increases in portfolio loans of $43.7 million (excluding the purchase of such loans) and the purchase of FHLB stock of $17.5 million.

During the first nine months of 2014, cash and cash equivalents decreased $89.3 million from $114.2 million as of December 31, 2013 to $24.9 million as of September 30, 2014 as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. Cash flows of $1.5 million, $63.9 million and $23.9 million were used in operating activities, investing activities and financing activities, respectively. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $277.5 million, proceeds from FHLB advances of $55.0 million, proceeds from the sale of securities available-for-sale of $25.2 million, proceeds from maturities and payments of investment securities of $16.8 million and proceeds from the sale of loans held-for-sale of $8.8 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $283.9 million, the purchase of portfolio loans of $50.3 million, the purchase of securities available-for-sale of $44.0 million, the repayment of FHLB advances of $30.7 million, the repayment of repurchase agreements of $26.5 million, net decreases in deposits of $21.7 million and the origination of loans held-for-sale of $11.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended September 30, 2015, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended September 30, 2015 our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: November 13, 2015	By:	/s/ John K. Stephens, Jr.

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 13, 2015	By:	/s/ Tracy L. Keegan

Tracy L. Keegan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

INDEX TO EXHIBITS

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

10.1*	Consulting Agreement, dated August 24, 2015, among Atlantic Coast Bank, Atlantic Coast Financial Corpoartion and James D. Hogan	__	__	__	__	X

31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

31.2	Certification of Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

32**	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

101.INS***	XBRL Instance Document	__	__	__	__	X

101.SCH***	XBRL Taxonomy Extension Schema Document	__	__	__	__	X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

101.LAB***	XBRL Taxonomy Label Linkbase Document	__	__	__	__	X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

