Form 10-K
period 2015-12-31
Atlantic Coast Financial CORP
filed 2016-03-16
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 001-35072

(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4655 Salisbury Road, Suite 110 Jacksonville, Florida 32256
(Address of principal executive offices, zip code)

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

The number of shares outstanding of the registrant’s common stock as of March 4, 2016 was 15,509,061 shares, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the registrant as of June 30, 2015 was $61,297,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 23, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

2

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

Table of Contents, continued

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Report) contains forward-looking statements concerning Atlantic Coast Financial Corporation and Atlantic Coast Bank that involve risks, uncertainties and assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the continued suspension of dividends or share repurchases; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

PART I.

ITEM 1. BUSINESS

General

Atlantic Coast Financial Corporation

Atlantic Coast Financial Corporation (the Company), a thrift holding company headquartered in Jacksonville, Florida, is a Maryland corporation incorporated in 2007. Through our principal wholly owned subsidiary, Atlantic Coast Bank (the Bank), a federally chartered and insured stock savings bank supervised by the Office of the Comptroller of the Currency (the OCC), we serve the Northeast Florida, Central Florida and Southeast Georgia markets.

On February 3, 2011, the Company completed a conversion from the mutual holding company structure and a related public offering. As a result of the conversion, Atlantic Coast Federal, MHC and Atlantic Coast Federal Corporation, the former holding companies of the Bank, were merged into Atlantic Coast Financial Corporation.

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

The Bank has traditionally focused on attracting deposits and investing those funds primarily in loans, including commercial real estate loans, consumer loans, first mortgages on owner-occupied, one- to four-family residences, and home equity loans. Additionally, the Bank invests funds in multi-family residential loans, commercial business loans, and commercial and residential construction loans. The Bank also invests funds in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include noninterest-bearing and interest-bearing demand, savings and money market demand, and time deposit accounts with terms ranging from three months to five years. Deposits are primarily solicited in the Bank’s market areas of the Northeast Florida and Southeast Georgia to fund loan demand and other liquidity needs; however, late in 2015, the Bank also started soliciting deposits in Central Florida.

The Bank is headquartered at 4655 Salisbury Road, Suite 110, Jacksonville, Florida, 32256 and its telephone number is (800) 342-2824. Its website is www.AtlanticCoastBank.net. The Bank’s website is not a part of this Report.

Recent Events

Board of Directors

On February 29, 2016, Kevin G. Champagne, Chairman of the Board of Directors of the Company and the Bank, informed the Company of his decision to retire as Chairman and director of each of the Company and the Bank, effective immediately. In connection with Mr. Champagne’s retirement, the Board reduced the number of Board seats from eight to seven.

Market Areas

The Bank’s primary deposit customers reside in Northeast Florida, Central Florida and Southeast Georgia markets with our lending areas primarily covering those same markets. The Bank operates seven branches and has its home and executive office (which includes a stand-alone ATM) in greater Jacksonville, Florida, and four branches in Southeast Georgia. The Florida branches include Jacksonville Beach, Neptune Beach, the Southside of Jacksonville, Arlington, Julington Creek, the Westside of Jacksonville, and Orange Park. The Georgia branches include Waycross (two locations, one of which has a drive-up facility in addition to the branch), Douglas and Garden City (Savannah). In addition to its branches, the Bank has mortgage lending offices in Tampa, Florida, which opened early in 2016, Gainesville, Florida, and Saint Simons Island, Georgia, and a commercial banking office in Lake Mary (Orlando), Florida. The office in Lake Mary includes a small business lending group, which primarily funds small business loans in Florida, Georgia, North Carolina and South Carolina.

Although the majority of the Bank’s operations are in its primary market areas of Northeast Florida, Central Florida and Southeast Georgia, the Bank will also originate and purchase portfolio loans collateralized by property outside these areas.

Florida Market Area

The city of Jacksonville, Florida ranks as the 12th largest city in the United States in terms of population, with an estimated 853,000 residents, based on 2014 estimates. When including the three beach cities east of Jacksonville, along with surrounding counties, the Jacksonville metropolitan area has an estimated 1,500,000 residents. The Jacksonville metropolitan area, with deposits of approximately $56 billion as of June 30, 2015, is the third largest market in Florida by deposits. Jacksonville has an estimated median household income of $51,000, and the unemployment rate was 4.5% at December 31, 2015. There are a number of large companies with corporate or regional headquarters located in the Jacksonville metropolitan area, including four Fortune 1000 companies whose corporate headquarters are located in or near the city.

The city of Orlando, Florida ranks as the 73rd largest city in the United States in terms of population, with an estimated 262,000 residents, based on 2014 estimates. When including the surrounding counties, the Orlando metropolitan area has an estimated 2,900,000 residents. The Orlando metropolitan area, with deposits of approximately $43 billion as of June 30, 2015, is the fourth largest market in Florida by deposits. Orlando has an estimated median household income of $48,000, and the unemployment rate was 4.3% at December 31, 2015. There are a number of large companies with corporate or regional headquarters located in the Orlando metropolitan area, including two Fortune 1000 companies whose corporate headquarters are located in or near the city.

The city of Tampa, Florida ranks as the 53rd largest city in the United States in terms of population, with an estimated 359,000 residents, based on 2014 estimates. When including the surrounding counties, the Tampa metropolitan area has an estimated 2,800,000 residents. The Tampa metropolitan area, with deposits of approximately $58 billion as of June 30, 2015, is the second largest market in Florida by deposits. Tampa has an estimated median household income of $47,000, and the unemployment rate was 4.4% at December 31, 2015. There are a number of large companies with corporate or regional headquarters located in the Tampa metropolitan area, including seven Fortune 1000 companies whose corporate headquarters are located in or near the city.

Georgia Market Area

The Bank was established in Waycross, Georgia, the county seat of Ware County, and began as a credit union for the Atlantic Coast Line Railroad and then the Seaboard System Railroad, which is now a part of CSX Transportation. Waycross has an estimated population of 14,000, based on 2014 estimates, with an estimated median household income of $25,000. The unemployment rate in Waycross was 5.5% at December 31, 2015. One of the largest employers in Waycross is the Satilla Regional Medical Center, with over 1,000 employees and 100 physicians. Satilla Regional Medical Center became part of the Mayo Clinic Health System in 2012. Waycross began as a crossroads for southeastern travel and became a hub for rail traffic in the mid-1800s. Today, it is home to the largest CSX Transportation rail yard on the East Coast.

Douglas, Georgia, which is in Coffee County, has a population of 12,000, based on 2014 estimates, with an estimated median household income of $33,000. The unemployment rate for Douglas was 5.8% at December 31, 2015. Wal-Mart is the biggest employer in the area, with a retail store and a distribution center, which employs over 1,600 people. Agriculture plays a major role in the area with products that include peanuts, corn, tobacco and cotton. Poultry is also a major part of the economy with a processing plant, operated by Pilgrim’s Pride Corporation, in the area.

Savannah, Georgia, which is in Chatham County, has an estimated population of 144,000, based on 2014 estimates, with an estimated median household income of $36,000. The unemployment rate for the Savannah area was 5.0% at December 31, 2015. The Port of Savannah boasts the largest concentration of import distribution centers on the East Coast and has the largest single container terminal in North America. The terminal is the fourth largest container port in the United States (based on standard units for carrying and handling capacity), with two railroads on terminal: CSX Transportation and Norfolk Southern Railway.

Competition

The Bank is competitive in attracting deposits and originating real estate and other loans, but faces strong competition in both areas. Historically, most of the bank’s direct competition for deposits has come from credit unions, community banks, large commercial banks, and thrift institutions within our primary market areas. There are more than 1,750 branches operating in the Bank’s markets, the majority of which are in the Jacksonville, Orlando and Tampa markets.

In recent years, competition also has come from institutions that largely deliver their services over the Internet. Internet banking has the competitive advantage of lower infrastructure costs. Particularly during times of extremely low or extremely high interest rates, the Bank has faced significant competition for customers’ funds from short-term money market securities and other corporate and government securities. During periods of increasing volatility in interest rates, competition for interest-bearing deposits increases as customers, particularly time-deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. The Bank competes for these deposits by offering convenient locations, superior service, competitive rates and attractive deposit products. An arrangement that gives all of our customers access to over 900 ATMs, at no charge, has proven to be a positive competitive advantage for the Bank. Additionally, the Bank’s “High Tide” deposit account is also a competitive advantage for the Bank, as it provides customers the ability to obtain refunds for ATM surcharges.

As of June 30, 2015 (the most recent date for which market share peer data is available), the Bank was ranked number 14 in Jacksonville, Florida deposit market share, holding $254 million, or less than 1% of total deposits in the area. As of June 30, 2015, the Bank did not have any deposits in Orlando, Florida or Tampa, Florida. In Waycross, Georgia, the Bank was ranked number one with 24% of the deposit market share, holding $208 million. The Bank holds approximately 4% of total deposit market share in Douglas, Georgia, with $24 million. The Bank holds less than 1% of total deposit market share in Savannah, Georgia, with $18 million.

Competition within our geographic markets also affects the Bank’s ability to obtain loans through origination or purchase and to originate loans at rates that provide an attractive yield. Competition for loans comes principally from mortgage bankers, commercial banks, national homebuilders, and credit unions. Internet-based lenders also have become a greater competitive factor in recent years. Such competition for the origination and purchase of loans may limit the Bank’s future growth and earnings potential. However, the Bank’s website enables customers to open accounts online, which should help the Bank’s competitiveness in the electronic banking arena.

Lending Activities

General

Historically, the Bank has originated portfolio one- to four-family residential first and second mortgage loans, home-equity loans, and commercial real estate loans and, to a lesser extent, commercial and residential construction loans, multi-family real estate loans, commercial business loans, and automobile and other consumer loans. We have not originated any land loans since 2008 except for those associated with the development of property for a residential or commercial end user. We have not and currently do not originate or purchase non-QM loans (i.e., loans that do not comply with “Qualified Mortgage” rules), or offer “teaser” rate loans (i.e., loans with low, temporary introductory rates). Our current strategy has been to expand commercial real estate, one- to four-family mortgage and warehouse lending.

The Bank originates commercial real estate loans and commercial and industrial loans with small to mid-size businesses for the purposes of purchasing real estate and inventory, financing equipment, and providing working capital.

The Bank also originates warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment). Warehouse lending uses mortgage bankers to originate one- to four-family residential mortgage loans for sale in the secondary market. The third-party originator sells the loans and servicing rights to investors in order to repay the outstanding balance on warehouse loans held-for-investment. The Bank earns interest until the loan is sold and typically earns fee income as well. Loans originated within the warehouse lending program generally have commitments to purchase from investors, are sold with no recourse, and are sold with servicing released to the investor. The weighted average number of days outstanding of warehouse loans held-for-investment was 17 days during 2015.

The Bank originates commercial loans through the Small Business Administration’s (SBA) 7(a) and 504 Programs. SBA 7(a) loans are guaranteed by the SBA up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Bank typically, but not always, sells the guaranteed portion of the 7(a) loan into the secondary market at a premium. The Bank earns a 1% servicing fee on the 75% of the loan amount sold. These loans are non-recourse, other than for an allegation of fraud or misrepresentation on the part of the lender. The Bank generally retains the unguaranteed portion of SBA 7(a) loans. At December 31, 2015, the Bank’s SBA 7(a) loans totaled $20.7 million, or 3.4%, of gross portfolio loans.

In the 504 program, the Bank and the SBA are in different lien positions. The typical structure of a 504 loan is that the Bank is in a first lien position at a 50% loan-to-value (LTV), and the SBA is in a second lien position at a 40% LTV. The remaining 10% is an equity investment from the borrower. At December 31, 2015, the Bank’s SBA 504 loans totaled $8.2 million, or 1.4%, of gross portfolio loans.

At December 31, 2015, the net loan portfolio totaled $603.5 million, which constituted 70.4% of total assets. Loans carry either a fixed or adjustable rate of interest. Mortgage loans have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month. Commercial real estate loans, commercial and industrial loans, commercial construction loans, and multi-family real estate loans generally have larger balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans.

Consumer loans are generally shorter in term and amortize monthly or have interest payable monthly. Warehouse loans held-for-investment are underwritten and funded on an individual loan basis. A percentage of loans are randomly selected for advanced quality control or a third-party fraud-risk analysis report in addition to the standard underwriting process. SBA loans are underwritten in accordance with SBA guidelines and the Bank’s commercial credit policy.

At December 31, 2015, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $12.7 million. At December 31, 2015, there were no portfolio loans or group of portfolio loans to related borrowers with outstanding balances in excess of this amount.

The following table presents the composition of the Bank’s net portfolio loans, and other loans (held-for-sale and warehouse), in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$276,286	45.8%	$237,151	53.0%	$167,455	44.9%
Multi-family	83,442	13.9%	2,999	0.7%	3,197	0.8%
Commercial	61,613	10.2%	50,322	11.3%	48,356	12.9%
Land	16,472	2.7%	11,681	2.6%	12,593	3.4%
Total real estate loans	437,813	72.6%	302,153	67.6%	231,601	62.0%

Real estate construction loans:
One- to four-family	22,526	3.7%	2,580	0.6%	-	0.0%
Commercial	12,527	2.1%	2,939	0.6%	2,582	0.7%
Acquisition and development	-	0.0%	-	0.0%	-	0.0%
Total real estate construction loans	35,053	5.8%	5,519	1.2%	2,582	0.7%

Other portfolio loans:
Home equity	41,811	6.9%	46,343	10.4%	52,767	14.1%
Consumer	44,506	7.4%	49,854	11.2%	53,290	14.3%
Commercial	44,076	7.3%	43,119	9.6%	33,029	8.9%
Total other portfolio loans	130,393	21.6%	139,316	31.2%	139,086	37.3%

Total portfolio loans	$603,259	100.0%	$446,988	100.0%	$373,269	100.0%

Less:
Allowance for portfolio loan losses	$(7,745)		$(7,107)		$(6,946)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	7,993		6,989		5,633
Total portfolio loans, net	$603,507		$446,870		$371,956

Total other loans (held-for-sale and warehouse loans held-for-investment)	$50,665		$41,191		$22,179

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$193,057	45.3%	$238,464	46.3%
Multi-family	3,278	0.8%	5,926	1.2%
Commercial	58,193	13.7%	72,683	14.1%
Land	16,630	3.9%	23,208	4.5%
Total real estate loans	271,158	63.7%	340,281	66.1%

Real estate construction loans:
One- to four-family	-	0.0%	2,044	0.4%
Commercial	5,049	1.2%	4,083	0.8%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	5,049	1.2%	6,127	1.2%

Other portfolio loans:
Home equity	63,867	15.0%	74,199	14.4%
Consumer	61,558	14.4%	70,838	13.8%
Commercial	24,308	5.7%	23,182	4.5%
Total other portfolio loans	149,733	35.1%	168,219	32.7%

Total portfolio loans	$425,940	100.0%	$514,627	100.0%

Less:
Allowance for portfolio loan losses	$(10,889)		$(15,526)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	6,150		6,606
Total portfolio loans, net	$421,201		$505,707

Total other loans (held-for-sale and warehouse loans held-for-investment)	$72,568		$61,619

Portfolio Loans Maturities and Yields

The following table summarizes the contractual maturities of our portfolio loans at December 31, 2015:

	One- to Four-family		Multi-Family
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$9,034	4.51%	$1,624	3.55%
Greater than 1 to 3 years	18,536	4.26	5,288	3.43
Greater than 3 to 5 years	19,294	4.35	69,244	3.29
Greater than 5 to 10 years	49,739	4.35	6,656	4.63
Greater than 10 to 20 years	103,390	4.43	630	5.57
More than 20 years	76,293	4.16	-	-
Total portfolio loans	$276,286		$83,442

	Commercial Real Estate		Land
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$4,385	5.15%	$8,955	3.33%
Greater than 1 to 3 years	13,803	5.16	2,160	4.96
Greater than 3 to 5 years	13,254	5.60	2,755	4.63
Greater than 5 to 10 years	23,086	4.37	968	5.88
Greater than 10 to 20 years	6,380	5.42	688	6.19
More than 20 years	705	5.81	946	5.80
Total portfolio loans	$61,613		$16,472

	One- to Four-family Construction (2)		Commercial Construction (2)		Acquisition and Development
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$-	-%	$3,739	4.64%	$-	-%
Greater than 1 to 3 years	-	-	85	6.05	-	-
Greater than 3 to 5 years	-	-	1,519	4.58	-	-
Greater than 5 to 10 years	-	-	5,076	4.13	-	-
Greater than 10 to 20 years	4,323	3.31	1,177	4.94	-	-
More than 20 years	18,203	3.90	931	5.03	-	-
Total portfolio loans	$22,526		$12,527		$-

	Home Equity		Consumer		Commercial Other
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$2,156	5.97%	$6,847	9.45%	$18,011	4.35%
Greater than 1 to 3 years	4,414	6.09	14,212	10.18	8,038	5.16
Greater than 3 to 5 years	3,878	5.97	5,369	8.24	4,435	5.40
Greater than 5 to 10 years	7,480	5.84	9,280	8.33	5,597	5.77
Greater than 10 to 20 years	9,410	5.14	8,798	7.95	6,935	6.07
More than 20 years	14,473	5.10	-	-	1,060	6..47
Total portfolio loans	$41,811		$44,506		$44,076

	Total
	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$54,751	4.97%
Greater than 1 to 3 years	66,536	5.90
Greater than 3 to 5 years	119,748	4.15
Greater than 5 to 10 years	107,882	4.89
Greater than 10 to 20 years	141,731	4.80
More than 20 years	112,611	4.29
Total portfolio loans	$603,259

(1)	Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate portfolio loans at December 31, 2015 that are contractually due after December 31, 2016:

	Due After December 31, 2016
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$150,707	$116,545	$267,252
Multi-family	75,650	6,168	81,818
Commercial	34,630	22,598	57,228
Land	6,095	1,422	7,517
Total real estate loans	267,082	146,733	413,815

Real estate construction loans:
One- to four-family	22,342	184	22,526
Commercial	2,525	6,263	8,788
Acquisition and development	-	-	-
Total real estate construction loans	24,867	6,447	31,314

Other portfolio loans:
Home equity	12,250	27,405	39,655
Consumer	36,460	1,199	37,659
Commercial	9,403	16,662	26,065
Total other portfolio loans	58,113	45,266	103,379

Total portfolio loans	$350,062	$198,446	$548,508

One- to Four-Family Real Estate Portfolio Lending

As of December 31, 2015, one- to four-family residential mortgage loans totaled $276.3 million, or 45.8% of gross portfolio loans. Generally, one- to four-family residential loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank underwrites all loans on a fully indexed, fully amortizing basis. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. Such collateral requirements are intended to protect the Bank from loss in the event of foreclosure.

Properties securing one- to four-family residential mortgage loans are generally appraised by independent fee appraisers. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate loans are tied to a variety of indices, including rates based on U.S. Treasury securities. The majority of adjustable-rate loans carry an initial fixed rate of interest for either three or seven years, which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the promissory note. As of December 31, 2015, the total amount of one- to four-family residential mortgage loans allowing for interest only payments totaled $7.0 million, or 2.5% of the total one- to four-family mortgage loan portfolio, and 1.2% of the total portfolio loans. We do not currently originate or purchase interest-only one- to four-family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with a five to 30-year maturity, with amortizations up to 30 years. The majority of the one- to four-family mortgage loans originated are secured by properties located in Northeast Florida, Central Florida and Southeast Georgia. During 2008 and continuing throughout 2015, the Bank implemented stricter underwriting guidelines related to the origination of one- to four-family residential mortgage loans secured by investment property.

All of the residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

The Bank also originates investor loans for one- to four-family properties, and the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor do we currently, originate sub-prime loans, option-ARM loans, non-QM loans, or other similar loans.

Multi-Family Loans

As of December 31, 2015, multi-family residential loans totaled $83.4 million, or 13.9% of gross portfolio loans. The majority of the loans are to borrowers who are experienced, in-market real estate investors, and are secured by properties located in New York, New York and Philadelphia, Pennsylvania. The majority of the loans were purchased in two separate transactions during 2015. The underwriting for multi-family residential loans is based on the cash flow of the property and includes underwriting stresses for interest rate increases and a rise in cap rates. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate or U.S. Treasury securities. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. The net operating income must be sufficient to cover the payments related to the outstanding debt. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent, state-licensed fee appraisers.

Payments on loans secured by multi-family real estate properties are often dependent on the successful operation or management of the properties and, as such, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Commercial Real Estate Lending

The Bank offers commercial real estate loans for both permanent financing and construction. Our current strategy has been to focus primarily on permanent financing for owner occupied businesses and income producing properties. These loans are typically secured by small retail establishments, office buildings, or other income producing properties located in the Bank’s primary market areas. As of December 31, 2015, permanent commercial real estate loans totaled $61.6 million, or 10.2% of gross portfolio loans.

The Bank originates both fixed-rate and adjustable-rate commercial real estate loans. The interest rate on adjustable-rate loans is tied to a variety of indices, including rates based on the prime rate and U.S. Treasury securities. The majority of the Bank’s adjustable-rate loans carry an initial fixed-rate of interest, for either five, seven or ten years, and then convert to an interest rate that is adjusted based upon the current index rate for another period up to ten years. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 25 years, and generally have maturities of up to 10 years and may carry pre-payment penalties.

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors. Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank generally requires commercial real estate borrowers with aggregate balances in excess of $500,000 to submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Bank generally requires an income-to-debt service ratio of 1.2 times debt. Additionally, the Bank considers interest and cap rate stresses to account for the potential of rising interest rates and the effect on the borrower’s ability to repay and valuation of the collateral. Rent or lease assignments are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent, state-licensed fee appraisers approved by the Bank’s Board of Directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market areas.

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

Land Loans

As of December 31, 2015, land loans totaled $16.5 million, or 2.7% of gross portfolio loans. In an effort to prevent potential exposure to additional credit risk, the Bank no longer originates new land loans unless the borrower is acquiring the land as part of the development of a property for individual residential or commercial use. Generally, these loans carry a higher rate of interest than permanent residential loans. The Bank generally assesses the borrower’s ability to repay, credit history, appraised value of the subject property, and the intended end use of the property to underwrite land loans.

Loans secured by land generally involve a greater degree of credit risk than one- to four-family residential mortgage loans.

Real Estate Construction Lending

As of December 31, 2015, real estate construction loans totaled $35.1 million, or 5.8% of gross portfolio loans. The real estate construction portfolio consists of both residential and commercial construction loans. As of December 31, 2015, the Bank had residential construction loans totaling $22.5 million, or 3.7% of gross portfolio loans, and commercial construction loans totaling $12.6 million, or 2.1% of gross portfolio loans.

Residential construction loans are generally made for the construction of homes to individual borrowers. Generally, construction loans are limited to a loan to value ratio not to exceed 80% based on the lesser of construction costs or the appraised value of the property upon completion. The Bank originates only residential construction loans to individual borrowers whose intent is to occupy the house upon completion.

Commercial construction loans are generally made for the construction of commercial, owner-occupied properties and investment income producing properties with credit tenant leases in place at closing with rents commencing upon completion of construction. These loans are limited to a loan to value not to exceed 80% based on the lesser of construction costs or the appraised value of the property upon completion, and are underwritten based on the owner’s anticipated cash flow or the lease income from tenants.

Home-Equity Lending

The Bank generally originates fixed-term, fully amortizing home equity loans and home equity lines of credit. At December 31, 2015, the portfolio totaled $41.8 million, or 6.9%, of gross portfolio loans. Due to the decline of both real estate values in our market areas and the increased risk inherent with second lien real estate financing, the Bank ceased originating home equity lines of credit in January 2009, but began originating home equity lines of credit again in 2014 under stricter credit criteria. The Bank generally underwrites one- to four-family home equity loans and lines of credit based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, home equity loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor. As of December 31, 2015, interest only lines of credit totaled $15.5 million, or 37.0% of the total home equity loan portfolio, and 4.9% of total loans collateralized by one- to four-family residential property. All home equity lines of credit have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans

The Bank currently offers a variety of consumer loans, primarily manufactured home loans and automobile loans. At December 31, 2015, consumer loans totaled $44.5 million, or 7.4% of gross portfolio loans.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans originated primarily through an on-site financing broker after being underwritten by Atlantic Coast Bank. Loans secured by manufactured homes totaled $28.1 million, or 4.7% of gross portfolio loans as of December 31, 2015. Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. The Bank has not originated manufactured home loans since early in 2011, and does not intend to originate such loans in the future.

The second most significant component of our consumer loan portfolio consists of automobile loans. The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank. Loans secured by automobiles totaled $7.2 million, or 1.2% of gross portfolio loans as of December 31, 2015. Automobile loans have a fixed rate of interest and may carry terms up to six years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.

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

Commercial Business Lending

The Bank also offers commercial business loans that may be secured by assets other than real estate. At December 31, 2015, commercial business loans totaled $44.1 million, or 7.3% of gross portfolio loans. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate of interest and terms of up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment. Once a loan is in the portfolio, the credit department monitors based on loan size, payment status, and borrower risk rating. Relationships with aggregate exposure of $500,000 or greater and lines of credit (regardless of amount) are required to submit financial statements annually. The Bank reviews the performance of these companies and affirms or changes their risk rating accordingly. Loans with borrowers whose risk ratings are classified as monitor or special mention are reviewed and documented quarterly and those rated substandard are reviewed monthly. Loans that become past due 30 days or more are monitored daily and borrower risk ratings are adjusted accordingly. Commercial business loans generally have higher interest rates than residential mortgage loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. In addition, the Bank originates commercial loans through the 7(a) Program and the 504 Program of the SBA.

Loan Originations, Purchases, and Sales

The Bank originates portfolio loans through its branch network, its lending offices, the Internet, and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. While the Bank originates both adjustable-rate loans and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market areas. Demand is affected by local competition, the real estate market and the interest rate environment.

The Bank shut down its internal mortgage origination division in 2012, and moved to a referral model to originate mortgages. However, with the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans for investment and sale, and intends to continue originating such loans in the future. Additionally, the Company opened mortgage lending offices in Gainesville, Florida, and Saint Simons Island, Georgia during 2015, and in Tampa, Florida early in 2016.

Prior to 2008, the Bank occasionally purchased pools of residential loans originated by other banks when organic growth was not sufficient. These loan purchases were made based on the Bank’s underwriting standards, such as loan-to-value ratios and borrower credit scores. The Bank ceased purchasing pools of loans between 2008 and 2012. However, during 2013, the Bank reentered the business of purchasing pools of residential loans originated by other banks, and intends to continue purchasing such loans to supplement organic growth. The Bank purchased $19.6 million (in principal balance) of these pooled loans during the year ended December 31, 2015. The Bank may purchase pooled loans secured by properties located in areas other than the Bank’s market areas, as necessary.

Similarly, prior to 2008, the Bank also participated in commercial real estate loans originated by other banks. These participation loans were subject to the Bank’s usual underwriting standards as described above applicable to this type of loan. The Bank has not participated in a commercial real estate loan originated by another bank since May 2007.

From time-to-time, the Bank may sell performing residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk. The Bank did not sell any such performing loans during the year ended December 31, 2015. The Bank has also utilized the services of a national loan sale advisor to sell nonperforming residential mortgage loans in the past. The Bank did not sell any such nonperforming loans during the year ended December 31, 2015.

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

Loan Approval Procedures and Authority

Lending authority per credit officer ranges from $100,000 to $1,000,000 based on the individual credit officer’s lending and loan underwriting experience. Loans which exceed an individual credit officer’s lending authority may be approved using the combined authority of another credit officer on loan amounts up to and including $1.0 million. Loans exceeding $1.0 million must be approved by our management loan committee.

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

If the borrower is unable to make or keep payment arrangements, additional collection action is taken in the form of repossession of collateral for secured, non-real estate loans and small claims or legal action for unsecured loans. If the loan is secured by real estate, a letter of intent to foreclose is sent to the borrower when an agreement for an acceptable repayment plan cannot be established or agreed upon. The letter of intent to foreclose allows the borrower up to 30 days to bring the account current. Once the loan becomes delinquent and an acceptable repayment plan has not been established, a foreclosure action is initiated on the loan.

Delinquent Loans

Total portfolio loans past due 60 days or more totaled $4.2 million, or 0.7% of total portfolio loans at December 31, 2015. Real estate loans 60 days or more past due totaled $3.0 million, or 0.5% of total loans at December 31, 2015. There were no construction loans 60 days or more past due at December 31, 2015. Other portfolio loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $1.2 million, or 0.2% of total loans at December 31, 2015.

Nonperforming Assets

Nonperforming assets consist of nonperforming portfolio loans, accruing portfolio loans past due 90 days or more, and foreclosed assets. Loans to a customer whose financial condition has deteriorated are considered for nonperforming status whether or not the loan is 90 days and over past due. Generally, all loans past due 90 days or more are classified as nonperforming. For portfolio loans classified as nonperforming, interest income is not recognized until actually collected. At the time the loan is placed on nonperforming status, interest previously accrued, but not collected, is reversed and charged against current income.

The following table sets forth the amounts and categories of the Bank’s nonperforming assets:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Nonperforming portfolio loans
Real estate loans:
One- to four-family	$2,932	$2,850	$2,677	$10,555	$16,108
Multi-family	―	―	―	―	975
Commercial	128	501	―	8,643	14,238
Land	44	111	75	595	4,178

Real estate construction loans:
One- to four-family	―	―	―	―	―
Commercial	―	―	―	739	2,362
Acquisition and development	―	―	―	―	―

Other portfolio loans:
Home equity	429	212	400	2,212	4,091
Consumer	423	539	229	969	983
Commercial	269	322	―	1,171	3,680

Total nonperforming portfolio loans	4,225	4,535	3,381	24,884	46,615

Real estate owned
Real estate loans:
One- to four-family	321	94	191	1,592	886
Multi-family	—	—	—	778	281
Commercial	2,628	3,410	3,251	1,868	1,346
Land	283	404	1,783	3,663	2,636

Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	164	395
Acquisition and development	—	—	—	—	295

Other portfolio loans:
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	―	―	―	―	―

Total real estate owned	3,232	3,908	5,225	8,065	5,839

Total nonperforming assets	7,457	8,443	8,606	32,949	52,454

Troubled debt restructurings classified as impaired portfolio loans	$34,977	$34,881	$34,199	$33,222	$35,325

Ratios
Nonperforming portfolio loans to total portfolio loans	0.7%	1.0%	0.9%	5.8%	8.9%
Nonperforming portfolio loans to total assets	0.5%	0.6%	0.5%	3.2%	5.9%
Nonperforming assets to total assets	0.9%	1.2%	1.2%	4.3%	6.7%

At December 31, 2015, the Bank had $4.2 million in nonperforming portfolio loans, or 0.7% of total portfolio loans. Our largest concentration of nonperforming portfolio loans at December 31, 2015 was $2.9 million in nonperforming one- to four-family residential real estate loans. At December 31, 2015, two of the nonperforming one- to four-family residential real estate loans were jumbo loans (original loan amount exceeds $417,000) totaling $0.6 million, net of charge-offs.

Real estate acquired as a result of foreclosure is classified as other real estate owned (OREO). At the time of foreclosure or repossession, the property is recorded at estimated fair value less selling costs, with any write-down charged against the allowance for portfolio loan losses. As of December 31, 2015, the Bank had OREO of $3.2 million.

Portfolio loans for which terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms, it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans, and as of December 31, 2015, such portfolio loans totaled $0.6 million.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for portfolio loan losses in an amount deemed prudent by management and reviewed by its board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC and the Federal Deposit Insurance Corporation (FDIC), which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s regulatory reports with the OCC and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets (consisting primarily of portfolio loans and real estate owned) represented 18.3% of the Bank‘s equity capital and 1.7% of the Bank’s total assets at December 31, 2015.

There were no portfolio loans classified doubtful or loss at December 31, 2015 and 2014. Assets classified substandard were $14.7 million at December 31, 2015, down from $18.5 million at December 31, 2014. The Bank also designates certain portfolio loans as special mention when it is determined a loan relationship should be monitored more closely. Portfolio loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A portfolio loan classified as special mention in many instances may be performing in accordance with the loan terms. Special mention portfolio loans were $1.3 million and $3.7 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, $4.2 million of classified portfolio loans were on nonperforming status, as compared to $4.5 million at December 31, 2014.

Allowance for Portfolio Loan Losses

An allowance for portfolio loan losses (the allowance) is maintained to reflect probable incurred losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated losses incurred in the loan portfolio and is established as these losses are recognized through a provision for portfolio loan losses (provision expense) charged to earnings. Generally, portfolio loan losses are charged against the allowance when management believes the loan balance is not fully collectible. Subsequent recoveries, if any, are credited to the allowance.

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

At December 31, 2015, the allowance was $7.7 million, or 1.3% of total portfolio loans and 174.4% of total nonperforming portfolio loans. The following table sets forth activity in the Bank’s allowance for the years indicated:

	At December 31,
	2015		2014	2013	2012	2011
	(Dollars in Thousands)
Balance at beginning of year	$7,107		$6,946	$10,889	$15,526	$13,344

Charge-offs:
Real estate loans:
One- to four-family	(313)		(606)	(4,485)	(6,347)	(6,005)
Multi-family	—		—	—	(196)	—
Commercial	—		(191)	(2,452)	(2,756)	(2,274)
Land	(56)		(8)	(790)	(1,710)	(729)
Real estate construction loans:
One- to four-family	—		—	—	—	—
Commercial	—		—	—	(1,145)	—
Acquisition and development	—		—	—	—	—
Other portfolio loans:
Home equity	(146)		(403)	(2,017)	(3,215)	(3,404)
Consumer	(540)		(595)	(2,131)	(1,567)	(1,471)
Commercial	—		(119)	(880)	(1,769)	(242)
Total charge-offs	(1,055)		(1,922)	(12,755)	(18,705)	(14,125)

Recoveries:
Real estate loans:
One- to four-family	356		224	961	1,036	483
Multi-family	8		—	—	—	—
Commercial	51		83	—	3	21
Land	138		42	63	8	36
Real estate construction loans:
One- to four-family	—		—	—	—	—
Commercial	—		—	—	—	—
Acquisition and development	—		—	—	—	—
Other portfolio loans:
Home equity	56		161	395	223	119
Consumer	277		301	289	305	262
Commercial	—		6	78	2	3
Total recoveries	886		817	1,786	1,577	924

Net charge-offs	(169)		(1,105)	(10,969)	(17,128)	(13,201)

Provision for portfolio loan losses	807		1,266	7,026	12,491	15,383

Balance at end of year	$7,745		$7,107	$6,946	$10,889	$15,526

Net charge-offs to average total portfolio loans during this year (1)	0.0	%(2)	0.3%	2.8%	3.2%	2.3%
Net charge-offs to average nonperforming portfolio loans during this year	4.0%		28.0%	77.0%	47.9%	35.3%
Allowance for portfolio loan losses to nonperforming portfolio loans	174.4%		156.7%	205.4%	43.8%	33.3%
Allowance for portfolio loan losses as % of total portfolio loans (end of year) (1)	1.3%		1.6%	1.8%	2.5%	3.0%

(1)	Total portfolio loans are net of deferred fees and costs and purchase premiums or discounts.
(2)	Net charge-offs were $0.2 million in 2015, however, the ratio appears as zero due to rounding.

The following table summarizes the allocation of the allowance by portfolio loan category at the dates indicated. The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,
	2015		2014		2013
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$3,142	45.8%	$3,206	53.0%	$3,188	44.9%
Multi-family	217	13.9%	28	0.7%	58	0.8%
Commercial	1,337	10.2%	1,023	11.3%	827	12.9%
Land	260	2.7%	197	2.6%	224	3.4%

Real estate construction loans:
One- to four-family	144	3.7%	16	0.6%	—	0.0%
Commercial	116	2.1%	19	0.6%	125	0.7%
Acquisition and development	—	0.0%	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	972	6.9%	992	10.4%	1,046	14.1%
Consumer	871	7.4%	844	11.2%	1,223	14.3%
Commercial	556	7.3%	663	9.6%	214	8.9%

Unallocated	130	0.0%	119	0.0%	41	0.0%

Total	$7,745	100.0%	$7,107	100.0%	$6,946	100.0%

	At December 31,
	2012		2011
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$4,166	45.3%	$6,030	46.3%
Multi-family	203	0.8%	29	1.2%
Commercial	958	13.7%	3,143	14.1%
Land	783	3.9%	1,509	4.5%

Real estate construction loans:
One- to four-family	—	0.0%	120	0.4%
Commercial	50	1.2%	—	0.8%
Acquisition and development	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	2,636	15.0%	3,125	14.4%
Consumer	1,448	14.4%	885	13.8%
Commercial	645	5.7%	685	4.5%

Unallocated	—	0.0%	—	0.0%

Total	$10,889	100.0%	$15,526	100.0%

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

The Bank’s Board of Directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the Board of Directors. Investment activities are directed by the Chief Financial Officer in coordination with the Bank’s Asset/Liability Committee. Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds through deposit withdrawals and loan originations and purchases.

The structure of the investment portfolio is intended to provide liquidity when loan demand is high, assist in maintaining earnings when loan demand is low and maximize earnings while managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

Investment Securities

The Bank invests in investment securities, such as United States government sponsored enterprises and state and municipal obligations, as part of its asset liability management strategy.

Accounting principles generally accepted in the United States of America (U.S. GAAP) require that investments be categorized as “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity.

On February 18, 2016, the Bank sold a portion of its investment securities portfolio, totaling $41.1 million (amortized cost). Included in the sale was $15.8 million of investment securities previously classified as held-to-maturity, representing the entire balance of such investment securities as of the date of the transaction. As a result, the Company reclassified the investment securities from held-to-maturity to available-for-sale as of December 31, 2015. Therefore, $120.1 million of investment securities, representing the entire balance in investment securities, were classified as available-for-sale at December 31, 2015.

The Bank held no non-agency collateralized mortgage-backed securities or non-agency collateralized mortgage obligations, as of December 31, 2015.

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

The following table sets forth the composition of the Company’s investment securities portfolio, excluding Federal Home Loan Bank stock, at the dates indicated:

	At December 31,
	2015		2014		2013
	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities
	(Dollars in Thousands)
Securities available-for-sale:
U.S. Government – sponsored enterprises	$4,871	4.1%	$4,738	3.5%	$4,318	2.4%
State and municipal	5,142	4.3%	5,083	3.7%	972	0.5%
Mortgage-backed securities – residential	101,654	84.6%	98,514	72.1%	130,914	73.1%
U.S. Government collateralized mortgage obligation	8,443	7.0%	10,364	7.6%	23,528	13.2%
Total securities available-for-sale	$120,110	100.0%	$118,699	86.9%	$159,732	89.2%

Securities held-to-maturity:
Mortgage-backed securities – residential	—	—%	17,919	13.1%	19,266	10.8%
Total securities held-to-maturity	—	—%	17,919	13.1%	19,266	10.8%

Total investment securities	$120,110	100.0%	$136,618	100.0%	$178,998	100.0%

Portfolio Maturities and Yields

The composition and scheduled maturities of the investment securities portfolio at December 31, 2015, are summarized in the following table:

	More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

Securities available-for-sale:
U.S. Government – sponsored enterprises	$—	—%	$—	—%	$5,000	3.00%	$5,000	$4,871	3.00%
State and municipal	423	4.00	3,965	2.37	660	2.98	5,048	5,142	2.59
Mortgage-backed securities – residential	—	—	4,236	2.50	98,041	2.63	102,277	101,654	2.63
U.S. Government collateralized mortgage obligations	—	—	—	—	8,711	1.63	8,711	8,443	1.63
Total securities available-for-sale	$423	4.00%	$8,201	2.44%	$112,412	2.58%	$121,036	$120,110	2.57%

Total investment securities (1)	$423	4.00%	$8,201	2.44%	$112,412	2.58%	$121,036	$120,110	2.57%

(1)	At December 31, 2015, the Company did not have any scheduled maturities of one year or less.

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

Deposits

The Bank offers a variety of deposit accounts to consumers and businesses with a wide range of interest rates and terms. Deposits consist of noninterest-bearing and interest-bearing demand, savings and money market demand, and time deposit accounts. The Bank relies primarily on competitive pricing policies, customer service and marketing to attract and retain these deposits. Additionally, the Bank has purchased time deposit accounts from brokers at costs and terms which are comparable or better to time deposits originated in the branch offices. The Bank had $61.5 million in brokered certificates of deposit (brokered deposits) at December 31, 2015, which is included in time deposits.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Pricing of deposits are managed to be consistent with overall asset and liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits, and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank (the FHLB) and short-term borrowings from securities sold under agreements to repurchase (repurchase agreements). Interest rates are reviewed regularly by senior management as a part of its asset-liability management actions. Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds.

The following table sets forth the distribution of total deposit accounts, by account type, and weighted average annual interest rate payable for each account type, for the years ended December 31, 2015, 2014, and 2013:

	2015			2014			2013
	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$50,703	9.93%	—%	$41,670	9.27%	—%	$42,264	8.59%	—%
Interest-bearing demand	66,182	14.72%	0.16%	67,844	15.10%	0.24%	71,757	14.58%	0.30%
Savings	60,328	14.51%	0.14%	66,936	14.89%	0.25%	70,096	14.24%	0.33%
Money market demand	111,543	24.08%	0.54%	103,576	23.04%	0.48%	104,228	21.17%	0.47%
Total transaction accounts	288,756	63.24%	0.28%	280,026	62.30%	0.30%	288,345	58.58%	0.33%

Time deposits	212,266	36.76%	0.85%	169,473	37.70%	0.98%	203,920	41.42%	1.16%

Total deposits	$501,022	100.00%	0.51%	$449,499	100.00%	0.55%	$492,265	100.00%	0.67%

As of December 31, 2015, the aggregate amount of outstanding time deposits in amounts equal to or greater than $100,000 were approximately $155.3 million. The following table sets forth the maturity of those deposits in excess of $100,000 as of December 31, 2015:

Amounts Maturing
(Dollars in Thousands)
Three months or less	$39,395
Over three months through six months	25,886
Over six months through one year	53,488
Over one year to three years	32,622
Over three years	3,942
Total	$155,333

Securities Sold Under Agreements to Repurchase

Information concerning repurchase agreements as of and for the years indicated is summarized as follows:

	As of and For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Balance at end of year	$9,991	$66,300	$92,800
Average daily balance outstanding during the year	$31,370	$69,075	$92,800
Maximum month-end balance during the year	$66,300	$78,300	$92,800

Weighted average coupon interest rate during the year	4.89%	4.96%	5.10%
Weighted average coupon interest rate at end of year	0.80%	4.94%	5.10%
Weighted average maturity (months) at end of year	—	30	30

On December 29, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. The Company had $10.1 million in investment securities posted as collateral for future borrowings under the new repurchase agreement as of December 31, 2015.

Federal Home Loan Bank Advances

Although deposits are the primary source of funds, the Bank may utilize borrowings when it is a less costly source of funds, and can be invested at a positive interest rate spread, when additional capacity is required to fund loan demand or when the borrowings meet asset and liability management goals. Borrowings have historically consisted primarily of advances from the FHLB; however, the Bank also has the ability to borrow from the Federal Reserve Bank of Atlanta under the Primary Credit program and daylight overdraft capacity.

FHLB advances may be obtained upon the security of mortgage loans and mortgage-backed securities. These advances may be obtained pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features.

The Bank’s remaining borrowing capacity with the FHLB was $36.0 million at December 31, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. As of December 31, 2015, fair value exceeded the book value of the individual advances by $3.0 million, which was collateralized by investment securities. The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $82.4 million as of December 31, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at the fair value of such FHLB advances.

The following table sets forth information as to FHLB advances for the years indicated:

	As of and For the Years Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Balance at end of year	$207,543	$123,667	$110,000
Average daily balance outstanding during the year	$178,706	$118,879	$110,000
Maximum month-end balance during the year	$237,457	$134,333	$110,000

Weighted average coupon interest rate during the year	2.64%	3.83%	4.11%
Weighted average coupon interest rate at end of year	1.00%	3.51%	4.11%
Weighted average maturity (months) at end of year	19	30	39

During the year ended December 31, 2015, the Company paid off $403.7 million of the FHLB advances, including $286.0 million that had been borrowed during 2015. As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.

During the year ended December 31, 2014, the Company paid off $81.3 million of the FHLB advances, including $61.3 million that had been borrowed during 2014. As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.

Subsidiary and Other Activities

At December 31, 2015, the Company did not have any active subsidiaries other than Atlantic Coast Bank and had one inactive subsidiary, Atlantic Coast Development Group, LLC. On February 3, 2016, Atlantic Coast Financial Investments, Inc. was incorporated as an active wholly owned subsidiary of the Company.

Employees

At December 31, 2015, the Company had a total of 190 employees, including 4 part-time employees. The Company’s employees are not represented by any collective bargaining group.

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

Regulatory Agreements with the OCC and FRB

Consent Order and Supervisory Agreement. Effective December 10, 2010, the Company, the Bank and the Office of Thrift Supervision (OTS) entered into a supervisory agreement (the OTS Supervisory Agreement). The OTS Supervisory Agreement was assumed by the FRB as it related to the Company (the Supervisory Agreement), and restricted the activities of the Company in various ways, as previously disclosed. As it relates to the Bank, the OTS Supervisory Agreement was replaced by a Consent Order (the Order) with the OCC effective August 10, 2012, which restricted the activities of the Bank in various ways, as previously disclosed. On March 26, 2015, the OCC terminated the Order and on July 15, 2015, the Federal Reserve Bank of Atlanta, on behalf of the FRB, terminated the Supervisory Agreement.

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

Limitation on Federal Preemption. The Dodd-Frank Act may reduce the ability of national banks and federal savings banks to rely upon federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of federal savings banks, has the ability to make preemption determinations where certain conditions are met, the new limitations placed on preemption determinations have the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to the Company, with attendant potentially significant changes in its operations and increases in its compliance costs. It could also result in uncertainty concerning compliance with attendant regulatory and litigation risks. While some uncertainty remains as to how the OCC will address preemption determinations going forward, on July 20, 2011, the OCC issued a final rule implementing certain Dodd-Frank Act preemption provisions. Among other things, the rule states that federal savings banks, such as the Bank, are subject to the same laws, legal standards and OCC regulations regarding the preemption of state law as national banks. In promulgating the rule, the OCC stated that its prior preemption determinations and regulations remain valid. As a result, we expect the Company should have the benefit of those determinations and regulations.

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

Capital Requirements. On July 2, 2013, the FRB approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC have subsequently approved these rules. The final amended rules were adopted following the issuance of proposed rules by the FRB in June 2012 and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Prior to the final amended rules, OCC regulations required savings banks to meet minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, were multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset. Core capital was defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital included cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital could not exceed 100% of core capital. Additionally, a savings bank that retained credit risk in connection with an asset sale may have been required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank.

The final amended rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final amended rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.

The final amended rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

Under the final amended rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final amended rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The final amended rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final amended rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

In addition, the final amended rules provide for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt-out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The Bank elected to opt-out on its March 31, 2015 Call Report.

The final amended rules also contain revisions to the Prompt Corrective Action (PCA) framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the PCA requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well-capitalized:”(i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final amended rules set forth certain changes for the calculation of risk-weighted assets, which were effective for us beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

As of December 31, 2015, the Bank met the PCA requirements in order to qualify as “well-capitalized.”

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2015, the Bank held 98.3% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

Other Laws/Regulations

The Bank’s operations are also subject to federal or state laws and regulations applicable to financial institutions which relate to credit transactions, products and services offered to consumers, anti-money laundering, anti-terrorism financing and financial privacy. These laws, include, without limitation, the following:

•	State usury laws and federal laws concerning interest rates and other charges collected or contracted for by the Bank;

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the sanctions programs enforced and administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;

•	The Gramm-Leach-Bliley Act, which, among other things, places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt-out” of the sharing of certain personal financial information with unaffiliated third parties; and

•	Rules and regulations of the various state and federal agencies charged with the responsibility of implementing such state or federal laws.

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

Atlantic Coast Financial Corporation’s activities are limited to those activities permissible for financial holding companies (if elected) or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (BHCA), subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The Company had no cumulative preferred stock or trust preferred securities outstanding as of December 31, 2015.

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

The registration under the Securities Act of 1933 of shares of common stock issued in Atlantic Coast Financial Corporation’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Atlantic Coast Financial Corporation may be resold without registration. Shares purchased by an affiliate of Atlantic Coast Financial Corporation are subject to the resale restrictions of Rule 144 under the Securities Act of 1933 or the requirements of other available exemptions from registration for resales of restricted securities. If Atlantic Coast Financial Corporation meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Atlantic Coast Financial Corporation that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Atlantic Coast Financial Corporation, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Atlantic Coast Financial Corporation may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

Federal Taxation

General

The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

Method of Accounting

For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Alternative Minimum Tax

The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income modified by certain adjustments and tax preferences (alternative minimum taxable income (AMTI)). The AMTI is reduced by an exemption amount to calculate AMT. AMT is payable to the extent AMT exceeds the regular income tax. Net operating losses generally can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. The Company and the Bank have been subject to the AMT and have $0.5 million available as credits for carryover.

Net Operating Loss Carryovers

Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, the Company and the Bank have $9.7 million in net operating loss carryovers for federal income tax purposes which begin to expire in 2019. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

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

Corporate Dividends-Received Deduction

The Company may exclude from its federal taxable income 100% of dividends received from the Bank as a wholly owned subsidiary pursuant to Internal Revenue Code § 243.

State Taxation

Net Operating Loss Carryovers

A corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years; however, net operating losses in Florida may only be carried forward for 20 taxable years. Through December 31, 2015, The Company and the Bank had a Florida and Georgia net operating loss carryover of $8.1 million, which begins to expire in 2018. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

Income Taxation

The Company and the Bank are subject to Georgia corporate income tax, which is assessed at the rate of 6.0%. The Company and the Bank are subject to Florida corporate income tax, which is assessed at the rate of 5.5%. For both states, taxable income generally means federal taxable income subject to certain modifications provided for in the applicable state statutes. The Company and the Bank are not currently under audit with respect to their state income tax returns, and their state income tax returns have not been audited for the past five years. As a Maryland corporation, the Company is required to file annual returns and pay annual fees to the State of Maryland.

Available Information

The Company makes available financial information, news releases and other information on the Company’s website at www.atlanticcoastbank.net. There is a link to obtain all filings made by the Company with the SEC, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the SEC. Stockholders of record may also contact the Company’s Chief Financial Officer, 4655 Salisbury Road, Suite 110, Jacksonville, Florida, 32256 or call (904) 559-8599 to obtain copies of these reports and amendments without charge.

ITEM 1A. RISK FACTORS

Our business, and an investment in our common stock, involves risks. The risk factors which management believes are material to our business and could negatively affect our results of operations, our financial condition and the trading value of our common stock are summarized below. Other risk factors not currently known to management, or risk factors that are currently deemed to be immaterial or unlikely, could also adversely affect our business. In assessing the following risk factors, investors should also refer to the other information contained in this Report and the Company’s other filings with the SEC.

Risks Relating to Our Business and Operations

If our nonperforming assets increase, our earnings may be reduced.

At December 31, 2015, our nonperforming assets totaled $7.6 million, or 0.9% of total assets. Our nonperforming assets may increase in future periods. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonperforming loans or real estate owned. We must establish the allowance for losses inherent in the loan portfolio that are both probable and reasonably estimable through the current period provision expenses, which are recorded as a charge to income. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are substantial collections costs such as legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market, including the secondary market for residential mortgage loans, could hurt our business.

As of December 31, 2015, approximately 87.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing those loans, which in turn could adversely affect our profitability and asset quality. If we were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Additionally, weakness in the secondary market for residential lending could have an adverse impact on our profitability. Significant disruptions in the secondary market for residential mortgage loans may limit the market for and liquidity of mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of potential market challenges and uncertainty, including uncertainty with respect to U.S. monetary policy, could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sale of mortgage loans. Declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our number of commercial real estate, commercial business, construction and multi-family loans and consumer loans, which could increase our level of provision expense.

Our outstanding commercial real estate, commercial business, construction and multi-family real estate loans and our manufactured home, automobile and other consumer loans, in aggregate, accounted for approximately 44.6% of our total loan portfolio as of December 31, 2015. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties.

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

If economic conditions deteriorate or the economic recovery from such deterioration remains slow over an extended period of time in our primary market areas of Northeast Florida, Central Florida and Southeast Georgia, our results of operation and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing the loans decreases. This geographic concentration in loans secured by one- to four-family residential real estate may increase credit losses, which could increase the level of provision expense.

Our financial results and financial condition may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Florida and Georgia state governments and other significant external events. Our market share of loans in Ware County, Georgia is significantly greater than our share of the loan market in the Jacksonville, Florida, Orlando, Florida or Tampa, Florida metropolitan areas. As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral. As of December 31, 2015, approximately 56.5% of our total loan portfolio was secured by first or second liens on one- to four-family residential property, primarily in Northeast Florida, Central Florida and Southeast Georgia. We had $216.5 million, or approximately 35.9%, of our net loan portfolio secured by one- to four-family residential property in Florida, and $75.7 million, or approximately 12.6%, of such properties in Georgia. Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on earnings. The unemployment rates for the Jacksonville, Florida, Orlando, Florida, and Tampa, Florida metropolitan areas and for Waycross, Georgia were an estimated 4.5%, 4.3%, 4.4%, and 5.5%, respectively, as of December 31, 2015.

Our loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment. The resulting high loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Much of our portfolio lending is in one- to four-family residential properties generally located throughout Northeast Florida, Central Florida and Southeast Georgia. Because many of our portfolio loans were originated during a period of rising real estate values and historically low interest rates, based on the Company’s most recent analysis, approximately 5.9% of the residential loan portfolio collateral is deficient due to a decline in real estate values since origination.

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

Legislative action regarding foreclosures or bankruptcy laws may negatively impact our business, financial condition, liquidity and results of operations.

Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms will in some instances require us to advance principal, interest, tax and insurance payments, which is likely to negatively impact our business, financial condition, liquidity and results of operations

We continue to hold and acquire “other real estate owned,” or OREO, which may lead to increased operating expenses and vulnerability to declines in real property values.

We foreclose on and take title to the real estate serving as collateral for some of our loans as part of our business. Real estate owned by us and not used in the ordinary course of operations is referred to as OREO. At December 31, 2015, we had $3.2 million of OREO. In the past, increased OREO balances have led to greater expenses as we incur costs to manage and dispose of the properties. Our earnings could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any decrease in real estate market prices could lead to additional OREO write-downs, with a corresponding expense in our statement of operations. We evaluate OREO properties periodically and write down the carrying value of the properties if the results of our evaluation require it. The potential expenses associated with OREO and any further write-downs on such properties could have a material adverse effect on our financial condition and results of operations.

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

Our market areas in Florida and Georgia are susceptible to hurricanes, tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by such future weather events will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, related flooding and wind damage and other similar weather events. As a result of the potential for such weather events, many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

Repayment risk associated with our adjustable rate loans may increase as interest rates rise.

Given the historically low interest rate environment in recent years, our adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level. As interest rates rise, such loans may involve repayment risks resulting from potentially increasing payment obligations by borrowers due to re-pricing. At December 31, 2015, there were approximately $227.5 million in adjustable rate loans, which made up 37.2% of our loan portfolio.

If the allowance is not sufficient to cover actual losses, results of operations and financial condition will be negatively affected.

Our allowance was $7.7 million, or 1.3% of total loans, at December 31, 2015. In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to satisfy any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans, the estimate of impairment is based on the underlying collateral if collateral-dependent, and if such loans are not collateral-dependent, the estimate of impairment is based on a cash flow analysis. If management’s assumptions are incorrect, the allowance may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance. The allowance is also periodically reviewed by the OCC, who may require us to increase the amount. Additions to the allowance would be made through increased provision expense and would negatively affect our net income and results of operations.

Interest rate volatility could significantly reduce our profitability, business, financial condition, results of operations and liquidity.

Our earnings largely depend on the relationship between the yield on our earning assets, primarily loans and investment securities, and the cost of funds, primarily deposits and borrowings. This relationship, commonly known as the net interest margin, is susceptible to significant fluctuation and is affected by economic and competitive factors that influence the yields and rates for, and the volume and mix of, our interest-earning assets and interest-bearing liabilities.

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

The FRB maintained the federal funds rate at the historically low rate of 0.25% during 2014 and through mid-December 2015, when the rate was raised to a target rate of 0.50%. It is currently unclear what the FRB intends to do in 2016. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the amount of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A similar prepayment risk exists for our investment portfolio which is primarily made up of mortgage-related securities, with the added impact of accelerated recognition of premiums paid to acquire the investment security. A significant reduction in interest income could have a negative impact on our results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect our financial condition and results of operations because higher rates may reduce the demand for loans and the value of mortgage-related investment securities.

Operating expenses are high as a percentage of our net interest income and noninterest income, making it more difficult to maintain profitability.

Noninterest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents noninterest expense divided by the sum of our net interest income and our noninterest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2015 and 2014, our efficiency ratios were 103.51% and 89.2%, respectively. Generally, this means we spent approximately $1.04 and $0.89 during those periods to generate $1.00 of income.

If we are unable to generate noninterest income from sales of loans originated for sale, it could have an adverse effect on our business because service charges and deposit fees are expected to continue to be under pressure.

For the year ended December 31, 2015, our service charges and deposit fees were $2.7 million, or 40.1% of total noninterest income, while gains from the sale of mortgage loans and the sale of commercial loans originated for sale under government programs was $1.6 million, or 22.9% of total noninterest income. Gains earned from the sale of mortgage loans originated for sale and from the sale of commercial loans originated for sale under government programs are expected to be an increasingly larger part of our noninterest income under our business strategy. If our plans to increase our mortgage banking business and U.S. Department of Agriculture (USDA)/SBA lending are not successful, resulting in less loan originations or smaller levels of gains, our operating results could be materially affected.

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The realization of the deferred tax asset is dependent upon generating taxable income, and future tax benefits will be recognized as a reduction to income tax expense which will have a positive non-cash impact on our net income and stockholders’ equity.

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded that it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015, while $0.3 million of the valuation allowance remained as of June 30, 2015. The valuation allowance is $0.1 million as of December 31, 2015.

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

Wholesale funding sources may be unavailable to replace deposits at maturity and support our liquidity needs or growth, which could materially adversely impact our operating margins and profitability.

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

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our profitability or ability to pursue certain business opportunities.

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

Over the course of the last few years, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability. In either case, the Bank may find it necessary to tighten its mortgage loan underwriting standards, which may constrain our ability to make loans consistent with our business strategies.

Financial reform legislation has, among other things, eliminated the OTS, tightened capital standards and created the Consumer Financial Protection Bureau, or CFPB, and will continue to result in new laws and regulations that are expected to increase our costs of operations and compliance.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Among other things, as a result of the Dodd-Frank Act:

•	the OCC became the primary federal regulator for federal savings banks such as Atlantic Coast Bank (replacing the OTS), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including the Company;

•	effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•	the FRB is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions;

•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•	the CFPB has been established, which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Atlantic Coast Bank, will be examined by their applicable bank regulators; and

•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations, to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on stockholders’ equity.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain and could materially adversely impact our business and ability to pay dividends or buyback our shares in the future.

On July 2, 2013, the federal banking agencies issued final capital rules that substantially amend the regulatory risk-based capital rules applicable to us. The rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply both to our Company, which currently is not subject to formal capital rules, and Atlantic Coast Bank.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital. Beginning in 2015, our minimum capital requirements were (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required of Atlantic Coast Bank. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a CET1 ratio of 7%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us. As of December 31, 2015, the Bank would have been in compliance with the minimum capital requirements set forth in Basel III.

In addition to the higher required capital ratios that became effective in 2015, the new capital rules require new deductions from and adjustments to capital that will result in even more stringent capital requirements and changes in the ways we do business. Among other things, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets.

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

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new Liquidity Coverage Ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario, and a Net Stable Funding Ratio, which imposes a similar requirement over a one-year period. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations and adversely affect our results and financial condition, by requiring us to lengthen the term of our funding, restructure our business models, and increase our holdings of liquid assets.

New regulations could adversely impact our growth or profitability due to, among other things, increased compliance costs or costs due to noncompliance.

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

Additionally, on December 10, 2013, five financial regulatory agencies, including our primary federal regulator, the FRB, adopted final rules (the Final Rules) implementing the so-called Volcker Rule embodied in Section 13 of the BHCA, which was added by Section 619 of the Dodd-Frank Act. The Final Rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (covered funds). The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community banks, such as the Company, have been afforded some relief under the Final Rules. If such banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Final Rules became effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The FRB has extended the conformance period to July 21, 2016 for investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013. The FRB has also announced an extension of the conformance period until July 21, 2017 for ownership interests in and relationships with legacy funds. The expiration of the conformance periods may impact the types of investments we may make, which in turn could impact our profitability.

We may be unable to successfully implement our business strategy and as a result, our financial condition and results of operations may be negatively affected.

Our future success will depend on management’s ability to successfully implement its business strategy, which includes managing nonperforming assets and operating expenses, continuing to grow our mortgage banking, our commercial and industrial lending, warehouse lending, and small business lending businesses, as well as our banking services to small businesses. While we believe we have the management resources and internal systems in place to successfully implement our strategy, it will take time to fully implement our strategy. We expect that it may take a significant period of time before we can achieve the intended results of our business strategy. During the period we are implementing our plan, our results of operations may be negatively impacted. In addition, even if our strategy is successfully implemented, it may not produce positive results.

Additionally, future success in the expansion of mortgage banking, commercial and industrial lending, warehouse lending, and small business lending businesses will depend on management’s ability to attract and retain highly skilled and motivated loan originators. The Bank competes against many institutions with greater financial resources to attract these qualified individuals. Failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

Our internal controls may be ineffective.

Management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurances that the objectives of the controls are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our financial condition and results of operations.

Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.

Our enterprise risk management framework is designed to minimize or mitigate the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited in their ability to anticipate the existence or development of risks that are currently unknown and unanticipated. The ineffectiveness of our enterprise risk management framework in mitigating the impact of known risks or the emergence of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations.

Failure to keep pace with technological changes, invest in technological improvements, and manage our information systems and related risks could have an adverse effect on our financial condition and results of operations.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

We rely on our information technology and telecommunications systems and third-party service providers.  Failures or interruptions affecting information technology and telecommunications systems maintained by us or our service providers could have an adverse effect on our financial condition and results of operations.

Third parties provide key components of our business infrastructure such as banking services, processing, and internet connections and network access.  Any disruption in such services provided by these third parties or any failure of these third parties to handle currently or  higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business.  Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  Further, in some instances we may responsible for the failure of such third parties to comply with government regulations.  We may not be insured against all types of losses as a result of third party failures and our insurance coverage may not be inadequate to cover all losses resulting from system failures or other disruptions.  Failures in our business structure could interrupt the operations or increase the cost of doing business.

Failure to detect or prevent a breach of our technological infrastructure or information security systems, or those of our third party vendors and other service providers, including as a result of a cyberattack, “hacking” or identity theft, could disrupt our business, result in a disclosure or misuse of confidential or propriety information, damage our reputation, increase our costs, or have an adverse effect on our financial condition and results of operations.

We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis.  As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.  Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control.  Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of hackers, terrorists, activists, and other external parties.  As noted, above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks.  Our banking and other businesses rely on our digital technologies, computer and e-mail systems, software and networks to conduct our operations.  In addition, to access our products and services, our clients may use personal smartphones, tablets, personal computers, and other mobile devices that are beyond our control systems.  Although we have information security procedures and controls in places, our technologies, systems, networks and our client’s devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss of destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations.

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

Our operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on our operations. These laws, rules and regulations are frequently changed by legislative and regulatory authorities. In the future, changes to existing laws, rules and regulations, or any other new laws, rules or regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Turnover of key management and directors, or the loss of other senior managers could have a disproportionate impact on the Company and may have a material adverse effect on our ability to implement our business plan. As we are a relatively small bank with a relatively small management team, certain members of our senior management team have more responsibility than his or her counterpart typically would have at a larger institution with more employees, and we have fewer management-level personnel who are in a position to assume the responsibilities of our executive management team.

Risks Relating to Ownership of Our Common Stock

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, approximately 34,000 shares per day in 2015, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. If our Market Value of Publicly Held Shares (as defined under NASDAQ rules) falls below $5.0 million or the price per share of the common stock falls below $1.00 for a specified amount of time, under applicable NASDAQ rules, we will generally have 180 calendar days from the date of the receipt of the notification from NASDAQ that we have failed to comply with its applicable listing standards to regain compliance with those standards. If we are unable to regain compliance, we may have to transfer the listing of our common stock to the NASDAQ Capital Market or begin trading on the over-the-counter market, which may adversely affect the trading market for our shares.

Our ability to pay dividends is limited.

We have not paid dividends to our common stockholders since July 2009. Our ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. The Company’s primary source of funds available for the payment of dividends is the dividend payments we receive from Atlantic Coast Bank. We cannot provide assurances that we will be able to pay dividends to common stockholders in the future, and, if we are able to pay dividends, we cannot provide assurances as to the amount or timing of any such dividends. If we are able to pay dividends in the future, we cannot provide assurances that those dividends will be maintained, at the same level or at all, in future periods.

We may need additional financing in the future, and any additional financing may result in substantial dilution to our stockholders.

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

We may issue additional shares of common stock, preferred stock or equity, debt or derivative securities, which could adversely affect the value or voting power of the shares of our common stock.

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

It is possible, however, that a takeover attempt could be beneficial because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock which would provide an opportunity for stockholders to liquidate investments in our common stock.

Our regulators could adversely affect our ability to enter into corporate transactions, including acquisitions of and mergers with other entities.

The Company is a savings and loan holding company subject to supervisory regulation and examination by the FRB. The Home Owners’ Loan Act, the Dodd-Frank Act and other federal laws subject savings and loan holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. These laws may discourage certain persons from acquiring control of us. Additionally, federal and state approval requirements may delay or prevent certain persons from acquiring us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2015, the Company had eleven full-service branch offices, one drive-up facility, office space for the home and executive office (which includes a drive-up ATM) and three lending offices. The Company owns a majority of the locations; however, the home and executive office in Jacksonville, Florida, the branch location in Orange Park, Florida, and the three lending offices are all leased.

Management believes the Company’s facilities are suitable for their intended purposes and adequate to support its current and projected business needs. Atlantic Coast Bank continuously reviews its branch and office locations in order to improve the visibility and accessibility of the Bank.

The following table provides a list of the Company’s offices as of December 31, 2015:

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date (if applicable)	as of December 31, 2015
			(Dollars in Thousands)

Home and Executive Office:

4655 Salisbury Road, Suites 110 & 350	Leased	May 2020	$184
Jacksonville, FL 32256

Branch Offices:

10328 Deerwood Park Blvd.	Owned	n/a	1,478
Jacksonville, FL 32256

8048 Normandy Blvd.	Owned	n/a	882
Jacksonville, FL 32221

2766 Race Track Road	Owned	n/a	1,806
Jacksonville, FL 32259

930 University Avenue North	Owned	n/a	928
Jacksonville, FL 32211

1700 South Third Street	Owned	n/a	1,516
Jacksonville Beach, FL 32200

1425 Atlantic Blvd.	Owned	n/a	3,451
Neptune Beach, FL 32233

1567 Kingsley Avenue	Leased	September 2017	519
Orange Park, FL 32073

1390 South Gaskin Avenue	Owned	n/a	355
Douglas, GA 31533

213 Hwy 80 West	Owned	n/a	260
Garden City, GA 31408

505 Haines Avenue	Owned	n/a	1,466
Waycross, GA 31501

400 Haines Avenue	Owned	n/a	59
Waycross, GA 31501
(Drive-up Facility)

2110 Memorial Drive	Owned	n/a	545
Waycross, GA 31501

Lending Offices:

4703 NW 53rd Avenue, Suite B3	Leased	February 2016 (1)	—
Gainesville, FL 32606

605 Crescent Executive Court, Suite 112	Leased	November 2018	30
Lake Mary, FL 32746

400 Main Street, Cottage 6F	Leased	January 2016 (1)	3
Saint Simons Island, GA 31522

(1)	Subsequent to December 31, 2015, the lease term was extended for an additional year.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 4, 2016, there were 15,509,061 shares of common stock issued and outstanding, with approximately 2,350 stockholders, including stockholders of record and beneficial stockholders.

The Company paid quarterly cash dividends from May 2005 until September 2009, at which time the Company suspended its regular quarterly cash dividend. Future cash dividend payments by the Company will be primarily dependent on cash dividends it receives from its subsidiary, Atlantic Coast Bank. Additionally, under the OCC regulations, the dollar amount of dividends Atlantic Coast Bank may pay is dependent upon its capital position and recent earnings. Under normal circumstances, if Atlantic Coast Bank satisfies its capital requirements it may make dividend payments up to the limits prescribed in the OCC regulations.

The following table sets forth the quarterly high and low sales prices and cash dividends declared on the Company’s common stock for the years ended December 31, 2015 and 2014:

	High	Low	Cash Dividends
Fiscal 2015:
Fourth quarter (October 1 – December 31)	$6.50	$5.03	$0.00
Third quarter (July 1 – September 30)	6.75	4.32	0.00
Second quarter (April 1 – June 30)	4.60	3.93	0.00
First quarter (January 1 – March 31)	4.20	3.60	0.00

Fiscal 2014:
Fourth quarter (October 1 – December 31)	$4.24	$3.76	$0.00
Third quarter (July 1 – September 30)	4.26	3.84	0.00
Second quarter (April 1 – June 30)	4.44	4.00	0.00
First quarter (January 1 – March 31)	4.69	3.82	0.00

The Company did not repurchase any shares of its common stock during the year ended December 31, 2015.

The table below sets forth information, as of December 31, 2015, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by stockholders	22,344	$19.39	-
Equity compensation plans not approved by stockholders	-	-	-
Total	22,344	$19.39	-

(1)	Consists of options to purchase 22,344 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	In accordance with the provisions of the plan, the Atlantic Coast Federal Corporation 2005 Stock Option Plan was terminated on July 27, 2015, therefore, no securities remain available for future issuance under the plan.

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

General Description of Business

The Company and the Bank have traditionally focused on attracting deposits and investing those funds primarily in loans, including commercial real estate loans, consumer loans, first mortgages on owner-occupied, one- to four-family residences and home equity loans. Additionally, the Bank invests funds in multi-family residential loans, commercial business loans, and commercial and residential construction loans. The Bank also invests funds in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities. To a lesser extent, revenue is generated from service charges, gains on the sale of loans and other income.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include noninterest-bearing and interest-bearing demand, savings and money market demand, and time deposit accounts with terms ranging from three months to five years. Deposits are primarily solicited in the Bank’s market areas of the Northeast Florida and Southeast Georgia to fund loan demand and other liquidity needs; however, late in 2015 the Bank also started soliciting deposits in Central Florida.

See Item 1. Business and Item 8. Financial Statements and Supplementary Data in this Report for further information related to financial condition and results of operation.

Business Strategy

Overview

Our primary objective is to operate a community-oriented financial institution, serving customers in our primary market areas while providing stockholders with a solid long-term return on capital. Accomplishing this objective will require financial strength based on a strong capital position and the implementation of business strategies designed to keep the Company profitable consistent with safety and soundness considerations. The Company’s operating strategies are focused on increasing revenues from traditional small business commercial lending, including USDA and SBA lending activity, mortgage banking through the Bank’s internal mortgage loan origination platform, and warehouse loans held-for-investment origination. In addition, the Company will focus on a conservative credit culture designed to keep nonperforming assets at a low level. Finally, the Company will seek to increase non-maturity deposits through added customer relationships to improve our cost of funds and to help further reduce our cost structure.

Management has pursued, and plans to continue to pursue, various options to aid in the steady improvement of the Company’s financial condition and results of operations. The following are the key elements of our business strategy:

Increasing Revenue By Continuing to Focus on Commercial Lending to Small Businesses, Continuing to Build Our Internal Mortgage Originations, and Growing Our Warehouse Loans Held-For-Investment Operations. In 2014, the Bank began emphasizing increased production in commercial lending to small businesses. As a result, at December 31, 2015, our commercial real estate and commercial business loans totaled $105.7 million, or 17.5% of our loan portfolio. Since the beginning of 2014, the Bank has emphasized the origination of one- to four-family residential mortgage loans in Northeast Florida and Southeast Georgia, and expanded into Central Florida in the beginning of 2015. At December 31, 2015, our one- to four-family residential loan portfolio was $276.3 million, or 45.8% of our loan portfolio. Additionally, during 2012, management shifted our business model to include an emphasis on growth in warehouse loans held-for-investment lending.

•	Commercial lending strategy. Management plans to increase commercial business lending and owner-occupied commercial real estate lending with an emphasis on small businesses. The Bank intends to participate in government programs relating to commercial business loans, such as the programs administered by the USDA and the SBA. The Company generally sells the guaranteed portion of USDA and SBA loans to investors at attractive premiums. Our focus on owner-occupied commercial real estate loans will be to professional service businesses. The Bank does not intend to originate or purchase higher risk loans, such as commercial real estate development projects or land acquisition and development loans.

•	Internal mortgage originations strategy. Early in 2014, the Bank reentered the business of originating one- to four-family residential loans for investment, and intends to continue originating such loans internally. Additionally, the Bank intends to originate one- to four-family residential loans for sale on the secondary market to supplement noninterest income.

•	Warehouse loans held-for-investment lending strategy. In the latter part of 2009, the Bank began a program for warehouse loans held-for-investment lending where we finance lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third-party originators and hold a lien position for a short duration (usually less than 30 days) while earning interest and often a fee until a sale is completed to an investor. During 2012, management started emphasizing growth in this business, and expects to continue modestly expanding this aspect of mortgage banking in the future.

Continuing Our Proactive Approach to Keeping Nonperforming Assets at a Low Level Through Aggressive Resolution and Disposition Initiatives. As a result of the decline in the local economy in the markets where we operate beginning in 2008, the Bank experienced a substantial increase in our nonperforming assets from $9.6 million at December 31, 2007 to a peak of $52.5 million at December 31, 2011. However, as a result of management’s proactive strategy, our nonperforming assets have been reduced to $7.6 million and $8.4 million at December 31, 2015 and 2014, respectively. Management plans to continue to use a proactive strategy to keep nonperforming assets at a low level through loan workout programs with borrowers and enhanced collection practices.

•	An aggressive charge-off policy. Beginning in 2009, management implemented an aggressive charge-off strategy for one- to four-family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became nonaccruing, generally when loans are 90 days or more past due.

•	Loan workout programs with borrowers. The Bank is committed to working with responsible borrowers to renegotiate residential loan terms. The Bank had $35.0 million in TDRs (including $30.5 million of TDRs performing for more than 12 months under the modified terms) at December 31, 2015. TDRs avoid the expense of foreclosure proceedings and holding and disposition expenses of selling foreclosed property and provide us increased interest income.

•	Enhanced collection practices. Beginning in 2009, due to the elevated delinquency of our one- to four-family residential mortgage loans and the increasing complexity of working out these types of loans, management engaged the services of a national third party servicer for certain loans. Initially, one- to four-family residential mortgage loans, and any associated home equity loans that were 60 days past due, were assigned to the third party servicer for collection. Subsequently, the Bank assigned other one- to four-family residential mortgage loans to the third party servicer irrespective of delinquency status if it was determined the loan may have higher than normal collection risk. At December 31, 2015, the outstanding balance of loans assigned to the third party servicer was $10.8 million. In addition, starting in 2012 and continuing through 2015, the Company increased resources internally to focus on workouts of nonperforming one- to four-family residential loans, which has led to decreased levels of nonperforming loans and improved recoveries.

•	Nonperforming asset sales. As a part of the Bank’s workout program, the Bank continues to accept short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us when this action represents the least costly resolution for the Company. Also, when necessary, in order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank has sold certain nonperforming loans through national loan sales of distressed assets, which may mitigate future losses. During 2015, the Bank did not sell any nonperforming assets through bulk distressed asset sales. The Bank does not intend to use bulk distressed asset sales in the foreseeable future.

•	Credit risk management. The Bank is committed to enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of the Bank’s Board of Directors was established to evaluate and monitor system, market and credit risk. In 2012, the Bank established a broad problem asset resolution program and developed enhanced asset workout plans for each criticized asset.

Strengthening Our Retail Franchise By Growing Noninterest-bearing Deposits and Reducing Our Overall Cost of Deposits. We believe a successful retail franchise results from a strong core customer base that focuses on noninterest-bearing deposits within an overall deposit strategy that offers interest rates that are competitive to its markets, but in line with the overall interest rate environment. Therefore, we remain committed to generating lower-cost and more stable noninterest-bearing deposits and offering our customers other deposit products with interest rates that are fair and meet their financial needs. The Bank complements its attractive deposit products with excellent customer service and a comprehensive marketing program. The Bank will continue to build a core customer base by offering noninterest-bearing and other non-maturity deposits to individuals, businesses and municipalities located in our market areas. Our noninterest-bearing deposits increased 14.4% to $47.2 million at December 31, 2015 from $41.3 million at December 31, 2014. Total cost of deposits (interest expense on deposits as compared to total average deposits) for the full year of 2015 was 0.51% as compared to 0.55% for 2014. In addition to improving our interest rate spread, noninterest-bearing deposits also contribute noninterest income from account related services.

Reducing Our Operating Expense Base. The Company has historically operated with a high cost structure as it has implemented growth and new business activities. During the second quarter of 2015, in an effort to reduce interest expense, the Company executed multiple transactions to prepay $56.3 million of its repurchase agreements and $60.0 million of its FHLB advances, as well as completing a restructure of $50.0 million of its FHLB advances, which reduced the weighted average interest rate on our wholesale debt from 3.32% to 0.87% (as of the completion of such transactions). Additionally, in order to improve the Company’s profitability in 2015, we continued to emphasize expense reduction initiatives in order to reduce operating costs that do not add value to our other business strategies. We intend to continue this focus in order to eliminate non-value added expenses and activities.

Critical Accounting Policies

Certain accounting policies are important to the presentation of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances, including, without limitation, changes in interest rates, performance of the economy, financial condition of borrowers, and laws and regulations. Management believes that its critical accounting policies include: (i) determining the allowance and provision expense; (ii) measuring for impairment in TDRs; (iii) determining the fair value of investment securities; (iv) determining the fair value of OREO; and (v) accounting for deferred income taxes.

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

The allowance was $7.7 million, or 1.3%, and $7.1 million, or 1.6%, of total loans outstanding at December 31, 2015 and 2014, respectively. The provision expense for each quarter of 2015 and 2014, and the total for the respective years is as follows:

	2015	2014
	(Dollars in Millions)

First quarter	$0.2	$0.5
Second quarter	0.2	0.3
Third quarter	0.2	0.3
Fourth quarter	0.2	0.2
Total provision for portfolio loan losses	$0.8	$1.3

The amount of the allowance and related provision expense can vary over long-term and short-term periods. Changes in economic conditions, the composition of the loan portfolio, and individual borrower conditions can dramatically impact the required level of allowance, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance allocated to individually evaluated loan relationships was $2.4 million and $2.5 million at December 31, 2015 and 2014, respectively, a decrease of $0.1 million. Given the constantly shifting real estate market coupled with changes in borrowers’ financial condition, changes in collateral values, and the overall economic uncertainty that continues to persist, management believes there could be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

The allowance is discussed in further detail in Note 1. Summary of Significant Accounting Policies of the Notes contained in this Report.

Troubled Debt Restructurings

Portfolio loans for which concessions have been granted as a result of the borrower’s financial difficulties are classified as a TDR and, consequently, an impaired loan. TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous portfolio loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for twelve months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan, irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR.

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

Management evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date. The Company recorded no OTTI for the years ended December 31, 2015 and 2014.

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

Comparison of Financial Condition at December 31, 2015 and 2014

General

Total assets increased $150.7 million, or 21.3%, to $857.2 million at December 31, 2015 as compared to $706.5 million at December 31, 2014. The increase in assets were funded by increases in FHLB advances of $83.9 million, time deposits of $69.7 million, non-maturing deposits of $45.3 million, and stockholders’ equity of $8.4 million, as discussed below, partially offset by the reduction of $56.3 million in repurchase agreements. Net portfolio loans increased $156.6 million, other loans increased $9.5 million, and cash and cash equivalents increased $1.2 million, while investment securities decreased $16.5 million. Total deposits increased $115.0 million, or 26.1%, to $555.8 million at December 31, 2015 from $440.8 million at December 31, 2014. Noninterest-bearing demand accounts increased $5.9 million, interest-bearing demand accounts increased by $39.4 million, and time deposits increased by $69.7 million, while savings and money market accounts increased a nominal amount during the year ended December 31, 2015. Total borrowings increased by $27.5 million to $217.5 million at December 31, 2015 from $190.0 million at December 31, 2014 due to the aforementioned increase in FHLB advances in 2015, partially offset by the aforementioned reduction in repurchase agreements in 2015. Stockholders’ equity increased by $8.4 million to $80.7 million at December 31, 2015 from $72.3 million at December 31, 2014, due to net income of $7.7 million and other comprehensive income of $0.7 million for the year ended December 31, 2015.

Following are the summarized comparative balance sheets as of December 31, 2015 and 2014:

	December 31,	December 31,	Increase / (Decrease)
	2015	2014	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$23,581	$22,398	$1,183	5.3%
Investment securities	120,110	136,618	(16,508)	(12.1)%
Portfolio loans	611,252	453,977	157,275	34.6%
Allowance for portfolio loan losses	7,745	7,107	638	9.0%
Portfolio loans, net	603,507	446,870	156,637	35.1%
Other loans (held-for-sale and warehouse loans held-for-investment)	50,665	41,191	9,474	23.0%
Other Assets	59,335	59,421	(86)	(0.1)%
Total assets	$857,198	$706,498	$150,700	21.3%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$47,208	$41,283	$5,925	14.4%
Interest-bearing demand	105,159	65,718	39,441	60.0%
Savings and money market	171,664	171,657	7	-%
Time	231,790	162,122	69,668	43.0%
Total deposits	555,821	440,780	115,041	26.1%
Securities sold under agreements to repurchase	9,991	66,300	(56,309)	(84.9)%
Federal Home Loan Bank advances	207,543	123,667	83,876	67.8%
Accrued expenses and other liabilities	3,105	3,415	(310)	(9.1)%
Total liabilities	776,460	634,162	142,298	22.4%
Total stockholders’ equity	80,738	72,336	8,402	11.6%
Total liabilities and stockholders’ equity	$857,198	$706,498	$150,700	21.3%

Cash and Cash Equivalents

Cash and cash equivalents increased $1.2 million to $23.6 million at December 31, 2015 from $22.4 million at December 31, 2014. During 2014, the Bank added contingent liquidity capacity and sources to meet potential funding requirements, including increased capacity from the FHLB, and new availability from the Federal Reserve Bank of Atlanta and other private institutional sources. This contingent liquidity has remained available throughout 2015 and, as a result, cash and cash equivalents continue to be utilized to fund the origination of loans and pay off liabilities.

Investment Securities

Investment securities, both available-for-sale and held-to-maturity, are comprised primarily of debt securities of U.S. Government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $16.5 million to $120.1 million at December 31, 2015, from $136.6 million at December 31, 2014 in order to fund the origination of loans and pay off liabilities.

On February 18, 2016, the Bank sold a portion of its investment securities portfolio, totaling $41.1 million (amortized cost). Included in the sale was $15.8 million of investment securities previously classified as held-to-maturity, representing the entire balance of such investment securities as of the date of the transaction. As a result, the Company reclassified the investment securities from held-to-maturity to available-for-sale as of December 31, 2015. Therefore, $120.1 million of investment securities, representing the entire balance in investment securities, were classified as available-for-sale at December 31, 2015. As of December 31, 2014, of the $136.6 million of investment securities, $118.7 million were classified as available-for-sale, and $17.9 million were classified as held-to-maturity.

As of December 31, 2015, approximately $10.1 million of investment securities were pledged as collateral for the repurchase agreements and $23.0 million were pledged to the FHLB as collateral for advances. At December 31, 2015, $115.0 million, or 95.7%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions the U.S. government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of December 31, 2015 and 2014, excluding loans held-for-sale and warehouse loans held-for-investment:

	December 31, 2015	% of Total Portfolio Loans	December 31, 2014	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$276,286	45.8%	$237,151	53.0%
Multi-family	83,442	13.9%	2,999	0.7%
Commercial	61,613	10.2%	50,322	11.3%
Land	16,472	2.7%	11,681	2.6%
Total real estate loans	437,813	72.6%	302,153	67.6%
Real estate construction loans:
One- to four-family	22,526	3.7%	2,580	0.6%
Commercial	12,527	2.1%	2,939	0.6%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	35,053	5.8%	5,519	1.2%
Other portfolio loans:
Home equity	41,811	6.9%	46,343	10.4%
Consumer	44,506	7.4%	49,854	11.2%
Commercial	44,076	7.3%	43,119	9.6%
Total other portfolio loans	130,393	21.6%	139,316	31.2%

Total portfolio loans	603,259	100.0%	446,988	100.0%
Allowance for portfolio loan losses	(7,745)		(7,107)
Net deferred portfolio loan costs	5,465		5,122
Premiums and discounts on purchased loans, net	2,528		1,867
Portfolio loans, net	$603,507		$446,870

Total portfolio loans increased $156.3 million, or 35.0%, to $603.3 million at December 31, 2015 as compared to $447.0 million at December 31, 2014, primarily due to originations of $73.7 million and the purchase of $19.9 million of one- to four-family residential mortgages, as well as the purchase of $81.4 million of multi-family residential mortgages, partially offset by transfers to held-for-sale of one- to four-family residential mortgages, and principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the year ended December 31, 2015. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment. Total portfolio loans growth was also partially offset by gross loan charge-offs of $1.1 million and transfers to OREO of nonperforming loans of $0.8 million during 2015.

SBA loans originated internally and held-for-sale (SBA loans held-for-sale), SBA portfolio loans and other portfolio loans to small businesses are included in the commercial category of other portfolio loans. The Company sells the guaranteed portion of SBA loans held-for-sale upon completion of loan funding and approval by the SBA. The unguaranteed portion of SBA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at December 31, 2015 and 2014, was $7.7 million and $7.8 million, respectively. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay offs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of December 31, 2015, first mortgages (including residential construction loans) and home equity loans totaled $340.6 million, or 56.5% of total gross portfolio loans. Approximately $23.9 million, or 57.2%, of loans recorded as home equity loans and $322.7 million, or 94.7%, of loans collateralized by one- to four-family residential properties were in a first lien position as of December 31, 2015.

The composition of first mortgages and home equity loans by state as of December 31, 2015 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$174,479	$53,977	$47,830	$276,286
Home equity and lines of credit	20,900	20,415	496	41,811
One- to four-family construction loans	21,104	1,349	73	22,526
	$216,483	$75,741	$48,399	$340,623

Allowance for Portfolio Loan Losses

The allowance was $7.7 million, or 1.3% of total portfolio loans, at December 31, 2015, compared to $7.1 million, or 1.6% of total portfolio loans, at December 31, 2014.

The activity in the allowance for the year ended December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014
	(Dollars in Thousands)

Balance at beginning of year	$7,107	$6,946

Charge-offs:
Real estate loans:
One- to four-family	(313)	(606)
Multi-family	-	-
Commercial	-	(191)
Land	(56)	(8)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(146)	(403)
Consumer	(540)	(595)
Commercial	-	(119)
Total charge-offs	(1,055)	(1,922)

Recoveries:
Real estate loans:
One- to four-family	356	224
Multi-family	8	-
Commercial	51	83
Land	138	42
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	56	161
Consumer	277	301
Commercial	-	6
Total recoveries	886	817

Net charge-offs	(169)	(1,105)
Provision for portfolio loan losses	807	1,266
Balance at end of year	$7,745	$7,107

Net charge-offs to average outstanding portfolio loans	0.04%	0.27%

Net charge-offs during the year ended December 31, 2015 decreased compared with 2014 primarily due to a $0.6 million decrease in charge-offs in one- to four-family residential and home equity loans, a $0.2 million decrease in charge-offs in collateral-dependent commercial real estate property, and a $0.1 million decrease in charge-offs in commercial business loans.

It is the Company’s policy to charge-off one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming. During the year ended December 31, 2015, charge-offs did not include any partial charge-offs of one- to four-family first mortgages and home equity loans identified as nonperforming, compared to $0.4 million in partial charge-offs for the year ended December 31, 2014. The decrease in partial charge-offs is attributable to decreased losses on both first mortgages and home equity loans.

Below is a comparative composition of nonperforming assets (excluding TDRs) as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$2,932	$2,850
Multi-family	-	-
Commercial	128	501
Land	44	111
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	429	212
Consumer	423	539
Commercial	269	322
Total nonperforming loans	4,225	4,535
Other real estate owned	3,232	3,908
Total nonperforming assets	$7,457	$8,443

Nonperforming loans to total portfolio loans	0.7%	1.0%
Nonperforming assets to total assets	0.9%	1.2%

Nonperforming loans were $4.2 million, or 0.7% of total portfolio loans, at December 31, 2015 as compared to $4.5 million, or 1.0% of total portfolio loans, at December 31, 2014. The decrease in nonperforming loans was primarily due to the transfer of $0.8 million in nonperforming loans to OREO, nonperforming loans becoming performing loans, and principal amortization and prepayments on nonperforming loans, partially offset by performing loans becoming nonperforming loans.

During the past few years, and continuing through 2015, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of December, 2015, total nonperforming one- to four-family residential and home equity loans of $3.4 million was derived from $4.3 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date the applicable loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of December 31, 2015 and December 31, 2014, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $3.2 million at December 31, 2015, down $0.7 million from $3.9 million at December 31, 2014, as the Company had sales of OREO of $0.8 million and writedowns of OREO of $0.6 million, which was partially offset by transfers from nonperforming loans into OREO of $0.8 million. The OREO balances at both December 31, 2015 and 2014, included a commercial real estate loan, representing the majority of each balance. As of December 31, 2015 and 2014, the balance of such commercial real estate loan was $2.5 million and $3.0 million, respectively, with the decreased balance in 2015 resulting from a $0.5 million writedown in 2015. Historically, the Company has not incurred additional material losses after nonperforming loans are moved to OREO, or as a result of the sale of OREO. The Company recorded losses on foreclosed assets of $643,000 and $245,000 for the years ended December 31, 2015 and 2014, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated specific reserve as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Balance	Specific Reserve	Balance	Specific Reserve
	(Dollars in Thousands)

Performing	$628	$-	$185	$-
Nonperforming (1)	1,222	83	1,576	89
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	8,453	218	9,871	287
Performing troubled debt restructurings – residential	25,545	2,076	24,426	2,164
Total impaired loans	$35,848	$2,378	$36,058	$2,540

(1)	Balance includes nonperforming TDR loans of $1.0 million as of December 31, 2015 and nonperforming TDR loans of $0.9 million as of December 31, 2014. There were no specific reserves for these TDR loans as of December 31, 2015 and 2014.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $35.0 million as of December 31, 2015 as compared to $34.8 million at December 31, 2014. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At December 31, 2015, approximately $30.5 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
Other loans:
Held-for-sale	$6,591	$7,219
Warehouse loans held-for-investment	44,074	33,972
Total other loans	$50,665	$41,191

Other loans increased $9.5 million, or 23.0%, to $50.7 million at December 31, 2015 as compared to $41.2 million at December 31, 2014 due to an increase in originations of warehouse loans held-for-investment. The increase in warehouse loans held-for-investment was primarily due to relationships with new counterparties.

With the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential mortgages and began to originate some of those loans to be held-for-sale. The Company internally originated $35.3 million and sold $37.7 million of mortgage loans held-for-sale during the year ended December 31, 2015. The Company internally originated $7.9 million and sold $7.1 million of mortgage loans held-for-sale during the year ended December 31, 2014. The gain recorded on sales of mortgage loans held-for-sale during 2015 and 2014 was $779,000 and $175,000, respectively. During the year ended December 31, 2015, the Company internally originated $3.9 million and sold $6.6 million of SBA loans held-for-sale compared to originations of $8.3 million and sales of $7.0 million during the year ended December 31, 2014. The gain recorded on sales and servicing of SBA loans held-for-sale during both years ended December 31, 2015 and 2014 was $0.7 million. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $1,103.5 million and $1,093.4 million, respectively, for the year ended December 31, 2015 as compared to originations and sales of $457.5 million and $444.1 million, respectively, for the year ended December 31, 2014. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the years ended December 31, 2015 and 2014, of $1.9 million and $0.9 million, respectively. For the year ended December 31, 2015, the weighted average number of days outstanding of warehouse loans held-for-investment was 17 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded that it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover, and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015, while $0.3 million of the valuation allowance remained as of June 30, 2015. The valuation allowance is $0.1 million as of December 31, 2015. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year.

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

Deposits

Total deposits were $555.8 million at December 31, 2015, an increase of $115.0 million from $440.8 million at December 31, 2014. Non-maturing deposits increased by $45.3 million during the year ended December 31, 2015, and time deposits increased by $69.7 million during the same time period. Non-maturing deposits increased to $324.0 million at December 31, 2015 primarily due to a $5.9 million increase in noninterest-bearing demand deposits and a $39.4 million increase in interest-bearing demand deposits.

The increase in non-maturing deposits was due to our continued development of commercial relationships. Time deposits increased to $231.8 million as of December 31, 2015 due to an increase of $61.5 million in brokered deposits, an increase of $25.4 million in deposits related to a retail certificates of deposit promotion, an increase of $0.2 million in non-brokered Internet certificates of deposit, partially offset by a decrease of $17.4 million in our standard certificates of deposit.

As a part of its capital preservation strategy, the Bank strategically lowered rates on time deposits beginning in the second half of 2009 in order to reduce those deposits consistent with loan balance decreases. As a result of the successful capital raise in December 2013, the Bank actively sought to grow deposits to help meet liquidity needs throughout 2014 and 2015. Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank expects to continue to supplement its core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker Internet deposit program, which has been successfully utilized in the past, brokered deposits or the creation of new business deposit products. Significant changes in the short-term interest rate environment could affect the availability of deposits in our local markets and, therefore, may cause the Bank to change its strategy.

Securities Sold Under Agreements to Repurchase

The Company had repurchase agreements with a carrying amount of $10.0 million and $66.3 million as of December 31, 2015 and 2014, respectively.

Information concerning repurchase agreements as of and for the years ended December 31, 2015 and 2014 is summarized as follows:

	2015	2014
	(Dollars in Thousands)

Average daily balance outstanding during the period	$31,370	$69,075
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate during the period	4.89%	4.96%
Weighted average coupon interest rate at end of period	0.80%	4.94%
Weighted average maturity (months)	—	30

On June 22, 2015, the Company prepaid $56.3 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. Under the terms of the repurchase agreements, any prepayment prior to maturity would result in a prepayment penalty equal to the amount that the fair value exceeded the book value. As such, the Company paid $5.2 million in prepayment penalties.

On June 26, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. On July 1, 2015, the Company paid off $10.0 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. There was no penalty associated with the pay off.

On December 29, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. The Company had $10.1 million in investment securities posted as collateral for future borrowings under the new repurchase agreement as of December 31, 2015.

Federal Home Loan Bank Advances

As of December 31, 2015 and 2014, advances from the FHLB were as follows:

	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
Maturity on January 23, 2015, fixed rate at 0.24%	$-	$5,000
Maturity on February 10, 2016, fixed rate at 0.35%	20,000	-
Maturity on June 20, 2016, fixed rate at 0.50%	55,000	-
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	-
Maturity on August 26, 2016, fixed rate 2.32% (1)	-	10,000
Maturity on September 28, 2016, fixed rate 4.15%	-	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	-	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	-	10,000
Maturity on June 20, 2017, fixed rate 0.73%	2,500	4,167
Maturity on June 20, 2017, fixed rate 0.91%	10,000	-
Maturity on August 1, 2017, fixed rate at 4.39%	-	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	-	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	-	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	-	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	-	15,000
Maturity on March 26, 2018, fixed rate 4.11%	-	5,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	-
Maturity on June 20, 2019, fixed rate at 1.27%	3,500	4,500
Maturity on December 23, 2019, adjustable rate 2.40% (2)	20,000	-
Maturity on June 23, 2020, adjustable rate at 2.20% (2)	15,000	-
Maturity on June 23, 2020, adjustable rate at 2.13% (2)	15,000	-
Daily rate credit, no maturity date, adjustable rate at 0.49%	10,000	-
Prepayment penalties to be amortized from January 2016 to June 2016	(1,382)	-
Total	$207,543	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.
(2)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.

The FHLB advances had a weighted-average maturity of 18 months and a weighted-average rate of 1.00% at December 31, 2015. The Company had $261.6 million in portfolio loans and $23.0 million in investment securities posted as collateral for these advances as of December 31, 2015.

During the year ended December 31, 2015, the Company paid off $403.7 million of the FHLB advances, including $286.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB was $36.0 million at December 31, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. As of December 31, 2015, fair value exceeded the book value of the individual advances by $3.0 million, which was collateralized by investment securities (included in the $23.0 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $82.4 million as of December 31, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at the fair value of such FHLB advances.

Stockholders’ Equity

Stockholders’ equity increased by $8.4 million to $80.7 million at December 31, 2015 from $72.3 million at December 31, 2014, due to net income of $7.7 million and other comprehensive income of $0.7 million for the year ended December 31, 2015. The other comprehensive income during 2015, which reduced the Company’s accumulated other comprehensive loss as of December 31, 2015, was due to a positive change in the fair value of investment securities available-for-sale as interest rates increased during 2015.

The Company continues to monitor strategies to preserve capital including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

The Company’s equity to assets ratio decreased to 9.4% at December 31, 2015, from 10.2% at December 31, 2014. As of December 31, 2015, the Bank’s Tier 1 capital to adjusted assets ratio was 9.49%, total risk based capital to risk-weighted assets ratio was 13.91% and Tier 1 capital to risk-weighted assets ratio was 12.66%. These ratios as of December 31, 2014 were 10.35%, 17.64% and 16.38%, respectively.

The decrease in capital ratios as of December 31, 2015, compared with those as of December 31, 2014, was primarily due to growth in the Bank’s balance sheet, especially with respect to portfolio loans, which resulted in an increase in risk-weighted assets and adjusted total assets, partially offset by an increase in capital. The Bank expects to continue to shift its asset base to higher interest-earning loans with higher risk weighting.

On March 26, 2015, the OCC, the Bank’s primary regulator, reclassified the Bank as a well-capitalized institution and terminated the Consent Order, dated August 10, 2012 (the Order), between the OCC and the Bank. Additionally, the Bank’s capital classification under PCA defined levels as of December 31, 2015 was well-capitalized.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

General

Net income for the year ended December 31, 2015 was $7.7 million, as compared to net income of $1.3 million for the year ended December 31, 2014. The net income for the year ended December 31, 2015 increased $6.4 million as compared to the net income in the same period in 2014, primarily due to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets, as well as an increase in net interest income of $3.5 million, a reduction in the provision expense of $0.5 million and an increase in noninterest income of $0.4 million, partially offset by an increase in noninterest expense of $7.5 million. Net interest income increased during the year ended December 31, 2015 as compared to the same period in 2014, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities and decreased interest expense for deposits and repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on FHLB advances. Noninterest income increased during the year ended December 31, 2015 as compared to the same period in 2014, primarily due to higher gains on the sale of loans held-for-sale, partially offset by a decrease in gains on the sale of portfolio loans and gains on the sale of securities available-for-sale. Noninterest expense increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to prepayment penalties associated with the prepayment and restructure of wholesale debt, as well as an increase in compensation and benefits, data processing and foreclosed asset expenses, partially offset by lower FDIC insurance costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended December 31, 2015 and 2014. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$553,398	$26,705	4.83%	$442,678	$24,200	5.47%
Investment securities (2)	129,240	2,680	2.07%	175,914	3,520	2.00%
Other interest-earning assets (3)	33,246	411	1.24%	56,419	415	0.74%
Total interest-earning assets	715,884	29,796	4.16%	675,011	28,135	4.17%
Noninterest-earning assets	55,219			37,410
Total assets	$771,103			$712,421

Interest-bearing liabilities:
Interest-bearing demand accounts	$65,057	$105	0.16%	$67,844	$162	0.24%
Savings deposits	62,087	86	0.14%	66,936	167	0.25%
Money market accounts	112,381	607	0.54%	103,576	498	0.48%
Time deposits	191,804	1,628	0.85%	169,473	1,662	0.98%
Securities sold under agreements to repurchase	30,996	1,541	4.97%	69,108	3,474	5.03%
Federal Home Loan Bank advances	178,706	4,719	2.64%	118,879	4,549	3.83%
Other borrowings	14	-	1.56%	-	-	-%
Total interest-bearing liabilities	641,045	8,686	1.36%	595,816	10,512	1.76%
Noninterest-bearing liabilities	52,438			46,326
Total liabilities	693,483			642,142
Total stockholders’ equity	77,620			70,279
Total liabilities and stockholders’ equity	$771,103			$712,421

Net interest income		$21,110			$17,623
Net interest spread			2.81%			2.41%
Net interest-earning assets	$74,839			$79,195
Net interest margin (4)			2.95%			2.61%
Average interest-earning assets to average interest-bearing liabilities		111.67%			113.29%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the year ended December 31, 2015 as compared to the year ended December 31, 2014. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$5,569	$(3,064)	$2,505
Investment securities	(964)	124	(840)
Other interest-earning assets	(214)	210	(4)
Total interest-earning assets	4,391	(2,730)	1,661

Interest-bearing liabilities:
Interest-bearing demand accounts	(6)	(51)	(57)
Savings deposits	(11)	(70)	(81)
Money market accounts	44	65	109
Time deposits	204	(238)	(34)
Securities sold under agreements to repurchase	(1,895)	(38)	(1,933)
Federal Home Loan Bank advances	1,850	(1,680)	170
Other borrowings	-	-	-
Total interest-bearing liabilities	186	(2,012)	(1,826)

Net interest income	$4,205	$(718)	$3,487

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Interest Income

Total interest income increased $1.7 million to $29.8 million for the year ended December 31, 2015, as compared to $28.1 million for the year ended December 31, 2014, due to the impact of higher balances in portfolio loans and other loans outstanding and higher interest rates on funds invested in investment securities, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $26.7 million for the year ended December 31, 2015 from $24.2 million for the year ended December 31, 2014. This increase was due to an increase in the average balance of loans, which increased $110.7 million to $553.4 million for the year ended December 31, 2015 from $442.7 million for the year ended December 31, 2014, partially offset by a decrease in average yield on loans of 64 basis points to 4.83% for the year ended December 31, 2015.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the year ended December 31, 2015, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the year ended December 31, 2015, partially offset by a slight decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, three loan participation agreements that the Company entered into with Customers Bank at the end of the first quarter of 2015 and other relationships with new counterparties.

Interest income earned on investment securities decreased $0.8 million to $2.7 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014. This decrease was primarily due to a decrease in the average balance of investment securities of $46.7 million to $129.2 million during the year ended December 31, 2015.

Interest Expense

Interest expense declined by $1.8 million to $8.7 million for year ended December 31, 2015 from $10.5 million for the year ended December 31, 2014, due to the decrease in interest expense on deposits and repurchase agreements, partially offset by increased interest expenses on FHLB advances. The decrease in interest expense on deposits in 2015 as compared to 2014, was primarily due to lower average rates paid on time deposits, partially offset by an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, decreased 4 basis points to 0.51% for the year ended December 31, 2015 as compared to 0.55% for the year ended December 31, 2014. The decrease in interest expense on repurchase agreements in 2015, as compared to 2014, was primarily due to the repayment of $66.3 million in outstanding repurchase agreement balances during the second quarter of 2015. The repayment consisted of $10.0 million related to a maturity on June 11, 2015 and $56.3 million related to a prepayment on June 22, 2015, which represented the entire balance of such borrowings at the time of prepayment. Additionally, the Company borrowed $10.0 million against a new repurchase agreement on two separate occasions, once at the end of the second quarter of 2015 and once at the end of the fourth quarter of 2015, both times at a substantially lower interest rate. The borrowing during the second quarter of 2015 was paid off early in the third quarter of 2015. These transactions resulted in a decrease in the average balance in, and average rates paid on, repurchase agreements. The increase in interest expense on FHLB advances for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to an increase in the average balance of FHLB advances, partially offset by lower average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.26% for the year ended December 31, 2015 down from 1.65% for the year ended December 31, 2014, due to the lower cost of deposits and repurchase agreements and the lower average rates paid on FHLB advances. The Bank’s cost of funds remained slightly elevated relative to the current interest rate environment due to the structured rates associated with some of the FHLB advances which were at interest rates above market rates. However, the Company's successful efforts during the second quarter of 2015 to lower the effective interest rate on its wholesale debt are expected to reduce interest expense going forward by approximately $5.0 million annually starting in the second quarter of 2016, although no assurances can be given.

Net Interest Income

Net interest income increased $3.5 million to $21.1 million for the year ended December 31, 2015 from $17.6 million for the year ended December 31, 2014, due to the increase in portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities, and decreased interest expense for deposits and repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on FHLB advances.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 40 basis points to 2.81% for the year ended December 31, 2015 as compared to 2.41% for the year ended December 31, 2014. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 34 basis point to 2.95% for the year ended December 31, 2015 as compared to 2.61% for the year ended December 31, 2014. The increase in the net interest rate spread primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, higher interest rates on funds invested in investment securities and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.8 million and $1.3 million during the years ended December 31, 2015 and 2014, respectively. The decline in the provision expense during the year ended December 31, 2015, as compared to the same period in 2014 primarily reflected improving economic conditions in the Company’s markets, which have led to a decline in net charge-offs over the past 12 months, partially offset by loan growth.

The Company had net charge-offs of $0.2 million for the year ended December 31, 2015 as compared to $1.1 million for the year ended December 31, 2014. The decrease in net charge-offs in 2015, as compared to 2014 was primarily due to a decrease in charge-offs in one- to four-family residential and home equity loans, collateral-dependent commercial real estate property, and commercial business loans. Typically, the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming will impact net charge-offs. Consistent with this policy, net charge-offs for the year ended December 31, 2014, included $0.4 million of partial charge-offs. However, net charge-offs did not include any partial charge-offs for the year ended December 31, 2015 due to improving economic conditions in the Company’s markets.

Noninterest Income

The components of noninterest income for the years ended December 31, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,747	$2,786	$(39)	(1.4)%
Gain on sale of loans held-for-sale	1,570	864	706	81.7%
Gain on sale of securities available-for-sale	(9)	205	(214)	(104.4)%
Bank owned life insurance earnings	480	447	33	7.4%
Interchange fees	1,563	1,521	42	2.8%
Other	499	616	(117)	(19.0)%
	$6,850	$6,439	$411	6.4%

Noninterest income for the year ended December 31, 2015 increased $0.4 million to $6.8 million as compared to $6.4 million for the year ended December 31, 2014. The increase in noninterest income during 2015 as compared with 2014 was primarily due to an increase in gains on the sale of loans held-for-sale, partially offset by a decrease in gains on the sale of portfolio loans (included in Other in the table above) and gains on the sale of securities available-for-sale.

For the year ended December 31, 2015, gains on sales of mortgage loans held-for-sale was $882,000, deferred fees on mortgage loans held-for-sale was $103,000, gains on sales of SBA loans held-for-sale was $587,000 and net gains recognized for the servicing of SBA loans held-for-sale was $84,000. By comparison, for the year ended December 31, 2014, gains on sales of mortgage loans held-for-sale was $180,000, deferred fees on mortgage loans held-for-sale was $5,000, gains on sales of SBA loans held-for-sale was $632,000 and net gains recognized for the servicing of SBA loans held-for-sale was $57,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2015 and 2014 were as follows:

			Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$12,457	$10,582	$1,875	17.7%
Occupancy and equipment	2,133	1,935	198	10.2%
FDIC insurance premiums	677	1,206	(529)	(43.9)%
Foreclosed assets, net	643	245	398	162.4%
Data processing	1,828	1,436	392	27.3%
Outside professional services	1,801	1,692	109	6.4%
Collection expense and repossessed asset losses	464	530	(66)	(12.5)%
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	5,188	-	5,188	n/a
Other	3,751	3,843	(92)	(2.4)%
	$28,942	$21,469	$7,473	34.8%

Noninterest expense increased $7.5 million to $29.0 million for the year ended December 31, 2015 from $21.5 million for the year ended December 31, 2014. The increase in noninterest expense during 2015 as compared with 2014 primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, as well as an increase in compensation and benefits, primarily due to an increase in headcount to support the Company’s growth initiatives, data processing and foreclosed asset expenses, primarily due to an $0.5 million OREO write-down in December 2015, partially offset by lower FDIC insurance costs.

With the Company’s strengthened capital position, management expects to maintain its lower levels of risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $9.5 million in income tax benefit for the year ended December 31, 2015 and recorded no income tax expense for the year ended December 31, 2014. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Deferred Income Taxes on page 68 and in Note 14. Income Taxes of the Notes contained in this Report.

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

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the year ended December 31, 2014, as compared to the year ended December 31, 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

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

The average balance of loans declined due to the reduction in warehouse loans held-for-investment outstanding, partially offset by an increase in portfolio loans and held-for-sale loans outstanding. Originations of warehouse loans held-for-investment decreased during the year ended December 31, 2014, while the weighted average number of days outstanding for warehouse loans held-for-investment was flat in 2014, as compared to 2013, resulting in reduced interest income and decreased fee income. The decrease in originations of warehouse loans held-for-investment was the result of a slowdown in home purchase and refinance volume, primarily due to fluctuations in the interest rate environment.

Interest income earned on securities increased $0.9 million to $3.5 million for the year ended December 31, 2014 from $2.6 million for the year ended December 31, 2013. This increase was due to an increase in the average balance of investment securities of $10.6 million to $175.9 million for the year ended December 31, 2014, higher yields on reinvested securities, and decreased amortization of purchase premiums due to lower prepayments. After our capital raise in December 2013, management had sought to change the mix of the Company’s interest-earning assets by redeploying excess liquidity maintained in the past to grow its portfolio loans, while still meeting liquidity targets.

Interest Expense

Interest expense declined by $2.2 million to $10.5 million for the year ended December 31, 2014, from $12.7 million for the year ended December 31, 2013, primarily due to the decrease in interest expense on deposits and repurchase agreements. The decrease in interest expense on deposits for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to lower average balances in certificates of deposit and lower average rates paid on those deposits. The average cost of deposits, including noninterest-bearing deposits, decreased 12 basis points to 0.55% for the year ended December 31, 2014, as compared to 0.67% for the year ended December 31, 2013. The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.65% for the year ended December 31, 2014, down from 1.83% for the year ended December 31, 2013, primarily due to the lower cost of deposits, repurchase agreements and FHLB advances. However, the Bank’s cost of funds was elevated relative to the interest rate environment due to the structured rates associated with the repurchase agreements and FHLB advances which were at interest rates significantly above market rates.

Net Interest Income

Net interest income was $17.6 million for the year ended December 31, 2014, and $16.1 million for the year ended December 31, 2013. The increase in portfolio loans and held-for-sale loans outstanding, and the impact of higher interest rates on funds reinvested in investment securities, and decreased interest expense for deposits and repurchase agreements was partially offset by the decrease in warehouse loans held-for-investment outstanding. Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 23 basis points to 2.41% for the year ended December 31, 2014, as compared to 2.18% for the year ended December 31, 2013. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 30 basis point to 2.61% for the year ended December 31, 2014, as compared to 2.31% for the year ended December 31, 2013. The increase in the net interest rate spread primarily reflected the positive impact from increasing balances in portfolio loans and held-for-sale loans on interest income and the positive impact from declining high fixed-interest rate debt balances on interest expense, partially offset by the negative impact from declining balances in warehouse loans held-for-investment on interest income. After our capital raise in December 2013, management had sought to change the mix of the Company’s interest-earning assets to increase higher yielding asset balances, while still meeting liquidity needs.

Provision for Portfolio Loan Losses

Provision expense was $1.3 million and $7.0 million during the years ended December 31, 2014 and 2013, respectively. The decline in the provision expense during 2014 as compared to 2013, reflected lower charge-offs, low levels of performing loans becoming nonperforming loans, and a decline in early-stage delinquencies of one- to four-family residential and home equity loans.

Net charge-offs for the year ended December 31, 2014 were $1.1 million as compared to $11.0 million for the year ended December 31, 2013. The decrease in net charge-offs in 2014 as compared to 2013, primarily reflected the improving economy in our market areas, including, but not limited to, lower unemployment rates and higher property values. During 2014 as compared to 2013, the Company recorded $4.5 million less in charge-offs related to one- to four-family residential loans and home equity loans, $2.3 million less in charge-offs for collateral-dependent commercial real estate property, $0.9 million less in charge-offs related to manufactured home loans, $0.7 million less in charge-offs related to commercial business loans, $0.6 million less in charge-offs related to residential land loans, and $0.5 million less in charge-offs related to unsecured lines of credit.

Consistent with the Company’s policy to charge-down one- to four-family first mortgages and home equity loans to the estimated fair value of the collateral at the time the loan becomes nonperforming, net charge-offs in 2014 included $0.4 million of partial charge-offs as compared to $1.6 million during 2013.

Noninterest Income

The components of noninterest income for the years ended December 31, 2014 and 2013 were as follows:

			Increase / (Decrease)
	2014	2013	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$2,786	$2,988	$(202)	(6.8)%
Gain on sale of loans held-for-sale	864	692	172	24.9%
Gain on sale of securities available-for-sale	205	-	205	-
Bank owned life insurance earnings	446	380	66	17.4%
Interchange fees	1,521	1,571	(50)	(3.2)%
Other	617	697	(80)	(11.5)%
	$6,439	$6,328	$111	1.8%

Noninterest income for the year ended December 31, 2014 increased $0.1 million to $6.4 million as compared to $6.3 million for the year ended December 31, 2013. The increase in noninterest income was primarily due to an increase in the gain on sale of loans held-for-sale and the gain on sale of securities available-for-sale, partially offset by a decrease in service charges and fees.

For the year ended December 31, 2014, gains on sales of mortgage loans held-for-sale was $180,000, deferred fees on mortgage loans held-for-sale was $5,000, gains on sales of SBA loans held-for-sale was $632,000, and net gains recognized for the servicing of SBA loans held-for-sale was $57,000. For the year ended December 31, 2013, gains on sales of loans held-for-sale was entirely related to SBA loans held-for-sale, and included $47,000 in net gains recognized for the servicing of SBA loans held-for-sale.

The Company expected gains on sales of SBA loans held-for-sale to represent the majority of gains on loan sales as the Company continued to emphasize SBA lending. However, in the near term, management expected considerable growth in the business activity of internally originating mortgage loans to be sold.

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

Noninterest expense decreased $5.4 million to $21.5 million for the year ended December 31, 2014 from $26.9 million for the year ended December 31, 2013. The decrease in noninterest expense during 2014 as compared to 2013, primarily reflected costs associated with the bulk sale of nonperforming assets in the fourth quarter of 2013, lower outside professional services expense and data processing costs, both of which were elevated in 2013 as a result of the proposed merger that was rejected by stockholders in the second quarter of 2013, collection expenses, insurance costs, and taxes, partially offset by an increase in compensation and benefits.

With the Company’s strengthened capital position, management expected to further reduce its risk-related operating expenses, including OCC assessments, FDIC insurance costs, accounting costs, and director & officer insurance costs, as well as to continue at lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded no income tax expense for the years ended December 31, 2014 and 2013. The recognition of future tax benefits or the reversal of the valuation reserve was dependent upon the Company’s ability continue to generate future taxable income. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Deferred Income Taxes on page 68 and in Note 14. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 17 days during 2015 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management aggressively increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source. Consequently, the Bank’s average balance of cash and cash equivalents decreased to $42.2 million during the year ended December 31, 2015 from $55.0 million during the year ended December 31, 2014, and consistent with this strategy, management expects that cash and cash equivalents will continue to be at a lower level throughout 2016.

As of December 31, 2015 and 2014, the Company had additional borrowing capacity of $36.0 million and $11.5 million, respectively, with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of December 31, 2015, included the ability to borrow up to approximately $30.6 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta and $10.0 million of daylight overdraft capacity. Additionally, as of December 31, 2015, the Company had liquidity sources through four $5.0 million lines of credit, all with private financial institutions. As of December 31, 2015, the Bank has not borrowed against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned $5.0 million lines of credit. A $10.0 million line of credit for repurchase and reverse repurchase transactions was utilized on two separate occasions by the Company, once in the second quarter of 2015 and once in fourth quarter of 2015. In each instance, the borrowing was short-term in nature and the balance related to the borrowing in the second quarter of 2015 was fully repaid early in the third quarter of 2015. The balance related to the borrowing in the fourth quarter of 2015 remained outstanding as of December 31, 2015; however, this balance was fully repaid early in the first quarter of 2016. Unpledged investment securities were approximately $82.4 million and $29.3 million as of December 31, 2015 and December 31, 2014, respectively.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of December 31, 2015, the Bank had brokered deposits of $61.5 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of December 31, 2015, the Bank had deposits from this service of $15.5 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements, which had an outstanding balance of $10.0 million at December 31, 2015, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize the prepayment penalty amount using investment securities.

During 2015, cash and cash equivalents increased $1.2 million to $23.6 million as of December 31, 2015, as compared to $22.4 million as of December 31, 2014, due to the effective deployment of capital throughout 2015, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For 2015, cash from financing activities of $142.6 million and cash from operating activities of $2.6 million exceeded cash used in investing activities of $144.0 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1,093.4 million, proceeds from FHLB advances of $488.9 million, net increases in deposits of $115.0 million, proceeds from sales of loans held-for-sale of $46.0 million, proceeds from repurchase agreements of $20.0 million, proceeds from the redemption of FHLB stock of $18.3 million and proceeds from maturities and payments of investment securities of $17.0 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1,103.5 million, the repayment of FHLB advances of $403.7 million, the repayment of repurchase agreements of $76.3 million, the purchase of portfolio loans of $101.4 million, net increases in portfolio loans of $59.3 million (excluding the purchase of such loans), originations of loans held-for-sale of $39.2 million and the purchase of FHLB stock of $21.6 million.

During 2014, cash and cash equivalents decreased $91.8 million from $114.2 million as of December 31, 2013 to $22.4 million as of December 31, 2014, as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. For 2014, cash used in operating activities, investing activities, and financing activities totaled $16.5 million, $43.0 million, and $32.3 million, respectively. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $444.1 million, proceeds from FHLB advances of $95.0 million, proceeds from the sale of securities available-for-sale of $69.4 million, proceeds from maturities and payments of investment securities of $21.7 million, and proceeds from the sale of loans held-for-sale of $14.2 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $457.5 million, the repayment of FHLB advances of $81.3 million, the purchase of portfolio loans of $61.7 million, the purchase of securities available-for-sale of $44.0 million, the repayment of repurchase agreements of $26.5 million, net decreases in deposits of $19.3 million, and the origination of loans held-for-sale of $16.3 million.

Capital Resources

At December 31, 2015, stockholders’ equity totaled $80.7 million. During 2015 the Company’s Board of Directors declared no dividends. The decision to pay dividends in the future is dependent on operating results, and capital and liquidity requirements. As of December 31, 2015, the Company held no treasury stock. The Company suspended its share repurchase program in March 2009. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments, and capital requirements.

The Bank’s actual and required capital levels and ratios as of December 31, 2015 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2015
Total capital (to risk weighted assets)	$84.2	13.91%	$60.6	10.00%
Common equity tier 1 capital (to risk weighted assets)	76.7	12.66%	39.4	6.50%
Tier 1 capital (to risk weighted assets)	76.7	12.66%	48.4	8.00%
Tier 1 capital (to adjusted total assets)	76.7	9.49%	40.4	5.00%

The Bank’s capital classification under PCA defined levels as of December 31, 2015 was well-capitalized.

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

Off-Balance Sheet Arrangements

Neither the Company nor the Bank is currently participating in any material transaction that generates relationships with unconsolidated entities or financial partnerships, including variable interest entities, and neither the Company nor the Bank has any material retained or contingent interest in such entities or assets. As of December 31, 2015, we did not have material financial guarantee contracts that are reasonably likely to adversely affect our results of operations, financial condition, or cash flows. However, as a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations are not “off-balance sheet arrangements,” as defined in SEC rules, and although they represent our potential future cash requirements, a significant portion of those commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information regarding commitments to extend credit and unused lines of credit, see Note 13. Commitments and Contingencies of the Notes contained in this Report.

Future Accounting Pronouncements

See Note 2. Impact of Certain Accounting Pronouncements of the Notes contained in this Report for a discussion of recently issued or proposed accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Coast Financial Corporation

We have audited the accompanying consolidated balance sheets of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Miami, Florida

March 16, 2016

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in Thousands, Except Share Information)

	2015	2014

ASSETS
Cash and due from financial institutions	$6,108	$2,974
Short-term interest-earning deposits	17,473	19,424
Total cash and cash equivalents	23,581	22,398
Investment securities:
Securities available-for-sale	120,110	118,699
Securities held-to-maturity	-	17,919
Total investment securities	120,110	136,618
Portfolio loans, net of allowance of $7,745 in 2015 and $7,107 in 2014	603,507	446,870
Other loans:
Held-for-sale	6,591	7,219
Warehouse loans held-for-investment	44,074	33,972
Total other loans	50,665	41,191
Federal Home Loan Bank stock, at cost	9,517	6,257
Land, premises and equipment, net	15,472	14,505
Bank owned life insurance	17,070	16,590
Other real estate owned	3,232	3,908
Accrued interest receivable	2,107	1,924
Deferred tax assets, net	9,107	-
Other assets	2,830	16,237
Total assets	$857,198	$706,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$47,208	$41,283
Interest-bearing demand	105,159	65,718
Savings and money market	171,664	171,657
Time	231,790	162,122
Total deposits	555,821	440,780
Securities sold under agreements to repurchase	9,991	66,300
Federal Home Loan Bank advances	207,543	123,667
Accrued expenses and other liabilities	3,105	3,415
Total liabilities	776,460	634,162

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at December 31, 2015 and 2014	155	155
Additional paid-in capital	100,458	100,604
Common stock held by:
Employee stock ownership plan shares of 71,857 at December 31, 2015 and 76,647 at December 31, 2014	(1,561)	(1,665)
Benefit plans	(248)	(297)
Retained deficit	(16,734)	(24,452)
Accumulated other comprehensive loss	(1,332)	(2,009)
Total stockholders’ equity	80,738	72,336
Total liabilities and stockholders’ equity	$857,198	$706,498

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

(Dollars in Thousands, Except Share Information)

	2015	2014
Interest and dividend income:
Loans, including fees	$26,705	$24,200
Securities and interest-earning deposits in other financial institutions	3,091	3,935
Total interest and dividend income	29,796	28,135
Interest expense:
Deposits	2,426	2,489
Securities sold under agreements to repurchase	1,541	3,474
Federal Home Loan Bank advances	4,719	4,549
Total interest expense	8,686	10,512
Net interest income	21,110	17,623
Provision for portfolio loan losses	807	1,266
Net interest income after provision for portfolio loan losses	20,303	16,357

Noninterest income:
Service charges and fees	2,747	2,786
Gain on sale of loans held-for-sale	1,570	864
Gain (loss) on sale of securities available-for-sale	(9)	205
Bank owned life insurance earnings	480	447
Interchange fees	1,563	1,521
Other	499	616
Total noninterest income	6,850	6,439

Noninterest expense:
Compensation and benefits	12,457	10,582
Occupancy and equipment	2,133	1,935
Federal Deposit Insurance Corporation insurance premiums	677	1,206
Foreclosed assets, net	643	245
Data processing	1,828	1,436
Outside professional services	1,801	1,692
Collection expense and repossessed asset losses	464	530
Securities sold under agreements to repurchase prepayment penalties	5,188	-
Other	3,751	3,843
Total noninterest expense	28,942	21,469

Income (loss) before income tax expense	(1,789)	1,327
Income tax benefit	(9,507)	-
Net income	$7,718	$1,327

Earnings per common share:
Basic	$0.50	$0.09
Diluted	$0.50	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
Net income	$7,718	$1,327

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains arising during the period	1,068	5,755
Less reclassification adjustments for losses (gains) recognized in income	9	(205)
Net unrealized gains	1,077	5,550
Income tax effect	(400)	-
Net of tax effect	677	5,550

Total other comprehensive income	677	5,550

Comprehensive income	$8,395	$6,877

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

(Dollars in Thousands, Except Share Information)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)	-	-	-	-	(112)
Employee stock ownership plan shares earned, 4,790 shares	-	(84)	104	-	-	-	20
Management restricted stock expense	-	3	-	-	-	-	3
Stock options expense	-	23	-	-	-	-	23
Distribution from Rabbi Trust	-	(20)	-	20	-	-	-
Net income	-	-	-	-	1,327	-	1,327
Other comprehensive income	-	-	-	-	-	5,550	5,550
Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 4,790 shares	-	(81)	104	-	-	-	23
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	12	-	-	-	-	12
Distribution from Rabbi Trust	-	(79)	-	49	-	-	(30)
Net income	-	-	-	-	7,718	-	7,718
Other comprehensive income	-	-	-	-	-	677	677
Balance at December 31, 2015	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014

Cash flows from operating activities:
Net income	$7,718	$1,327
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	807	1,266
Gain on sale of portfolio loans	-	(114)
Gain on sale of loans held-for-sale	(1,570)	(864)
Originations of loans held-for-sale	(39,208)	(16,269)
Proceeds from sales of loans held-for-sale	45,957	14,158
Foreclosed assets, net	643	245
Loss (gain) on sale of securities available-for-sale	9	(205)
Loss on disposal of equipment	63	-
Employee stock ownership plan compensation expense	23	20
Share-based compensation expense	14	26
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(1,519)	(1,154)
Depreciation expense	899	642
Deferred tax benefit	(9,507)	-
Net change in cash surrender value of bank owned life insurance	(480)	(447)
Net change in accrued interest receivable	(183)	(98)
Net change in other assets	(719)	(13,257)
Net change in accrued expenses and other liabilities	(310)	(1,795)
Net cash provided by (used in) operating activities	2,637	(16,519)

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	17,009	21,678
Proceeds from sales of securities available-for-sale	14,126	69,403
Purchase of securities available-for-sale	-	(44,039)
Funding of warehouse loans held-for-investment	(1,103,537)	(457,533)
Proceeds from repayments of warehouse loans held-for-investment	1,093,435	444,084
Purchase of portfolio loans	(101,390)	(61,660)
Proceeds from sales of portfolio loans	-	475
Net change in portfolio loans	(59,277)	(16,258)
Expenditures on premises and equipment	(2,241)	(894)
Proceeds from disposal of premises and equipment	312	-
Proceeds from sale of other real estate owned	791	2,108
Purchase of Federal Home Loan Bank stock	(21,568)	(1,545)
Redemption of Federal Home Loan Bank stock	18,308	1,167
Net cash used in investing activities	(144,032)	(43,014)

Cash flows from financing activities:
Net change in deposits	115,041	(19,318)
Proceeds from securities sold under agreements to repurchase	19,991	-
Repayment of securities sold under agreements to repurchase	(76,300)	(26,500)
Proceeds from Federal Home Loan Bank advances	488,925	95,000
Repayment of Federal Home Loan Bank advances	(403,667)	(81,333)
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	(1,382)	-
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)
Shares purchased for and distributions from Rabbi Trust	(30)	-
Net cash provided by (used in) financing activities	142,578	(32,263)

Net increase (decrease) in cash and cash equivalents	1,183	(91,796)
Cash and cash equivalents, beginning of year	22,398	114,194
Cash and cash equivalents, end of year	$23,581	$22,398

Supplemental disclosures of cash flow information:
Interest paid	$9,411	$10,813
Income taxes paid	-	394

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$758	$1,036
Loans transferred to held-for-sale	6,366	2,588
Loans transferred to portfolio	1,815	-
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the year	400	-
Reclassification of investment securities to securities available-for-sale	(16,096)	-
Reclassification of investment securities from securities held-to-maturity	16,096	-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying consolidated financial statements (the Financial Statements) and these notes to consolidated financial statements (these Notes) include Atlantic Coast Financial Corporation (the Company), a Maryland corporation, and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). The Company is 100% owned by public stockholders and the Bank is 100% owned by the Company. The principal activity of the Company is the ownership of the Bank’s common stock, as such, the terms “Company” and “Bank” are used interchangeably throughout these Notes.

All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated balance sheets as of December 31, 2015 and 2014, and the consolidated financial statements for the years ended December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Nature of Operations

The Bank provides a broad range of banking services to individual and business customers primarily in Northeast Florida, Central Florida and Southeast Georgia. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand, savings and money market demand, and time deposit accounts, and its primary lending products are commercial real estate loans, consumer loans, residential mortgages and home equity loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. There are no significant concentrations of loans to any one industry or customer. However, any customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Years Ended December 31, 2015 and 2014

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

Restrictions on Cash

The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve Bank of Atlanta as of December 31, 2015 and 2014 to meet regulatory reserve and clearing requirements. There were no restrictions on cash as of December 31, 2015 and 2014.

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

Years Ended December 31, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities (continued)

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the years ended December 31, 2015 and 2014.

Portfolio Loans

Portfolio loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at the principal balance outstanding, net of unearned loan fees and costs, premiums on loans purchased, and an allowance for portfolio loan losses. The Bank may also purchase portfolio loans that conform to our underwriting standards, principally one- to four-family residential mortgages, in the form of whole loans for interest rate risk management and portfolio diversification and to supplement our organic growth.

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

Accrual of interest income on all portfolio loans is discontinued, and the loan is placed on nonperforming status at the time any such portfolio loan is 90 days delinquent unless the credit is well secured and in process of collection. Past due status is based on the contractual terms of the portfolio loan. In all cases, portfolio loans are placed on nonperforming status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Years Ended December 31, 2015 and 2014

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

Although the real estate values in our markets have recovered, as well as the improvement in the U.S. economy in general, we believe it is still possible that collateral for certain nonperforming one- to four-family residential and home equity loans, will not be sufficient to fully repay such loans. Therefore, the Company charges one- to four-family residential and home equity loans down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. This process accelerates the recognition of charge-offs on one- to four-family residential and home equity loans, but has no impact on the impairment evaluation process.

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

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. If the real estate market deteriorates and the value of residential real estate declines, there is a potential risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Multi-family residential real estate loans generally involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans. Multi-family residential real estate loans involve a greater degree of credit risk as compared to residential real estate loans due to the reliance on the successful operation of the project. These are also more sensitive to adverse economic conditions.

•	Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Land loans involve a greater degree of credit risk as compared to residential real estate loans due to the lack of cash flow and reliance on the borrower’s financial capacity. These are also more sensitive to adverse economic conditions

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

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

Years Ended December 31, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Portfolio Loan Losses (continued)

The specific loss component of the allowance generally relates to portfolio loans that have been classified as doubtful, substandard, or special mention according to the Company’s internal asset risk classification system. Substandard portfolio loans include those characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. Portfolio loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Portfolio loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be special mention. Risk ratings are updated any time the facts and circumstances warrant.

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

Years Ended December 31, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Portfolio Loan Losses (continued)

Portfolio loans are charged off against the allowance account when the following conditions are present:

Real Estate Loans

•	One- to four-family residential loans are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. Impairment allowances on nonperforming collateral-dependent loans, particularly one- to four-family residential loans, may not be recoverable and represent a potential loss, depending on real estate values in our markets and the U.S. economy in general. Therefore, this process accelerates the recognition of charge-offs, but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance once a property is foreclosed or a short sale occurs.

•	Multi-family residential real estate loans, commercial real estate loans, and land loans typically have specific reserves established once a loan is classified as substandard or impaired unless the collateral is adequate to cover the balance of the loan plus selling costs. Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

Real Estate Construction Loans

•	Real estate construction loans include one- to four-family, commercial and acquisition and development loans. These loans typically have specific reserves established once a loan is classified as substandard or impaired unless the collateral is adequate to cover the balance of the loan plus selling costs. Generally, the specific reserve on a loan will be charged off once the property has been foreclosed and title to the property transferred to the Bank.

Other Portfolio Loans

•	First lien position home equity loans are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. In the case of second lien position loans, the entire loan balance is charged off at 90 days past due. Impairment allowances on nonperforming collateral-dependent loans, particularly one- to four-family residential loans, may not be recoverable and represent a potential loss, depending on real estate values in our markets and the U.S. economy in general. Therefore, this process accelerates the recognition of charge-offs, but has no impact on the impairment evaluation procedures. Additional losses, if any, are charged off against the allowance once a property is foreclosed or a short sale occurs.

•	Consumer loans, including auto, manufactured housing, unsecured, and other secured loans, are charged-off, net of expected recovery, when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan. Loans with non-real estate collateral are written down to the value of the collateral, less cost to sell, when repossession of collateral has occurred.

•	Commercial loans secured by business assets, including inventory and receivables, will typically have specific reserves established once a loan is classified as substandard or impaired. The specific reserve will be charged off once the outcomes of attempts to legally collect the collateral are known and have been exhausted.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Troubled Debt Restructurings

Portfolio loans for which the terms have been modified and a concession given as a result of the borrower’s financial difficulties are classified as TDRs and, consequently, as impaired loans. TDRs are measured for impairment based upon the present value of estimated future cash flows using the loan’s interest rate at inception of the loan or the appraised value of the collateral if the loan is collateral dependent. Impairment of homogeneous portfolio loans, such as one- to four-family residential loans, that have been modified as TDRs is calculated in the aggregate based on the present value of estimated future cash flows. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a TDR in the year of restructure and until the loan has performed for twelve months in accordance with the modified terms. The policy for returning a nonperforming portfolio loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, portfolio loans which are nonperforming prior to modification continue to be accounted for as nonperforming portfolio loans until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months, and are reported as impaired nonperforming portfolio loans.

Other Loans (Loans Held-for-Sale and Warehouse Loans Held-for-Investment)

Other loans are comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA loans held-for-sale), and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment).

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

The Company originates SBA loans held-for-sale through the 7(a) Program and the 504 Program of the SBA. SBA loans held-for-sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. The 7(a) loans are guaranteed up to 75% of the loan amount up to maximum guaranty cap of $3,750,000. The Company’s average SBA loan size is $426,000. The Company typically sells the guaranteed portion of the 7(a) loans to investors, while maintaining the servicing rights. These loans are non-recourse to the lender, other than an allegation of fraud or misrepresentation on the part of the lender. In the 504 program, the Company, the SBA and the borrower are in various lien positions. The typical structure of a 504 loan is the Bank is at a 50% loan-to-value (LTV), the SBA is in second position at 40% LTV, while the remaining 10% is an equity contribution from the borrower.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

A majority of the Company’s business activity is with customers located in Northeast Florida, Central Florida and Southeast Georgia. Additionally, an estimated 76% of the Company’s portfolio loans are originated with borrowers in Florida and Georgia, with most of those originations occurring in Northeast Florida, Central Florida and Southeast Georgia. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in Northeast Florida, Central Florida and Southeast Georgia.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (the FHLB) of Atlanta. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock has no quoted market value, is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of cost. Both cash and stock dividends issued by the FHLB are reported as income.

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

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain employees. Bank owned life insurance (BOLI) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Office of the Comptroller of the Currency (the OCC) has a policy to restrict federal savings institutions from investing more than 25% of total capital in bank owned life insurance without first notifying and obtaining authorization from the OCC. The Bank was in compliance with this policy as of December 31, 2015.

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

Years Ended December 31, 2015 and 2014

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

The Company recognizes interest expense and penalties related to income tax matters, if any, in income tax expense.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the basic weighted average number of common shares and common stock equivalents outstanding for the period. The basic weighted average common shares and common stock equivalents are computed using the treasury stock method. The basic weighted average common shares and common stock equivalents outstanding for the period are adjusted for average unallocated employee stock ownership plan (ESOP) shares, average director’s deferred compensation shares and average unearned restricted stock awards. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period increased for the dilutive effect of unvested stock options and stock awards. The dilutive effect of the unvested stock options and stock awards is calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Dividends

Banking regulations require the Company and the Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (or loss). Other comprehensive income (or loss) includes the net change in unrealized appreciation and depreciation on investment securities available-for-sale, net of taxes, which are recognized as separate components of equity, and the amount of the total OTTI related to factors other than credit loss, net of taxes, which are recognized as separate components of equity.

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

Employee Stock Ownership Plan

Since the Company sponsors ESOP with an employer loan, neither the ESOP's loan payable or the Company's loan receivable are reported in the Company's consolidated balance sheet. Likewise, the Company does not recognize interest income or interest cost on the loan. Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders' equity. As shares are committed to be released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period. Dividends on allocated ESOP shares reduce retained earnings. Dividends on unearned ESOP shares are used to reduce the ESOP loan balance at the Company.

The Company loaned $0.7 million to a trust for the ESOP, enabling it to purchase 68,434 shares of common stock for allocation under the ESOP.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

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

Recently Issued Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet, as well as disclose key information regarding leasing arrangements. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of adopting this standard on the Financial Statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

Recently Issued Standards Not Yet Adopted (continued)

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

On December 18, 2015, the Bank purchased $44.9 million of multi-family mortgages, comprised entirely of loans in New York and Pennsylvania, from Customers Bank for $45.3 million, at a premium of 1.00%. Additionally, on September 29, 2015, the Bank purchased $35.7 million of multi-family mortgages, comprised entirely of loans in New Jersey, New York and Pennsylvania, from Customers Bank for $36.1 million, at a premium of 1.00%. These loan purchase transactions were made in the ordinary course of the Bank’s business, on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features.

On March 27, 2015, the Bank entered into three $10.0 million participation agreements related to warehouse loans held-for-investment with Customers Bank (collectively, the Customers Participation Agreements). Under the Customers Participation Agreements, the Bank has an interest in existing lines of credit related to warehouse loans held-for-investment currently serviced by Customers Bank.

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. As of December 31, 2015, there was no outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements. During the year ended December 31, 2015, the Bank earned $0.2 million of interest income related to the Customers Participation Agreements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 3. TRANSACTIONS WITH RELATED PARTIES (continued)

Transactions between Atlantic Coast Bank and Customers Bank (continued)

On March 26, 2014, the Bank purchased $16.2 million of one- to four-family mortgages, comprised entirely of loans within its markets, from Customers Bank for $16.5 million, at a premium of 1.75%. This loan purchase transaction was made in the ordinary course of the Bank’s business, on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2015
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,871	$-	$4,871	$-
State and municipal	5,142	-	5,142	-
Mortgage-backed securities – residential	101,654	-	101,654	-
Collateralized mortgage obligations – U.S. Government	8,443	-	8,443	-
Total	$120,110	$-	$120,110	$-

December 31, 2014
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,738	$-	$4,738	$-
State and municipal	5,083	-	5,083	-
Mortgage-backed securities – residential	98,514	-	98,514	-
Collateralized mortgage obligations – U.S. Government	10,364	-	10,364	-
Total	$118,699	$-	$118,699	$-

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 4. FAIR VALUE (continued)

There were no Level 3 investments measured on a recurring basis as of December 31, 2015 and 2014, and there were no transfers into or out of Level 3 investments during the years ended December 31, 2015 and 2014. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

December 31, 2015
Assets:
Other real estate owned	$3,232	$-	$-	$3,232
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	-	-	200

December 31, 2014
Assets:
Other real estate owned	$3,908	-	-	$3,908

Quantitative information about Level 3 fair value measurements as of December 31, 2015 and 2014 is summarized below:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)
December 31, 2015
Assets:
Other real estate owned	$3,232	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 32.4% (4.5%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% (0.0%)
			Liquidation expenses	10.0% (10.0%)

December 31, 2014
Assets:
Other real estate owned	$3,908	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 38.8% (4.4%)
			Liquidation expenses	10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 4. FAIR VALUE (continued)

All of the Company’s assets measured at fair value on a nonrecurring basis were measured using a sales approach as of December 31, 2015 and 2014. There are no liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the years ended December 31, 2015 and 2014 were $605,000 and $13,000, respectively. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of December 31, 2015 and 2014 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

December 31, 2015
Assets:
Cash and due from financial institutions	$6,108	$6,108	$6,108	$-	$-
Short-term interest-earning deposits	17,473	17,473	17,473	-	-
Portfolio loans, net	603,507	617,487	-	617,287	200
Loans held-for-sale	6,591	6,948	-	6,948	-
Warehouse loans held-for-investment	44,074	44,074	-	44,074	-
Federal Home Loan Bank stock, at cost	9,517	9,517	-	-	9,517
Bank owned life insurance	17,070	17,087	-	17,087	-
Accrued interest receivable	2,107	2,107	-	2,107	-
Liabilities:
Deposits	555,821	557,635	-	557,635	-
Securities sold under agreements to repurchase	9,991	9,991	-	9,991	-
Federal Home Loan Bank advances	207,543	210,520	-	210,520	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	81	81	-	81	-

December 31, 2014
Assets:
Cash and due from financial institutions	$2,974	$2,974	$2,974	$-	$-
Short-term interest-earning deposits	19,424	19,424	19,424	-	-
Securities held-to-maturity	17,919	17,886	-	17,886	-
Portfolio loans, net	446,870	480,839	-	480,839	-
Loans held-for-sale	7,219	7,848	-	7,848	-
Warehouse loans held-for-investment	33,972	33,972	-	33,972	-
Federal Home Loan Bank stock, at cost	6,257	6,257	-	-	6,257
Bank owned life insurance	16,590	16,614	-	16,614	-
Accrued interest receivable	1,924	1,924	-	1,924	-
Liabilities:
Deposits	440,780	441,004	-	441,004	-
Securities sold under agreements to repurchase	66,300	72,533	-	72,533	-
Federal Home Loan Bank advances	123,667	131,005	-	131,005	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	806	806	-	806	-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on market prices of similar securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse loans held-for-investment, due to the rapid repayment of the loans (generally less than 30 days). Fair value of BOLI is based on the insurance contract cash surrender value or quoted market prices of the underlying securities or similar securities. Fair value of the FHLB advances and securities sold under agreements to repurchase (repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of December 31, 2015 and 2014.

NOTE 6. INVESTMENT SECURITIES

On February 18, 2016, the Bank sold a portion of its investment securities portfolio. Included in the sale was $15.8 million of investment securities previously classified as held-to-maturity. As a result, the investment securities were reclassified from held-to-maturity to available-for-sale as of December 31, 2015. The reclassification was made based on the underlying fair value of the investment securities as of December 31, 2015, which was $16.8 million, and resulted in $0.7 million of unrealized gains ($0.4 million net of tax effect), which are reflected in the Financial Statements as a component of other comprehensive income. The sale of these investment securities was executed due to favorable conditions not foreseen at the initial purchase date. The Bank does not expect to acquire investment securities, with the intent to hold to maturity, in the near future. At December 31, 2015, $120.1 million of investment securities, representing the entire balance in investment securities, were classified as available-for-sale.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of December 31, 2015 and 2014:

	Amortized Cost	Unrealized/ Unrecognized Gains	Unrealized/ Unrecognized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

December 31, 2015
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(129)	$4,871	$4,871
State and municipal	5,048	94	-	5,142	5,142
Mortgage-backed securities – residential	102,277	726	(1,349)	101,654	101,654
Collateralized mortgage obligations – U.S. Government	8,711	-	(268)	8,443	8,443
Total securities available-for-sale	$121,036	$820	$(1,746)	$120,110	$120,110

December 31, 2014
Securities available-for-sale:
U.S. Government – sponsored enterprises	$5,000	$-	$(262)	$4,738	$4,738
State and municipal	5,071	20	(8)	5,083	5,083
Mortgage-backed securities – residential	99,861	28	(1,375)	98,514	98,514
Collateralized mortgage obligations – U.S. Government	10,776	-	(412)	10,364	10,364
Total securities available-for-sale	120,708	48	(2,057)	118,699	118,699
Securities held-to-maturity (1):
Mortgage-backed securities – residential	17,919	-	(33)	17,886	17,919
Total securities held-to-maturity	17,919	-	(33)	17,886	17,919
Total investment securities	$138,627	$48	$(2,090)	$136,585	$136,618

(1)	Investment securities held-to-maturity are carried at amortized cost.

The amortized cost and fair value of investment securities, segregated by contractual maturity as of December 31, 2015, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	423	423
Due from more than five to ten years	2,803	2,861
Due after ten years	1,822	1,858
U.S. Government-sponsored enterprises	5,000	4,871
Mortgage-backed securities – residential	102,277	101,654
Collateralized mortgage obligations – U.S. Government	8,711	8,443
	$121,036	$120,110

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 6. INVESTMENT SECURITIES (continued)

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities, both available-for-sale and held-to-maturity with unrealized losses as of December 31, 2015 and 2014, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2015
U.S. Government – sponsored enterprises	$-	$-	$4,871	$(129)	$4,871	$(129)
State and municipal (1)	423	-	-	-	423	-
Mortgage-backed securities – residential	25,578	(106)	51,936	(1,243)	77,514	(1,349)
Collateralized mortgage obligations – U.S. Government	-	-	8,443	(268)	8,443	(268)
	$26,001	$(106)	$65,250	$(1,640)	$91,251	$(1,746)

December 31, 2014
U.S. Government – sponsored enterprises	$-	$-	$4,738	$(262)	$4,738	$(262)
State and municipal	1,836	(8)	-	-	1,836	(8)
Mortgage-backed securities – residential (2)	14,230	(172)	93,779	(1,236)	108,009	(1,408)
Collateralized mortgage obligations – U.S. Government	-	-	10,364	(412)	10,364	(412)
	$16,066	$(180)	$108,881	$(1,910)	$124,947	$(2,090)

(1)	The state and municipal unrealized losses are less than $500 and, therefore, are rounded to zero in this table.
(2)	Investment securities held-to-maturity, included in mortgage-backed securities – residential, are carried at amortized cost.

The decrease in unrealized losses during 2015 is due to an increase in interest rates. The 10-year treasury rate as of December 31, 2015 and 2014 was 2.27% and 2.17%, respectively.

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2015, the Company’s security portfolio consisted of 34 securities available-for-sale, 21 of which were in an unrealized loss position. Nearly all unrealized losses were related to debt securities whose underlying collateral is residential mortgages. However, all of these debt securities were issued by government sponsored organizations, as discussed below.

As of December 31, 2015, $115.0 million, or approximately 95.7% of the debt securities held by the Company, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions the U.S. government has affirmed its commitment to support. The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities, other than those securities sold at a gain on February 18, 2016, and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2015.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of December 31, 2015 and 2014 and did not record OTTI related to such securities during 2015 and 2014.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 6. INVESTMENT SECURITIES (continued)

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $15.1 million and $89.7 million for the years ended December 31, 2015 and 2014, respectively. No gross gains were realized during the year ended December 31, 2015. Gross losses of $9,000 were realized during the year ended December 31, 2015. The net loss on sale of securities available-for-sale for the year ended December 31, 2015, includes $9,000 of accumulated other comprehensive loss reclassifications from unrealized holding gains. Gross gains of $355,000 were realized during the year ended December 31, 2014. Gross losses of $150,000 were realized during the year ended December 31, 2014. The net gain on sale of securities available-for-sale for the year ended December 31, 2014, includes $205,000 of accumulated other comprehensive income reclassifications from unrealized holding gains.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at December 31, 2015, and $14.1 million in unsettled investment securities transactions at December 31, 2014, which is reported on the consolidated balance sheets in other assets.

Proceeds from payments, maturities, and calls of securities held-to-maturity were $1.9 million and $1.4 million for the years ended December 31, 2015 and 2014. The Company did not sell any investment securities classified as held-to-maturity during the years ended December 31, 2015 and 2014. However, on February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity.

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of December 31, 2015 and 2014:

	2015	% of Total Loans	2014	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$276,286	45.8%	$237,151	53.0%
Multi-family	83,442	13.9%	2,999	0.7%
Commercial	61,613	10.2%	50,322	11.3%
Land	16,472	2.7%	11,681	2.6%
Total real estate loans	437,813	72.6%	302,153	67.6%

Real estate construction loans:
One- to four-family	22,526	3.7%	2,580	0.6%
Commercial	12,527	2.1%	2,939	0.6%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	35,053	5.8%	5,519	1.2%

Other portfolio loans:
Home equity	41,811	6.9%	46,343	10.4%
Consumer	44,506	7.4%	49,854	11.2%
Commercial	44,076	7.3%	43,119	9.6%
Total other portfolio loans	130,393	21.6%	139,316	31.2%

Total portfolio loans	603,259	100.0%	446,988	100.0%

Allowance for portfolio loan losses	(7,745)		(7,107)
Net deferred portfolio loan costs	5,465		5,122
Premiums and discounts on purchased loans, net	2,528		1,867

Portfolio loans, net	$603,507		$446,870

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of December 31, 2015 and 2014:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

December 31, 2015
Real estate loans:
One- to four-family	$271,340	$2,079	$1,065	$1,802	$4,946	$276,286
Multi-family	83,442	-	-	-	-	83,442
Commercial	61,485	-	-	128	128	61,613
Land	16,431	41	-	-	41	16,472
Total real estate loans	432,698	2,120	1,065	1,930	5,115	437,813

Real estate construction loans:
One- to four-family	22,526	-	-	-	-	22,526
Commercial	12,527	-	-	-	-	12,527
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	35,053	-	-	-	-	35,053

Other portfolio loans:
Home equity	40,966	643	99	103	845	41,811
Consumer	43,429	616	181	280	1,077	44,506
Commercial	43,574	-	383	119	502	44,076
Total other portfolio loans	127,969	1,259	663	502	2,424	130,393

Total portfolio loans	$595,720	$3,379	$1,728	$2,432	$7,539	$603,259

December 31, 2014
Real estate loans:
One- to four-family	$233,654	$923	$338	$2,236	$3,497	$237,151
Multi-family	2,999	-	-	-	-	2,999
Commercial	49,478	343	-	501	844	50,322
Land	11,570	-	111	-	111	11,681
Total real estate loans	297,701	1,266	449	2,737	4,452	302,153

Real estate construction loans:
One- to four-family	2,580	-	-	-	-	2,580
Commercial	2,939	-	-	-	-	2,939
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	5,519	-	-	-	-	5,519

Other portfolio loans:
Home equity	45,363	650	118	212	980	46,343
Consumer	49,255	363	51	185	599	49,854
Commercial	42,797	-	-	322	322	43,119
Total other portfolio loans	137,415	1,013	169	719	1,901	139,316

Total portfolio loans	$440,635	$2,279	$618	$3,456	$6,353	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of December 31, 2015 and 2014 were $4.2 million and $4.5 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of December 31, 2015 and 2014. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans. Nonperforming portfolio loans exclude TDRs, which are classified as impaired.

The following table presents performing and nonperforming portfolio loans by class of loans as of December 31, 2015 and 2014:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

December 31, 2015
Real estate loans:
One- to four-family	$273,354	$2,932	$276,286
Multi-family	83,442	-	83,442
Commercial	61,485	128	61,613
Land	16,428	44	16,472
Total real estate loans	434,709	3,104	437,813

Real estate construction loans:
One- to four-family	22,526	-	22,526
Commercial	12,527	-	12,527
Acquisition and development	-	-	-
Total real estate construction loans	35,053	-	35,053

Other portfolio loans:
Home equity	41,382	429	41,811
Consumer	44,083	423	44,506
Commercial	43,807	269	44,076
Total other portfolio loans	129,272	1,121	130,393

Total portfolio loans	$599,034	$4,225	$603,259

December 31, 2014
Real estate loans:
One- to four-family	$234,301	$2,850	$237,151
Multi-family	2,999	-	2,999
Commercial	49,821	501	50,322
Land	11,570	111	11,681
Total real estate loans	298,691	3,462	302,153

Real estate construction loans:
One- to four-family	2,580	-	2,580
Commercial	2,939	-	2,939
Acquisition and development	-	-	-
Total real estate construction loans	5,519	-	5,519

Other portfolio loans:
Home equity	46,131	212	46,343
Consumer	49,315	539	49,854
Commercial	42,797	322	43,119
Total other portfolio loans	138,243	1,073	139,316

Total portfolio loans	$442,453	$4,535	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The Company utilizes an internal asset classification system for multi-family, commercial and land portfolio loans as a means of reporting problem and potential problem loans. Under the risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard” or “Doubtful”, which correspond to risk ratings five, six and seven, respectively. Portfolio loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated five. Substandard portfolio loans, or risk rated six, include those characterized by the distinct possibility the Company may sustain some loss if the deficiencies are not corrected. Portfolio loans classified as Doubtful, or risk rated seven, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Generally, the Company reviews all revolving credit relationships, regardless of amount, and any other loan relationship in excess of $500,000 on an annual basis. However, risk ratings are updated any time the facts and circumstances warrant.

The Company evaluates residential and consumer portfolio loans based on whether the loans are performing or nonperforming, as well as other factors. Residential loans are charged down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. Consumer loans, including automobile, manufactured housing, unsecured, and other secured loans are charged-off, net of expected recovery, when the loan becomes significantly past due over a range of up to 180 days, depending on the type of loan.

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of December 31, 2015 and 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

December 31, 2015
Real estate loans:
Multi-family	$83,335	$-	$107	$-	$83,442
Commercial	60,203	1,193	217	-	61,613
Land	10,408	98	5,966	-	16,472
Total real estate loans	153,946	1,291	6,290	-	161,527

Real estate construction loans:
Commercial	12,527	-	-	-	12,527
Total real estate construction loans	12,527	-	-	-	12,527

Other portfolio loans:
Commercial	43,224	-	852	-	44,076
Total other portfolio loans	43,224	-	852	-	44,076

Total portfolio loans	$209,697	$1,291	$7,142	$-	$218,130

December 31, 2014
Real estate loans:
Multi-family	$2,814	$-	$185	$-	$2,999
Commercial	46,749	2,084	1,489	-	50,322
Land	5,799	-	5,882	-	11,681
Total real estate loans	55,362	2,084	7,556	-	65,002

Real estate construction loans:
Commercial	2,939	-	-	-	2,939
Total real estate construction loans	2,939	-	-	-	2,939

Other portfolio loans:
Commercial	40,439	1,985	695	-	43,119
Total other portfolio loans	40,439	1,985	695	-	43,119

Total portfolio loans	$98,740	$4,069	$8,251	$-	$111,060

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. Activity in the allowance for the years ended December 31, 2015 and 2014 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provision Expense	Ending Balance
	(Dollars in Thousands)

December 31, 2015
Real estate loans:
One- to four-family	$3,206	$(313)	$356	$(107)	$3,142
Multi-family	28	-	8	181	217
Commercial	1,023	-	51	263	1,337
Land	197	(56)	138	(19)	260
Total real estate loans	4,454	(369)	553	318	4,956

Real estate construction loans:
One- to four-family	16	-	-	128	144
Commercial	19	-	-	97	116
Acquisition and development	-	-	-	-	-
Total real estate construction loans	35	-	-	225	260

Other portfolio loans:
Home equity	992	(146)	56	70	972
Consumer	844	(540)	277	290	871
Commercial	663	-	-	(107)	556
Total other portfolio loans	2,499	(686)	333	253	2,399

Unallocated	119	-	-	11	130

Total	$7,107	$(1,055)	$886	$807	$7,745

December 31, 2014
Real estate loans:
One- to four-family	$3,188	$(606)	$224	$400	$3,206
Multi-family	59	-	-	(31)	28
Commercial	827	(191)	83	304	1,023
Land	223	(8)	42	(60)	197
Total real estate loans	4,297	(805)	349	613	4,454

Real estate construction loans:
One- to four-family	-	-	-	16	16
Commercial	125	-	-	(106)	19
Acquisition and development	-	-	-	-	-
Total real estate construction loans	125	-	-	(90)	35

Other portfolio loans:
Home equity	1,046	(403)	161	188	992
Consumer	1,223	(595)	301	(85)	844
Commercial	214	(119)	6	562	663
Total other portfolio loans	2,483	(1,117)	468	665	2,499

Unallocated	41	-	-	78	119

Total	$6,946	$(1,922)	$817	$1,266	$7,107

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2015:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,246	$1,896	$3,142
Multi-family	-	217	217
Commercial	219	1,118	1,337
Land	140	120	260
Total real estate loans	1,605	3,351	4,956

Real estate construction loans:
One- to four-family	-	144	144
Commercial	-	116	116
Acquisition and development	-	-	-
Total real estate construction loans	-	260	260

Other portfolio loans:
Home equity	480	492	972
Consumer	210	661	871
Commercial	83	473	556
Total other portfolio loans	773	1,626	2,399

Unallocated	-	130	130

Total ending allowance for portfolio loan losses balance	$2,378	$5,367	$7,745

Portfolio loans:
Real estate loans:
One- to four-family	$19,315	$256,971	$276,286
Multi-family	107	83,335	83,442
Commercial	2,576	59,037	61,613
Land	7,074	9,398	16,472
Total real estate loans	29,072	408,741	437,813

Real estate construction loans:
One- to four-family	-	22,526	22,526
Commercial	-	12,527	12,527
Acquisition and development	-	-	-
Total real estate construction loans	-	35,053	35,053

Other portfolio loans:
Home equity	4,665	37,146	41,811
Consumer	1,472	43,034	44,506
Commercial	639	43,437	44,076
Total other portfolio loans	6,776	123,617	130,393

Total ending portfolio loans balance	$35,848	$567,411	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2014:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$1,374	$1,832	$3,206
Multi-family	-	28	28
Commercial	311	712	1,023
Land	91	106	197
Total real estate loans	1,776	2,678	4,454

Real estate construction loans:
One- to four-family	-	16	16
Commercial	-	19	19
Acquisition and development	-	-	-
Total real estate construction loans	-	35	35

Other portfolio loans:
Home equity	490	502	992
Consumer	217	627	844
Commercial	57	606	663
Total other portfolio loans	764	1,735	2,499

Unallocated	-	119	119

Total ending allowance for portfolio loan losses balance	$2,540	$4,567	$7,107

Portfolio loans:
Real estate loans:
One- to four-family	$18,885	$218,266	$237,151
Multi-family	185	2,814	2,999
Commercial	3,884	46,438	50,322
Land	6,946	4,735	11,681
Total real estate loans	29,900	272,253	302,153

Real estate construction loans:
One- to four-family	-	2,580	2,580
Commercial	-	2,939	2,939
Acquisition and development	-	-	-
Total real estate construction loans	-	5,519	5,519

Other portfolio loans:
Home equity	3,860	42,483	46,343
Consumer	1,489	48,365	49,854
Commercial	809	42,310	43,119
Total other portfolio loans	6,158	133,158	139,316

Total ending portfolio loans balance	$36,058	$410,930	$446,988

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans individually evaluated for impairment of approximately $0.3 million and $0.4 million at December 31, 2015 and 2014, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of December 31, 2015 and 2014 were as follows:

	2015	2014
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$18,933	$18,885
Multi-family	-	-
Commercial	2,576	3,248
Land	7,075	6,947
Total real estate loans	28,584	29,080

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	4,601	3,816
Consumer	1,472	1,379
Commercial	320	606
Total other portfolio loans	6,393	5,801

Total TDRs classified as impaired loans	$34,977	$34,881

The TDR balances included performing TDRs of $30.5 million and $21.0 million as of December 31, 2015 and 2014, respectively. There were no commitments to lend additional amounts on TDRs as of December 31, 2015 and 2014.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

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

The following table presents information on TDRs during the years ended December 31, 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

December 31, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	15	$1,691	$1,691
Land	5	754	724
Total real estate loans	20	2,445	2,415

Other portfolio loans:
Home equity	13	1,711	1,711
Consumer	11	219	219
Commercial	1	77	77
Total other portfolio loans	25	2,007	2,007

Total troubled debt restructurings	45	$4,452	$4,422

December 31, 2014
Troubled debt restructuring:
Real estate loans:
One- to four-family	36	$8,145	$8,145
Land	1	261	261
Total real estate loans	37	8,406	8,406

Other portfolio loans:
Home equity	14	1,449	1,449
Consumer	15	912	912
Commercial	2	161	161
Total other portfolio loans	31	2,522	2,522

Total troubled debt restructurings	68	$10,928	$10,928

There was one subsequent default on portfolio loans that were restructured as TDRs during the year ended December 31, 2015. The subsequent default was a consumer loan with a recorded investment of $4,000.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	107	107	-
Commercial	514	514	-
Land	5,965	5,965	-
Total real estate loans	6,586	6,586	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	427	427	-
Total other portfolio loans	427	427	-

Total with no related allowance recorded	$7,013	$7,013	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$19,315	$19,597	$1,246
Multi-family	-	-	-
Commercial	2,062	2,062	219
Land	1,109	1,190	140
Total real estate loans	22,486	22,849	1,605

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,665	4,822	480
Consumer	1,472	1,472	210
Commercial	212	212	83
Total other portfolio loans	6,349	6,506	773

Total with an allowance recorded	$28,835	$29,355	$2,378

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	185	185	-
Commercial	1,182	1,182	-
Land	5,509	5,509	-
Total real estate loans	6,876	6,876	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	371	371	-
Total other portfolio loans	371	371	-

Total with no related allowance recorded	$7,247	$7,247	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$18,885	$18,984	$1,374
Multi-family	-	-	-
Commercial	2,702	2,702	311
Land	1,437	1,488	91
Total real estate loans	23,024	23,174	1,776

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,860	4,063	490
Consumer	1,489	1,489	217
Commercial	438	438	57
Total other portfolio loans	5,787	5,990	764

Total with an allowance recorded	$28,811	$29,164	$2,540

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the years ended December 31, 2015 and 2014:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

December 31, 2015
Real estate loans:
One- to four-family	$19,100	$903	$-
Multi-family	146	6	-
Commercial	3,230	124	-
Land	7,010	268	-
Total real estate loans	29,486	1,301	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,263	198	-
Consumer	1,481	95	-
Commercial	724	41	-
Total other portfolio loans	6,468	334	-

Total	$35,954	$1,635	$-

December 31, 2014
Real estate loans:
One- to four-family	$17,278	$919	$-
Multi-family	93	8	-
Commercial	5,183	305	-
Land	7,036	268	-
Total real estate loans	29,590	1,500	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,845	192	-
Consumer	1,108	111	-
Commercial	719	120	-
Total other portfolio loans	5,672	423	-

Total	$35,262	$1,923	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $3.4 million and $4.2 million of one- to four-family residential and home equity loans in process of foreclosure as of December 31, 2015 and 2014, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.9 million and $0.2 million as of December 31, 2015 and 2014. The activity on these loans during the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
	(Dollars in Thousands)

Beginning balance	$169	$137
New portfolio loans and advances on existing portfolio loans	1,776	-
Effect of changes in related parties	-	37
Repayments	(26)	(5)
Ending balance	$1,919	$169

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

The Company internally originated approximately $35.3 million and $7.9 million of mortgage loans held-for-sale during the years ended December 31, 2015 and 2014, respectively. The gain recorded on sale of mortgage loans held-for-sale during the years ended December 31, 2015 and 2014 was $0.9 million and $0.2 million, respectively.

During the years ended December 31, 2015 and 2014, the Company internally originated approximately $3.9 million and $8.3 million, respectively, of SBA loans held-for-sale. The gain recorded on sales of SBA loans held-for-sale was $0.6 million during both years ended December 31, 2015 and 2014. Additionally, the Company recognized gains on the servicing of these loans of $84,000 and $57,000 during the years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014, the Company originated approximately $1,103.5 million and $457.5 million, respectively, of warehouse loans held-for-investment through third parties. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 17 days and 19 days, respectively, for the years ended December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 9. LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
	(Dollars in Thousands)
Land	$7,176	$7,176
Buildings and leasehold improvements	12,274	12,405
Furniture, fixtures, and equipment	11,020	11,108
Land, premises, and equipment	30,470	30,689
Accumulated depreciation and amortization	(14,998)	(16,184)
Land, premises, and equipment, net	$15,472	$14,505

Depreciation expense was $0.9 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

NOTE 10. DEPOSITS

The Company had $324.0 million and $278.7 million in non-maturity deposits at December 31, 2015 and 2014, respectively. Time deposits were $231.8 million and $162.1 million at December 31, 2015 and 2014, respectively. Scheduled maturities of time deposits at December 31, 2015 were as follows:

(Dollars in Thousands)
2016	$174,772
2017	30,761
2018	16,903
2019	3,330
2020	6,024
Thereafter	-
Total time deposits	$231,790

Time deposits in amounts equal to or greater than $250,000 were approximately $79.4 million and $12.0 million at December 31, 2015 and 2014, respectively. Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation (FDIC).

As of December 31, 2015, the Company had deposit relationships in excess of 5% of total deposits with one customer, which totaled $40.0 million, or 7.2% of total deposits. Additionally, brokered certificates of deposit (brokered deposits), which are reported on the consolidated balance sheets in time deposits, were $61.5 million, or 11.1% of total deposits, at December 31, 2015. The Company had no brokered deposits at December 31, 2014. Brokered deposits typically consist of smaller individual balances that have liquidity characteristics and yields consistent with time deposits in amounts equal to or greater than $250,000. Management does not view these concentrations as a liquidity risk.

Deposits from directors, executive officers and their associates were approximately $0.4 million and $0.7 million at December 31, 2015 and 2014, respectively.

Interest expense on customer deposit accounts for the years ending December 31, 2015 and 2014 is summarized as follows:

	2015	2014
	(Dollars in Thousands)
Interest-bearing demand	$105	$162
Savings and money market	693	665
Time	1,628	1,662
Total interest expense on deposits	$2,426	$2,489

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had repurchase agreements with a carrying amount of $10.0 million and $66.3 million as of December 31, 2015 and 2014, respectively.

Information concerning repurchase agreements as of and for the years ended December 31, 2015 and 2014 is summarized as follows:

	2015	2014
	(Dollars in Thousands)

Average daily balance outstanding during the period	$31,370	$69,075
Maximum month-end balance during the period	$66,300	$78,300
Weighted average coupon interest rate during the period	4.89%	4.96%
Weighted average coupon interest rate at end of period	0.80%	4.94%
Weighted average maturity (months)	-	30

On June 22, 2015, the Company prepaid $56.3 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. Under the terms of the repurchase agreements, any prepayment prior to maturity would result in a prepayment penalty equal to the amount that the fair value exceeded the book value. As such, the Company paid $5.2 million in prepayment penalties.

On June 26, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. On July 1, 2015, the Company paid off $10.0 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. There was no penalty associated with the pay off.

On December 29, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. The Company had $10.1 million in investment securities posted as collateral for future borrowings under the new repurchase agreement as of December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2015 and 2014, advances from the FHLB were as follows:

	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
Maturity on January 23, 2015, fixed rate at 0.24%	$-	$5,000
Maturity on February 10, 2016, fixed rate at 0.35%	20,000	-
Maturity on June 20, 2016, fixed rate at 0.50%	55,000	-
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	-
Maturity on August 26, 2016, fixed rate 2.32% (1)	-	10,000
Maturity on September 28, 2016, fixed rate 4.15%	-	10,000
Maturity on December 8, 2016, fixed rate at 4.26%	-	10,000
Maturity on May 30, 2017, fixed rate at 4.33%	-	10,000
Maturity on June 20, 2017, fixed rate 0.73%	2,500	4,167
Maturity on June 20, 2017, fixed rate 0.91%	10,000	-
Maturity on August 1, 2017, fixed rate at 4.39%	-	20,000
Maturity on August 22, 2017, fixed rate at 3.74%	-	5,000
Maturity on August 28, 2017, fixed rate at 2.87% (1)	-	10,000
Maturity on December 21, 2017, fixed rate at 3.77%	-	15,000
Maturity on December 29, 2017, fixed rate at 3.89%	-	15,000
Maturity on March 26, 2018, fixed rate 4.11%	-	5,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	-
Maturity on June 20, 2019, fixed rate at 1.27%	3,500	4,500
Maturity on December 23, 2019, adjustable rate 2.40% (2)	20,000	-
Maturity on June 23, 2020, adjustable rate at 2.20% (2)	15,000	-
Maturity on June 23, 2020, adjustable rate at 2.13% (2)	15,000	-
Daily rate credit, no maturity date, adjustable rate at 0.49%	10,000	-
Prepayment penalties to be amortized from January 2016 to June 2016	(1,382)	-
Total	$207,543	$123,667

(1)	As a result of the prepayment and restructure of two $10.0 million advances, on August 26, 2014, $0.8 million of deferred prepayment penalties were factored into the new interest rate of the two $10.0 million advances granted on August 26, 2014.
(2)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.

The FHLB advances had a weighted-average maturity of 18 months and a weighted-average rate of 1.00% at December 31, 2015. The Company had $261.6 million in portfolio loans and $23.0 million in investment securities posted as collateral for these advances as of December 31, 2015.

During the year ended December 31, 2015, the Company paid off $403.7 million of the FHLB advances, including $286.0 million that had been borrowed during 2015.

The Bank’s remaining borrowing capacity with the FHLB was $36.0 million at December 31, 2015. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. As of December 31, 2015, fair value exceeded the book value of the individual advances by $3.0 million, which was collateralized by investment securities (included in the $23.0 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $82.4 million as of December 31, 2015. In the event the Bank prepays additional advances prior to maturity, it must do so at the fair value of such FHLB advances.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the Financial Statements and these Notes. The principal commitments as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(Dollars in Thousands)
Undisbursed portion of loans closed	$4,417	$2,079
Unused lines of credit and commitments to fund loans	85,514	51,709

As of December 31, 2015, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 3.75% to 6.00%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $20.2 million and had interest rates that ranged from 3.50% to 18.00% and the variable rate commitments totaled $65.3 million and had interest rates that ranged from 1.67% to 8.25%. As of December 31, 2014, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 5.25% to 6.00%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $19.1 million and had interest rates that ranged from 3.45% to 18.00% and the variable rate commitments totaled $32.6 million and had interest rates that ranged from 1.51% to 8.25%.

As of December 31, 2015 and 2014, the Company had fully secured outstanding standby letters of credit commitments totaling $133,000 and $41,000, respectively.

Since certain commitments to make loans, provide lines of credit, and fund loans in process may expire without being used by the customer, the amount does not necessarily represent future cash commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company follows the same credit policies to make such commitments as is followed for those loans recorded on the consolidated balance sheet.

The Company did not have any employment agreements with its officers as of December 31, 2015; therefore, the Company had not accrued for any liability related to such agreements.

In addition to its borrowing capacity with the FHLB, the Company maintained lines of credit with four private financial institutions as of December 31, 2015 and 2014. The lines of credit were $5.0 million with each institution, for which no balance was outstanding as of December 31, 2015 or 2014.

The Company has operating leases in place for five business locations. Lease payments in total over the next 5 years are approximately $1.4 million.

NOTE 14. INCOME TAXES

Income tax expense for the years ending December 31, 2015 and 2014 was as follows:

	2015	2014
	(Dollars in Thousands)

Current – federal	$-	$-
Current – state	-	-
Deferred – federal	(684)	5,328
Deferred – state	(31)	453
Decrease in valuation allowance – federal	(7,905)	(5,328)
Decrease in valuation allowance – state	(887)	(453)
Income tax benefit	$(9,507)	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 14. INCOME TAXES (continued)

During the years ended December 31, 2015 and 2014, the Company did not use any federal net operating loss carryover. During the year ended December 31, 2015, the Company used $87,000 of state net operating loss carryover, while no state net operating loss carryover was used during the year ended December 31, 2014.

The effective tax rate differs from the statutory federal income tax rate for the years ending December 31, 2015 and 2014 as follows:

	2015	2014
	(Dollars in Thousands)
Income taxes at current statutory rate of 34%	$(608)	$451
Increase (decrease) from:
State income tax, net of Federal tax effect	(22)	(52)
Tax-exempt income	(31)	(32)
Increase in cash surrender value of bank owned life insurance	(163)	(171)
Stock option expense	6	2
Change related to Internal Revenue Code § 382 net operating loss carryover limitations	80	5,619
Change in federal valuation allowance	(7,905)	(5,328)
Change in state valuation allowance	(887)	(453)
Other, net	23	(36)
Income tax benefit	$(9,507)	$-
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	2015	2014
	(Dollars in Thousands)

Deferred tax assets:
Allowance for portfolio loan losses	$2,887	$2,661
Deferred compensation arrangements	386	574
Other real estate owned	1,010	798
Net operating loss carryover – limited by Internal Revenue Code § 382	2,552	2,447
Net operating loss carryover – unlimited	1,186	197
Net unrealized loss on securities available-for-sale	352	752
Deferred loan fees	567	552
Interest income on nonaccrual loans	9	14
Accrued expenses	74	462
Acquired customer intangibles	173	259
Alternative minimum tax carryover	527	527
Donation carryover	9	43
State tax credits	145	155
Other	233	238
Total deferred tax assets	10,110	9,679
Valuation allowance – federal	(117)	(8,023)
Valuation allowance – state	(13)	(899)
Total deferred tax assets, net of valuation allowance	9,980	757

Deferred tax liability:
Depreciation	(242)	(318)
Deferred loan costs	(194)	(87)
Prepaid expenses	(214)	(152)
Other	(223)	(200)
Total deferred tax liability	(873)	(757)
Net deferred tax asset	$9,107	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

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

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded that it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015, while $0.3 million of the valuation allowance remained as of June 30, 2015. The valuation allowance is $0.1 million as of December 31, 2015.

During the assessment in the second quarter of 2015, the positive evidence considered by management in arriving at the conclusion to remove the valuation allowance included five consecutive profitable quarters beginning with the first quarter of 2014, strong growth in core earnings, assessments of the current and future economic and business conditions, which demonstrates demand for the Company’s products and services, the significant improvement in credit measures, which impacts the sustainability of profitability and management’s ability to forecast future credit losses, the probability of achieving forecasted future taxable income and the termination of a Consent Order with one of the Bank’s regulatory agencies. At the same time, the negative evidence considered by management included the aforementioned cumulative loss position, expiring tax credit carryovers, and the continuation of a Supervisory Agreement with one of the Company’s regulatory agencies, which was terminated subsequent to the reversal of the valuation allowance (see Note 19. Regulatory Supervision of these Notes).

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

The Company has a federal net operating loss carryover of $9.7 million which begins to expire in 2019. There is no valuation allowance on this carryover. The Company has a state net operating loss carryover of $8.1 million which begins to expire in 2018. There is no valuation allowance on this carryover.

NOTE 15. EARNINGS PER COMMON SHARE

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 15. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the years ended December 31, 2015 and 2014:

	2015	2014
	(Dollars in Thousands, Except Share Information)
Basic:
Net income	$7,718	$1,327
Weighted average common shares outstanding	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(76,647)	(81,411)
Less: average director’s deferred compensation shares	(33,899)	(35,234)
Less: average unvested restricted stock awards	(136)	(409)
Weighted average common shares outstanding, as adjusted	15,398,287	15,391,915
Basic earnings per common share	$0.50	$0.09

Diluted:
Net income	$7,718	$1,327
Weighted average common shares outstanding, as adjusted (from above)	15,398,287	15,391,915
Add: dilutive effects of assumed exercise of stock options	-	-
Add: dilutive effects of full vesting of stock awards	-	-
Weighted average dilutive shares outstanding	15,398,287	15,391,915
Diluted earnings per common share	$0.50	$0.09

During the years ended December 31, 2015 and 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 16. EMPLOYEE BENEFITS

Defined Contribution Plan

Company employees meeting certain age and length of service requirements may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an Internal Revenue Service maximum amount, with a Company match equal to 50% of the first 6% of the compensation contributed. For the years ended December 31, 2015 and 2014, the total plan expense was $160,000 and $121,000, respectively.

Supplemental Executive Retirement Plans and Director Retirement Plan

Under the terms of the executive and senior officer supplemental executive retirement plans (SERP) and the Director Retirement Plan, each participant will receive a periodic benefit payment beginning on a date defined by each plan. Under the executive SERP, benefit payments begin the first month after the retirement date. Under the Director Retirement Plan, benefit payments began on the first month following 100% vesting. Under the senior officer SERP, benefit payments begin on January 1st of the year following the retirement date. Benefit payments are due over a period of ten (10) to twenty (20) years after retirement and are based on the amount of each participant’s appreciation benefit plus accrued interest on unpaid balances.

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

Years Ended December 31, 2015 and 2014

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

The Company recorded expense of $7,000 for SERP and Director Retirement Plans in 2015, including increases for vesting, increases in the market value of Company stock held in the Trust, and interest on unpaid appreciation benefits, net of reversal of benefits accrued for SERP participants who severed their employment prior to retirement. The Company recorded expense of $26,000 for SERP and Director Retirement Plans in 2014, including increases for vesting, increases in the market value of Company stock held in the Trust, and interest on unpaid appreciation benefits, net of reversal of benefits accrued for SERP participants who severed their employment prior to retirement.

Below is the amount of accrued liability and unvested appreciation benefit under the SERP and Director Retirement Plan as of December 31, 2015 and 2014:

	2015	2014
	(Dollars in Thousands)
Accrued liability:
Executive and senior officer SERP	$197	$589
Director retirement plan	$107	$166
Unvested appreciation benefit:
Executive and senior officer SERP	$1,959	$1,688
Director retirement plan	$-	$-

In October 2015, the Company’s Board of Directors approved the payment and disbursement of vested appreciation benefits to participants under the Director Retirement Plan, which would have normally been paid out and disbursed between April 2012 and October 2015. Such payments and disbursements were temporarily suspended due to the Consent Order, dated August 10, 2012, between the Bank and the OCC (the Order) (see Note 19. Regulatory Supervision of these Notes), among other things. These catch up payments were made in November 2015, totaling $53,000 in cash, and some of the catch up distributions were made in December 2015, totaling 4,688 shares. The remaining catch up distributions were made early in 2016, totaling 3,771 shares.

The Company’s Board of Directors also approved resumption of regularly scheduled payments and disbursements under the Director Retirement Plan. The regular payments and disbursements during 2015 totaled $1,000 in cash and 43 shares.

Under the Director Retirement Plan, all cash payments during 2015 were previously accrued for and all share distributions during 2015 were of previously issued and outstanding Company stock.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 16. EMPLOYEE BENEFITS (continued)

Deferred Director Fee Plan

A deferred director fee compensation plan covers all non-employee directors. Under the plan, directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2015 and 2014, the liability for the plan was $147,000 and $216,000, respectively.

Consulting Agreement with Director

Effective April 1, 2011, the Company entered into a consulting agreement with a member of the Board of Directors which provides for total consulting fees of $250,000. The fee is earned at a rate of $83,333 per year over three years. In addition, the director was entitled to an incentive bonus of $500,000 subject to certain conditions that were not met and, therefore, the bonus was not paid.

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

Contributions to the ESOP were $94,000 and $91,000 for the years ended December 31, 2015 and 2014, respectively, and did not include dividends on unearned shares during either year.

Compensation expense for shares committed to be released under the ESOP was $23,000 and $20,000 for the years ended December 31, 2015 and 2014, respectively.

Shares held by the ESOP as of December 31, 2015 and 2014 were as follows:

	2015	2014

Allocated to eligible employees	4,790	4,790
Unearned	71,857	76,647
Total ESOP shares	76,647	81,437

	(Dollars in Thousands)
Fair value of unearned shares	$421	$304

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

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

The compensation cost that has been charged against income for the Recognition Plan was $2,000 and $3,000 during the years ended December 31, 2015 and 2014. The compensation cost that has been charged against income for the Stock Option Plan for the years ended December 31, 2015 and 2014 was $12,000 and $23,000, respectively.

The Recognition Plan

The Recognition Plan became effective on July 1, 2005 and expired on June 30, 2015. The Recognition Plan permitted the Company’s Board of Directors to award up to 55,888 shares of its common stock to directors and key employees designated by the Board of Directors. Under the terms of the Recognition Plan, awarded shares were restricted as to transferability and could not be sold, assigned, or transferred prior to vesting. Awarded shares vested at a rate of 20% of the initially awarded amount per year, beginning on the first anniversary date of the award, and were contingent upon continuous service by the recipient through the vesting date. An accelerated vesting occurred if there was a change in control of the Company or death or disability of the participant. Any awarded shares which were forfeited were returned to the Company and could have been re-awarded to another recipient.

There were no common stock share awards during the years ended December 31, 2015 and 2014. A summary of the status of the shares of the Recognition Plan at December 31, 2015 and 2014 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2014	548	$14.95
Granted	-	-
Vested	(274)	14.95
Forfeited	-	-
Non-vested at December 31, 2014	274	14.95
Granted	-	-
Vested	(274)	14.95
Forfeited	-	-
Non-vested at December 31, 2015	-	-

There was $2,000 of total unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2014. The total fair value of shares vested was $4,000 during both years ended December 31, 2015 and 2014.

The Stock Option Plan

The Stock Option Plan became effective on July 28, 2005 and expired on July 27, 2015. The Stock Option Plan permitted the Company’s Board of Directors to grant options to purchase up to 139,720 shares of its common stock to the Company’s directors and key employees. Under the terms of the Stock Option Plan, granted stock options have a contractual term of 10 years from the date of grant, with an exercise price equal to the market price of the Company’s common stock on the date of grant. Key employees were eligible to receive incentive stock options or non-qualified stock options, while outside directors were eligible for non-statutory stock options only.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 18. STOCK-BASED COMPENSATION (continued)

The Stock Option Plan (continued)

The Stock Option Plan also permitted the Company’s Board of Directors to issue key employees, simultaneous with the issuance of stock options, an equal number of Limited Stock Appreciation Rights (Limited SAR). The Limited SARs were exercisable only upon a change of control and, if exercised, reduced one-for-one the recipient’s related stock option grants. Under the terms of the Stock Option Plan, granted stock options vested at a rate of 20% of the initially granted amount per year, beginning on the first anniversary date of the grant, and were contingent upon continuous service by the recipient through the vesting date. Accelerated vesting occurred if there was a change in control of the Company or death or disability of the participant. There were 97,314 stock options remaining to be awarded as of July 27, 2015, the date the plan was terminated.

There were no incentive stock option awards during the years ended December 31, 2015 and 2014.

A summary of the option activity under the Stock Option Plan as of December 31, 2015 and 2014, and changes for the year then ended is presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)	(in Thousands)

Outstanding at January 1, 2014	83,755	$50.98
Granted	-	-
Exercised	-	-
Forfeited	(18,796)	56.43
Outstanding at December 31, 2014	64,959	49.40	2.5	$-

Vested or expected to vest	63,970	49.94	2.5	-
Exercisable at year end	60,334	52.05	2.3	-

Outstanding at January 1, 2015	64,959	49.40
Granted	-	-
Exercised	-	-
Forfeited	(42,615)	65.14
Outstanding at December 31, 2015	22,344	19.39	4.2	-

Vested or expected to vest	22,344	19.39	4.2	-
Exercisable at year end	22,344	19.39	4.2	-

The fair value of each option award was estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions. Due to the somewhat limited daily trading volume of shares of our Company stock, the volatility of the SNL thrift index was used in lieu of the historical volatility of our Company stock. The risk free rate for periods within the contractual term of the option was based on the U.S. Treasury yield curve in effect at the date of the grant. The expected life of the options was estimated based on historical employee behavior and represents the period of time that options were expected to remain outstanding.

There was $1,000 and $12,000 of total unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan as of December 31, 2015 and 2014, respectively. The remaining cost, as of December 31, 2015, is expected to be recognized over a weighted-average period of 0.3 years.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 19. REGULATORY SUPERVISION

On March 26, 2015, the OCC, the Bank’s primary regulator, reclassified the Bank as a well-capitalized institution and terminated the Order, which restricted the activities of the Bank in various ways, as previously disclosed.

The Bank’s actual and required capital levels and ratios as of December 31, 2015 and 2014 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)

December 31, 2015
Total capital (to risk weighted assets)	$84.2	13.91%	$60.6	10.00%
Common equity tier 1 capital (to risk weighted assets)	76.7	12.66%	39.4	6.50%
Tier 1 capital (to risk weighted assets)	76.7	12.66%	48.4	8.00%
Tier 1 capital (to adjusted total assets)	76.7	9.49%	40.4	5.00%

December 31, 2014
Total capital (to risk weighted assets)	$79.2	17.64%	$44.9	10.00%
Tier 1 capital (to risk weighted assets)	73.5	16.38%	26.9	6.00%
Tier 1 capital (to adjusted total assets)	73.5	10.35%	35.5	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of December 31, 2015 was well-capitalized.

On July 17, 2015, the Company received written notice of termination of the Supervisory Agreement initiated on December 10, 2010 (the Supervisory Agreement), between the Board of Governors of the Federal Reserve System (the FRB) and the Company. Prior to the termination, the Supervisory Agreement restricted the activities of the Company in various ways, as previously disclosed. The notice of termination, dated July 15, 2015, was received from the Federal Reserve Bank of Atlanta on behalf of the FRB and stated the Company is no longer considered to be in “troubled condition” for savings and loan holding company regulatory purposes.

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed Balance Sheets – December 31, 2015 and 2014

	2015	2014
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$1,308	$1,330
Investment in subsidiary	77,335	71,623
Note receivable from employee stock ownership plan	1,853	1,948
Other assets	2,578	-
Total assets	$83,074	$74,901

Accrued expenses and other liabilities	$2,336	$2,565
Total stockholders’ equity	80,738	72,336
Total liabilities and stockholders’ equity	$83,074	$74,901

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements Of Operations – Years ended December 31, 2015 and 2014

	2015	2014
	(Dollars in Thousands)

Net interest income	$62	$65

Noninterest income and expense:
Noninterest income	454	491
Equity in net income of subsidiary	5,034	1,317
Noninterest expense	(464)	(546)
Total noninterest income and expense	5,024	1,262

Income before income tax expense	5,086	1,327
Income tax benefit	(2,632)	-
Net income	$7,718	$1,327

Condensed Statements Of Cash Flows – Years ended December 31, 2015 and 2014

	2015	2014
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$7,718	$1,327
Adjustments to reconcile net income to net cash from operating activities:
Employee stock ownership plan compensation expense	23	20
Share-based compensation expense	14	26
Net change in other assets	(2,578)	70
Net change in accrued expenses and other liabilities	(229)	(86)
Equity in undistributed income of subsidiary	(5,034)	(1,317)
Net cash provided by (used in) operating activities	(86)	40

Cash flows from investing activities:
Payment received on employee stock ownership plan loan	94	91
Net cash provided by investing activities	94	91

Cash flows from financing activities:
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)
Shares purchased for and distributions from Rabbi Trust	(30)	-
Net cash used in financing activities	(30)	(112)

Net increase (decrease) in cash and cash equivalents	(22)	19
Cash and cash equivalents, beginning of year	1,330	1,311
Cash and cash equivalents, end of year	$1,308	$1,330

NOTE 21. SUBSEQUENT EVENTS

Garden City, Georgia Branch Transaction

On November 20, 2015, the Bank announced it had agreed to sell its branch in Garden City, Georgia (the Garden City branch), to Queensborough National Bank & Trust Company (Queensborough), headquartered in Louisville, Georgia. In the transaction, which received regulatory approval during January 2016, Queensborough will acquire certain assets and assume certain liabilities of the Bank. The Garden City branch sale, which is not expected to have a material impact on the Company's assets, loan portfolio or earnings, was originally anticipated to close in the first quarter of 2016. However, during March 2016, the Company and Queensborough formally agreed to a closing date during the second quarter of 2016. As of December 31, 2015, the Garden City branch held deposits of $17.3 million, or 3.1% of the Bank’s total deposits.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2015 and 2014

NOTE 21. SUBSEQUENT EVENTS (continued)

Investment Securities Transaction

On February 18, 2016, the Bank sold a portion of its investment securities portfolio, totaling $41.1 million (amortized cost). The proceeds from the sale totaled $41.8 million, resulting in a $0.7 million gain on the transaction. Included in the sale was $15.8 million of investment securities previously classified as held-to-maturity, representing the entire balance of such investment securities as of the date of the transaction. As a result, the Company reclassified the investment securities from held-to-maturity to available-for-sale as of December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 31, 2015, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2015.

As permitted by SEC rules, because the Company is a smaller reporting company, this Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

(c) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Proposal I - Election of Directors,” “Directors,” “Executive Officers Who Are Not Directors,” “Code of Ethics,” “Meetings and Committees of our Board of Directors - Audit Committee,” and ”Section 16(a) Beneficial Ownership Reporting Compliance“ in the Company's Proxy Statement for the 2016 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Executive Compensation” and “Director Compensation” in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Voting Securities and Principal Holders Thereof” and “Proposal I - Election of Directors” in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities of this Report on page 56, each of which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Board Independence” and “Transactions with Certain Related Persons” in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal II - Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.

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

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: March 16, 2016	By:	/s/ John K. Stephens, Jr. .
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ John K. Stephens, Jr.	By:	/s/ Tracy L. Keegan
	John K. Stephens, Jr.		Tracy L. Keegan
	President and Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
	Director		(Principal Financial and Accounting Officer)
	Date: March 16, 2016		Date: March 16, 2016

By:	/s/ Dave Bhasin	By:	/s/ Bhanu Choudhrie
	Dave Bhasin		Bhanu Choudhrie
	Director		Director
	Date: March 16, 2016		Date: March 16, 2016

By:	/s/ John J. Dolan	By:	/s/ James D. Hogan
	John J. Dolan		James D. Hogan
	Chairman, Director		Director
	Date: March 16, 2016		Date: March 16, 2016

By:	/s/ W. Eric Palmer	By:	/s/ Jay S. Sidhu
	W. Eric Palmer		Jay S. Sidhu
	Director		Vice Chairman, Director
	Date: March 16, 2016		Date: March 16, 2016

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger by and among Atlantic Coast Financial Corporation, Atlantic Coast Bank, Bond Street Holdings, Inc. and Florida Community Bank, N.A., dated February 25, 2013	8-K	2/26/13	2.1	001-35072

2.2	Amendment Number 1 to the Agreement and Plan of Merger by and among Atlantic Coast Financial Corporation, Atlantic Coast Bank, Bond Street Holdings, Inc. and Florida Community Bank, N.A., dated April 22, 2013	8-K	4/23/13	2.2	001-35072

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation	S-1	6/18/10	4	333-167632

10.1	The Wealthy and Wise 401(k) Plan, adopted by Atlantic Coast Bank as a participating employer in a multiple employer plan	—	—	—	—	X

10.2	Employee Stock Ownership Plan	—	—	—	—	X

10.3*	Amended and Restated 2005 Director Retirement Plan, originally filed by Atlantic Coast Federal Corporation	S-1	6/18/10	10.23	333-167632

10.4*	2005 Stock Option Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix B	000-50962

10.5*	2005 Recognition and Retention Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix C	000-50962

10.6*	2008 Executive Deferred Compensation Plan, originally filed by Atlantic Coast Federal Corporation	8-K	2/12/08	10.1	000-50962

10.7*	Sixth Amended and Restated Supplemental Executive Retirement Agreement with Robert J. Larison, Jr.	10-K	3/28/12	10.5	001-35072

10.8*	Atlantic Coast Bank Amended and Restated Supplemental Executive Retirement Plan with Phillip S. Buddenbohm	10-K	4/1/13	10.9	001-35072

10.9*	Consulting Agreement with Jay S. Sidhu	8-K	5/18/11	10.1	001-35072

10.10	Non-compete and Non-solicitation Agreement with Phillip S. Buddenbohm	10-K	4/1/13	10.12	001-35072

10.11*	Employee Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix A	000-50962

10.12*	Director Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix B	000-50962

10.13*	Amended and Restated 2005 Director Deferred Fee Plan, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.6	000-50962

10.14*	Amended and Restated 2007 Director Deferred Compensation Plan for Equity, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.15	000-50962

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

10.15*	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan	S-1	6/18/10	10.23	333-167632

10.16*	Consulting Agreement with James D. Hogan	10-Q	11/13/15	10.1	001-35072

10.17	Office of the Comptroller of the Currency Consent Order dated August 10, 2012	8-K	8/14/12	10.1	001-35072

10.18	Office of the Comptroller of the Currency Order Terminating the Consent Order dated March 26, 2015	8-K	3/31/15	10.1	001-35072

10.19	Supervisory Agreement, dated as of December 10, 2010, by and between Atlantic Coast Financial Corporation, as successor to Atlantic Coast Federal, MHC, and the Federal Reserve Board, as successor to the Office of Thrift Supervision, originally filed by Atlantic Coast Federal Corporation	8-K	12/16/10	10.2	000-50962

21	Subsidiaries of Registrant	—	—	—	—	X

23.1	Consent of RSM US LLP	—	—	—	—	X

31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

31.2	Certification of Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32**	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101.INS***	XBRL Instance Document	—	—	—	—	X

101.SCH***	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—	X

101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101 LAB***	XBRL Taxonomy Label Linkbase Document	—	—	—	—	X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document	—	—	—	—	X

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

