Form 10-Q
period 2016-03-31
Atlantic Coast Financial CORP
filed 2016-05-16
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number: 001-35072

(Exact name of registrant as specified in its charter)

Maryland	65-1310069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4655 Salisbury Road, Suite 110

Jacksonville, Florida 32256

(Address of principal executive offices, zip code)

(800) 342-2824

(Registrant’s telephone number, including area code)

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

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of May 2, 2016 was 15,509,061 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Cash and due from financial institutions	$5,220	$6,108
Short-term interest-earning deposits	23,873	17,473
Total cash and cash equivalents	29,093	23,581
Securities available-for-sale	81,447	120,110
Portfolio loans, net of allowance of $7,774 in 2016 and $7,745 in 2015	640,250	603,507
Other loans:
Held-for-sale	5,978	6,591
Warehouse loans held-for-investment	75,230	44,074
Total other loans	81,208	50,665
Federal Home Loan Bank stock, at cost	11,683	9,517
Land, premises and equipment, net	15,339	15,472
Bank owned life insurance	17,187	17,070
Other real estate owned	3,207	3,232
Accrued interest receivable	2,057	2,107
Deferred tax assets, net	8,787	9,107
Other assets	2,704	2,830
Total assets	$892,962	$857,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$52,125	$47,208
Interest-bearing demand	108,613	105,159
Savings and money market	174,594	171,664
Time	215,294	231,790
Total deposits	550,626	555,821
Securities sold under agreements to repurchase	-	9,991
Federal Home Loan Bank advances	256,120	207,543
Accrued expenses and other liabilities	3,384	3,105
Total liabilities	810,130	776,460

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at March 31, 2016 and December 31, 2015	155	155
Additional paid-in capital	100,418	100,458
Common stock held by:
Employee stock ownership plan shares of 70,660 at March 31, 2016 and 71,857 at December 31, 2015	(1,535)	(1,561)
Benefit plans	(201)	(248)
Retained deficit	(15,210)	(16,734)
Accumulated other comprehensive loss	(795)	(1,332)
Total stockholders’ equity	82,832	80,738
Total liabilities and stockholders’ equity	$892,962	$857,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income:
Loans, including fees	$7,500	$6,115
Securities and interest-earning deposits in other financial institutions	696	756
Total interest and dividend income	8,196	6,871
Interest expense:
Deposits	797	550
Securities sold under agreements to repurchase	1	818
Federal Home Loan Bank advances	1,308	1,083
Total interest expense	2,106	2,451
Net interest income	6,090	4,420
Provision for portfolio loan losses	150	197
Net interest income after provision for portfolio loan losses	5,940	4,223

Noninterest income:
Service charges and fees	633	636
Gain on sale of loans held-for-sale	414	499
Gain (loss) on sale of securities available-for-sale	828	(9)
Bank owned life insurance earnings	117	118
Interchange fees	358	395
Other	211	123
Total noninterest income	2,561	1,762

Noninterest expense:
Compensation and benefits	3,458	2,916
Occupancy and equipment	602	514
Federal Deposit Insurance Corporation insurance premiums	172	195
Data processing	456	395
Outside professional services	471	532
Collection expense and repossessed asset losses	145	119
Other	774	870
Total noninterest expense	6,078	5,541

Income before income tax expense	2,423	444
Income tax expense	899	48
Net income	$1,524	$396

Earnings per common share:
Basic	$0.10	$0.03
Diluted	$0.10	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$1,524	$396

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains arising during the period	2,092	894
Reclassification adjustments for (gains) losses recognized in income	(828)	9
Net unrealized gains	1,264	903
Income tax effect	(727)	-
Net of tax effect	537	903

Total other comprehensive income	537	903

Comprehensive income	$2,061	$1,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
For the three months ended March 31, 2016:

Balance at December 31, 2015	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 1,197 shares	-	(19)	26	-	-	-	7
Distribution from Rabbi Trust	-	(21)	-	47	-	-	26
Net income	-	-	-	-	1,524	-	1,524
Other comprehensive income	-	-	-	-	-	537	537
Balance at March 31, 2016	$155	$100,418	$(1,535)	$(201)	$(15,210)	$(795)	$82,832

For the three months ended March 31, 2015:

Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 1,197 shares	-	(21)	26	-	-	-	5
Management restricted stock expense	-	1	-	-	-	-	1
Stock options expense	-	5	-	-	-	-	5
Distribution from Rabbi Trust	-	(9)	-	-	-	-	(9)
Net income	-	-	-	-	396	-	396
Other comprehensive income	-	-	-	-	-	903	903
Balance at March 31, 2015	$155	$100,580	$(1,639)	$(297)	$(24,056)	$(1,106)	$73,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$1,524	$396
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	150	197
Gain on sale of loans held-for-sale	(414)	(499)
Originations of loans held-for-sale	(11,689)	(2,968)
Proceeds from sales of loans held-for-sale	12,747	5,338
(Gain) loss on sale of securities available-for-sale	(828)	9
Employee stock ownership plan compensation expense	7	5
Share-based compensation expense	-	6
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	4	1,743
Depreciation expense	240	188
Net change in cash surrender value of bank owned life insurance	(117)	(118)
Net change in accrued interest receivable	50	84
Net change in other assets	95	14,201
Net change in accrued expenses and other liabilities	279	543
Net cash provided by operating activities	2,048	19,125

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	3,330	3,917
Proceeds from sales of securities available-for-sale	41,852	-
Purchase of securities available-for-sale	(5,000)	-
Funding of warehouse loans held-for-investment	(294,435)	(214,917)
Proceeds from repayments of warehouse loans held-for-investment	263,279	169,594
Purchase of portfolio loans	(7,130)	(7,078)
Net change in portfolio loans	(29,660)	(9,122)
Expenditures on premises and equipment	(169)	(342)
Proceeds from disposal of premises and equipment	62	-
Proceeds from sale of other real estate owned	84	-
Purchase of Federal Home Loan Bank stock	(3,951)	(1,585)
Redemption of Federal Home Loan Bank stock	1,785	829
Net cash used in investing activities	(29,953)	(58,704)

Cash flows from financing activities:
Net change in deposits	(5,195)	8,981
Repayment of securities sold under agreements to repurchase	(9,991)	-
Proceeds from Federal Home Loan Bank advances	110,500	37,000
Repayment of Federal Home Loan Bank advances	(62,667)	(10,667)
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	744	-
Shares purchased for and distributions from Rabbi Trust	26	(9)
Net cash provided by financing activities	33,417	35,305

Net increase (decrease) in cash and cash equivalents	5,512	(4,274)
Cash and cash equivalents, beginning of period	23,581	22,398
Cash and cash equivalents, end of period	$29,093	$18,124

Supplemental disclosures of cash flow information:
Interest paid	$2,083	$2,474
Income taxes paid	-	-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$59	$340
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the period	320	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information of smaller reporting companies and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 10-K), should be read in conjunction with these Financial Statements.

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

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 reduces complexity in accounting standards related to the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard on the Financial Statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

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

On March 23, 2016, the Bank entered into three amended $10.0 million participation agreements related to warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment) with Customers Bank (collectively, the Customers Participation Agreements), which were originally entered into on March 27, 2015. Under the Customers Participation Agreements, the Bank has an interest in existing lines of credit related to warehouse loans held-for-investment currently serviced by Customers Bank.

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

March 31, 2016

(unaudited)

NOTE 3. TRANSACTIONS WITH RELATED PARTIES (continued)

Transactions between Atlantic Coast Bank and Customers Bank (continued)

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $28.6 million as of March 31, 2016, while there was no outstanding balance as of December 31, 2015. During each of the three months ended March 31, 2016 and 2015, the Bank earned $3,000, respectively, of interest income related to the Customers Participation Agreements.

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

Assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2016
Assets:
Securities available-for-sale:
State and municipal	$5,177	$-	$5,177	$-
Mortgage-backed securities – residential	67,433	-	67,433	-
Collateralized mortgage obligations – U.S. government	3,822	-	3,822	-
Corporate debt	5,015	-	5,015	-
Total	$81,447	$-	$81,447	$-

December 31, 2015
Assets:
Securities available-for-sale:
U.S. government-sponsored enterprises	$4,871	$-	$4,871	$-
State and municipal	5,142	-	5,142	-
Mortgage-backed securities – residential	101,654	-	101,654	-
Collateralized mortgage obligations – U.S. government	8,443	-	8,443	-
Total	$120,110	$-	$120,110	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair values of securities available-for-sale are determined by quoted market prices, if available (Level 1). For securities available-for-sale where quoted market prices are not available, fair values are calculated based on quoted market prices of similar securities (Level 2). For securities available-for-sale where quoted market prices or quoted market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). There were no Level 3 investments measured on a recurring basis as of March 31, 2016 and December 31, 2015, and there were no transfers into or out of Level 3 investments during the three months ended March 31, 2016 and the year ended December 31, 2015. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2016
Assets:
Other real estate owned	$3,207	$-	$-	$3,207
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	415	-	-	415

December 31, 2015
Assets:
Other real estate owned	$3,232	-	-	$3,232
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	-	-	200

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of March 31, 2016 and December 31, 2015, is as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)

March 31, 2016
Assets:
Other real estate owned	$3,207	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 39.0% (3.2%)

			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	415	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% (0.0%)
			Liquidation expenses	10.0% (10.0%)

December 31, 2015
Assets:
Other real estate owned	$3,232	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 32.4% (4.5%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% (0.0%)
			Liquidation expenses	10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, at the date of foreclosure, based on an independent appraisal, less estimated selling costs establishing a new cost basis. If fair value declines subsequent to foreclosure, the asset value is written down through expense. Costs relating to improvement of property are capitalized, whereas costs relating to holding of the property are expensed. There were no write-downs on OREO for the three months ended March 31, 2016 and 2015. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of March 31, 2016 and December 31, 2015, were as follows:

	Carrying	Estimated	Fair Value Hierarchy
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

March 31, 2016
Assets:
Cash and due from financial institutions	$5,220	$5,220	$5,220	$-	$-
Short-term interest-earning deposits	23,873	23,873	23,873	-	-
Portfolio loans, net	640,250	654,131	-	653,716	415
Loans held-for-sale	5,978	6,217	-	6,217	-
Warehouse loans held-for-investment	75,230	75,230	-	75,230	-
Federal Home Loan Bank stock, at cost	11,683	11,683	-	-	11,683
Bank owned life insurance	17,187	17,213	-	17,213	-
Accrued interest receivable	2,057	2,057	-	2,057	-
Liabilities:
Deposits	550,626	550,828	-	550,828	-
Federal Home Loan Bank advances	256,120	258,943	-	258,943	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	104	104	-	104	-

December 31, 2015
Assets:
Cash and due from financial institutions	$6,108	$6,108	$6,108	$-	$-
Short-term interest-earning deposits	17,473	17,473	17,473	-	-
Portfolio loans, net	603,507	617,487	-	617,287	200
Loans held-for-sale	6,591	6,948	-	6,948	-
Warehouse loans held-for-investment	44,074	44,074	-	44,074	-
Federal Home Loan Bank stock, at cost	9,517	9,517	-	-	9,517
Bank owned life insurance	17,070	17,087	-	17,087	-
Accrued interest receivable	2,107	2,107	-	2,107	-
Liabilities:
Deposits	555,821	557,635	-	557,635	-
Securities sold under agreements to repurchase	9,991	9,991	-	9,991	-
Federal Home Loan Bank advances	207,543	210,520	-	210,520	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	81	81	-	81	-

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

March 31, 2016

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of March 31, 2016 and December 31, 2015.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of March 31, 2016 and December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

March 31, 2016
Securities available-for-sale:
State and municipal	$5,042	$135	$-	$5,177	$5,177
Mortgage-backed securities – residential	67,600	193	(360)	67,433	67,433
Collateralized mortgage obligations – U.S. government	3,873	-	(51)	3,822	3,822
Corporate debt	5,000	15	-	5,015	5,015
Total securities available-for-sale	81,515	343	(411)	81,447	81,447
Total investment securities	$81,515	$343	$(411)	$81,447	$81,447

December 31, 2015
Securities available-for-sale:
U.S. government–sponsored enterprises	$5,000	$-	$(129)	$4,871	$4,871
State and municipal	5,048	94	-	5,142	5,142
Mortgage-backed securities – residential	102,277	726	(1,349)	101,654	101,654
Collateralized mortgage obligations – U.S. government	8,711	-	(268)	8,443	8,443
Total securities available-for-sale	121,036	820	(1,746)	120,110	120,110
Total investment securities	$121,036	$820	$(1,746)	$120,110	$120,110

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, segregated by contractual maturity as of March 31, 2016, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$-	$-
Due from more than one to five years	421	422
Due from more than five to ten years (1)	7,801	7,899
Due after ten years	1,820	1,871
Mortgage-backed securities – residential	67,600	67,433
Collateralized mortgage obligations – U.S. government	3,873	3,822
	$81,515	$81,447

(1)	Includes $5.0 million (amortized cost) of corporate debt, consisting of one instrument with a scheduled maturity date of March 2026, however, the corporate debt instrument includes a special feature which makes it callable starting in March 2021.

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities with unrealized losses as of March 31, 2016 and December 31, 2015, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2016
Mortgage-backed securities – residential	$-	$-	$45,123	$(360)	$45,123	$(360)
Collateralized mortgage obligations – U.S. government	-	-	3,822	(51)	3,822	(51)
	$-	$-	$48,945	$(411)	$48,945	$(411)

December 31, 2015
U.S. government–sponsored enterprises	$-	$-	$4,871	$(129)	$4,871	$(129)
State and municipal (1)	423	-	-	-	423	-
Mortgage-backed securities – residential	25,578	(106)	51,936	(1,243)	77,514	(1,349)
Collateralized mortgage obligations – U.S. government	-	-	8,443	(268)	8,443	(268)
	$26,001	$(106)	$65,250	$(1,640)	$91,251	$(1,746)

(1)	The state and municipal unrealized losses as of December 31, 2015, are less than $500 and, therefore, are rounded to zero in this table.

The 10-year treasury rate as of March 31, 2016 and December 31, 2015, was 1.78% and 2.27%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of March 31, 2016, the Company’s security portfolio consisted of 28 investment securities (all classified as available-for-sale), 11 of which were in an unrealized loss position. All unrealized losses were related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of March 31, 2016, $71.3 million, or approximately 87.5% of the debt securities held by the Company, including all 11 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions the U.S. government has affirmed its commitment to support.

The decline in fair value was attributable to changes in interest rates and not credit quality. The Company currently does not have the intent to sell these securities, other than those securities sold at a gain in February 2016, and it is not more likely than not it will be required to sell the securities before their anticipated recovery. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2016.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of March 31, 2016 and December 31, 2015, and did not record OTTI related to such securities during the three months ended March 31, 2016 and 2015.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $45.2 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. Gross gains of $1.0 million were realized during the three months ended March 31, 2016. Gross losses of $0.2 million were realized during the three months ended March 31, 2016. The net gain on sale of securities available-for-sale for the three months ended March 31, 2016, includes $0.8 million of accumulated other comprehensive income reclassifications from unrealized holding gains. No gross gains were realized during the three months ended March 31, 2015. Gross losses of $9,000 were realized during the three months ended March 31, 2015, all of which is related to accumulated other comprehensive income reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, which were reclassified to available-for-sale as of December 31, 2015. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for the three months ended March 31, 2016. Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.4 million for the three months ended March 31, 2015. The Company did not sell any additional investment securities classified as held-to-maturity during the three months ended March 31, 2015.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at March 31, 2016 and December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016	% of Total Loans	December 31, 2015	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$286,873	44.8%	$276,286	45.8%
Multi-family	82,983	13.0%	83,442	13.9%
Commercial	74,718	11.7%	61,613	10.2%
Land	15,760	2.4%	16,472	2.7%
Total real estate loans	460,334	71.9%	437,813	72.6%

Real estate construction loans:
One- to four-family	28,078	4.4%	22,526	3.7%
Commercial	20,547	3.2%	12,527	2.1%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	48,625	7.6%	35,053	5.8%

Other portfolio loans:
Home equity	41,011	6.4%	41,811	6.9%
Consumer	43,333	6.8%	44,506	7.4%
Commercial	46,674	7.3%	44,076	7.3%
Total other portfolio loans	131,018	20.5%	130,393	21.6%

Total portfolio loans	639,977	100.0%	603,259	100.0%

Allowance for portfolio loan losses	(7,774)		(7,745)
Net deferred portfolio loan costs	5,629		5,465
Premiums and discounts on purchased loans, net	2,418		2,528

Portfolio loans, net	$640,250		$603,507

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of March 31, 2016 and December 31, 2015:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

March 31, 2016
Real estate loans:
One- to four-family	$283,384	$1,242	$535	$1,712	$3,489	$286,873
Multi-family	82,983	-	-	-	-	82,983
Commercial	74,534	56	-	128	184	74,718
Land	15,720	40	-	-	40	15,760
Total real estate loans	456,621	1,338	535	1,840	3,713	460,334

Real estate construction loans:
One- to four-family	28,078	-	-	-	-	28,078
Commercial	20,547	-	-	-	-	20,547
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	48,625	-	-	-	-	48,625

Other portfolio loans:
Home equity	40,261	527	78	145	750	41,011
Consumer	42,479	506	283	65	854	43,333
Commercial	45,885	-	-	789	789	46,674
Total other portfolio loans	128,625	1,033	361	999	2,393	131,018

Total portfolio loans	$633,871	$2,371	$896	$2,839	$6,106	$639,977

December 31, 2015
Real estate loans:
One- to four-family	$271,340	$2,079	$1,065	$1,802	$4,946	$276,286
Multi-family	83,442	-	-	-	-	83,442
Commercial	61,485	-	-	128	128	61,613
Land	16,431	41	-	-	41	16,472
Total real estate loans	432,698	2,120	1,065	1,930	5,115	437,813

Real estate construction loans:
One- to four-family	22,526	-	-	-	-	22,526
Commercial	12,527	-	-	-	-	12,527
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	35,053	-	-	-	-	35,053

Other portfolio loans:
Home equity	40,966	643	99	103	845	41,811
Consumer	43,429	616	181	280	1,077	44,506
Commercial	43,574	-	383	119	502	44,076
Total other portfolio loans	127,969	1,259	663	502	2,424	130,393

Total portfolio loans	$595,720	$3,379	$1,728	$2,432	$7,539	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of March 31, 2016 and December 31, 2015, were $4.5 million and $4.2 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of March 31, 2016 and December 31, 2015. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans.

The following table presents performing and nonperforming portfolio loans by class of loans as of March 31, 2016 and December 31, 2015:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

March 31, 2016
Real estate loans:
One- to four-family	$284,390	$2,483	$286,873
Multi-family	82,983	-	82,983
Commercial	74,590	128	74,718
Land	15,760	-	15,760
Total real estate loans	457,723	2,611	460,334

Real estate construction loans:
One- to four-family	28,078	-	28,078
Commercial	20,547	-	20,547
Acquisition and development	-	-	-
Total real estate construction loans	48,625	-	48,625

Other portfolio loans:
Home equity	40,593	418	41,011
Consumer	42,771	562	43,333
Commercial	45,810	864	46,674
Total other portfolio loans	129,174	1,844	131,018

Total portfolio loans	$635,522	$4,455	$639,977

December 31, 2015
Real estate loans:
One- to four-family	$273,354	$2,932	$276,286
Multi-family	83,442	-	83,442
Commercial	61,485	128	61,613
Land	16,428	44	16,472
Total real estate loans	434,709	3,104	437,813

Real estate construction loans:
One- to four-family	22,526	-	22,526
Commercial	12,527	-	12,527
Acquisition and development	-	-	-
Total real estate construction loans	35,053	-	35,053

Other portfolio loans:
Home equity	41,382	429	41,811
Consumer	44,083	423	44,506
Commercial	43,807	269	44,076
Total other portfolio loans	129,272	1,121	130,393

Total portfolio loans	$599,034	$4,225	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of March 31, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

March 31, 2016
Real estate loans:
Multi-family	$82,896	$-	$87	$-	$82,983
Commercial	74,105	398	215	-	74,718
Land	9,924	326	5,510	-	15,760
Total real estate loans	166,925	724	5,812	-	173,461

Real estate construction loans:
Commercial	20,547	-	-	-	20,547
Total real estate construction loans	20,547	-	-	-	20,547

Other portfolio loans:
Commercial	45,502	-	1,172	-	46,674
Total other portfolio loans	45,502	-	1,172	-	46,674

Total portfolio loans	$232,974	$724	$6,984	$-	$240,682

December 31, 2015
Real estate loans:
Multi-family	$83,335	$-	$107	$-	$83,442
Commercial	60,203	1,193	217	-	61,613
Land	10,408	98	5,966	-	16,472
Total real estate loans	153,946	1,291	6,290	-	161,527

Real estate construction loans:
Commercial	12,527	-	-	-	12,527
Total real estate construction loans	12,527	-	-	-	12,527

Other portfolio loans:
Commercial	43,224	-	852	-	44,076
Total other portfolio loans	43,224	-	852	-	44,076

Total portfolio loans	$209,697	$1,291	$7,142	$-	$218,130

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less credit risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. If the real estate market deteriorates and the value of residential real estate declines, there is a potential risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Multi-family residential real estate loans generally involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans. Multi-family residential real estate loans involve a greater degree of credit risk as compared to residential real estate loans due to the reliance on the successful operation of the project. These are also more sensitive to adverse economic conditions.

•	Commercial real estate loans generally have greater credit risk as compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Land loans generally involve a greater degree of credit risk as compared to residential real estate loans due to the lack of cash flow and reliance on the borrower’s financial capacity. These are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential and commercial real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans include Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Loans

•	Home equity loans and home equity lines of credit are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, there is a potential risk of loss if the real estate market deteriorates and the value of residential real estate declines.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended March 31, 2016 and 2015 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

March 31, 2016
Real estate loans:
One- to four-family	$3,142	$(12)	$8	$(131)	$3,007
Multi-family	217	-	-	(1)	216
Commercial	1,337	-	-	236	1,573
Land	260	-	11	(61)	210
Total real estate loans	4,956	(12)	19	43	5,006

Real estate construction loans:
One- to four-family	144	-	-	36	180
Commercial	116	-	-	42	158
Acquisition and development	-	-	-	-	-
Total real estate construction loans	260	-	-	78	338

Other portfolio loans:
Home equity	972	(24)	5	(135)	818
Consumer	871	(204)	95	68	830
Commercial	556	-	-	25	581
Total other portfolio loans	2,399	(228)	100	(42)	2,229

Unallocated	130	-	-	71	201

Total	$7,745	$(240)	$119	$150	$7,774

March 31, 2015
Real estate loans:
One- to four-family	$3,206	$(136)	$110	$14	$3,194
Multi-family	28	(5)	6	16	45
Commercial	1,023	-	-	37	1,060
Land	197	(21)	23	(19)	180
Total real estate loans	4,454	(162)	139	48	4,479

Real estate construction loans:
One- to four-family	16	-	-	25	41
Commercial	19	-	-	20	39
Acquisition and development	-	-	-	-	-
Total real estate construction loans	35	-	-	45	80

Other portfolio loans:
Home equity	992	(110)	8	49	939
Consumer	844	(88)	59	35	850
Commercial	663	-	-	(34)	629
Total other portfolio loans	2,499	(198)	67	50	2,418

Unallocated	119	-	-	54	173

Total	$7,107	$(360)	$206	$197	$7,150

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of March 31, 2016:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$-	$3,007	$3,007
Multi-family	-	216	216
Commercial	206	1,367	1,573
Land	-	210	210
Total real estate loans	206	4,800	5,006

Real estate construction loans:
One- to four-family	-	180	180
Commercial	-	158	158
Acquisition and development	-	-	-
Total real estate construction loans	-	338	338

Other portfolio loans:
Home equity	-	818	818
Consumer	-	830	830
Commercial	143	438	581
Total other portfolio loans	143	2,086	2,229

Unallocated	-	201	201

Total ending allowance for portfolio loan losses balance	$349	$7,425	$7,774

Portfolio loans:
Real estate loans:
One- to four-family	$-	$286,873	$286,873
Multi-family	87	82,896	82,983
Commercial	2,535	72,183	74,718
Land	5,510	10,250	15,760
Total real estate loans	8,132	452,202	460,334

Real estate construction loans:
One- to four-family	-	28,078	28,078
Commercial	-	20,547	20,547
Acquisition and development	-	-	-
Total real estate construction loans	-	48,625	48,625

Other portfolio loans:
Home equity	-	41,011	41,011
Consumer	-	43,333	43,333
Commercial	816	45,858	46,674
Total other portfolio loans	816	130,202	131,018

Total ending portfolio loans balance	$8,948	$631,029	$639,977

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2015:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$-	$3,142	$3,142
Multi-family	-	217	217
Commercial	219	1,118	1,337
Land	-	260	260
Total real estate loans	219	4,737	4,956

Real estate construction loans:
One- to four-family	-	144	144
Commercial	-	116	116
Acquisition and development	-	-	-
Total real estate construction loans	-	260	260

Other portfolio loans:
Home equity	-	972	972
Consumer	-	871	871
Commercial	83	473	556
Total other portfolio loans	83	2,316	2,399

Unallocated	-	130	130

Total ending allowance for portfolio loan losses balance	$302	$7,443	$7,745

Portfolio loans:
Real estate loans:
One- to four-family	$-	$276,286	$276,286
Multi-family	107	83,335	83,442
Commercial	2,576	59,037	61,613
Land	5,965	10,507	16,472
Total real estate loans	8,648	429,165	437,813

Real estate construction loans:
One- to four-family	-	22,526	22,526
Commercial	-	12,527	12,527
Acquisition and development	-	-	-
Total real estate construction loans	-	35,053	35,053

Other portfolio loans:
Home equity	-	41,811	41,811
Consumer	-	44,506	44,506
Commercial	639	43,437	44,076
Total other portfolio loans	639	129,754	130,393

Total ending portfolio loans balance	$9,287	$593,972	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for TDRs individually evaluated for impairment of approximately $0.4 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$20,204	$18,933
Multi-family	-	-
Commercial	2,536	2,576
Land	6,371	7,075
Total real estate loans	29,111	28,584

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	4,812	4,601
Consumer	1,520	1,472
Commercial	281	320
Total other portfolio loans	6,613	6,393

Total TDRs classified as impaired loans	$35,724	$34,977

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $31.2 million and $30.5 million as of March 31, 2016 and December 31, 2015, respectively. There were no commitments to lend additional amounts on TDRs as of March 31, 2016 and December 31, 2015.

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

The following table presents information on TDRs during the three months ended March 31, 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
March 31, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	12	$1,505	$1,505
Total real estate loans	12	1,505	1,505

Other portfolio loans:
Home equity	7	385	385
Consumer	1	120	120
Total other portfolio loans	8	505	505

Total troubled debt restructurings	20	$2,010	$2,010

March 31, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,099	$1,099
Land	2	61	61
Total real estate loans	11	1,160	1,160

Other portfolio loans:
Home equity	3	247	247
Consumer	2	10	10
Total other portfolio loans	5	257	257

Total troubled debt restructurings	16	$1,417	$1,417

All of the Company’s portfolio loans that were restructured as TDRs during the three months ended March 31, 2016 and 2015, were interest rate modifications.

There were no subsequent defaults on portfolio loans that were restructured as TDRs during the three months ended March 31, 2016 and 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of March 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	87	87	-
Commercial	507	507	-
Land	5,510	5,510	-
Total real estate loans	6,104	6,104	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	370	370	-
Total other portfolio loans	370	370	-

Total with no related allowance recorded	$6,474	$6,474	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$22,192	$23,274	$1,290
Multi-family	-	-	-
Commercial	2,411	2,411	207
Land	862	943	109
Total real estate loans	25,465	26,628	1,606

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,957	5,148	468
Consumer	2,081	2,144	207
Commercial	446	446	143
Total other portfolio loans	7,484	7,738	818

Total with an allowance recorded	$32,949	$34,366	$2,424

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	107	107	-
Commercial	514	514	-
Land	5,965	5,965	-
Total real estate loans	6,586	6,586	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	427	427	-
Total other portfolio loans	427	427	-

Total with no related allowance recorded	$7,013	$7,013	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$21,587	$22,558	$1,246
Multi-family	-	-	-
Commercial	2,062	2,062	219
Land	1,110	1,190	140
Total real estate loans	24,759	25,810	1,605

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,785	4,976	480
Consumer	1,891	1,981	210
Commercial	212	212	83
Total other portfolio loans	6,888	7,169	773

Total with an allowance recorded	$31,647	$32,979	$2,378

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended March 31, 2016 and 2015:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

March 31, 2016
Real estate loans:
One- to four-family	$21,890	$236	$-
Multi-family	97	1
Commercial	2,748	26	-
Land	6,724	55	-
Total real estate loans	31,459	318	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,871	57	-
Consumer	1,986	27	-
Commercial	728	5	-
Total other portfolio loans	7,585	89	-

Total	$39,044	$407	$-

March 31, 2015
Real estate loans:
One- to four-family	$21,667	$235	$-
Multi-family	176	2	-
Commercial	4,115	38	-
Land	7,019	59	-
Total real estate loans	32,977	334	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,736	44	-
Consumer	1,716	23	-
Commercial	921	6	-
Total other portfolio loans	6,373	73	-

Total	$39,350	$407	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $1.6 million and $3.4 million of one- to four-family residential and home equity loans in process of foreclosure as of March 31, 2016 and December 31, 2015, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.9 million as of both March 31, 2016 and December 31, 2015. The activity on these loans during the three months ended March 31, 2016 and the year ended December 31, 2015, was as follows:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)

Beginning balance	$1,919	$169
New portfolio loans and advances on existing loans	-	1,776
Effect of changes in related parties	-	-
Repayments	(14)	(26)
Ending balance	$1,905	$1,919

NOTE 8. OTHER LOANS

The Company’s other loans are comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), and warehouse loans held-for-investment. The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA/USDA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans held-for-investment and permits the third-party originator to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding.

During the three months ended March 31, 2016 and 2015, the Company internally originated approximately $11.1 million and $1.7 million of mortgage loans held-for-sale, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three months ended March 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively.

During the three months ended March 31, 2016 and 2015, the Company internally originated approximately $0.6 million and $1.3 million, respectively, of SBA/USDA loans held-for-sale. The gain recorded on sales of SBA/USDA loans held-for-sale was $0.2 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016 and 2015, the Company originated approximately $294.4 million and $214.9 million, respectively, of warehouse loans held-for-investment through third parties. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the three months ended March 31, 2016 and 2015, of $0.4 million and $0.3 million, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was 13 days and 19 days for the three months ended March 31, 2016 and 2015, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 8. OTHER LOANS (continued)

As of March 31, 2016 and December 31, 2015, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no outstanding balance on repurchase agreements as of March 31, 2016, and repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the three months ended March 31, 2016 and the year ended December 31, 2015, is summarized as follows:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)

Average daily balance outstanding during the period	$329	$31,370
Maximum month-end balance during the period	$-	$66,300
Weighted average coupon interest rate during the period	0.80%	4.89%
Weighted average coupon interest rate at end of period	-%	0.80%
Weighted average maturity (months)	-	-

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

On June 26, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. On July 1, 2015, the Company paid off $10.0 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. There was no penalty associated with the pay-off.

On December 29, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. On January 4, 2016, the Company paid off $10.0 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. There was no penalty associated with the pay-off.

The Company had $13.3 million and $10.1 million in investment securities posted as collateral under this new repurchase agreement as of March 31, 2016 and December 31, 2015, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2016 and December 31, 2015, advances from the FHLB were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)

Maturity on February 10, 2016, fixed rate at 0.35%	$-	$20,000
Maturity on April 25, 2016, fixed rate at 0.42%	50,000	-
Maturity on June 20, 2016, fixed rate at 0.50%	55,000	55,000
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	47,500
Maturity on June 20, 2017, fixed rate 0.73%	2,083	2,500
Maturity on June 20, 2017, fixed rate 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	3,250	3,500
Maturity on December 23, 2019, adjustable rate 2.43% (1)	20,000	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)	15,000	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)	15,000	15,000
Maturity on February 10, 2021, fixed rate at 1.10%	20,000	-
Daily rate credit, no maturity date, adjustable rate at 0.62%	8,500	10,000
Prepayment penalties (2)	(638)	(1,382)
Total	$256,120	$207,543

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million in aggregate of deferred prepayment penalties were factored into the new interest rate of such three advances.
(2)	The prepayment penalties as of March 31, 2016 and December 31, 2015, are being amortized through June 2016.

The FHLB advances had a weighted-average maturity of 18 months and a weighted-average rate of 0.95% at March 31, 2016. The Company had $300.3 million in portfolio loans posted as collateral for these advances as of March 31, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $0.1 million at March 31, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of March 31, 2016, fair value exceeded the book value of the individual advances by $2.8 million, which was collateralized by portfolio loans (included in the $300.3 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $63.4 million as of March 31, 2016.

NOTE 11. INCOME TAXES

Income tax expense for the three months ending March 31, 2016 and 2015 was as follows:

	Three months ending March 31,
	2016	2015
	(Dollars in Thousands)

Income before income tax expense	$2,423	$444
Effective tax rate	37.1%	10.7%
Income tax expense	899	48
Change in valuation allowance – federal	-	-
Change in valuation allowance – state	-	-
Income tax expense	$899	$48

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 11. INCOME TAXES (continued)

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

The Company’s valuation allowance against its deferred tax assets was $0.1 million as of both March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, the Company used $1.8 million of federal net operating loss carryover and $1.6 million of state net operating loss carryover. During the three months ended March 31, 2015, the Company did not use any federal net operating loss carryover or state net operating loss carryover.

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year, excluding any net operating loss carryover generated after the first quarter of 2013.

The Company has a federal net operating loss carryover of $7.9 million which begins to expire in 2019. There is no valuation allowance on this carryover. The Company has a state net operating loss carryover of $6.5 million which begins to expire in 2018. There is no valuation allowance on this carryover.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 12. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the three months ended March 31, 2016 and 2015:

	Three months ending March 31,
	2016	2015
	(Dollars in Thousands, Except Share Information)

Basic:
Net income	$1,524	$396
Weighted average common shares outstanding	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(71,857)	(76,647)
Less: average director’s deferred compensation shares	(22,594)	(34,478)
Less: average unvested restricted stock awards	-	(274)
Weighted average common shares outstanding, as adjusted	15,414,518	15,397,570
Basic earnings per common share	$0.10	$0.03

Diluted:
Net income	$1,524	$396
Weighted average common shares outstanding, as adjusted (from above)	15,414,518	15,397,570
Add: dilutive effects of assumed exercise of stock options	-	-
Add: dilutive effects of full vesting of stock awards	-	-
Weighted average dilutive shares outstanding	15,414,518	15,397,570
Diluted earnings per common share	$0.10	$0.03

During the three months ended March 31, 2016 and 2015, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 13. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of March 31, 2016 and December 31, 2015, were as follows:

	Actual		Required to be Well-Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2016
Total capital (to risk weighted assets)	$86,627	13.08%	$66,225	10.00%
Common equity tier 1 capital (to risk weighted assets)	78,853	11.91%	43,046	6.50%
Tier 1 capital (to risk weighted assets)	78,853	11.91%	52,980	8.00%
Tier 1 capital (to adjusted total assets)	78,853	9.20%	42,840	5.00%

December 31, 2015
Total capital (to risk weighted assets)	$84,240	13.91%	$60,555	10.00%
Common equity tier 1 capital (to risk weighted assets)	76,655	12.66%	39,361	6.50%
Tier 1 capital (to risk weighted assets)	76,655	12.66%	48,444	8.00%
Tier 1 capital (to adjusted total assets)	76,655	9.49%	40,391	5.00%

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of March 31, 2016, was well-capitalized.

Beginning on January 1, 2016, as a result of the commencement of the phase-in of amended regulatory risk-based capital rules, the Company must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. The capital conservation buffer must consist solely of Common Equity Tier 1 capital, but it applies to all three risk-weighted measurements (total risk based capital to risk-weighted assets ratio, Common Equity Tier 1 capital to risk-weighted assets ratio, Tier 1 capital to risk-weighted assets ratio) in addition to the minimum risk-weighted capital requirements. The capital conservation buffer required for 2016 is common equity equal to 0.625% of risk-weighted assets and will increase by 0.625% per year until reaching 2.5% beginning January 1, 2019.

On March 26, 2015, the Office of the Comptroller of the Currency (the OCC), the Bank’s primary regulator, reclassified the Bank as a well-capitalized institution and terminated the Consent Order, dated August 10, 2012 (the Order), between the OCC and the Bank, which restricted the activities of the Bank in various ways, as previously disclosed.

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

NOTE 14. SUBSEQUENT EVENT

Garden City, Georgia Branch Transaction

On November 20, 2015, the Bank announced it had agreed to sell its branch in Garden City, Georgia (the Garden City branch) to Queensborough National Bank & Trust Company (Queensborough), headquartered in Louisville, Georgia. In the transaction, which closed on April 8, 2016, Queensborough acquired certain assets and assumed certain liabilities of the Bank. The Garden City branch sale, which did not have a material impact on the Company’s assets, loan portfolio or earnings, resulted in $13.7 million of deposits, or approximately 2.5% of the Bank’s total deposits as of March 31, 2016, transferring to Queensborough. The Company recorded a $0.2 million gain on the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (this MD&A) is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and accompanying Notes to the unaudited Condensed Consolidated Financial Statements of Atlantic Coast Financial Corporation (the Company) appearing elsewhere in this Quarterly Report on Form 10-Q (this Report). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 16, 2016 (the 2015 10-K).

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements concerning the Company and its wholly owned subsidiary, Atlantic Coast Bank (the Bank), that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the continued suspension of dividends or share repurchases; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•	our ability to respond to changes in the legislative or regulatory environment and governmental initiatives affecting the banking and financial services industry and to comply with and remain abreast of recently enacted, modified or proposed federal, state and local laws, regulations and rules;

•	local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including, but not limited to, the allowance for portfolio loan losses;

•	changes in the financial performance or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other credit agreements, and the impact of such changes on our levels of nonperforming assets;

•	changes in sources and uses of funds, including loans, deposits and borrowings, and our ability to retain and grow core deposits and maintain unsecured federal funds lines and secured lines of credit with correspondent banks;

•	changes in interest rates on levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	the concentration of our loan portfolio in real estate based loans and the geographic concentration of those loans secured by one- to four-family residential real estate;

•	the potential threat of cyber-attacks on our network and the information stored on our servers, and our ability to implement information technology software and security measures to effectively neutralize cyber-security threats; and

•	our ability to successfully implement changes in accounting policies, rules and practices.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in the 2015 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report, which lists of factors, together with the foregoing list of factors, are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

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

Recent Events

Board of Directors

On February 29, 2016, Kevin G. Champagne, Chairman of the Board of Directors (the Board) of the Company, and the Bank, informed the Company of his decision to retire as Chairman and director of each of the Company and the Bank, effective immediately. In connection with Mr. Champagne’s retirement, the Board reduced the number of Board seats from eight to seven. Additionally, the Board named the former Vice Chairman, John J. Dolan, as the new Chairman and Jay S. Sidhu as the new Vice Chairman.

Independent Registered Public Accounting Firm

On March 28, 2016, the audit committee (the Audit Committee) of the Board of the Company approved the dismissal of RSM US LLP, formerly known as McGladrey LLP, as the Company's independent registered public accounting firm. Additionally, on the same day, the Audit Committee approved the Company’s engagement of Dixon Hughes Goodman LLP to serve as the Company's independent registered public accounting firm for the year ending December 31, 2016.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first three months of 2016. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 10-K.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General

Total assets increased $35.8 million, or 4.2%, to $893.0 million at March 31, 2016, as compared to $857.2 million at December 31, 2015. The increase in assets were funded primarily by increases in Federal Home Loan Bank (FHLB) advances of $48.6 million, non-maturing deposits of $11.3 million, and stockholders’ equity of $2.1 million, as discussed below, partially offset by the reduction of $16.5 million in time deposits and $10.0 million in securities sold under agreements to repurchase (repurchase agreements). Net portfolio loans increased $36.7 million, other loans increased $30.5 million, and cash and cash equivalents increased $5.5 million, while investment securities decreased $38.7 million. Total deposits decreased $5.2 million, or 0.9%, to $550.6 million at March 31, 2016, from $555.8 million at December 31, 2015. Noninterest-bearing demand accounts increased $4.9 million, interest-bearing demand accounts increased by $3.5 million, and savings and money market accounts increased $2.9 million, while time deposits decreased by $16.5 million during the three months ended March 31, 2016. Total borrowings increased by $38.6 million to $256.1 million at March 31, 2016, from $217.5 million at December 31, 2015, due to the aforementioned increase in FHLB advances in the first quarter of 2016, partially offset by the aforementioned reduction in repurchase agreements during the same period. Stockholders’ equity increased by $2.1 million to $82.8 million at March 31, 2016, from $80.7 million at December 31, 2015, due to net income of $1.5 million and other comprehensive income of $0.6 million for the three months ended March 31, 2016.

Following are the summarized comparative balance sheets as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,	Increase / (Decrease)
	2016	2015	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$29,093	$23,581	$5,512	23.4%
Investment securities	81,447	120,110	(38,663)	(32.2)%
Portfolio loans	648,024	611,252	36,772	6.0%
Allowance for portfolio loan losses	7,774	7,745	29	0.4%
Portfolio loans, net	640,250	603,507	36,743	6.1%
Other loans (held-for-sale and warehouse loans held-for-investment)	81,208	50,665	30,543	60.3%
Other Assets	60,964	59,335	1,629	2.7%
Total assets	$892,962	$857,198	$35,764	4.2%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$52,125	$47,208	$4,917	10.4%
Interest-bearing demand	108,613	105,159	3,454	3.3%
Savings and money market	174,594	171,664	2,930	1.7%
Time	215,294	231,790	(16,496)	(7.1)%
Total deposits	550,626	555,821	(5,195)	(0.9)%
Securities sold under agreements to repurchase	-	9,991	(9,991)	(100.0)%
Federal Home Loan Bank advances	256,120	207,543	48,577	23.4%
Accrued expenses and other liabilities	3,384	3,105	279	9.0%
Total liabilities	810,130	776,460	33,670	4.3%
Total stockholders’ equity	82,832	80,738	2,094	2.6%
Total liabilities and stockholders’ equity	$892,962	$857,198	$35,764	4.2%

Cash and Cash Equivalents

Cash and cash equivalents increased $5.5 million to $29.1 million at March 31, 2016, from $23.6 million at December 31, 2015. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $38.7 million to $81.4 million at March 31, 2016, from $120.1 million at December 31, 2015, in order to fund the origination of loans and pay-off liabilities. The decrease was primarily due to one transaction executed by the Bank, a sale of $41.1 million of investment securities in February 2016, as the market provided an opportunity to sell these investment securities, which had low fixed-rate yields, at a net gain. The impact of this transaction was partially offset by the purchase of $5.0 million of investment securities.

As of March 31, 2016 and December 31, 2015, all of the $81.4 million and $120.1 million, respectively, of investment securities were classified as available-for-sale.

As of March 31, 2016, approximately $13.3 million of investment securities were pledged as collateral for the repurchase agreements. As of March 31, 2016, $71.3 million, or 87.5%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions the U.S. government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of March 31, 2016 and December 31, 2015, excluding loans held-for-sale and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment):

	March 31, 2016	% of Total Portfolio Loans	December 31, 2015	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$286,873	44.8%	$276,286	45.8%
Multi-family	82,983	13.0%	83,442	13.9%
Commercial	74,718	11.7%	61,613	10.2%
Land	15,760	2.4%	16,472	2.7%
Total real estate loans	460,334	71.9%	437,813	72.6%
Real estate construction loans:
One- to four-family	28,078	4.4%	22,526	3.7%
Commercial	20,547	3.2%	12,527	2.1%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	48,625	7.6%	35,053	5.8%
Other portfolio loans:
Home equity	41,011	6.4%	41,811	6.9%
Consumer	43,333	6.8%	44,506	7.4%
Commercial	46,674	7.3%	44,076	7.3%
Total other portfolio loans	131,018	20.5%	130,393	21.6%

Total portfolio loans	639,977	100.0%	603,259	100.0%
Allowance for portfolio loan losses	(7,774)		(7,745)
Net deferred portfolio loan costs	5,629		5,465
Premiums and discounts on purchased loans, net	2,418		2,528
Portfolio loans, net	$640,250		$603,507

Total portfolio loans increased $36.7 million, or 6.1%, to $640.0 million at March 31, 2016, as compared to $603.3 million at December 31, 2015, primarily due to originations of $11.6 million of one- to four-family residential mortgages and $13.8 million of commercial real estate loans, as well as the purchase of $7.1 million of commercial real estate loans, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the three months ended March 31, 2016. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.1 million and transfers to OREO of nonperforming loans of $0.1 million during the first quarter of 2016.

Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), SBA and USDA portfolio loans and other portfolio loans to small businesses are included in the commercial category of other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at both March 31, 2016 and December 31, 2015, was $7.7 million. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of March 31, 2016, first mortgages (including residential construction loans) and home equity loans totaled $356.0 million, or 55.6% of total portfolio loans. Approximately $23.7 million, or 57.8%, of loans recorded as home equity loans and $338.7 million, or 95.1%, of loans collateralized by one- to four-family residential properties were in a first lien position as of March 31, 2016.

The composition of first mortgages and home equity loans by state as of March 31, 2016 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$195,152	$57,424	$34,297	$286,873
Home equity and lines of credit	21,903	18,990	118	41,011
One- to four-family construction loans	26,185	1,267	626	28,078
	$243,240	$77,681	$35,041	$355,962

Allowance for Portfolio Loan Losses

The allowance was $7.8 million, or 1.20% of total portfolio loans, at March 31, 2016, compared to $7.7 million, or 1.27% of total portfolio loans, at December 31, 2015.

The activity in the allowance for the three months ended March 31, 2016 and 2015 was as follows:

	2016	2015
	(Dollars in Thousands)
Balance at beginning of year	$7,745	$7,107

Charge-offs:
Real estate loans:
One- to four-family	(12)	(136)
Multi-family	-	(5)
Commercial	-	-
Land	-	(21)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(24)	(110)
Consumer	(204)	(88)
Commercial	-	-
Total charge-offs	(240)	(360)

Recoveries:
Real estate loans:
One- to four-family	8	110
Multi-family	-	6
Commercial	-	-
Land	11	23
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	5	8
Consumer	95	59
Commercial	-	-
Total recoveries	119	206

Net charge-offs	(121)	(154)
Provision for portfolio loan losses	150	197
Balance at end of period	$7,774	$7,150

Net charge-offs to average outstanding portfolio loans	0.08%	0.14%

Net charge-offs during the three months ended March 31, 2016 decreased compared to the same period in 2015, primarily due to a $105,000 decrease in net charge-offs in one- to four-family residential and home equity loans, partially offset by a $43,000 increase in net charge-offs in manufactured home loans, and a $38,000 increase in net charge-offs in auto loans.

Below is a comparative composition of nonperforming assets (excluding TDRs) as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$2,483	$2,932
Multi-family	-	-
Commercial	128	128
Land	-	44
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	418	429
Consumer	562	423
Commercial	864	269
Total nonperforming loans	4,455	4,225
Other real estate owned	3,207	3,232
Total nonperforming assets	$7,662	$7,457

Nonperforming loans to total portfolio loans	0.69%	0.69%
Nonperforming assets to total assets	0.86%	0.87%

Nonperforming loans were $4.5 million, or 0.69% of total portfolio loans, at March 31, 2016, as compared to $4.2 million, or 0.69% of total portfolio loans, at December 31, 2015. The slight increase in nonperforming loans was primarily due to performing loans becoming nonperforming loans, partially offset by the transfer of $0.1 million in nonperforming loans to OREO and principal reductions and loan pay-offs of existing nonperforming loans.

The current market for disposing of nonperforming assets is active, and these types of transactions may result in additional losses over the amounts provided for in the allowance. However, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of March 31, 2016, total nonperforming one- to four-family residential and home equity loans of $2.9 million was derived from $3.9 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date the applicable loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of March 31, 2016 and December 31, 2015, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $3.2 million at both March 31, 2016 and December 31, 2015, as the Company had sales of OREO of $0.1 million during the three months ended March 31, 2016, which was offset by transfers from nonperforming loans into OREO of $0.1 million during the same period. The Company did not have any writedowns of OREO during the three months ended March 31, 2016. The OREO balances at both March 31, 2016 and December 31, 2015, included a commercial real estate property, representing the majority of each balance. As of both March 31, 2016 and December 31, 2015, the balance of such commercial real estate property was $2.5 million. The Company did not record any losses on foreclosed assets for the three months ended March 31, 2016 and 2015.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$413	$60	$437	$-
Nonperforming (1)	4,455	17	4,225	83
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	7,925	273	8,453	218
Performing troubled debt restructurings – residential	26,630	2,074	25,545	2,076
Total impaired loans	$39,423	$2,424	$38,660	$2,378

(1)	Balances include nonperforming TDR loans of $0.9 million as of March 31, 2016 and nonperforming TDR loans of $1.0 million as of December 31, 2015. There were no specific reserves for these nonperforming TDR loans as of March 31, 2016 and December 31, 2015.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $35.7 million as of March 31, 2016, as compared to $35.0 million at December 31, 2015. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At March 31, 2016, approximately $31.2 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Other loans:
Held-for-sale	$5,978	$6,591
Warehouse loans held-for-investment	75,230	44,074
Total other loans	$81,208	$50,665

Other loans increased $30.5 million, or 60.3%, to $81.2 million at March 31, 2016, as compared to $50.7 million at December 31, 2015, due to an increase in originations of warehouse loans held-for-investment. The increase in warehouse loans held-for-investment was primarily due to relationships with new counterparties.

The Company internally originated $11.1 million and sold $10.5 million of mortgage loans held-for-sale during the three months ended March 31, 2016. The Company internally originated $1.7 million and sold $2.5 million of mortgage loans held-for-sale during the three months ended March 31, 2015. The gain recorded on sales of mortgage loans held-for-sale during the first quarter of 2016 and 2015 was $0.2 million and $0.1 million, respectively. During the three months ended March 31, 2016, the Company internally originated $0.6 million and sold $1.8 million of SBA/USDA loans held-for-sale compared to originations of $1.3 million and sales of $2.5 million during the three months ended March 31, 2015. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during the three months ended March 31, 2016 and 2015 was $0.2 million and $0.4 million, respectively. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $294.4 million and $263.3 million, respectively, for the three months ended March 31, 2016, as compared to originations and sales of $214.9 million and $169.6 million, respectively, for the three months ended March 31, 2015. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the three months ended March 31, 2016 and 2015, of $0.4 million and $0.3 million, respectively. For the three months ended March 31, 2016, the weighted average number of days outstanding of warehouse loans held-for-investment was 13 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015. The valuation allowance is $0.1 million as of both March 31, 2016 and December 31, 2015. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding any net operating loss carryover generated after the first quarter of 2013.

Deposits

Total deposits were $550.6 million at March 31, 2016, a decrease of $5.2 million from $555.8 million at December 31, 2015. The decrease was comprised of a decrease of $16.5 million in time deposits, partially offset by an increase of $11.3 million in non-maturing deposits.

Non-maturing deposits increased to $335.3 million at March 31, 2016, due to a $4.9 million increase in noninterest-bearing demand deposits, a $3.5 million increase in interest-bearing demand deposits and a $2.9 million increase in savings and money market deposits. The increase in non-maturing deposits was due to our continued development of commercial relationships.

Time deposits decreased to $215.3 million as of March 31, 2016, due to a decrease of $20.0 million in brokered deposits, a decrease of $11.6 million in our standard certificates of deposit and a decrease of $0.4 million in non-brokered Internet certificates of deposit, partially offset by an increase of $15.5 million in deposits related to a retail certificates of deposit promotion.

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

Securities Sold Under Agreements to Repurchase

The Company had no outstanding balance on repurchase agreements as of March 31, 2016, and repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the three months ended March 31, 2016 and the year ended December 31, 2015, is summarized as follows:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Average daily balance outstanding during the period	$329	$31,370
Maximum month-end balance during the period	$-	$66,300
Weighted average coupon interest rate during the period	0.80%	4.89%
Weighted average coupon interest rate at end of period	−%	0.80%
Weighted average maturity (months)	-	-

On December 29, 2015, the Company entered into a $10.0 million short-term variable rate repurchase agreement. Under the terms of this repurchase agreement, the instrument did not have a stated maturity date and would continue until terminated by either the Company or the counterparty. Additionally, the collateral required to be pledged by the Company was subject to an adjustment determined by the counterparty and was required to be pledged in amounts equal to the debt plus the adjustment. On January 4, 2016, the Company paid off $10.0 million of repurchase agreements, representing the entire outstanding balance of repurchase agreements as of such date. There was no penalty associated with the pay-off.

The Company had $13.3 million and $10.1 million in investment securities posted as collateral under the new repurchase agreement as of March 31, 2016 and December 31, 2015, respectively.

Federal Home Loan Bank Advances

As of March 31, 2016 and December 31, 2015, advances from the FHLB were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Maturity on February 10, 2016, fixed rate at 0.35%	$-	$20,000
Maturity on April 25, 2016, fixed rate at 0.42%	50,000	-
Maturity on June 20, 2016, fixed rate at 0.50%	55,000	55,000
Maturity on June 22, 2016, fixed rate at 0.54%	47,500	47,500
Maturity on June 20, 2017, fixed rate 0.73%	2,083	2,500
Maturity on June 20, 2017, fixed rate 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	3,250	3,500
Maturity on December 23, 2019, adjustable rate 2.43% (1)	20,000	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)	15,000	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)	15,000	15,000
Maturity on February 10, 2021, fixed rate at 1.10%	20,000	-
Daily rate credit, no maturity date, adjustable rate at 0.62%	8,500	10,000
Prepayment penalties (2)	(638)	(1,382)
Total	$256,120	$207,543

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million in aggregate of deferred prepayment penalties were factored into the new interest rate of such three advances.
(2)	The prepayment penalties as of March 31, 2016 and December 31, 2015, are being amortized through June 2016.

The FHLB advances had a weighted-average maturity of 18 months and a weighted-average rate of 0.95% at March 31, 2016. The Company had $300.3 million in portfolio loans posted as collateral for these advances as of March 31, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $0.1 million at March 31, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of March 31, 2016, fair value exceeded the book value of the individual advances by $2.8 million, which was collateralized by portfolio loans (included in the $300.3 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $63.4 million as of March 31, 2016.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $2.1 million to $82.8 million at March 31, 2016, from $80.7 million at December 31, 2015, due to net income of $1.5 million and other comprehensive income of $0.6 million for the three months ended March 31, 2016. The other comprehensive income during the first quarter of 2016, which reduced the Company’s accumulated other comprehensive loss as of March 31, 2016, was primarily due to the sale of investment securities in February 2016, as well as a positive change in the fair value of investment securities as interest rates decreased during the first three months of 2016. The Company continues to monitor strategies to preserve capital including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

The Company’s equity to assets ratio decreased to 9.3% at March 31, 2016, from 9.4% at December 31, 2015. As of March 31, 2016, the Bank’s total risk based capital to risk-weighted assets ratio was 13.08%, Common Equity Tier 1 capital to risk-weighted assets ratio was 11.91%, Tier 1 capital to risk-weighted assets ratio was 11.91% and Tier 1 capital to adjusted assets ratio was 9.20%. These ratios as of December 31, 2015, were 13.91%, 12.66%, 12.66% and 9.49%, respectively. The decrease in capital ratios as of March 31, 2016, compared with those as of December 31, 2015, was primarily due to growth in the Bank’s balance sheet, especially with respect to portfolio loans, which resulted in an increase in risk-weighted assets and adjusted total assets, partially offset by an increase in capital. The Bank expects to continue to shift its asset base to higher interest-earning loans with higher risk weighting. The Bank’s capital classification under Prompt Corrective Action defined levels as of March 31, 2016, was well-capitalized.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

General

Net income for the three months ended March 31, 2016, was $1.5 million, as compared to net income of $0.4 million for the three months ended March 31, 2015. The Company’s return on assets ratio and return on equity ratio (both annualized) were 0.71% and 7.38%, respectively, for the three months ended March 31, 2016, compared with 0.22% and 2.14%, respectively, for the three months ended March 31, 2015. The net income for the three months ended March 31, 2016, increased $1.1 million as compared to the net income in the same period in 2015, primarily due to an increase in net interest income of $1.7 million and an increase in noninterest income of $0.8 million, partially offset by an increase in noninterest expense of $0.6 million and an increase in income tax expense of $0.8 million. Net interest income increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities and decreased interest expense for deposits and repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on FHLB advances. Noninterest income increased during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to gains on the sale of investment securities, partially offset by a decrease in gains on the sale of loans held-for-sale. Noninterest expense increased during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to an increase in incentive compensation costs and occupancy costs, both associated with the Company’s continuing growth strategies.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2016 and 2015. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$672,292	$7,500	4.46%	$494,950	$6,115	4.94%
Investment securities (2)	103,288	526	2.04%	136,780	668	1.95%
Other interest-earning assets (3)	37,885	170	1.79%	44,014	88	0.80%
Total interest-earning assets	813,465	8,196	4.04%	675,744	6,871	4.08%
Noninterest-earning assets	46,779			34,366
Total assets	$860,244			$710,110

Interest-bearing liabilities:
Interest-bearing demand accounts	$104,450	$114	0.43%	$65,395	$26	0.16%
Savings deposits	59,767	14	0.10%	62,999	23	0.15%
Money market accounts	111,576	155	0.56%	110,868	143	0.51%
Time deposits	228,309	514	0.90%	160,114	358	0.89%
Securities sold under agreements to repurchase	329	1	1.55%	66,300	818	4.94%
Federal Home Loan Bank advances	220,218	1,308	2.38%	121,878	1,083	3.56%
Total interest-bearing liabilities	724,649	2,106	1.16%	587,554	2,451	1.68%
Noninterest-bearing liabilities	52,997			48,526
Total liabilities	777,646			636,080
Total stockholders’ equity	82,598			74,030
Total liabilities and stockholders’ equity	$860,244			$710,110

Net interest income		$6,090			$4,420
Net interest spread			2.88%			2.40%
Net interest-earning assets	$88,816			$88,190
Net interest margin (4)			2.99%			2.62%
Average interest-earning assets to average interest-bearing liabilities		112.26%			115.01%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$2,024	$(639)	$1,385
Investment securities	(170)	28	(142)
Other interest-earning assets	(14)	96	82
Total interest-earning assets	1,840	(515)	1,325

Interest-bearing liabilities:
Interest-bearing demand accounts	23	65	88
Savings deposits	(1)	(8)	(9)
Money market accounts	1	11	12
Time deposits	154	2	156
Securities sold under agreements to repurchase	(484)	(333)	(817)
Federal Home Loan Bank advances	669	(444)	225
Total interest-bearing liabilities	362	(707)	(345)

Net interest income	$1,478	$192	$1,670

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and lower average rates paid on borrowed funds have driven the increase in net interest income, partially offset by lower average loan rates and an increase in borrowed funds.

Interest Income

Total interest income increased $1.3 million to $8.2 million for the three months ended March 31, 2016, as compared to $6.9 million for the three months ended March 31, 2015, due to the impact of higher balances in portfolio loans and other loans outstanding and higher interest rates on funds invested in investment securities, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $7.5 million for the three months ended March 31, 2016 from $6.1 million for the three months ended March 31, 2015. This increase was due to an increase in the average balance of loans, which increased $177.4 million to $672.3 million for the three months ended March 31, 2016 from $494.9 million for the three months ended March 31, 2015, partially offset by a decrease in average yield on loans of 48 basis points to 4.46% for the three months ended March 31, 2016.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the three months ended March 31, 2016, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the three months ended March 31, 2016, partially offset by a slight decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and increased volume related to our relationships with new counterparties.

Interest income earned on investment securities decreased $0.2 million to $0.5 million for the three months ended March 31, 2016 from $0.7 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in the average balance of investment securities of $33.5 million to $103.3 million during the three months ended March 31, 2016.

Interest Expense

Interest expense declined by $0.4 million to $2.1 million for the three months ended March 31, 2016, from $2.5 million for the three months ended March 31, 2015, due to the decrease in interest expense on repurchase agreements, partially offset by increased interest expenses on FHLB advances and deposits. The increase in interest expense on deposits in the first quarter of 2016 as compared to 2015 was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 9 basis points to 0.58% for the three months ended March 31, 2016, as compared to 0.49% for the three months ended March 31, 2015. The decrease in interest expense on repurchase agreements in the first quarter of 2016, as compared to 2015, was primarily due to the repayment of outstanding repurchase agreement balances in June 2015 and during the three months ended March 31, 2016. The increase in interest expense on FHLB advances for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to an increase in the average balance of FHLB advances, partially offset by lower average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.08% for the three months ended March 31, 2016, down from 1.56% for the three months ended March 31, 2015, primarily due to the lower average balances and interest rates related to repurchase agreements, as well as lower interest rates on FHLB advances, partially offset by higher average balances in FHLB advances and an increase in the average rates paid on deposits. Borrowing costs are expected to decrease further, commencing in the third quarter of 2016, when prepayment penalties from a previous restructuring and refinancing transaction are fully amortized. The restructuring and refinancing transaction in the second quarter of 2015, substantially reduced the weighted average interest rate, and related interest expense, on borrowings for the first quarter of 2016 as compared to 2015.

Net Interest Income

Net interest income increased $1.7 million to $6.1 million for the three months ended March 31, 2016, from $4.4 million for the three months ended March 31, 2015, due to the increase in portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities, and decreased interest expense for deposits and repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on FHLB advances and deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 48 basis points to 2.88% for the three months ended March 31, 2016, as compared to 2.40% for the three months ended March 31, 2015. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 37 basis point to 2.99% for the three months ended March 31, 2016, as compared to 2.62% for the three months ended March 31, 2015. The increase in the net interest rate spread primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, higher interest rates on funds invested in investment securities and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million during each of the three months ended March 31, 2016 and 2015. The low level of provision expense during each of the three months ended March 31, 2016 and 2015 primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of net charge-offs in recent years.

The Company had net charge-offs of $0.1 million for the three months ended March 31, 2016, as compared to $0.2 million for the three months ended March 31, 2015.

Noninterest Income

The components of noninterest income for the three months ended March 31, 2016 and 2015, were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$633	$636	$(3)	(0.5)%
Gain on sale of loans held-for-sale	414	499	(85)	(17.0)%
Gain (loss) on sale of securities available-for-sale	828	(9)	837	9,300.0%
Bank owned life insurance earnings	117	118	(1)	(0.8)%
Interchange fees	358	395	(37)	(9.4)%
Other	211	123	88	71.5%
	$2,561	$1,762	$799	45.3%

Noninterest income for the three months ended March 31, 2016 increased $0.8 million to $2.6 million, as compared to $1.8 million for the three months ended March 31, 2015. The increase in noninterest income during the first quarter of 2016, as compared with the same period in 2015, was primarily due to gains on the sale of investment securities, partially offset by a decrease in gains on the sale of loans held-for-sale.

For the three months ended March 31, 2016, gains on sales of mortgage loans held-for-sale was $266,000, deferred fees on mortgage loans held-for-sale was $77,000, gains on sales of SBA/USDA loans held-for-sale was $160,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $64,000. By comparison, for the three months ended March 31, 2015, gains on sales of mortgage loans held-for-sale was $142,000, deferred fees on mortgage loans held-for-sale was $13,000, gains on sales of SBA/USDA loans held-for-sale was $279,000, and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $91,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2016 and 2015, were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,458	$2,916	$542	18.6%
Occupancy and equipment	602	514	88	17.1%
Federal Deposit Insurance Corporation insurance premiums	172	195	(23)	(11.8)%
Foreclosed assets, net	-	-	-	−%
Data processing	456	395	61	15.4%
Outside professional services	471	532	(61)	(11.5)%
Collection expense and repossessed asset losses	145	119	26	21.8%
Other	774	870	(96)	(11.0)%
	$6,078	$5,541	$537	9.7%

Noninterest expense increased $0.6 million to $6.1 million for the three months ended March 31, 2016, from $5.5 million for the three months ended March 31, 2015. The increase in noninterest expense during the first quarter of 2016, as compared with the same period in 2015, primarily reflected an increase in incentive compensation costs and occupancy costs, both associated with the Company’s continuing growth strategies.

With the Company’s strengthened capital position, management expects to maintain its lower levels of risk-related operating expenses, including the Office of the Comptroller of the Currency assessments, Federal Deposit Insurance Corporation insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $0.9 million in income tax expense for the three months ended March 31, 2016, and recorded $48,000 in income tax expense for the three months ended March 31, 2015. The Company’s effective tax rate was 37.1% for the first quarter of 2016 as compared to 10.8% for the first quarter of 2015. The increase in the effective tax rate during the three months ended March 31, 2016, is primarily due to the reversal of the deferred tax valuation allowance in the second quarter of 2015, as well as the increase in income before income tax expense in the first quarter of 2016. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding any net operating loss carryover generated after the first quarter of 2013. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 13 days during the first quarter of 2016 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management aggressively increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source. Consequently, the Bank’s average balance of cash and cash equivalents decreased to $33.3 million during the three months ended March 31, 2016, from $40.5 million during the three months ended March 31, 2015, and consistent with this strategy, management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2016.

As of March 31, 2016 and December 31, 2015, the Company had additional borrowing capacity of $0.1 million and $36.0 million, respectively, with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of March 31, 2016, included the ability to borrow up to approximately $29.8 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of March 31, 2016, the Company had liquidity sources through one $10.0 million and four $5.0 million lines of credit, all with private financial institutions. As of March 31, 2016, the Bank has not borrowed against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. A $10.0 million line of credit for repurchase and reverse repurchase transactions was utilized late in the fourth quarter of 2015, and was fully repaid early in January 2016. Unpledged investment securities were approximately $63.4 million and $82.4 million as of March 31, 2016 and December 31, 2015, respectively.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of March 31, 2016, the Bank had brokered deposits of $41.5 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of March 31, 2016, the Bank had deposits from this service of $15.1 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at March 31, 2016, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

For the first three months of 2016, cash and cash equivalents increased $5.5 million to $29.1 million as of March 31, 2016, as compared to $23.6 million as of December 31, 2015, due to the sale of investment securities, partially offset by the continued deployment of capital, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first three months of 2016, cash provided by financing activities of $33.4 million and operating activities of $2.0 million exceeded cash used in investing activities of $29.9 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $263.3 million, proceeds from FHLB advances of $110.5 million, proceeds from the sale of investment securities of $41.9 million and proceeds from sales of loans held-for-sale of $12.7 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $294.4 million, the repayment of FHLB advances of $62.7 million, net increases in portfolio loans of $29.7 million (excluding the purchase of such loans), originations of loans held-for-sale of $11.7 million, the repayment of repurchase agreements of $10.0 million, the purchase of portfolio loans of $7.1 million and net decreases in deposits of $5.2 million.

For the first three months of 2015, cash and cash equivalents decreased $4.3 million to $18.1 million as of March 31, 2015, as compared to $22.4 million as of December 31, 2014, as a part of the Bank’s strategy to increase portfolio loans and other higher yielding assets which resulted in a reduction of cash and cash equivalents. For the first three months of 2015, cash used in investing activities of $58.7 million exceeded cash provided by operating activities of $19.1 million and financing activities of $35.3 million. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $169.6 million, proceeds from FHLB advances of $37.0 million, net change in other assets of $14.2 million, net increases in deposits of $9.0 million, proceeds from the sale of loans held-for-sale of $5.3 million, and proceeds from maturities and payments of investment securities of $3.9 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $214.9 million, the repayment of FHLB advances of $10.7 million, net increases in portfolio loans of $9.1 million (excluding the purchase of such loans), the purchase of portfolio loans of $7.1 million, and the origination of loans held-for-sale of $3.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended March 31, 2016, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended March 31, 2016, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Risk Factors included within the 2015 10-K. The Company does not believe there have been any material changes in the Company’s risk factors from those disclosed in the 2015 10-K. The risks described in the 2015 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows. See the cautionary note regarding forward-looking statements at Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, for further information.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: May 16, 2016	By:	/s/ John K. Stephens, Jr.
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

31.1	Section 302 Certification of Chief Executive Officer	—	—	—	—	X

31.2	Section 302 Certification of Chief Financial Officer	—	—	—	—	X

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101.INS**	XBRL Instance Document	—	—	—	—	X

101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document	—	—	—	—	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB**	XBRL Taxonomy Label Linkbase Document	—	—	—	—	X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document	—	—	—	—	X

*	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
**	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

