Form 10-Q
period 2016-06-30
Atlantic Coast Financial CORP
filed 2016-08-15
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 15,509,061 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Cash and due from financial institutions	$3,494	$6,108
Short-term interest-earning deposits	20,001	17,473
Total cash and cash equivalents	23,495	23,581
Securities available-for-sale	78,677	120,110
Portfolio loans, net of allowance of $8,030 in 2016 and $7,745 in 2015	657,625	603,507
Other loans:
Held-for-sale	10,135	6,591
Warehouse loans held-for-investment	90,860	44,074
Total other loans	100,995	50,665
Federal Home Loan Bank stock, at cost	11,888	9,517
Land, premises and equipment, net	15,068	15,472
Bank owned life insurance	17,302	17,070
Other real estate owned	2,721	3,232
Accrued interest receivable	2,261	2,107
Deferred tax assets, net	8,622	9,107
Other assets	3,157	2,830
Total assets	$921,811	$857,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$54,653	$47,208
Interest-bearing demand	101,410	105,159
Savings and money market	188,187	171,664
Time	226,228	231,790
Total deposits	570,478	555,821
Securities sold under agreements to repurchase	-	9,991
Federal Home Loan Bank advances	261,592	207,543
Accrued expenses and other liabilities	5,295	3,105
Total liabilities	837,365	776,460

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at June 30, 2016 and December 31, 2015	155	155
Additional paid-in capital	100,404	100,458
Common stock held by:
Employee stock ownership plan shares of 69,462 at June 30, 2016 and 71,857 at December 31, 2015	(1,509)	(1,561)
Benefit plans	(211)	(248)
Retained deficit	(13,874)	(16,734)
Accumulated other comprehensive loss	(519)	(1,332)
Total stockholders’ equity	84,446	80,738
Total liabilities and stockholders’ equity	$921,811	$857,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans, including fees	$7,938	$6,647	$15,438	$12,762
Securities and interest-earning deposits in other financial institutions	568	775	1,264	1,531
Total interest and dividend income	8,506	7,422	16,702	14,293
Interest expense:
Deposits	847	578	1,644	1,128
Securities sold under agreements to repurchase	-	722	1	1,540
Federal Home Loan Bank advances	1,254	1,137	2,562	2,220
Other borrowings	1	-	1	-
Total interest expense	2,102	2,437	4,208	4,888
Net interest income	6,404	4,985	12,494	9,405
Provision for portfolio loan losses	199	190	349	387
Net interest income after provision for portfolio loan losses	6,205	4,795	12,145	9,018

Noninterest income:
Service charges and fees	563	660	1,196	1,296
Gain on sale of loans held-for-sale	949	350	1,363	849
Gain on sale of portfolio loans	218	-	218	-
Gain (loss) on sale of securities available-for-sale	-	-	828	(9)
Bank owned life insurance earnings	115	119	232	237
Interchange fees	349	408	707	803
Other	355	139	566	262
Total noninterest income	2,549	1,676	5,110	3,438

Noninterest expense:
Compensation and benefits	3,512	3,133	6,970	6,049
Occupancy and equipment	603	538	1,205	1,052
Federal Deposit Insurance Corporation insurance premiums	166	154	338	349
Foreclosed assets, net	254	102	254	102
Data processing	513	472	969	867
Outside professional services	539	554	1,010	1,086
Collection expense and repossessed asset losses	117	105	262	224
Securities sold under agreements to repurchase prepayment penalties	-	5,188	-	5,188
Other	926	1,040	1,700	1,910
Total noninterest expense	6,630	11,286	12,708	16,827

Income (loss) before income tax expense (benefit)	2,124	(4,815)	4,547	(4,371)
Income tax expense (benefit)	788	(10,440)	1,687	(10,392)
Net income	$1,336	$5,625	$2,860	$6,021

Earnings per common share:
Basic	$0.09	$0.36	$0.19	$0.39
Diluted	$0.09	$0.36	$0.19	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,336	$5,625	$2,860	$6,021

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	440	(1,367)	2,532	(473)
Reclassification adjustments for (gains) losses recognized in income	-	-	(828)	9
Net unrealized gains (losses)	440	(1,367)	1,704	(464)
Income tax effect	(164)	174	(891)	174
Net of tax effect	276	(1,193)	813	(290)

Total other comprehensive income (loss)	276	(1,193)	813	(290)

Comprehensive income	$1,612	$4,432	$3,673	$5,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

For the six months ended June 30, 2016:

Balance at December 31, 2015	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 2,395 shares	-	(37)	52	-	-	-	15
Distribution from Rabbi Trust	-	(17)	-	37	-	-	20
Net income	-	-	-	-	2,860	-	2,860
Other comprehensive income	-	-	-	-	-	813	813
Balance at June 30, 2016	$155	$100,404	$(1,509)	$(211)	$(13,874)	$(519)	$84,446

For the six months ended June 30, 2015:

Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 2,395 shares	-	(42)	52	-	-	-	10
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	11	-	-	-	-	11
Distribution from Rabbi Trust	-	(19)	-	9	-	-	(10)
Net income	-	-	-	-	6,021	-	6,021
Other comprehensive income	-	-	-	-	-	(290)	(290)
Balance at June 30, 2015	$155	$100,556	$(1,613)	$(288)	$(18,431)	$(2,299)	$78,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,860	$6,021
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	349	387
Gain on sale of portfolio loans	(218)	-
Gain on sale of loans held-for-sale	(1,363)	(849)
Originations of loans held-for-sale	(40,707)	(5,913)
Proceeds from sales of loans held-for-sale	38,251	7,662
Loss on foreclosed assets, net	254	102
(Gain) loss on sale of securities available-for-sale	(828)	9
Gain on sale of branch	(137)	-
Employee stock ownership plan compensation expense	15	10
Share-based compensation expense	-	13
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	75	(190)
Depreciation expense	517	402
Deferred tax benefit	-	(10,539)
Net change in cash surrender value of bank owned life insurance	(232)	(237)
Net change in accrued interest receivable	(154)	(35)
Net change in other assets	(452)	(957)
Net change in accrued expenses and other liabilities	2,190	466
Net cash provided by (used in) operating activities	420	(3,648)

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	6,423	8,484
Proceeds from sales of securities available-for-sale	41,852	14,126
Purchase of securities available-for-sale	(5,000)	-
Funding of warehouse loans held-for-investment	(680,564)	(560,980)
Proceeds from repayments of warehouse loans held-for-investment	633,778	499,747
Purchase of portfolio loans	(7,130)	(12,503)
Proceeds from sales of portfolio loans	10,391	-
Net change in portfolio loans	(57,136)	(22,663)
Expenditures on premises and equipment	(444)	(643)
Proceeds from disposal of premises and equipment	331	-
Proceeds from sale of other real estate owned	492	260
Purchase of Federal Home Loan Bank stock	(5,899)	(6,059)
Redemption of Federal Home Loan Bank stock	3,528	2,317
Net cash paid in sale of branch	(13,256)	-
Net cash used in investing activities	(72,634)	(77,914)

Cash flows from financing activities:
Net change in deposits	28,050	60,315
Proceeds from securities sold under agreements to repurchase	-	10,000
Repayment of securities sold under agreements to repurchase	(9,991)	(66,300)
Proceeds from Federal Home Loan Bank advances	604,500	324,925
Repayment of Federal Home Loan Bank advances	(551,833)	(228,333)
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	1,382	(2,888)
Proceeds from other borrowings	5,000	-
Repayment of other borrowings	(5,000)	-
Shares purchased for and distributions from Rabbi Trust	20	(10)
Net cash provided by financing activities	72,128	97,709

Net increase (decrease) in cash and cash equivalents	(86)	16,147
Cash and cash equivalents, beginning of period	23,581	22,398
Cash and cash equivalents, end of period	$23,495	$38,545

Supplemental disclosures of cash flow information:
Interest paid	$4,133	$5,639
Income taxes paid	-	-

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$235	$340
Loans transferred to held-for-sale	-	6,366
Loans transferred to portfolio	400	-
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the period	485	174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information of smaller reporting companies and with the instructions for Form 10-Q and Article 8 and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 10-K), should be read in conjunction with these Financial Statements.

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

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. Additionally, the guidance will require allowances for investment securities classified as available-for-sale, rather than reduce the carrying amount under the other-than-temporary impairment (OTTI) model. It also simplifies the accounting model for purchased credit-impaired investment securities and loans. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of adopting this standard on the Financial Statements, however, adoption will result in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

Recently Issued Standards Not Yet Adopted (continued)

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 reduces complexity in accounting standards related to the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard on the Financial Statements.

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

June 30, 2016

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $30.0 million as of June 30, 2016, while there was no outstanding balance as of December 31, 2015. During the three and six months ended June 30, 2016, the Bank earned $150,000 and $153,000, respectively, of interest income related to the Customers Participation Agreements. During the three and six months ended June 30, 2015, the Bank earned $122,000 and $125,000, respectively, of interest income related to the Customers Participation Agreements.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2016
Assets:
Securities available-for-sale:
State and municipal	$5,209	$-	$5,209	$-
Mortgage-backed securities – residential	64,820	-	64,820	-
Collateralized mortgage obligations – U.S. government	3,585	-	3,585	-
Corporate debt	5,063	-	5,063	-
Total	$78,677	$-	$78,677	$-

December 31, 2015
Assets:
Securities available-for-sale:
U.S. government-sponsored enterprises	$4,871	$-	$4,871	$-
State and municipal	5,142	-	5,142	-
Mortgage-backed securities – residential	101,654	-	101,654	-
Collateralized mortgage obligations – U.S. government	8,443	-	8,443	-
Total	$120,110	$-	$120,110	$-

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

There were no Level 3 investments measured on a recurring basis as of June 30, 2016 and December 31, 2015, and there were no transfers into or out of Level 3 investments during the six months ended June 30, 2016 and the year ended December 31, 2015. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2016
Assets:
Other real estate owned	$2,721	$-	$-	$2,721
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	128	-	-	128

December 31, 2015

Assets:
Other real estate owned	$3,232	-	-	$3,232
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	-	-	200

Quantitative information about Level 3 fair value measurements as of June 30, 2016 and December 31, 2015, is as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)

June 30, 2016
Assets:
Other real estate owned	$2,721	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 39.0% (2.4%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	128	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% (0.0%) 10.0% (10.0%)

December 31, 2015
Assets:
Other real estate owned	$3,232	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 32.4% (4.5%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% (0.0%) 10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value, at the date of foreclosure, based on an independent appraisal, less estimated selling costs establishing a new cost basis. If fair value declines subsequent to foreclosure, the asset value is written down through expense. Costs relating to improvement of property are capitalized, whereas costs relating to holding of the property are expensed. There were no write-downs on OREO for the three and six months ended June 30, 2016. Write-downs on OREO for the three and six months ended June 30, 2015 were $80,000. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of June 30, 2016 and December 31, 2015, were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

June 30, 2016
Assets:
Cash and due from financial institutions	$3,494	$3,494	$3,494	$-	$-
Short-term interest-earning deposits	20,001	20,001	20,001	-	-
Portfolio loans, net	657,625	681,296	-	681,168	128
Loans held-for-sale	10,135	10,362	-	10,362	-
Warehouse loans held-for-investment	90,860	90,860	-	90,860	-
Federal Home Loan Bank stock, at cost	11,888	11,888	-	-	11,888
Bank owned life insurance	17,302	17,321	-	17,321	-
Accrued interest receivable	2,261	2,261	-	2,261	-
Liabilities:
Deposits	570,478	570,678	-	570,678	-
Federal Home Loan Bank advances	261,592	265,211	-	265,211	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	156	156	-	156	-

December 31, 2015
Assets:
Cash and due from financial institutions	$6,108	$6,108	$6,108	$-	$-
Short-term interest-earning deposits	17,473	17,473	17,473	-	-
Portfolio loans, net	603,507	617,487	-	617,287	200
Loans held-for-sale	6,591	6,948	-	6,948	-
Warehouse loans held-for-investment	44,074	44,074	-	44,074	-
Federal Home Loan Bank stock, at cost	9,517	9,517	-	-	9,517
Bank owned life insurance	17,070	17,087	-	17,087	-
Accrued interest receivable	2,107	2,107	-	2,107	-
Liabilities:
Deposits	555,821	557,635	-	557,635	-
Securities sold under agreements to repurchase	9,991	9,991	-	9,991	-
Federal Home Loan Bank advances	207,543	210,520	-	210,520	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	81	81	-	81	-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

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

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The FHLB has historically redeemed its FHLB stock at par value. However, the stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of June 30, 2016 and December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of June 30, 2016 and December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

June 30, 2016
Securities available-for-sale:
State and municipal	$5,036	$173	$-	$5,209	$5,209
Mortgage-backed securities – residential	64,645	317	(142)	64,820	64,820
Collateralized mortgage obligations – U.S. government	3,624	-	(39)	3,585	3,585
Corporate debt	5,000	63	-	5,063	5,063
Total securities available-for-sale	78,305	553	(181)	78,677	78,677
Total investment securities	$78,305	$553	$(181)	$78,677	$78,677

December 31, 2015
Securities available-for-sale:
U.S. government–sponsored enterprises	$5,000	$-	$(129)	$4,871	$4,871
State and municipal	5,048	94	-	5,142	5,142
Mortgage-backed securities – residential	102,277	726	(1,349)	101,654	101,654
Collateralized mortgage obligations – U.S. government	8,711	-	(268)	8,443	8,443
Total securities available-for-sale	121,036	820	(1,746)	120,110	120,110
Total investment securities	$121,036	$820	$(1,746)	$120,110	$120,110

The amortized cost and fair value of investment securities, segregated by contractual maturity as of June 30, 2016, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$-	$-
Due from more than one to five years	418	422
Due from more than five to ten years (1)	7,799	7,954
Due after ten years	1,819	1,896
Mortgage-backed securities – residential	64,645	64,820
Collateralized mortgage obligations – U.S. government	3,624	3,585
	$78,305	$78,677

____________________________

(1)	Includes $5.0 million (amortized cost) of corporate debt, consisting of one instrument with a scheduled maturity date of March 2026, however, the corporate debt instrument includes a special feature which makes it callable starting in March 2021.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses as of June 30, 2016 and December 31, 2015, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2016
Mortgage-backed securities – residential	$-	$-	$33,632	$(142)	$33,632	$(142)
Collateralized mortgage obligations – U.S. government	-	-	3,585	(39)	3,585	(39)
	$-	$-	$37,217	$(181)	$37,217	$(181)

December 31, 2015
U.S. government–sponsored enterprises	$-	$-	$4,871	$(129)	$4,871	$(129)
State and municipal (1)	423	-	-	-	423	-
Mortgage-backed securities – residential	25,578	(106)	51,936	(1,243)	77,514	(1,349)
Collateralized mortgage obligations – U.S. government	-	-	8,443	(268)	8,443	(268)
	$26,001	$(106)	$65,250	$(1,640)	$91,251	$(1,746)

____________________________

(1)	The state and municipal unrealized losses as of December 31, 2015, are less than $500 and, therefore, are rounded to zero in this table.

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of June 30, 2016, the Company’s security portfolio consisted of 28 investment securities (all classified as available-for-sale), 9 of which were in an unrealized loss position. All unrealized losses were related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of June 30, 2016, $68.4 million, or approximately 86.9% of the debt securities held by the Company, including all 9 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2016.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of June 30, 2016 and December 31, 2015, and did not record OTTI related to such securities during the three and six months ended June 30, 2016 and 2015.

The 10-year treasury rate as of June 30, 2016 and December 31, 2015, was 1.49% and 2.27%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $3.1 million and $48.3 million, respectively, for the three and six months ended June 30, 2016. Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $4.1 million and $7.6 million, respectively, for the three and six months ended June 30, 2015.

No gross gains were realized during the three months ended June 30, 2016, while gross gains of $1.0 million were realized during the six months ended June 30, 2016. No gross losses were realized during the three months ended June 30, 2016, while gross losses of $0.2 million were realized during the six months ended June 30, 2016. The net gain on sale of securities available-for-sale for the six months ended June 30, 2016, includes $0.8 million of accumulated other comprehensive income reclassifications from unrealized holding gains. No gross gains were realized during the three and six months ended June 30, 2015. No gross losses were realized during the three months ended June 30, 2015, while gross losses of $9,000 were realized during the six months ended June 30, 2015. The net loss on sale of securities available-for-sale for the six months ended June 30, 2015, includes $9,000 of accumulated other comprehensive loss reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, which were reclassified to available-for-sale as of December 31, 2015. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for the three and six months ended June 30, 2016. Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively. The Company did not sell any investment securities classified as held-to-maturity during the three and six months ended June 30, 2015.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at June 30, 2016 and December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016	% of Total Loans	December 31, 2015	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$292,403	44.5%	$276,286	45.8%
Multi-family	82,508	12.5%	83,442	13.9%
Commercial	83,995	12.8%	61,613	10.2%
Land	12,732	1.9%	16,472	2.7%
Total real estate loans	471,638	71.7%	437,813	72.6%

Real estate construction loans:
One- to four-family	27,778	4.2%	22,526	3.7%
Commercial	21,389	3.3%	12,527	2.1%
Acquisition and development	-	− %	-	− %
Total real estate construction loans	49,167	7.5%	35,053	5.8%

Other portfolio loans:
Home equity	39,467	6.0%	41,811	6.9%
Consumer	42,096	6.4%	44,506	7.4%
Commercial	55,352	8.4%	44,076	7.3%
Total other portfolio loans	136,915	20.8%	130,393	21.6%

Total portfolio loans	657,720	100.0%	603,259	100.0%

Allowance for portfolio loan losses	(8,030)		(7,745)
Net deferred portfolio loan costs	5,703		5,465
Premiums and discounts on purchased loans, net	2,232		2,528

Portfolio loans, net	$657,625		$603,507

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of June 30, 2016 and December 31, 2015:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

June 30, 2016
Real estate loans:
One- to four-family	$290,098	$756	$310	$1,239	$2,305	$292,403
Multi-family	82,508	-	-	-	-	82,508
Commercial	83,867	-	-	128	128	83,995
Land	12,732	-	-	-	-	12,732
Total real estate loans	469,205	756	310	1,367	2,433	471,638

Real estate construction loans:
One- to four-family	27,778	-	-	-	-	27,778
Commercial	21,389	-	-	-	-	21,389
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	49,167	-	-	-	-	49,167

Other portfolio loans:
Home equity	38,875	464	128	-	592	39,467
Consumer	41,438	408	99	151	658	42,096
Commercial	54,850	-	-	502	502	55,352
Total other portfolio loans	135,163	872	227	653	1,752	136,915

Total portfolio loans	$653,535	$1,628	$537	$2,020	$4,185	$657,720

December 31, 2015
Real estate loans:
One- to four-family	$271,340	$2,079	$1,065	$1,802	$4,946	$276,286
Multi-family	83,442	-	-	-	-	83,442
Commercial	61,485	-	-	128	128	61,613
Land	16,431	41	-	-	41	16,472
Total real estate loans	432,698	2,120	1,065	1,930	5,115	437,813

Real estate construction loans:
One- to four-family	22,526	-	-	-	-	22,526
Commercial	12,527	-	-	-	-	12,527
Acquisition and development	-	-	-	-	-	-

Total real estate construction loans	35,053	-	-	-	-	35,053

Other portfolio loans:
Home equity	40,966	643	99	103	845	41,811
Consumer	43,429	616	181	280	1,077	44,506
Commercial	43,574	-	383	119	502	44,076
Total other portfolio loans	127,969	1,259	663	502	2,424	130,393

Total portfolio loans	$595,720	$3,379	$1,728	$2,432	$7,539	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of June 30, 2016 and December 31, 2015, were $3.4 million and $4.2 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of June 30, 2016 and December 31, 2015. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of June 30, 2016 and December 31, 2015:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

June 30, 2016
Real estate loans:
One- to four-family	$290,351	$2,052	$292,403
Multi-family	82,508	-	82,508
Commercial	83,867	128	83,995
Land	12,732	-	12,732
Total real estate loans	469,458	2,180	471,638

Real estate construction loans:
One- to four-family	27,778	-	27,778
Commercial	21,389	-	21,389
Acquisition and development	-	-	-
Total real estate construction loans	49,167	-	49,167

Other portfolio loans:
Home equity	39,205	262	39,467
Consumer	41,627	469	42,096
Commercial	54,850	502	55,352
Total other portfolio loans	135,682	1,233	136,915

Total portfolio loans	$654,307	$3,413	$657,720

December 31, 2015
Real estate loans:
One- to four-family	$273,354	$2,932	$276,286
Multi-family	83,442	-	83,442
Commercial	61,485	128	61,613
Land	16,428	44	16,472
Total real estate loans	434,709	3,104	437,813

Real estate construction loans:
One- to four-family	22,526	-	22,526
Commercial	12,527	-	12,527
Acquisition and development	-	-	-
Total real estate construction loans	35,053	-	35,053

Other portfolio loans:
Home equity	41,382	429	41,811
Consumer	44,083	423	44,506
Commercial	43,807	269	44,076
Total other portfolio loans	129,272	1,121	130,393

Total portfolio loans	$599,034	$4,225	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of June 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

June 30, 2016
Real estate loans:
Multi-family	$82,441	$-	$67	$-	$82,508
Commercial	81,459	305	2,231	-	83,995
Land	7,147	75	5,510	-	12,732
Total real estate loans	171,047	380	7,808	-	179,235

Real estate construction loans:
Commercial	21,389	-	-	-	21,389
Total real estate construction loans	21,389	-	-	-	21,389

Other portfolio loans:
Commercial	54,230	-	1,122	-	55,352
Total other portfolio loans	54,230	-	1,122	-	55,352

Total portfolio loans	$246,666	$380	$8,930	$-	$255,976

December 31, 2015
Real estate loans:
Multi-family	$83,335	$-	$107	$-	$83,442
Commercial	60,203	1,193	217	-	61,613
Land	10,408	98	5,966	-	16,472
Total real estate loans	153,946	1,291	6,290	-	161,527

Real estate construction loans:
Commercial	12,527	-	-	-	12,527
Total real estate construction loans	12,527	-	-	-	12,527

Other portfolio loans:
Commercial	43,224	-	852	-	44,076
Total other portfolio loans	43,224	-	852	-	44,076

Total portfolio loans	$209,697	$1,291	$7,142	$-	$218,130

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less credit risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. If the real estate market deteriorates and the value of residential real estate declines, there is a potential risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Multi-family residential real estate loans generally involve a greater degree of credit risk than residential real estate loans, but are normally smaller individual loan balances than commercial real estate loans. Multi-family residential real estate loans involve a greater degree of credit risk as compared to residential real estate loans due to the reliance on the successful operation of the project. These loans are also more sensitive to adverse economic conditions.

•	Commercial real estate loans generally have greater credit risk as compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the continued successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Land loans generally involve a greater degree of credit risk as compared to residential real estate loans due to the lack of cash flow and reliance on the borrower’s financial capacity. These loans are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential and commercial real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans include Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Portfolio Loans

•	Home equity loans and home equity lines of credit are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, there is a potential risk of loss if the real estate market deteriorates and the value of residential real estate declines.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the continued successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended June 30, 2016 and 2015 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2016
Real estate loans:
One- to four-family	$3,007	$(115)	$345	$(22)	$3,215
Multi-family	216	-	-	48	264
Commercial	1,573	-	-	(21)	1,552
Land	210	-	11	(75)	146
Total real estate loans	5,006	(115)	356	(70)	5,177

Real estate construction loans:
One- to four-family	180	-	-	(2)	178
Commercial	158	-	-	7	165
Acquisition and development	-	-	-	-	-
Total real estate construction loans	338	-	-	5	343

Other portfolio loans:
Home equity	818	(112)	6	167	879
Consumer	830	(134)	56	(19)	733
Commercial	581	-	-	169	750
Total other portfolio loans	2,229	(246)	62	317	2,362

Unallocated	201	-	-	(53)	148

Total	$7,774	$(361)	$418	$199	$8,030

June 30, 2015
Real estate loans:
One- to four-family	$3,194	$(31)	$141	$(8)	$3,296
Multi-family	45	-	-	(11)	34
Commercial	1,060	-	-	199	1,259
Land	180	(2)	37	(70)	145
Total real estate loans	4,479	(33)	178	110	4,734

Real estate construction loans:
One- to four-family	41	-	-	17	58
Commercial	39	-	-	14	53
Acquisition and development	-	-	-	-	-
Total real estate construction loans	80	-	-	31	111

Other portfolio loans:
Home equity	939	-	14	38	991
Consumer	850	(196)	97	69	820
Commercial	629	-	-	(50)	579
Total other portfolio loans	2,418	(196)	111	57	2,390

Unallocated	173	-	-	(8)	165

Total	$7,150	$(229)	$289	$190	$7,400

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the six months ended June 30, 2016 and 2015 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2016
Real estate loans:
One- to four-family	$3,142	$(127)	$353	$(153)	$3,215
Multi-family	217	-	-	47	264
Commercial	1,337	-	-	215	1,552
Land	260	-	22	(136)	146
Total real estate loans	4,956	(127)	375	(27)	5,177

Real estate construction loans:
One- to four-family	144	-	-	34	178
Commercial	116	-	-	49	165
Acquisition and development	-	-	-	-	-
Total real estate construction loans	260	-	-	83	343

Other portfolio loans:
Home equity	972	(136)	11	32	879
Consumer	871	(337)	150	49	733
Commercial	556	-	-	194	750
Total other portfolio loans	2,399	(473)	161	275	2,362

Unallocated	130	-	-	18	148

Total	$7,745	$(600)	$536	$349	$8,030

June 30, 2015
Real estate loans:
One- to four-family	$3,206	$(167)	$222	$35	$3,296
Multi-family	28	(5)	6	5	34
Commercial	1,023	-	51	185	1,259
Land	197	(23)	39	(68)	145
Total real estate loans	4,454	(195)	318	157	4,734

Real estate construction loans:
One- to four-family	16	-	-	42	58
Commercial	19	-	-	34	53
Acquisition and development	-	-	-	-	-
Total real estate construction loans	35	-	-	76	111

Other portfolio loans:
Home equity	992	(68)	23	44	991
Consumer	844	(327)	155	148	820
Commercial	663	-	-	(84)	579
Total other portfolio loans	2,499	(395)	178	108	2,390

Unallocated	119	-	-	46	165

Total	$7,107	$(590)	$496	$387	$7,400

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of June 30, 2016:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$-	$3,215	$3,215
Multi-family	-	264	264
Commercial	217	1,335	1,552
Land	-	146	146
Total real estate loans	217	4,960	5,177

Real estate construction loans:
One- to four-family	-	178	178
Commercial	-	165	165
Acquisition and development	-	-	-
Total real estate construction loans	-	343	343

Other portfolio loans:
Home equity	-	879	879
Consumer	-	733	733
Commercial	144	606	750
Total other portfolio loans	144	2,218	2,362

Unallocated	-	148	148

Total ending allowance for portfolio loan losses balance	$361	$7,669	$8,030

Portfolio loans:
Real estate loans:
One- to four-family	$-	$292,403	$292,403
Multi-family	67	82,441	82,508
Commercial	2,518	81,477	83,995
Land	5,510	7,222	12,732
Total real estate loans	8,095	463,543	471,638

Real estate construction loans:
One- to four-family	-	27,778	27,778
Commercial	-	21,389	21,389
Acquisition and development	-	-	-
Total real estate construction loans	-	49,167	49,167

Other portfolio loans:
Home equity	-	39,467	39,467
Consumer	-	42,096	42,096
Commercial	483	54,869	55,352
Total other portfolio loans	483	136,432	136,915

Total ending portfolio loans balance	$8,578	$649,142	$657,720

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

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

June 30, 2016

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for TDRs individually evaluated for impairment of approximately $0.2 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$19,534	$18,933
Multi-family	-	-
Commercial	2,518	2,576
Land	6,332	7,075
Total real estate loans	28,384	28,584

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	4,749	4,601
Consumer	1,560	1,472
Commercial	235	320
Total other portfolio loans	6,544	6,393

Total TDRs classified as impaired loans	$34,928	$34,977

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $29.8 million and $30.5 million as of June 30, 2016 and December 31, 2015, respectively. There were no commitments to lend additional amounts on TDRs as of June 30, 2016 and December 31, 2015.

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

The following table presents information on TDRs during the six months ended June 30, 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
June 30, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	18	$2,261	$2,261
Total real estate loans	18	2,261	2,261

Other portfolio loans:
Home equity	14	874	874
Consumer	5	198	198
Total other portfolio loans	19	1,072	1,072

Total troubled debt restructurings	37	$3,333	$3,333

June 30, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,091	$1,091
Land	4	693	693
Total real estate loans	13	1,784	1,784

Other portfolio loans:
Home equity	6	525	525
Consumer	8	129	129
Total other portfolio loans	14	654	654

Total troubled debt restructurings	27	$2,438	$2,438

All of the Company’s portfolio loans that were restructured as TDRs during the six months ended June 30, 2016 and 2015, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

There were no subsequent defaults on portfolio loans that were restructured as TDRs during the six months ended June 30, 2016 and 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of June 30, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	67	67	-
Commercial	500	500	-
Land	5,510	5,510	-
Total real estate loans	6,077	6,077	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	78	78	-
Total other portfolio loans	78	78	-

Total with no related allowance recorded	$6,155	$6,155	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$20,908	$21,652	$1,311
Multi-family	-	-	-
Commercial	2,017	2,017	217
Land	822	903	103
Total real estate loans	23,747	24,572	1,631

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,903	5,060	514
Consumer	1,966	1,975	204
Commercial	788	788	144
Total other portfolio loans	7,657	7,823	862

Total with an allowance recorded	$31,404	$32,395	$2,493

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended June 30, 2016 and 2015:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2016
Real estate loans:
One- to four-family	$21,550	$232	$-
Multi-family	77	1
Commercial	2,718	19	-
Land	6,352	11	-
Total real estate loans	30,697	263	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,930	58	-
Consumer	2,024	25	-
Commercial	841	4	-
Total other portfolio loans	7,795	87	-

Total	$38,492	$350	$-

June 30, 2015
Real estate loans:
One- to four-family	$21,961	$226	$-
Multi-family	160	1	-
Commercial	3,507	31	-
Land	7,081	76	-
Total real estate loans	32,709	334	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,827	49	-
Consumer	1,638	26	-
Commercial	684	6	-
Total other portfolio loans	6,149	81	-

Total	$38,858	$415	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the six months ended June 30, 2016 and 2015:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2016
Real estate loans:
One- to four-family	$21,248	$468	$-
Multi-family	87	2
Commercial	2,547	45	-
Land	6,704	66	-
Total real estate loans	30,586	581	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,844	115	-
Consumer	1,929	52	-
Commercial	753	9	-
Total other portfolio loans	7,526	176	-

Total	$38,112	$757	$-

June 30, 2015
Real estate loans:
One- to four-family	$21,559	$461	$-
Multi-family	169	3	-
Commercial	3,777	69	-
Land	7,058	135	-
Total real estate loans	32,563	668	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	3,951	93	-
Consumer	1,643	49	-
Commercial	835	12	-
Total other portfolio loans	6,429	154	-

Total	$38,992	$822	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $2.3 million and $3.4 million of one- to four-family residential and home equity loans in process of foreclosure as of June 30, 2016 and December 31, 2015, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.9 million as of both June 30, 2016 and December 31, 2015. The activity on these loans during the six months ended June 30, 2016 and the year ended December 31, 2015, was as follows:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)

Beginning balance	$1,919	$169
New portfolio loans and advances on existing loans	-	1,776
Effect of changes in related parties	-	-
Repayments	(33)	(26)
Ending balance	$1,886	$1,919

NOTE 8. OTHER LOANS

The Company’s other loans are comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), and warehouse loans held-for-investment. The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA/USDA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans held-for-investment and permits third-party originators to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding.

During the three and six months ended June 30, 2016, the Company internally originated approximately $24.9 million and $36.0 million of mortgage loans held-for-sale, respectively. During the three and six months ended June 30, 2015, the Company internally originated approximately $1.8 million and $3.5 million of mortgage loans held-for-sale, respectively. The gain recorded on sale of mortgage loans held-for-sale, during the three and six months ended June 30, 2016, was $0.3 million and $0.5 million, respectively. The gain recorded on sale of mortgage loans held-for-sale, during the three and six months ended June 30, 2015, was $0.2 million and $0.3 million, respectively.

During the three and six months ended June 30, 2016, the Company internally originated approximately $4.1 million and $4.7 million, respectively, of SBA/USDA loans held-for-sale. During the three and six months ended June 30, 2015, the Company internally originated approximately $1.1 million and $2.4 million, respectively, of SBA/USDA loans held-for-sale. The gain recorded on sales of SBA/USDA loans held-for-sale was $0.6 million and $0.8 million during the three and six months ended June 30, 2016, respectively. The gain recorded on sales of SBA/USDA loans held-for-sale was $0.2 million and $0.6 million during the three and six months ended June 30, 2015, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 8. OTHER LOANS (continued)

During the three and six months ended June 30, 2016, the Company originated approximately $386.2 million and $680.6 million, respectively, of warehouse loans held-for-investment through third parties. During the three and six months ended June 30, 2015, the Company originated approximately $346.1 million and $561.0 million, respectively, of warehouse loans held-for-investment through third parties. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.6 million and $1.0 million for the three and six months ended June 30, 2016, respectively. These loan sales also earned interest on outstanding balances of $0.6 million and $0.9 million for the three and six months ended June 30, 2015, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was 12 days and 13 days for the three and six months ended June 30, 2016, respectively, and 19 days for both the three and six months ended June 30, 2015.

As of June 30, 2016 and December 31, 2015, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no outstanding balance on repurchase agreements as of June 30, 2016, and repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the six months ended June 30, 2016 and the year ended December 31, 2015, is summarized as follows:

	June 30, 2016		December 31, 2015
	(Dollars in Thousands)

Average daily balance outstanding during the period	$165		$31,370
Maximum month-end balance during the period	$-		$66,300
Weighted average coupon interest rate during the period	0.80%		4.89%
Weighted average coupon interest rate at end of period	−	%	0.80%
Weighted average maturity (months)	-		-

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

June 30, 2016

(unaudited)

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

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

The Company had $12.8 million and $10.1 million in investment securities posted as collateral under this new repurchase agreement as of June 30, 2016 and December 31, 2015, respectively.

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2016 and December 31, 2015, advances from the FHLB were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)

Maturity on February 10, 2016, fixed rate at 0.35%	$-	$20,000
Maturity on June 20, 2016, fixed rate at 0.50%	-	55,000
Maturity on June 22, 2016, fixed rate at 0.54%	-	47,500
Maturity on July 28, 2016, fixed rate at 0.42%	55,000	-
Maturity on August 23, 2016, fixed rate at 0.48%	50,000	-
Maturity on June 20, 2017, fixed rate at 0.73%	1,667	2,500
Maturity on June 20, 2017, fixed rate at 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	3,000	3,500
Maturity on June 28, 2019, fixed rate at 1.00%	40,000	-
Maturity on December 23, 2019, adjustable rate at 2.43% (1)	-	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)	-	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)	-	15,000
Maturity on February 10, 2021, fixed rate at 1.10%	19,000	-
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Daily rate credit, no maturity date, adjustable rate at 0.57% as of June 30, 2016 and 0.49% as of December 31, 2015	22,500	10,000
Prepayment penalties (2)	-	(1,382)
Total	$261,592	$207,543

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million in aggregate of deferred prepayment penalties were factored into the new interest rate of such three advances.
(2)	The prepayment penalties as of December 31, 2015, were amortized through June 2016.

The FHLB advances had a weighted-average maturity of 23 months and a weighted-average rate of 1.06% at June 30, 2016. The Company had $306.6 million in portfolio loans posted as collateral for these advances as of June 30, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $5.9 million at June 30, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of June 30, 2016, fair value exceeded the book value of the individual advances by $3.6 million, which was collateralized by portfolio loans (included in the $306.6 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $62.2 million as of June 30, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 11. INCOME TAXES

Income tax expense for the six months ending June 30, 2016 and 2015 was as follows:

	Six months ending June 30,
	2016	2015
	(Dollars in Thousands)

Income (loss) before income tax expense	$4,547	$(4,371)
Effective tax rate	37.1%	39.6%
Income tax expense (benefit)	1,687	(1,731)
Change in valuation allowance – federal	-	(7,772)
Change in valuation allowance – state	-	(889)
Income tax expense (benefit)	$1,687	$(10,392)

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

The Company’s valuation allowance against its deferred tax assets was $0.1 million as of both June 30, 2016 and December 31, 2015.

During the six months ended June 30, 2016, the Company used $2.8 million of federal net operating loss carryover and $2.1 million of state net operating loss carryover. During the six months ended June 30, 2015, the Company did not use any federal net operating loss carryover or state net operating loss carryover.

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

The Company has a federal net operating loss carryover of $6.9 million which begins to expire in 2019. There is no valuation allowance on this carryover. The Company has a state net operating loss carryover of $6.0 million which begins to expire in 2018. There is no valuation allowance on this carryover.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 12. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the three and six months ended June 30, 2016 and 2015:

	Three months ending June 30,		Six months ending June 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Share Information)

Basic:
Net income	$1,336	$5,625	$2,860	$6,021
Weighted average common shares outstanding	15,508,969	15,508,969	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(71,857)	(76,647)	(71,857)	(76,647)
Less: average director’s deferred compensation shares	(19,247)	(33,958)	(20,921)	(34,150)
Less: average unvested restricted stock awards	-	(268)	-	(271)
Weighted average common shares outstanding, as adjusted	15,417,865	15,398,096	15,416,191	15,397,901
Basic earnings per common share	$0.09	$0.36	$0.19	$0.39

Diluted:
Net income	$1,336	$5,625	$2,860	$6,021
Weighted average common shares outstanding, as adjusted (from above)	15,417,865	15,398,096	15,416,191	15,397,901
Add: dilutive effects of assumed exercise of stock options	-	-	-	-
Add: dilutive effects of full vesting of stock awards	-	-	-	-
Weighted average dilutive shares outstanding	15,417,865	15,398,096	15,416,191	15,397,901
Diluted earnings per common share	$0.09	$0.36	$0.19	$0.39

During the three and six months ended June 30, 2016 and 2015, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 13. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of June 30, 2016 and December 31, 2015, were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2016
Total capital (to risk weighted assets)	$88,757	12.49%	$71,090	10.00%
Common equity tier 1 capital (to risk weighted assets)	80,727	11.36%	46,209	6.50%
Tier 1 capital (to risk weighted assets)	80,727	11.36%	56,872	8.00%
Tier 1 capital (to adjusted total assets)	80,727	9.06%	44,539	5.00%

December 31, 2015
Total capital (to risk weighted assets)	$84,240	13.91%	$60,555	10.00%
Common equity tier 1 capital (to risk weighted assets)	76,655	12.66%	39,361	6.50%
Tier 1 capital (to risk weighted assets)	76,655	12.66%	48,444	8.00%
Tier 1 capital (to adjusted total assets)	76,655	9.49%	40,391	5.00%

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2016

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of June 30, 2016, was well-capitalized.

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

NOTE 14. BRANCH TRANSACTION

On November 20, 2015, the Bank announced it had agreed to sell its branch in Garden City, Georgia (the Garden City branch) to Queensborough National Bank & Trust Company (Queensborough), headquartered in Louisville, Georgia. In the transaction, which closed on April 8, 2016, Queensborough acquired certain assets and assumed certain liabilities of the Bank. The Garden City branch sale, which did not have a material impact on the Company's assets, loan portfolio or earnings, resulted in $13.7 million of deposits, or approximately 2.5% of the Bank’s total deposits as of March 31, 2016, transferring to Queensborough. The Company recorded a $0.1 million gain on the transaction.

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

Recent Events

Garden City, Georgia Branch Transaction

On November 20, 2015, the Bank announced it had agreed to sell its branch in Garden City, Georgia (the Garden City branch) to Queensborough National Bank & Trust Company (Queensborough), headquartered in Louisville, Georgia. In the transaction, which closed on April 8, 2016, Queensborough acquired certain assets and assumed certain liabilities of the Bank. The Garden City branch sale, which did not have a material impact on the Company's assets, loan portfolio or earnings, resulted in $13.7 million of deposits, or approximately 2.5% of the Bank’s total deposits as of March 31, 2016, transferring to Queensborough. The Company recorded a $0.1 million gain on the transaction.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first six months of 2016. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 10-K.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

General

Total assets increased $64.6 million, or 7.5%, to $921.8 million at June 30, 2016, as compared to $857.2 million at December 31, 2015. The increase in assets was funded primarily by increases in Federal Home Loan Bank (FHLB) advances of $54.0 million, non-maturing deposits of $20.2 million, and stockholders’ equity of $3.7 million, as discussed below, partially offset by the reduction of $5.5 million in time deposits and $10.0 million in securities sold under agreements to repurchase (repurchase agreements). Net portfolio loans increased $54.1 million, and other loans increased $50.3 million, while investment securities decreased $41.4 million, and cash and cash equivalents decreased $0.1 million. Total deposits increased $14.7 million, or 2.6%, to $570.5 million at June 30, 2016, from $555.8 million at December 31, 2015. Noninterest-bearing demand accounts increased $7.4 million, and savings and money market accounts increased $16.5 million, while interest-bearing demand accounts decreased by $3.7 million, and time deposits decreased by $5.5 million during the six months ended June 30, 2016. Total borrowings increased by $44.1 million to $261.6 million at June 30, 2016, from $217.5 million at December 31, 2015, due to the aforementioned increase in FHLB advances in the first half of 2016, partially offset by the aforementioned reduction in repurchase agreements during the same period. Stockholders’ equity increased by $3.7 million to $84.4 million at June 30, 2016, from $80.7 million at December 31, 2015, due to net income of $2.9 million and other comprehensive income of $0.8 million for the six months ended June 30, 2016.

Following are the summarized comparative balance sheets as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,	Increase / (Decrease)
	2016	2015	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$23,495	$23,581	$(86)	(0.4)%
Investment securities	78,677	120,110	(41,433)	(34.5)%
Portfolio loans	665,655	611,252	54,403	8.9%
Allowance for portfolio loan losses	8,030	7,745	285	3.7%
Portfolio loans, net	657,625	603,507	54,118	9.0%
Other loans (held-for-sale and warehouse loans held-for-investment)	100,995	50,665	50,330	99.3%
Other Assets	61,019	59,335	1,684	2.8%
Total assets	$921,811	$857,198	$64,613	7.5%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$54,653	$47,208	$7,445	15.8%
Interest-bearing demand	101,410	105,159	(3,749)	(3.6)%
Savings and money market	188,187	171,664	16,523	9.6%
Time	226,228	231,790	(5,562)	(2.4)%
Total deposits	570,478	555,821	14,657	2.6%
Securities sold under agreements to repurchase	-	9,991	(9,991)	(100.0)%
Federal Home Loan Bank advances	261,592	207,543	54,049	26.0%
Accrued expenses and other liabilities	5,295	3,105	2,190	70.5%
Total liabilities	837,365	776,460	60,905	7.8%
Total stockholders’ equity	84,446	80,738	3,708	4.6%
Total liabilities and stockholders’ equity	$921,811	$857,198	$64,613	7.5%

Cash and Cash Equivalents

Cash and cash equivalents decreased $0.1 million to $23.5 million at June 30, 2016, from $23.6 million at December 31, 2015. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $41.4 million to $78.7 million at June 30, 2016, from $120.1 million at December 31, 2015, primarily due to one sale of $41.1 million of investment securities in February 2016, as the market provided an opportunity to sell these investment securities, which had low fixed-rate yields, at a net gain. The impact of this transaction was partially offset by the purchase of $5.0 million of investment securities during the first half of 2016, while the remaining proceeds were used to fund loan growth.

As of June 30, 2016 and December 31, 2015, all of the $78.7 million and $120.1 million, respectively, of investment securities were classified as available-for-sale.

As of June 30, 2016, approximately $12.8 million of investment securities were pledged as collateral for the repurchase agreements. Additionally, $68.4 million, or 86.9%, of the debt securities held by the Company as of June 30, 2016, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of June 30, 2016 and December 31, 2015, excluding loans held-for-sale and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment):

	June 30, 2016	% of Total Portfolio Loans	December 31, 2015	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$292,403	44.5%	$276,286	45.8%
Multi-family	82,508	12.5%	83,442	13.9%
Commercial	83,995	12.8%	61,613	10.2%
Land	12,732	1.9%	16,472	2.7%
Total real estate loans	471,638	71.7%	437,813	72.6%
Real estate construction loans:
One- to four-family	27,778	4.2%	22,526	3.7%
Commercial	21,389	3.3%	12,527	2.1%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	49,167	7.5%	35,053	5.8%
Other portfolio loans:
Home equity	39,467	6.0%	41,811	6.9%
Consumer	42,096	6.4%	44,506	7.4%
Commercial	55,352	8.4%	44,076	7.3%
Total other portfolio loans	136,915	20.8%	130,393	21.6%

Total portfolio loans	657,720	100.0%	603,259	100.0%
Allowance for portfolio loan losses	(8,030)		(7,745)
Net deferred portfolio loan costs	5,703		5,465
Premiums and discounts on purchased loans, net	2,232		2,528
Portfolio loans, net	$657,625		$603,507

Total portfolio loans (excluding the allowance, deferred costs, and premiums and discounts) increased $54.4 million, or 9.0%, to $657.7 million at June 30, 2016, as compared to $603.3 million at December 31, 2015, primarily due to originations of $26.7 million of one- to four-family residential mortgages and $23.6 million of commercial real estate loans, as well as the purchase of $7.1 million of commercial real estate loans, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the six months ended June 30, 2016. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.6 million and transfers to OREO of nonperforming loans of $0.1 million during the first half of 2016.

Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), SBA and USDA portfolio loans and other portfolio loans to small businesses are included in the commercial category of other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at June 30, 2016 and December 31, 2015, was $7.1 million and $7.7 million, respectively. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of June 30, 2016, first mortgages (including residential construction loans) and home equity loans totaled $359.6 million, or 54.7% of total portfolio loans. Approximately $23.6 million, or 59.7%, of loans recorded as home equity loans and $343.7 million, or 95.6%, of loans collateralized by one- to four-family residential properties were in a first lien position as of June 30, 2016.

The composition of first mortgages and home equity loans by state as of June 30, 2016 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$207,357	$54,057	$30,989	$292,403
Home equity and lines of credit	20,480	18,230	757	39,467
One- to four-family construction loans	26,424	1,354	-	27,778
	$254,261	$73,641	$31,746	$359,648

Allowance for Portfolio Loan Losses

The allowance was $8.0 million, or 1.21% of total portfolio loans, at June 30, 2016, compared to $7.7 million, or 1.27% of total portfolio loans, at December 31, 2015.

The activity in the allowance for the six months ended June 30, 2016 and 2015 was as follows:

	2016	2015
	(Dollars in Thousands)

Balance at beginning of year	$7,745	$7,107

Charge-offs:
Real estate loans:
One- to four-family	(127)	(167)
Multi-family	-	(5)
Commercial	-	-
Land	-	(23)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(136)	(68)
Consumer	(337)	(327)
Commercial	-	-
Total charge-offs	(600)	(590)

Recoveries:
Real estate loans:
One- to four-family	353	222
Multi-family	-	6
Commercial	-	51
Land	22	39
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	11	23
Consumer	150	155
Commercial	-	-
Total recoveries	536	496

Net charge-offs	(64)	(94)
Provision for portfolio loan losses	349	387
Balance at end of period	$8,030	$7,400

Net charge-offs to average outstanding portfolio loans	0.02%	0.05%

Net charge-offs during the six months ended June 30, 2016 decreased compared to the same period in 2015, primarily due to a $106,000 decrease in net charge-offs in one- to four-family residential and home equity loans, partially offset by a $49,000 increase in net charge-offs in consumer auto loans, and a $29,000 increase in net charge-offs in commercial real estate loans.

Below is a comparative composition of nonperforming assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$2,052	$2,932
Multi-family	-	-
Commercial	128	128
Land	-	44
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	262	429
Consumer	469	423
Commercial	502	269
Total nonperforming loans	3,413	4,225
Other real estate owned	2,721	3,232
Total nonperforming assets	$6,134	$7,457

Nonperforming loans to total portfolio loans	0.51%	0.69%
Nonperforming assets to total assets	0.67%	0.87%

Nonperforming loans were $3.4 million, or 0.51% of total portfolio loans, at June 30, 2016, as compared to $4.2 million, or 0.69% of total portfolio loans, at December 31, 2015. The decrease in nonperforming loans was primarily due to the transfer of $0.1 million in nonperforming loans to OREO and principal reductions and loan pay-offs of existing nonperforming loans.

The current market for disposing of nonperforming assets is active, and these types of transactions may result in additional losses over the amounts provided for in the allowance. However, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of June 30, 2016, total nonperforming one- to four-family residential and home equity loans of $2.3 million was derived from $2.9 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date the applicable loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of June 30, 2016 and December 31, 2015, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $2.7 million and $3.2 million at June 30, 2016 and December 31, 2015, respectively, as the Company had sales of OREO of $0.6 million during the six months ended June 30, 2016, which was partially offset by transfers from nonperforming loans into OREO of $0.1 million during the same period. The Company did not have any writedowns of OREO during the six months ended June 30, 2016. The OREO balances at both June 30, 2016 and December 31, 2015, included a commercial real estate property, representing the majority of each balance. As of both June 30, 2016 and December 31, 2015, the balance of such commercial real estate property was $2.5 million. The Company recorded losses on foreclosed assets of $254,000 and $102,000 for the six months ended June 30, 2016 and 2015, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$462	$18	$437	$-
Nonperforming (1)	3,413	124	4,225	83
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	7,867	219	8,453	218
Performing troubled debt restructurings – residential	25,817	2,132	25,545	2,076
Total impaired loans	$37,559	$2,493	$38,660	$2,378

____________

(1)	Balances include nonperforming TDR loans of $1.3 million as of June 30, 2016 and nonperforming TDR loans of $1.0 million as of December 31, 2015. There were no specific reserves for these nonperforming TDR loans as of June 30, 2016 and December 31, 2015.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $34.9 million as of June 30, 2016, as compared to $35.0 million at December 31, 2015. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At June 30, 2016, approximately $29.8 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Other loans:
Held-for-sale	$10,135	$6,591
Warehouse loans held-for-investment	90,860	44,074
Total other loans	$100,995	$50,665

Other loans increased $50.3 million, or 99.3%, to $101.0 million at June 30, 2016, as compared to $50.7 million at December 31, 2015, due to an increase in both originations of mortgage loans held-for-sale and warehouse loans held-for-investment. The increase in mortgage loans held-for-sale was primarily due to our overall balance sheet strategy, which currently emphasizes originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio. The increase in warehouse loans held-for-investment was primarily due to expanded relationships with current counterparties, as well as relationships with new counterparties.

The Company internally originated $36.0 million and sold $29.9 million of mortgage loans held-for-sale during the six months ended June 30, 2016. The Company internally originated $3.5 million and sold $2.5 million of mortgage loans held-for-sale during the six months ended June 30, 2015. The gain recorded on sales of mortgage loans held-for-sale during the first half of 2016 and 2015 was $0.5 million and $0.3 million, respectively. During the six months ended June 30, 2016, the Company internally originated $4.7 million and sold $7.0 million of SBA/USDA loans held-for-sale compared to originations of $2.4 million and sales of $4.4 million during the six months ended June 30, 2015. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during the first half of 2016 and 2015 was $0.8 million and $0.5 million, respectively. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $680.6 million and $633.8 million, respectively, for the six months ended June 30, 2016, as compared to originations and sales of $561.0 million and $499.7 million, respectively, for the six months ended June 30, 2015. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the six months ended June 30, 2016 and 2015, of $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2016, the weighted average number of days outstanding of warehouse loans held-for-investment was 13 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015. The valuation allowance is $0.1 million as of both June 30, 2016 and December 31, 2015. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding net operating loss carryovers of $0.6 million, which were generated after the first quarter of 2013.

Deposits

Total deposits were $570.5 million at June 30, 2016, an increase of $14.7 million from $555.8 million at December 31, 2015. The increase was comprised of an increase of $20.2 million in non-maturing deposits, partially offset by a decrease of $5.5 million in time deposits. Additionally, the Company sold $13.7 million of deposits to Queensborough during the second quarter of 2016, as discussed in Recent Events above in this MD&A.

Non-maturing deposits increased to $344.2 million at June 30, 2016, due to a $7.4 million increase in noninterest-bearing demand deposits and a $16.5 million increase in savings and money market deposits, partially offset by a $3.7 million decrease in interest-bearing demand deposits. The increase in non-maturing deposits was due to our continued development of commercial relationships. Time deposits decreased to $226.2 million as of June 30, 2016, due to a decrease of $8.0 million in brokered deposits, a decrease of $10.5 million in our standard certificates of deposit and a decrease of $1.9 million in non-brokered Internet certificates of deposit, partially offset by an increase of $14.8 million in deposits related to a retail certificates of deposit promotion.

Management believes near term deposit growth will be moderate with an emphasis on core deposit growth. The Bank expects to continue to supplement its core deposit growth, if needed, with strategic retail certificates of deposit promotions, certificates of deposit sourced through a well-known national non-broker Internet deposit program, which has been successfully utilized in the past, brokered deposits or the creation of new business deposit products. Significant changes in the short-term interest rate environment could affect the availability of deposits in the markets we serve and, therefore, may cause the Bank to change its strategy.

Securities Sold Under Agreements to Repurchase

The Company had no outstanding balance on repurchase agreements as of June 30, 2016, and repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the six months ended June 30, 2016 and the year ended December 31, 2015, is summarized as follows:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)

Average daily balance outstanding during the period	$165	$31,370
Maximum month-end balance during the period	$-	$66,300
Weighted average coupon interest rate during the period	0.80%	4.89%
Weighted average coupon interest rate at end of period	−%	0.80%
Weighted average maturity (months)	-	-

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

The Company had $12.8 million and $10.1 million in investment securities posted as collateral under this new repurchase agreement as of June 30, 2016 and December 31, 2015, respectively.

Federal Home Loan Bank Advances

As of June 30, 2016 and December 31, 2015, advances from the FHLB were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)

Maturity on February 10, 2016, fixed rate at 0.35%	$-	$20,000
Maturity on June 20, 2016, fixed rate at 0.50%	-	55,000
Maturity on June 22, 2016, fixed rate at 0.54%	-	47,500
Maturity on July 28, 2016, fixed rate at 0.42%	55,000	-
Maturity on August 23, 2016, fixed rate at 0.48%	50,000	-
Maturity on June 20, 2017, fixed rate at 0.73%	1,667	2,500
Maturity on June 20, 2017, fixed rate at 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	3,000	3,500
Maturity on June 28, 2019, fixed rate at 1.00%	40,000	-
Maturity on December 23, 2019, adjustable rate at 2.43% (1)	-	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)	-	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)	-	15,000
Maturity on February 10, 2021, fixed rate at 1.10%	19,000	-
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Daily rate credit, no maturity date, adjustable rate at 0.57% as of June 30, 2016 and 0.49% as of December 31, 2015	22,500	10,000
Prepayment penalties (2)	-	(1,382)
Total	$261,592	$207,543

 ____________

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million in aggregate of deferred prepayment penalties were factored into the new interest rate of such three advances.
(2)	The prepayment penalties as of December 31, 2015, were amortized through June 2016.

The FHLB advances had a weighted-average maturity of 23 months and a weighted-average rate of 1.06% at June 30, 2016. The Company had $306.6 million in portfolio loans posted as collateral for these advances as of June 30, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $5.9 million at June 30, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of June 30, 2016, fair value exceeded the book value of the individual advances by $3.6 million, which was collateralized by portfolio loans (included in the $306.6 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $62.2 million as of June 30, 2016.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $3.7 million to $84.4 million at June 30, 2016, from $80.7 million at December 31, 2015, due to net income of $2.9 million and other comprehensive income of $0.8 million for the six months ended June 30, 2016. The other comprehensive income during the first half of 2016, which reduced the Company’s accumulated other comprehensive loss as of June 30, 2016, was primarily due to the sale of investment securities in February 2016, as well as a positive change in the fair value of investment securities as interest rates decreased during the first six months of 2016. The Company continues to monitor strategies to preserve capital including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

The Company’s equity to assets ratio decreased to 9.2% at June 30, 2016, from 9.4% at December 31, 2015. As of June 30, 2016, the Bank’s total risk based capital to risk-weighted assets ratio was 12.49%, Common Equity Tier 1 capital to risk-weighted assets ratio was 11.36%, Tier 1 capital to risk-weighted assets ratio was 11.36% and Tier 1 capital to adjusted assets ratio was 9.06%. These ratios as of December 31, 2015, were 13.91%, 12.66%, 12.66% and 9.49%, respectively. The decrease in capital ratios as of June 30, 2016, compared with those as of December 31, 2015, was primarily due to growth in the Bank's balance sheet, especially with respect to portfolio loans, which resulted in an increase in risk-weighted assets and adjusted total assets, partially offset by an increase in capital. The Bank expects to continue to shift its asset base to higher interest-earning loans with higher risk weighting. The Bank’s capital classification under Prompt Corrective Action defined levels as of June 30, 2016, was well-capitalized.

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

General

Net income for the three months ended June 30, 2016, was $1.3 million, as compared to net income of $5.6 million for the three months ended June 30, 2015. The Company’s return on assets ratio and return on equity ratio (both annualized) were 0.60% and 6.36%, respectively, for the three months ended June 30, 2016, compared with 2.94% and 30.08%, respectively, for the three months ended June 30, 2015. Net income for the three months ended June 30, 2016, decreased $4.3 million as compared to net income in the same period in 2015, primarily due to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets in the second quarter of 2015, partially offset by $5.2 million of penalties associated with the early prepayment of some of the Company's wholesale debt in the second quarter of 2015. Net income also benefited from an increase in net interest income of $1.4 million and an increase in noninterest income of $0.8 million. Net interest income increased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to the impact of increased portfolio loans and other loans outstanding and decreased interest expense for repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and lower interest rates on funds invested in investment securities, and increased interest expense on deposits and FHLB advances. Noninterest income increased during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to higher gains on the sale of both loans held-for-sale and portfolio loans. Noninterest expense decreased during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, partially offset by increased incentive compensation costs associated with the Company's continuing growth strategies.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended June 30, 2016 and 2015. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$725,679	$7,938	4.38%	$545,734	$6,647	4.87%
Investment securities (2)	80,259	417	2.08%	131,549	692	2.10%
Other interest-earning assets (3)	30,479	151	1.99%	32,158	83	1.04%
Total interest-earning assets	836,417	8,506	4.07%	709,441	7,422	4.20%
Noninterest-earning assets	56,855			56,875
Total assets	$893,272			$766,316

Interest-bearing liabilities:
Interest-bearing demand accounts	$103,082	$112	0.44%	$64,947	$26	0.16%
Savings deposits	58,417	15	0.10%	63,318	23	0.15%
Money market accounts	119,986	187	0.62%	113,289	152	0.53%
Time deposits	222,201	533	0.96%	180,699	377	0.82%
Securities sold under agreements to repurchase	-	-	-%	58,259	722	4.96%
Federal Home Loan Bank advances	249,405	1,254	2.01%	159,448	1,137	2.85%
Other borrowings	165	1	1.62%	-	-	-%
Total interest-bearing liabilities	753,256	2,102	1.12%	639,960	2,437	1.52%
Noninterest-bearing liabilities	55,950			51,562
Total liabilities	809,206			693,522
Total stockholders’ equity	84,066			74,794
Total liabilities and stockholders’ equity	$893,272			$766,316

Net interest income		$6,404			$4,985
Net interest spread			2.95%			2.68%
Net interest-earning assets	$83,161			$69,481
Net interest margin (4)			3.06%			2.81%
Average interest-earning assets to average interest-bearing liabilities		111.04%			110.86%

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$2,021	$(730)	$1,291
Investment securities	(266)	(9)	(275)
Other interest-earning assets	(5)	73	68
Total interest-earning assets	1,750	(666)	1,084

Interest-bearing liabilities:
Interest-bearing demand accounts	22	64	86
Savings deposits	(2)	(6)	(8)
Money market accounts	9	26	35
Time deposits	94	62	156
Securities sold under agreements to repurchase	(722)	-	(722)
Federal Home Loan Bank advances	517	(400)	117
Other borrowings	1	-	1
Total interest-bearing liabilities	(81)	(254)	(335)

Net interest income	$1,831	$(412)	$1,419

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and lower average rates paid on borrowed funds have driven the increase in net interest income, partially offset by lower average loan rates and an increase in borrowed funds and interest-bearing deposits.

Interest Income

Total interest income increased $1.1 million to $8.5 million for the three months ended June 30, 2016, as compared to $7.4 million for the three months ended June 30, 2015, due to the impact of higher balances in portfolio loans and other loans outstanding, partially offset by the decrease in interest rates on portfolio loans, lower balances in investment securities and lower interest rates on funds invested in investment securities. Interest income on loans increased to $7.9 million for the three months ended June 30, 2016 from $6.6 million for the three months ended June 30, 2015. This increase was due to an increase in the average balance of loans, which increased $180.0 million to $725.7 million for the three months ended June 30, 2016 from $545.7 million for the three months ended June 30, 2015, partially offset by a decrease in average yield on loans of 49 basis points to 4.38% for the three months ended June 30, 2016.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the three months ended June 30, 2016, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the three months ended June 30, 2016, partially offset by a decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and increased volume related to our expanded relationships with current counterparties, as well as relationships with new counterparties.

Interest income earned on investment securities decreased $0.3 million to $0.4 million for the three months ended June 30, 2016 from $0.7 million for the three months ended June 30, 2015. This decrease was primarily due to a decrease of $51.3 million in the average balance of investment securities to $80.3 million during the three months ended June 30, 2016.

Interest Expense

Interest expense declined by $0.3 million to $2.1 million for the three months ended June 30, 2016, from $2.4 million for the three months ended June 30, 2015, due to the decrease in interest expense on repurchase agreements, partially offset by increased interest expenses on deposits and FHLB advances. The increase in interest expense on deposits in the second quarter of 2016 as compared to 2015 was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 12 basis points to 0.61% for the three months ended June 30, 2016, as compared to 0.49% for the three months ended June 30, 2015. The decrease in interest expense on repurchase agreements in the second quarter of 2016, as compared to 2015, was primarily due to the repayment of outstanding repurchase agreement balances in June 2015. The increase in interest expense on FHLB advances for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was primarily due to an increase in the average balance of FHLB advances, partially offset by lower average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.04% for the three months ended June 30, 2016, down from 1.40% for the three months ended June 30, 2015, primarily due to the lower average balances and interest rates related to repurchase agreements, as well as lower interest rates on FHLB advances, partially offset by higher average balances in FHLB advances and an increase in the average rates paid on deposits and in the average balance in such deposits. Borrowing costs are expected to decrease further, commencing in the third quarter of 2016, as prepayment penalties from a previous restructuring and refinancing transaction have been fully amortized. The restructuring and refinancing transaction in the second quarter of 2015 substantially reduced the weighted average interest rate, and related interest expense, on borrowings for the second quarter of 2016 as compared to 2015.

Net Interest Income

Net interest income increased $1.4 million to $6.4 million for the three months ended June 30, 2016, from $5.0 million for the three months ended June 30, 2015, due to the increase in portfolio loans and other loans outstanding and decreased interest expense for repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and lower interest rates on funds invested in investment securities, as well as an increase in interest expense on deposits and FHLB advances.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 27 basis points to 2.95% for the three months ended June 30, 2016, as compared to 2.68% for the three months ended June 30, 2015. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 25 basis points to 3.06% for the three months ended June 30, 2016, as compared to 2.81% for the three months ended June 30, 2015. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities and lower interest rates on funds invested in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million during each of the three months ended June 30, 2016 and 2015. The low level of provision expense during each of the three months ended June 30, 2016 and 2015 primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years.

The Company had net recoveries of $0.1 million for both the three months ended June 30, 2016 and 2015.

Noninterest Income

The components of noninterest income for the three months ended June 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$563	$660	$(97)	(14.7)%
Gain on sale of loans held-for-sale	949	350	599	171.1%
Gain on sale of portfolio loans	218	-	218	n/a
Bank owned life insurance earnings	115	119	(4)	(3.4)%
Interchange fees	349	408	(59)	(14.5)%
Other	355	139	216	155.4%
	$2,549	$1,676	$873	52.1%

Noninterest income for the three months ended June 30, 2016 increased $0.8 million to $2.5 million, as compared to $1.7 million for the three months ended June 30, 2015. The increase in noninterest income during the second quarter of 2016, as compared with the same period in 2015, was primarily due to higher gains on the sale of both loans held-for-sale and portfolio loans, as well as the gain on the sale of the Garden City branch (included in Other in the table above).

For the three months ended June 30, 2016, gains on sales of mortgage loans held-for-sale was $406,000, deferred fees on mortgage loans held-for-sale was $66,000, gains on sales of SBA/USDA loans held-for-sale was $561,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $48,000. By comparison, for the three months ended June 30, 2015, gains on sales of mortgage loans held-for-sale was $211,000, deferred fees on mortgage loans held-for-sale was $23,000, gains on sales of SBA/USDA loans held-for-sale was $177,000, and net losses recognized for the servicing of SBA/USDA loans held-for-sale was $15,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the three months ended June 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$3,512	$3,133	$379	12.1%
Occupancy and equipment	603	538	65	12.1%
Federal Deposit Insurance Corporation insurance premiums	166	154	12	7.8%
Foreclosed assets, net	254	102	152	149.0%
Data processing	513	472	41	8.7%
Outside professional services	539	554	(15)	(2.7)%
Collection expense and repossessed asset losses	117	105	12	11.4%
Securities sold under agreements to repurchase prepayment penalties	-	5,188	(5,188)	(100.0)%
Other	926	1,040	(114)	(11.0)%
	$6,630	$11,286	$(4,656)	(41.3)%

Noninterest expense decreased $4.7 million to $6.6 million for the three months ended June 30, 2016, from $11.3 million for the three months ended June 30, 2015. The decrease in noninterest expense during the second quarter of 2016, as compared with the same period in 2015, primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, partially offset by increased incentive compensation costs associated with the Company's continuing growth strategies.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including the Office of the Comptroller of the Currency assessments, Federal Deposit Insurance Corporation insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $0.8 million in income tax expense for the three months ended June 30, 2016, and recorded $10.4 million in income tax benefit for the three months ended June 30, 2015. The Company’s effective tax rate was 37.1% for the second quarter of 2016. The $10.4 million income tax benefit for the second quarter of 2015 substantially reflected the reversal of a deferred tax asset valuation allowance. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding net operating loss carryovers of $0.6 million, which were generated after the first quarter of 2013. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

General

Net income for the six months ended June 30, 2016, was $2.9 million, as compared to net income of $6.0 million for the six months ended June 30, 2015. The Company’s return on assets ratio and return on equity ratio (both annualized) were 0.65% and 6.86%, respectively, for the six months ended June 30, 2016, compared with 1.63% and 16.18%, respectively, for the six months ended June 30, 2015. Net income for the six months ended June 30, 2016, decreased $3.1 million as compared to net income in the same period in 2015, primarily due to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets in the first half of 2015, partially offset by $5.2 million of penalties associated with the early prepayment of some of the Company's wholesale debt in the first half of 2015. Net income also benefited from an increase in net interest income of $3.1 million and an increase in noninterest income of $1.7 million. Net interest income increased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities and decreased interest expense for repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits and FHLB advances. Noninterest income increased during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to higher gains on the sale of investment securities, as well as higher gains on the sale of both loans held-for-sale and portfolio loans. Noninterest expense decreased during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, partially offset by increased incentive compensation costs associated with the Company's continuing growth strategies.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the six months ended June 30, 2016 and 2015. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$698,985	$15,438	4.42%	$520,482	$12,762	4.90%
Investment securities (2)	91,774	943	2.06%	134,150	1,360	2.03%
Other interest-earning assets (3)	34,182	321	1.88%	38,053	171	0.90%
Total interest-earning assets	824,941	16,702	4.05%	692,685	14,293	4.12%
Noninterest-earning assets	51,817			45,683
Total assets	$876,758			$738,368

Interest-bearing liabilities:
Interest-bearing demand accounts	$103,766	$226	0.44%	$65,170	$53	0.16%
Savings deposits	59,092	29	0.10%	63,160	46	0.15%
Money market accounts	115,781	343	0.59%	112,085	294	0.52%
Time deposits	225,255	1,046	0.93%	170,464	735	0.86%
Securities sold under agreements to repurchase	165	1	1.55%	62,257	1,540	4.95%
Federal Home Loan Bank advances	234,811	2,562	2.18%	140,766	2,220	3.15%
Other borrowings	82	1	1.62%	-	-	-%
Total interest-bearing liabilities	738,952	4,208	1.14%	613,902	4,888	1.60%
Noninterest-bearing liabilities	54,474			50,052
Total liabilities	793,426			663,954
Total stockholders’ equity	83,332			74,414
Total liabilities and stockholders’ equity	$876,758			$738,368

Net interest income		$12,494			$9,405
Net interest spread			2.91%			2.52%
Net interest-earning assets	$85,989			$78,783
Net interest margin (4)			3.03%			2.72%
Average interest-earning assets to average interest-bearing liabilities		111.64%			112.83%

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$4,040	$(1,364)	$2,676
Investment securities	(435)	18	(417)
Other interest-earning assets	(19)	169	150
Total interest-earning assets	3,586	(1,177)	2,409

Interest-bearing liabilities:
Interest-bearing demand accounts	45	128	173
Savings deposits	(3)	(14)	(17)
Money market accounts	10	39	49
Time deposits	251	60	311
Securities sold under agreements to repurchase	(911)	(628)	(1,539)
Federal Home Loan Bank advances	1,171	(829)	342
Other borrowings	1	-	1
Total interest-bearing liabilities	564	(1,244)	(680)

Net interest income	$3,022	$67	$3,089

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and lower average rates paid on borrowed funds have driven the increase in net interest income, partially offset by lower average loan rates and an increase in borrowed funds and interest-bearing deposits.

Interest Income

Total interest income increased $2.4 million to $16.7 million for the six months ended June 30, 2016, as compared to $14.3 million for the six months ended June 30, 2015, due to the impact of higher balances in portfolio loans and other loans outstanding and higher interest rates on funds invested in investment securities, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $15.4 million for the six months ended June 30, 2016 from $12.8 million for the six months ended June 30, 2015. This increase was due to an increase in the average balance of loans, which increased $178.5 million to $699.0 million for the six months ended June 30, 2016 from $520.5 million for the six months ended June 30, 2015, partially offset by a decrease in average yield on loans of 48 basis points to 4.42% for the six months ended June 30, 2016.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the six months ended June 30, 2016, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the six months ended June 30, 2016, partially offset by a decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and increased volume related to our expanded relationships with current counterparties, as well as relationships with new counterparties.

Interest income earned on investment securities decreased $0.4 million to $1.0 million for the six months ended June 30, 2016 from $1.4 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease of $42.4 million in the average balance of investment securities to $91.8 million during the six months ended June 30, 2016.

Interest Expense

Interest expense declined by $0.7 million to $4.2 million for the six months ended June 30, 2016, from $4.9 million for the six months ended June 30, 2015, due to the decrease in interest expense on repurchase agreements, partially offset by increased interest expenses on deposits and FHLB advances. The increase in interest expense on deposits in the first half of 2016 as compared to 2015 was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 10 basis points to 0.59% for the six months ended June 30, 2016, as compared to 0.49% for the six months ended June 30, 2015. The decrease in interest expense on repurchase agreements in the first half of 2016, as compared to 2015, was primarily due to the repayment of outstanding repurchase agreement balances in June 2015 and during the six months ended June 30, 2016. The increase in interest expense on FHLB advances for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to an increase in the average balance of FHLB advances, partially offset by lower average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.06% for the six months ended June 30, 2016, down from 1.48% for the six months ended June 30, 2015, primarily due to the lower average balances and interest rates related to repurchase agreements, as well as lower interest rates on FHLB advances, partially offset by higher average balances in FHLB advances and an increase in the average rates paid on deposits and the average balance in such deposits. Borrowing costs are expected to decrease further, commencing in the third quarter of 2016, as prepayment penalties from a previous restructuring and refinancing transaction have been fully amortized. The restructuring and refinancing transaction in the first half of 2015 substantially reduced the weighted average interest rate, and related interest expense, on borrowings for the first half of 2016 as compared to 2015.

Net Interest Income

Net interest income increased $3.1 million to $12.5 million for the six months ended June 30, 2016, from $9.4 million for the six months ended June 30, 2015, due to the increase in portfolio loans and other loans outstanding, higher interest rates on funds invested in investment securities and decreased interest expense for repurchase agreements, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits and FHLB advances.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 39 basis points to 2.91% for the six months ended June 30, 2016, as compared to 2.52% for the six months ended June 30, 2015. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 31 basis points to 3.03% for the six months ended June 30, 2016, as compared to 2.72% for the six months ended June 30, 2015. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, higher interest rates on funds invested in investment securities and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.3 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively. The low level of provision expense during each of the six months ended June 30, 2016 and 2015 primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years.

The Company had net charge-offs $0.1 million for both the six months ended June 30, 2016 and 2015.

Noninterest Income

The components of noninterest income for the six months ended June 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$1,196	$1,296	$(100)	(7.7)%
Gain on sale of loans held-for-sale	1,363	849	514	60.5%
Gain on sale of portfolio loans	218	-	218	n/a
Gain (loss) on sale of securities available-for-sale	828	(9)	837	9,300.0%
Bank owned life insurance earnings	232	237	(5)	(2.1)%
Interchange fees	707	803	(96)	(12.0)%
Other	566	262	304	116.0%
	$5,110	$3,438	$1,672	48.6%

Noninterest income for the six months ended June 30, 2016 increased $1.7 million to $5.1 million, as compared to $3.4 million for the six months ended June 30, 2015. The increase in noninterest income during the first half of 2016, as compared with the same period in 2015, was primarily due to higher gains on the sale of investment securities, higher gains on the sale of both loans held-for-sale and portfolio loans, as well as the gain on the sale of the Garden City branch (included in Other in the table above).

For the six months ended June 30, 2016, gains on sales of mortgage loans held-for-sale was $672,000, deferred fees on mortgage loans held-for-sale was $143,000, gains on sales of SBA/USDA loans held-for-sale was $721,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $112,000. By comparison, for the six months ended June 30, 2015, gains on sales of mortgage loans held-for-sale was $353,000, deferred fees on mortgage loans held-for-sale was $36,000, gains on sales of SBA/USDA loans held-for-sale was $456,000, and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $76,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the six months ended June 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$6,970	$6,049	$921	15.2%
Occupancy and equipment	1,205	1,052	153	14.5%
Federal Deposit Insurance Corporation insurance premiums	338	349	(11)	(3.2)%
Foreclosed assets, net	254	102	152	149.0%
Data processing	969	867	102	11.8%
Outside professional services	1,010	1,086	(76)	(7.0)%
Collection expense and repossessed asset losses	262	224	38	17.0%
Securities sold under agreements to repurchase prepayment penalties	-	5,188	(5,188)	(100.0)%
Other	1,700	1,910	(210)	(11.0)%
	$12,708	$16,827	$(4,119)	(24.5)%

Noninterest expense decreased $4.1 million to $12.7 million for the six months ended June 30, 2016, from $16.8 million for the six months ended June 30, 2015. The decrease in noninterest expense during the first half of 2016, as compared with the same period in 2015, primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the first half of 2015, partially offset by an increase in incentive compensation costs and occupancy costs, both associated with the Company’s continuing growth strategies.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including the Office of the Comptroller of the Currency assessments, Federal Deposit Insurance Corporation insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $1.7 million in income tax expense for the six months ended June 30, 2016, and recorded $10.4 million in income tax benefit for the six months ended June 30, 2015. The Company’s effective tax rate was 37.1% for the first half of 2016. The $10.4 million income tax benefit for the first half of 2015 substantially reflected the reversal of a deferred tax asset valuation allowance. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding net operating loss carryovers of $0.6 million, which were generated after the first quarter of 2013. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 13 days during the first half of 2016 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source, due to the low interest rate environment on alternative investment options. Consequently, the Bank’s average balance of cash and cash equivalents decreased to $34.0 million during the six months ended June 30, 2016, from $44.3 million during the six months ended June 30, 2015, and consistent with this strategy, management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2016.

As of June 30, 2016 and December 31, 2015, the Company had additional borrowing capacity of $5.9 million and $36.0 million, respectively, with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of June 30, 2016, included the ability to borrow up to approximately $28.9 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of June 30, 2016, the Company had liquidity sources through one $10.0 million and four $5.0 million lines of credit, all with private financial institutions. As of June 30, 2016, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. A $10.0 million line of credit for repurchase and reverse repurchase transactions was utilized late in the fourth quarter of 2015, and was fully repaid early in January 2016. Unpledged investment securities were approximately $62.2 million and $82.4 million as of June 30, 2016 and December 31, 2015, respectively.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of June 30, 2016, the Bank had brokered deposits of $53.5 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of June 30, 2016, the Bank had deposits from this service of $13.6 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at June 30, 2016, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

For the first six months of 2016, cash and cash equivalents decreased $0.1 million to $23.5 million as of June 30, 2016, as compared to $23.6 million as of December 31, 2015, due to the continued deployment of capital, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets, partially offset by the sale of investment securities. For the first six months of 2016, cash used in investing activities of $72.6 million exceeded cash provided by financing activities of $72.1 million and operating activities of $0.4 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $633.8 million, proceeds from FHLB advances of $604.5 million, proceeds from the sale of investment securities of $41.9 million, proceeds from sales of loans held-for-sale of $38.3 million, net increases in deposits of $28.1 million and proceeds from the sale of portfolio loans of $10.4 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $680.6 million, the repayment of FHLB advances of $551.8 million, net increases in portfolio loans of $57.1 million (excluding the purchase of such loans), originations of loans held-for-sale of $40.7 million, the net cash paid related to the sale of a branch of 13.3 million, the repayment of repurchase agreements of $10.0 million.

For the first six months of 2015, cash and cash equivalents increased $16.1 million to $38.5 million as of June 30, 2015, as compared to $22.4 million as of December 31, 2014, due to borrowings at the end of the second quarter of 2015 which resulted in an increase in cash and cash equivalents. The borrowings were in anticipation of further growth in loans, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first six months of 2015, cash provided by financing activities of $97.7 million exceeded cash used in operating activities of $3.7 million and investing activities of $77.9 million. Primary sources of cash flows were from repayment of warehouse loans held-for-investment of $499.7 million, proceeds from FHLB advances of $324.9 million, net increases in deposits of $60.3 million, and proceeds from sale of investment securities of $14.1 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $561.0 million, the repayment of FHLB advances of $228.3 million, the repayment of repurchase agreements of $66.3 million, and net increases in portfolio loans of $22.7 million (excluding the purchase of such loans).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended June 30, 2016, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended June 30, 2016, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: August 15, 2016	By:	/s/ John K. Stephens, Jr.

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:.	/s/ Tracy L. Keegan

Tracy L. Keegan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

31.1	Section 302 Certification of Chief Executive Officer	__	__	__	__	X

31.2	Section 302 Certification of Chief Financial Officer	__	__	__	__	X

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

101.INS**	XBRL Instance Document	__	__	__	__	X

101.SCH**	XBRL Taxonomy Extension Schema Document	__	__	__	__	X

101.CAL**	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

101.LAB**	XBRL Taxonomy Label Linkbase Document	__	__	__	__	X

101.PRE**	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X

*	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
**	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.