Form 10-Q
period 2016-09-30
Atlantic Coast Financial CORP
filed 2016-11-14
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of November 1, 2016 was 15,509,061 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Cash and due from financial institutions	$3,692	$6,108
Short-term interest-earning deposits	46,215	17,473
Total cash and cash equivalents	49,907	23,581
Securities available-for-sale	49,003	120,110
Portfolio loans, net of allowance of $8,150 in 2016 and $7,745 in 2015	646,641	603,507
Other loans:
Held-for-sale	8,057	6,591
Warehouse loans held-for-investment	119,616	44,074
Total other loans	127,673	50,665
Federal Home Loan Bank stock, at cost	10,542	9,517
Land, premises and equipment, net	15,018	15,472
Bank owned life insurance	17,419	17,070
Other real estate owned	2,785	3,232
Accrued interest receivable	1,938	2,107
Deferred tax assets, net	6,440	9,107
Other assets	9,527	2,830
Total assets	$936,893	$857,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$56,607	$47,208
Interest-bearing demand	110,868	105,159
Savings and money market	210,675	171,664
Time	239,346	231,790
Total deposits	617,496	555,821
Securities sold under agreements to repurchase	–	9,991
Federal Home Loan Bank advances	229,925	207,543
Accrued expenses and other liabilities	3,346	3,105
Total liabilities	850,767	776,460

Commitments and contingent liabilities

Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at September 30, 2016 and December 31, 2015	155	155
Additional paid-in capital	100,387	100,458
Common stock held by:
Employee stock ownership plan shares of 68,264 at September 30, 2016 and 71,857 at December 31, 2015	(1,483)	(1,561)
Benefit plans	(213)	(248)
Retained deficit	(12,318)	(16,734)
Accumulated other comprehensive loss	(402)	(1,332)
Total stockholders’ equity	86,126	80,738
Total liabilities and stockholders’ equity	$936,893	$857,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans, including fees	$7,961	$6,911	$23,399	$19,673
Securities and interest-earning deposits in other financial institutions	521	785	1,785	2,316
Total interest and dividend income	8,482	7,696	25,184	21,989
Interest expense:
Deposits	962	638	2,606	1,766
Securities sold under agreements to repurchase	–	1	1	1,541
Federal Home Loan Bank advances	658	1,233	3,220	3,453
Other borrowings	–	–	1	–
Total interest expense	1,620	1,872	5,828	6,760
Net interest income	6,862	5,824	19,356	15,229
Provision for portfolio loan losses	220	195	569	582
Net interest income after provision for portfolio loan losses	6,642	5,629	18,787	14,647

Noninterest income:
Service charges and fees	592	717	1,788	2,013
Gain on sale of loans held-for-sale	235	440	1,598	1,289
Gain on sale of portfolio loans	9	–	227	–
Gain (loss) on sale of securities available-for-sale	493	–	1,321	(9)
Bank owned life insurance earnings	117	125	349	362
Interchange fees	326	398	1,033	1,201
Other	425	130	991	392
Total noninterest income	2,197	1,810	7,307	5,248

Noninterest expense:
Compensation and benefits	3,562	3,205	10,532	9,254
Occupancy and equipment	658	555	1,863	1,607
Federal Deposit Insurance Corporation insurance premiums	135	154	473	503
Foreclosed assets, net	–	16	254	118
Data processing	587	466	1,556	1,333
Outside professional services	487	535	1,497	1,621
Collection expense and repossessed asset losses	101	81	363	305
Securities sold under agreements to repurchase prepayment penalties	–	–	–	5,188
Other	836	903	2,536	2,813
Total noninterest expense	6,366	5,915	19,074	22,742

Income (loss) before income tax expense (benefit)	2,473	1,524	7,020	(2,847)
Income tax expense (benefit)	917	516	2,604	(9,876)
Net income	$1,556	$1,008	$4,416	$7,029

Earnings per common share:
Basic	$0.10	$0.07	$0.29	$0.46
Diluted	$0.10	$0.07	$0.29	$0.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$1,556	$1,008	$4,416	$7,029

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains arising during the period	681	1,547	3,213	1,074
Reclassification adjustments for (gains) losses recognized in income	(493)	–	(1,321)	9
Net unrealized gains	188	1,547	1,892	1,083
Income tax effect	(71)	(580)	(962)	(406)
Net of tax effect	117	967	930	677

Total other comprehensive income	117	967	930	677

Comprehensive income	$1,673	$1,975	$5,346	$7,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
For the nine months ended September 30, 2016:

Balance at December 31, 2015	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 3,593 shares	–	(56)	78	–	–	–	22
Distribution from Rabbi Trust	–	(15)	–	35	–	–	20
Net income	–	–	–	–	4,416	–	4,416
Other comprehensive income	–	–	–	–	–	930	930
Balance at September 30, 2016	$155	$100,387	$(1,483)	$(213)	$(12,318)	$(402)	$86,126

For the nine months ended September 30, 2015:

Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 3,593 shares	–	(62)	78	–	–	–	16
Management restricted stock expense	–	2	–	–	–	–	2
Stock options expense	–	12	–	–	–	–	12
Distribution from Rabbi Trust	–	(14)	–	14	–	–	–
Net income	–	–	–	–	7,029	–	7,029
Other comprehensive income	–	–	–	–	–	677	677
Balance at September 30, 2015	$155	$100,542	$(1,587)	$(283)	$(17,423)	$(1,332)	$80,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,416	$7,029
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	569	582
Gain on sale of portfolio loans	(227)	–
Gain on sale of loans held-for-sale	(1,598)	(1,289)
Originations of loans held-for-sale	(65,720)	(9,197)
Proceeds from sales of loans held-for-sale	65,300	19,872
Loss on foreclosed assets, net	254	118
(Gain) loss on sale of securities available-for-sale	(1,321)	9
Gain on sale of branch	(137)	–
Employee stock ownership plan compensation expense	22	16
Share-based compensation expense	–	14
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	938	(680)
Depreciation expense	817	630
Deferred tax benefit	2,111	(9,471)
Net change in cash surrender value of bank owned life insurance	(349)	(362)
Net change in accrued interest receivable	169	(83)
Net change in other assets	(6,780)	(1,041)
Net change in accrued expenses and other liabilities	241	301
Net cash provided by (used in) operating activities	(1,295)	6,448

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	16,294	13,156
Proceeds from sales of securities available-for-sale	66,534	14,126
Purchase of securities available-for-sale	(10,000)	–
Funding of warehouse loans held-for-investment	(1,210,834)	(872,686)
Proceeds from repayments of warehouse loans held-for-investment	1,135,292	856,160
Purchase of portfolio loans	(7,130)	(56,038)
Proceeds from sales of portfolio loans	31,265	–
Net change in portfolio loans	(67,127)	(43,666)
Expenditures on premises and equipment	(694)	(1,857)
Proceeds from disposal of premises and equipment	331	–
Proceeds from sale of other real estate owned	492	791
Purchase of Federal Home Loan Bank stock	(10,807)	(17,517)
Redemption of Federal Home Loan Bank stock	9,782	12,953
Net cash paid in sale of branch	(13,256)	–
Net cash used in investing activities	(59,858)	(94,578)

Cash flows from financing activities:
Net change in deposits	75,068	55,972
Proceeds from securities sold under agreements to repurchase	–	10,000
Repayment of securities sold under agreements to repurchase	(9,991)	(76,300)
Proceeds from Federal Home Loan Bank advances	943,000	414,925
Repayment of Federal Home Loan Bank advances	(922,000)	(299,000)
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	1,382	(2,135)
Proceeds from other borrowings	5,000	–
Repayment of other borrowings	(5,000)	–
Shares purchased for and distributions from Rabbi Trust	20	–
Net cash provided by financing activities	87,479	103,462

Net increase (decrease) in cash and cash equivalents	26,326	15,332
Cash and cash equivalents, beginning of period	23,581	22,398
Cash and cash equivalents, end of period	$49,907	$37,730

Supplemental disclosures of cash flow information:
Interest paid	$5,760	$7,507
Income taxes paid	78	–

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$299	$493
Loans transferred to held-for-sale	–	6,366
Loans transferred to portfolio	635	–
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the period	556	406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (the Financial Statements) and these notes to the Financial Statements (these Notes) include Atlantic Coast Financial Corporation (the Company) and its wholly owned subsidiary, Atlantic Coast Bank (the Bank). All significant inter-company balances and transactions have been eliminated in consolidation. The principal activity of the Company is the ownership of the Bank’s common stock, and as such, the terms “Company” and “Bank” are used interchangeably throughout the Financial Statements and these Notes in this Quarterly Report on Form 10-Q (this Report) and, unless context indicates otherwise, refer to the activities of the Company and the Bank.

The accompanying condensed consolidated balance sheet as of December 31, 2015, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information of smaller reporting companies and with the instructions for Form 10-Q and Article 8 and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 10-K), should be read in conjunction with these Financial Statements.

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

Accumulated other comprehensive income consists solely of the effects of unrealized gains and losses on securities available-for-sale, net of income taxes, which include a disproportionate tax effect of $0.7 million at both September 30, 2016 and December 31, 2015. This disproportionate tax effect is a result of the reversal of the deferred tax valuation allowance in June 2015.

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The guidance will reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues. The guidance in this standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard on its financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

Recently Issued Standards Not Yet Adopted (continued)

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. Additionally, the guidance will require allowances for investment securities classified as available-for-sale, rather than reduce the carrying amount under the other-than-temporary impairment (OTTI) model. It also simplifies the accounting model for purchased credit-impaired investment securities and loans. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of adopting this standard on its financial statements; however, adoption will result in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 reduces complexity in accounting standards related to the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet, as well as to disclose key information regarding leasing arrangements. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of adopting this standard on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which deferred the effective date of ASU 2014-09. As a result, the guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is in the process of evaluating the impact of adopting this standard on its financial statements, as well as evaluating which transition method it will apply upon adoption.

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

September 30, 2016

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

On August 26, 2016, the Bank entered into three amended $15.0 million participation agreements (each was previously $10.0 million) related to warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment) with Customers Bank (collectively, the Customers Participation Agreements), which were originally entered into on March 27, 2015 and first amended on March 23, 2016. Under the Customers Participation Agreements, the Bank has an interest in existing lines of credit related to warehouse loans held-for-investment currently serviced by Customers Bank.

The Bank receives the full amount of interest earned on the warehouse loans held-for-investment. Customers Bank receives the fees paid for each individual funding request. Customers Bank services the warehouse loans held-for-investment funding requests, manages the collateral receipt and shipment, receives and posts pay downs, and remits principal and interest to the Bank. Under the Customers Participation Agreements, Customers Bank is required to administer the participating lines of credit using the same standards the Bank would use to administer its own accounts. Additionally, the Bank has access to each funding request and all daily activity reporting to monitor its exposure.

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $45.0 million as of September 30, 2016, while there was no outstanding balance as of December 31, 2015. During the three and nine months ended September 30, 2016, the Bank earned $206,000 and $359,000, respectively, of interest income related to the Customers Participation Agreements. During the three and nine months ended September 30, 2015, the Bank earned $98,000 and $223,000, respectively, of interest income related to the Customers Participation Agreements.

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

September 30, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2016
Assets:
Securities available-for-sale:
State and municipal	$5,198	$–	$5,198	$–
Mortgage-backed securities – residential	30,227	–	30,227	–
Collateralized mortgage obligations – U.S. government	3,356	–	3,356	–
Corporate debt	10,222	–	10,222	–
Total	$49,003	$–	$49,003	$–

December 31, 2015
Assets:
Securities available-for-sale:
U.S. government-sponsored enterprises	$4,871	$–	$4,871	$–
State and municipal	5,142	–	5,142	–
Mortgage-backed securities – residential	101,654	–	101,654	–
Collateralized mortgage obligations – U.S. government	8,443	–	8,443	–
Total	$120,110	$–	$120,110	$–

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

There were no Level 3 investments measured on a recurring basis as of September 30, 2016 and December 31, 2015, and there were no transfers into or out of Level 3 investments during the nine months ended September 30, 2016 and the year ended December 31, 2015. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2016
Assets:
Other real estate owned	$2,785	$–	$–	$2,785
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,997	–	–	7,997

December 31, 2015
Assets:
Other real estate owned	$3,232	–	–	$3,232
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	–	–	200

Quantitative information about Level 3 fair value measurements as of September 30, 2016 and December 31, 2015, is as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)

September 30, 2016
Assets:
Other real estate owned	$2,785	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.2% to 39.0% (3.7%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the	7,997	Appraisal of collateral (2)	Appraisal adjustments (4)	16.0 to 80.0% (30.6%)
consolidated balance sheets in portfolio loans, net)			Liquidation expenses	10.0% (10.0%)

December 31, 2015
Assets:
Other real estate owned	$3,232	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 32.4% (4.5%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the	200	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% (0.0%)
consolidated balance sheets in portfolio loans, net)			Liquidation expenses	10.0% (10.0%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value at the date of foreclosure, based on an independent appraisal, less estimated selling costs establishing a new cost basis. If fair value declines subsequent to foreclosure, the asset value is written down through expense. Costs relating to improvement of property are capitalized, whereas costs relating to holding of property are expensed. There were no write-downs on OREO for the three and nine months ended September 30, 2016. There were no write-downs on OREO for the three months ended September 30, 2015, while write-downs on OREO for the nine months ended September 30, 2015 were $80,000. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of September 30, 2016 and December 31, 2015, were as follows:

	Carrying	Estimated	Fair Value Hierarchy
	Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

September 30, 2016
Assets:
Cash and due from financial institutions	$3,692	$3,692	$3,692	$–	$–
Short-term interest-earning deposits	46,215	46,215	46,215	–	–
Portfolio loans, net	646,641	659,536	–	651,539	7,997
Loans held-for-sale	8,057	8,200	–	8,200	–
Warehouse loans held-for-investment	119,616	119,616	–	119,616	–
Federal Home Loan Bank stock, at cost	10,542	10,542	–	–	10,542
Bank owned life insurance	17,419	17,625	–	17,625	–
Accrued interest receivable	1,938	1,938	–	1,938	–
Liabilities:
Deposits	617,496	617,714	–	617,714	–
Federal Home Loan Bank advances	229,925	232,485	–	232,485	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	149	149	–	149	–

December 31, 2015
Assets:
Cash and due from financial institutions	$6,108	$6,108	$6,108	$–	$–
Short-term interest-earning deposits	17,473	17,473	17,473	–	–
Portfolio loans, net	603,507	617,487	–	617,287	200
Loans held-for-sale	6,591	6,948	–	6,948	–
Warehouse loans held-for-investment	44,074	44,074	–	44,074	–
Federal Home Loan Bank stock, at cost	9,517	9,517	–	–	9,517
Bank owned life insurance	17,070	17,087	–	17,087	–
Accrued interest receivable	2,107	2,107	–	2,107	–
Liabilities:
Deposits	555,821	557,635	–	557,635	–
Securities sold under agreements to repurchase	9,991	9,991	–	9,991	–
Federal Home Loan Bank advances	207,543	210,520	–	210,520	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	81	81	–	81	–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on market prices of similar securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices, where available, or is determined based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value for warehouse loans held-for-investment, due to the rapid repayment of the loans (generally less than 30 days). Fair value of bank owned life insurance is based on the insurance contract cash surrender value or quoted market prices of the underlying securities or similar securities. Fair value of the Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase (repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The FHLB has historically redeemed its FHLB stock at par value. However, the stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of September 30, 2016 and December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of September 30, 2016 and December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

September 30, 2016
Securities available-for-sale:
State and municipal	$5,031	$167	$–	$5,198	$5,198
Mortgage-backed securities – residential	30,023	204	–	30,227	30,227
Collateralized mortgage obligations – U.S. government	3,389	–	(33)	3,356	3,356
Corporate debt	10,000	222	–	10,222	10,222
Total investment securities	$48,443	$593	$(33)	$49,003	$49,003

December 31, 2015
Securities available-for-sale:
U.S. government–sponsored enterprises	$5,000	$–	$(129)	$4,871	$4,871
State and municipal	5,048	94	–	5,142	5,142
Mortgage-backed securities – residential	102,277	726	(1,349)	101,654	101,654
Collateralized mortgage obligations – U.S. government	8,711	–	(268)	8,443	8,443
Total investment securities	$121,036	$820	$(1,746)	$120,110	$120,110

The amortized cost and fair value of investment securities, segregated by contractual maturity as of September 30, 2016, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$–	$–
Due in more than one to five years	416	418
Due in more than five to ten years (1)	12,797	13,109
Due after ten years	1,818	1,893
Mortgage-backed securities – residential	30,023	30,227
Collateralized mortgage obligations – U.S. government	3,389	3,356
	$48,443	$49,003

(1)	Includes $5.0 million (amortized cost) of corporate debt, consisting of one instrument with a scheduled maturity date of March 2026, however, the corporate debt instrument includes a special feature which makes it callable starting in March 2021.

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

September 30, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses as of September 30, 2016 and December 31, 2015, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

September 30, 2016
Collateralized mortgage obligations – U.S. government	$–	$–	$3,356	$(33)	$3,356	$(33)
	$–	$–	$3,356	$(33)	$3,356	$(33)

December 31, 2015
U.S. government–sponsored enterprises	$–	$–	$4,871	$(129)	$4,871	$(129)
State and municipal (1)	423	–	–	–	423	–
Mortgage-backed securities – residential	25,578	(106)	51,936	(1,243)	77,514	(1,349)
Collateralized mortgage obligations – U.S. government	–	–	8,443	(268)	8,443	(268)
	$26,001	$(106)	$65,250	$(1,640)	$91,251	$(1,746)

(1)	The state and municipal unrealized losses as of December 31, 2015, are less than $500 and, therefore, are rounded to zero in this table.

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of September 30, 2016, the Company’s security portfolio consisted of 20 investment securities (all classified as available-for-sale), 2 of which were in an unrealized loss position. All unrealized losses were related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of September 30, 2016, $33.6 million, or approximately 68.5% of the debt securities held by the Company, including both of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2016.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of September 30, 2016 and December 31, 2015, and did not record OTTI related to such securities during the three and nine months ended September 30, 2016 and 2015.

The 10-year treasury rate as of September 30, 2016 and December 31, 2015, was 1.60% and 2.27%, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $35.3 million and $83.6 million, respectively, for the three and nine months ended September 30, 2016. Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $4.1 million and $11.7 million, respectively, for the three and nine months ended September 30, 2015.

Gross gains of $0.5 million and $1.5 million were realized during the three and nine months ended September 30, 2016, respectively. No gross losses were realized during the three months ended September 30, 2016, while gross losses of $0.2 million were realized during the nine months ended September 30, 2016. The net gain on sale of securities available-for-sale for the three and nine months ended September 30, 2016, includes $0.5 million and $1.3 million, respectively, of accumulated other comprehensive income reclassifications from unrealized holding gains. No gross gains were realized during the three and nine months ended September 30, 2015. No gross losses were realized during the three months ended September 30, 2015. Gross losses of $9,000 were realized during the nine months ended September 30, 2015. The net loss on sale of securities available-for-sale for the nine months ended September 30, 2015, includes $9,000 of accumulated other comprehensive loss reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, which were reclassified to available-for-sale as of December 31, 2015. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for the three and nine months ended September 30, 2016. Proceeds from payments, maturities, and calls of securities held-to-maturity were $0.5 million and $1.4 million for the three and nine months ended September 30, 2015, respectively. The Company did not sell any investment securities classified as held-to-maturity during the three and nine months ended September 30, 2015.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were $7.0 million in unsettled investment securities transactions at September 30, 2016, while there were no unsettled investment securities transactions at December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016	% of Total Loans	December 31, 2015	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$267,701	41.4%	$276,286	45.8%
Multi-family	81,926	12.7%	83,442	13.9%
Commercial	103,826	16.0%	61,613	10.2%
Land	11,969	1.8%	16,472	2.7%
Total real estate loans	465,422	71.9%	437,813	72.6%

Real estate construction loans:
One- to four-family	30,835	4.8%	22,526	3.7%
Commercial	16,713	2.6%	12,527	2.1%
Acquisition and development	–	− %	–	− %
Total real estate construction loans	47,548	7.4%	35,053	5.8%

Other portfolio loans:
Home equity	38,453	5.9%	41,811	6.9%
Consumer	40,620	6.3%	44,506	7.4%
Commercial	55,231	8.5%	44,076	7.3%
Total other portfolio loans	134,304	20.7%	130,393	21.6%

Total portfolio loans	647,274	100.0%	603,259	100.0%

Allowance for portfolio loan losses	(8,150)		(7,745)
Net deferred portfolio loan costs	5,616		5,465
Premiums and discounts on purchased loans, net	1,901		2,528

Portfolio loans, net	$646,641		$603,507

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of September 30, 2016 and December 31, 2015:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

September 30, 2016
Real estate loans:
One- to four-family	$264,872	$930	$627	$1,272	$2,829	$267,701
Multi-family	81,926	–	–	–	–	81,926
Commercial	101,336	166	–	2,324	2,490	103,826
Land	6,421	–	38	5,510	5,548	11,969
Total real estate loans	454,555	1,096	665	9,106	10,867	465,422

Real estate construction loans:
One- to four-family	30,835	–	–	–	–	30,835
Commercial	16,713	–	–	–	–	16,713
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	47,548	–	–	–	–	47,548

Other portfolio loans:
Home equity	37,856	312	131	154	597	38,453
Consumer	39,700	690	159	71	920	40,620
Commercial	54,729	–	–	502	502	55,231
Total other portfolio loans	132,285	1,002	290	727	2,019	134,304

Total portfolio loans	$634,388	$2,098	$955	$9,833	$12,886	$647,274

December 31, 2015
Real estate loans:
One- to four-family	$271,340	$2,079	$1,065	$1,802	$4,946	$276,286
Multi-family	83,442	–	–	–	–	83,442
Commercial	61,485	–	–	128	128	61,613
Land	16,431	41	–	–	41	16,472
Total real estate loans	432,698	2,120	1,065	1,930	5,115	437,813

Real estate construction loans:
One- to four-family	22,526	–	–	–	–	22,526
Commercial	12,527	–	–	–	–	12,527
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	35,053	–	–	–	–	35,053

Other portfolio loans:
Home equity	40,966	643	99	103	845	41,811
Consumer	43,429	616	181	280	1,077	44,506
Commercial	43,574	–	383	119	502	44,076
Total other portfolio loans	127,969	1,259	663	502	2,424	130,393

Total portfolio loans	$595,720	$3,379	$1,728	$2,432	$7,539	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of September 30, 2016 and December 31, 2015, were $10.9 million and $4.2 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of September 30, 2016 and December 31, 2015. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of September 30, 2016 and December 31, 2015:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

September 30, 2016
Real estate loans:
One- to four-family	$265,723	$1,978	$267,701
Multi-family	81,926	–	81,926
Commercial	101,502	2,324	103,826
Land	6,459	5,510	11,969
Total real estate loans	455,610	9,812	465,422

Real estate construction loans:
One- to four-family	30,835	–	30,835
Commercial	16,713	–	16,713
Acquisition and development	–	–	–
Total real estate construction loans	47,548	–	47,548

Other portfolio loans:
Home equity	38,169	284	38,453
Consumer	40,340	280	40,620
Commercial	54,729	502	55,231
Total other portfolio loans	133,238	1,066	134,304

Total portfolio loans	$636,396	$10,878	$647,274

December 31, 2015
Real estate loans:
One- to four-family	$273,354	$2,932	$276,286
Multi-family	83,442	–	83,442
Commercial	61,485	128	61,613
Land	16,428	44	16,472
Total real estate loans	434,709	3,104	437,813

Real estate construction loans:
One- to four-family	22,526	–	22,526
Commercial	12,527	–	12,527
Acquisition and development	–	–	–
Total real estate construction loans	35,053	–	35,053

Other portfolio loans:
Home equity	41,382	429	41,811
Consumer	44,083	423	44,506
Commercial	43,807	269	44,076
Total other portfolio loans	129,272	1,121	130,393

Total portfolio loans	$599,034	$4,225	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of September 30, 2016 and December 31, 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

September 30, 2016
Real estate loans:
Multi-family	$81,879	$–	$47	$–	$81,926
Commercial	101,419	–	2,407	–	103,826
Land	6,459	–	5,510	–	11,969
Total real estate loans	189,757	–	7,964	–	197,721

Real estate construction loans:
Commercial	16,713	–	–	–	16,713
Total real estate construction loans	16,713	–	–	–	16,713

Other portfolio loans:
Commercial	54,191	–	1,040	–	55,231
Total other portfolio loans	54,191	–	1,040	–	55,231

Total portfolio loans	$260,661	$–	$9,004	$–	$269,665

December 31, 2015
Real estate loans:
Multi-family	$83,335	$–	$107	$–	$83,442
Commercial	60,203	1,193	217	–	61,613
Land	10,408	98	5,966	–	16,472
Total real estate loans	153,946	1,291	6,290	–	161,527

Real estate construction loans:
Commercial	12,527	–	–	–	12,527
Total real estate construction loans	12,527	–	–	–	12,527

Other portfolio loans:
Commercial	43,224	–	852	–	44,076
Total other portfolio loans	43,224	–	852	–	44,076

Total portfolio loans	$209,697	$1,291	$7,142	$–	$218,130

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the continued successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended September 30, 2016 and 2015 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2016
Real estate loans:
One- to four-family	$3,215	$(58)	$68	$(103)	$3,122
Multi-family	264	–	–	(2)	262
Commercial	1,552	(74)	–	523	2,001
Land	146	–	11	46	203
Total real estate loans	5,177	(132)	79	464	5,588

Real estate construction loans:
One- to four-family	178	–	–	19	197
Commercial	165	–	–	(36)	129
Acquisition and development	–	–	–	–	–
Total real estate construction loans	343	–	–	(17)	326

Other portfolio loans:
Home equity	879	–	6	(145)	740
Consumer	733	(97)	56	(46)	646
Commercial	750	(12)	–	(78)	660
Total other portfolio loans	2,362	(109)	62	(269)	2,046

Unallocated	148	–	–	42	190

Total	$8,030	$(241)	$141	$220	$8,150

September 30, 2015
Real estate loans:
One- to four-family	$3,296	$(26)	$57	$(124)	$3,203
Multi-family	34	–	–	–	34
Commercial	1,259	–	–	(248)	1,011
Land	145	(30)	83	72	270
Total real estate loans	4,734	(56)	140	(300)	4,518

Real estate construction loans:
One- to four-family	58	–	–	27	85
Commercial	53	–	–	24	77
Acquisition and development	–	–	–	–	–
Total real estate construction loans	111	–	–	51	162

Other portfolio loans:
Home equity	991	(44)	28	(170)	805
Consumer	820	(85)	52	52	839
Commercial	579	–	–	158	737
Total other portfolio loans	2,390	(129)	80	40	2,381

Unallocated	165	–	–	404	569

Total	$7,400	$(185)	$220	$195	$7,630

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the nine months ended September 30, 2016 and 2015 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2016
Real estate loans:
One- to four-family	$3,142	$(185)	$421	$(256)	$3,122
Multi-family	217	–	–	45	262
Commercial	1,337	(74)	–	738	2,001
Land	260	–	32	(89)	203
Total real estate loans	4,956	(259)	453	438	5,588

Real estate construction loans:
One- to four-family	144	–	–	53	197
Commercial	116	–	–	13	129
Acquisition and development	–	–	–	–	–
Total real estate construction loans	260	–	–	66	326

Other portfolio loans:
Home equity	972	(136)	17	(113)	740
Consumer	871	(434)	207	2	646
Commercial	556	(12)	–	116	660
Total other portfolio loans	2,399	(582)	224	5	2,046

Unallocated	130	–	–	60	190

Total	$7,745	$(841)	$677	$569	$8,150

September 30, 2015
Real estate loans:
One- to four-family	$3,206	$(195)	$320	$(128)	$3,203
Multi-family	28	(5)	6	5	34
Commercial	1,023	–	–	(12)	1,011
Land	197	(51)	113	11	270
Total real estate loans	4,454	(251)	439	(124)	4,518

Real estate construction loans:
One- to four-family	16	–	–	69	85
Commercial	19	–	–	58	77
Acquisition and development	–	–	–	–	–
Total real estate construction loans	35	–	–	127	162

Other portfolio loans:
Home equity	992	(155)	50	(82)	805
Consumer	844	(380)	209	166	839
Commercial	663	–	29	45	737
Total other portfolio loans	2,499	(535)	288	129	2,381

Unallocated	119	–	–	450	569

Total	$7,107	$(786)	$727	$582	$7,630

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of September 30, 2016:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$–	$3,122	$3,122
Multi-family	–	262	262
Commercial	201	1,800	2,001
Land	–	203	203
Total real estate loans	201	5,387	5,588

Real estate construction loans:
One- to four-family	–	197	197
Commercial	–	129	129
Acquisition and development	–	–	–
Total real estate construction loans	–	326	326

Other portfolio loans:
Home equity	–	740	740
Consumer	–	646	646
Commercial	61	599	660
Total other portfolio loans	61	1,985	2,046

Unallocated	–	190	190

Total ending allowance for portfolio loan losses balance	$262	$7,888	$8,150

Portfolio loans:
Real estate loans:
One- to four-family	$–	$267,701	$267,701
Multi-family	47	81,879	81,926
Commercial	2,818	101,008	103,826
Land	5,510	6,459	11,969
Total real estate loans	8,375	457,047	465,422

Real estate construction loans:
One- to four-family	–	30,835	30,835
Commercial	–	16,713	16,713
Acquisition and development	–	–	–
Total real estate construction loans	–	47,548	47,548

Other portfolio loans:
Home equity	–	38,453	38,453
Consumer	–	40,620	40,620
Commercial	321	54,910	55,231
Total other portfolio loans	321	133,983	134,304

Total ending portfolio loans balance	$8,696	$638,578	$647,274

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2015:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$–	$3,142	$3,142
Multi-family	–	217	217
Commercial	219	1,118	1,337
Land	–	260	260
Total real estate loans	219	4,737	4,956

Real estate construction loans:
One- to four-family	–	144	144
Commercial	–	116	116
Acquisition and development	–	–	–
Total real estate construction loans	–	260	260

Other portfolio loans:
Home equity	–	972	972
Consumer	–	871	871
Commercial	83	473	556
Total other portfolio loans	83	2,316	2,399

Unallocated	–	130	130

Total ending allowance for portfolio loan losses balance	$302	$7,443	$7,745

Portfolio loans:
Real estate loans:
One- to four-family	$–	$276,286	$276,286
Multi-family	107	83,335	83,442
Commercial	2,576	59,037	61,613
Land	5,965	10,507	16,472
Total real estate loans	8,648	429,165	437,813

Real estate construction loans:
One- to four-family	–	22,526	22,526
Commercial	–	12,527	12,527
Acquisition and development	–	–	–
Total real estate construction loans	–	35,053	35,053

Other portfolio loans:
Home equity	–	41,811	41,811
Consumer	–	44,506	44,506
Commercial	639	43,437	44,076
Total other portfolio loans	639	129,754	130,393

Total ending portfolio loans balance	$9,287	$593,972	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

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

For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for TDRs individually evaluated for impairment of approximately $0.3 million at both September 30, 2016 and December 31, 2015.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$19,800	$18,933
Multi-family	–	–
Commercial	2,511	2,576
Land	6,321	7,075
Total real estate loans	28,632	28,584

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	4,635	4,601
Consumer	1,577	1,472
Commercial	201	320
Total other portfolio loans	6,413	6,393

Total TDRs classified as impaired loans	$35,045	$34,977

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $20.2 million and $30.5 million as of September 30, 2016 and December 31, 2015, respectively. There were no commitments to lend additional amounts on TDRs as of September 30, 2016 and December 31, 2015.

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

The following table presents information on TDRs during the nine months ended September 30, 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

September 30, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	23	$3,513	$3,307
Land	2	99	99
Total real estate loans	25	3,612	3,406

Other portfolio loans:
Home equity	16	1,157	1,157
Consumer	9	235	235
Total other portfolio loans	25	1,392	1,392

Total troubled debt restructurings	50	$5,004	$4,798

September 30, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	12	$1,488	$1,488
Land	5	761	761
Total real estate loans	17	2,249	2,249

Other portfolio loans:
Home equity	10	1,137	1,137
Consumer	10	203	203
Total other portfolio loans	20	1,340	1,340

Total troubled debt restructurings	37	$3,589	$3,589

All of the Company’s portfolio loans that were restructured as TDRs during the nine months ended September 30, 2016 and 2015, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

There were two subsequent defaults on portfolio loans that were restructured as TDRs during the nine months ended September 30, 2016. The subsequent defaults included one commercial real estate loan with a recorded investment of $2.0 million, and one land loan with a recorded investment of $5.5 million. There were no subsequent defaults on portfolio loans that were restructured as TDRs during the nine months ended September 30, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of September 30, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Multi-family	46	46	–
Commercial	625	625	–
Land	5,510	5,510	–
Total real estate loans	6,181	6,181	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	457	457	–
Total other portfolio loans	457	457	–

Total with no related allowance recorded	$6,638	$6,638	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$21,260	$21,673	$1,423
Multi-family	–	–	–
Commercial	2,193	2,193	201
Land	812	862	111
Total real estate loans	24,265	24,728	1,735

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,889	5,046	491
Consumer	1,774	1,774	198
Commercial	246	246	61
Total other portfolio loans	6,909	7,066	750

Total with an allowance recorded	$31,174	$31,794	$2,485

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Multi-family	107	107	–
Commercial	514	514	–
Land	5,965	5,965	–
Total real estate loans	6,586	6,586	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	427	427	–
Total other portfolio loans	427	427	–

Total with no related allowance recorded	$7,013	$7,013	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$21,587	$22,558	$1,246
Multi-family	–	–	–
Commercial	2,062	2,062	219
Land	1,110	1,190	140
Total real estate loans	24,759	25,810	1,605

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,785	4,976	480
Consumer	1,891	1,981	210
Commercial	212	212	83
Total other portfolio loans	6,888	7,169	773

Total with an allowance recorded	$31,647	$32,979	$2,378

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended September 30, 2016 and 2015:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2016
Real estate loans:
One- to four-family	$21,084	$230	$–
Multi-family	57	–
Commercial	2,668	38	–
Land	6,327	10	–
Total real estate loans	30,136	278	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,896	57	–
Consumer	1,870	29	–
Commercial	785	3	–
Total other portfolio loans	7,551	89	–

Total	$37,687	$367	$–

September 30, 2015
Real estate loans:
One- to four-family	$21,735	$238	$–
Multi-family	140	1	–
Commercial	2,899	28	–
Land	7,108	68	–
Total real estate loans	31,882	335	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,024	52	–
Consumer	1,713	27	–
Commercial	852	5	–
Total other portfolio loans	6,589	84	–

Total	$38,471	$419	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the nine months ended September 30, 2016 and 2015:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2016
Real estate loans:
One- to four-family	$21,424	$698	$–
Multi-family	77	2
Commercial	2,698	83	–
Land	6,699	76	–
Total real estate loans	30,898	859	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,837	172	–
Consumer	1,833	81	–
Commercial	671	12	–
Total other portfolio loans	7,341	265	–

Total	$38,239	$1,124	$–

September 30, 2015
Real estate loans:
One- to four-family	$21,440	$699	$–
Multi-family	156	4	–
Commercial	3,508	97	–
Land	7,045	203	–
Total real estate loans	32,149	1,003	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,037	145	–
Consumer	1,670	76	–
Commercial	929	17	–
Total other portfolio loans	6,636	238	–

Total	$38,785	$1,241	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $2.3 million and $3.4 million of one- to four-family residential and home equity loans in process of foreclosure as of September 30, 2016 and December 31, 2015, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.9 million as of both September 30, 2016 and December 31, 2015. The activity on these loans during the nine months ended September 30, 2016 and the year ended December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)

Beginning balance	$1,919	$169
New portfolio loans and advances on existing loans	−	1,776
Effect of changes in related parties	−	−
Repayments	(50)	(26)
Ending balance	$1,869	$1,919

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

During the three and nine months ended September 30, 2016, the Company internally originated approximately $25.0 million and $61.0 million of mortgage loans held-for-sale, respectively. During the three and nine months ended September 30, 2015, the Company internally originated approximately $2.5 million and $6.0 million of mortgage loans held-for-sale, respectively. The gain recorded on sale of mortgage loans held-for-sale, during the three and nine months ended September 30, 2016, was $0.3 million and $0.8 million, respectively. The gain recorded on sale of mortgage loans held-for-sale, during the three and nine months ended September 30, 2015, was $0.2 million and $0.5 million, respectively.

During the three months ended September 30, 2016, the Company did not internally originate a material amount of SBA/USDA loans held-for-sale, while the Company internally originated approximately $4.7 million of SBA/USDA loans held-for-sale during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company internally originated approximately $0.8 million and $3.2 million, respectively, of SBA/USDA loans held-for-sale. The Company did not record a material gain on sales of SBA/USDA loans held-for-sale during the three months ended September 30, 2016, while the gain recorded on sales of SBA/USDA loans held-for-sale was $0.8 million during the nine months ended September 30, 2016. The gain recorded on sales of SBA/USDA loans held-for-sale was $0.1 million and $0.7 million during the three and nine months ended September 30, 2015, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 8. OTHER LOANS (continued)

During the three and nine months ended September 30, 2016, the Company originated approximately $530.2 million and $1,210.8 million, respectively, of warehouse loans held-for-investment through third parties. During the three and nine months ended September 30, 2015, the Company originated approximately $311.7 million and $872.7 million, respectively, of warehouse loans held-for-investment through third parties. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.8 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. These loan sales also earned interest on outstanding balances of $0.6 million and $1.5 million for the three and nine months ended September 30, 2015, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was 12 days and 13 days for the three and nine months ended September 30, 2016, respectively, and 16 and 18 days for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no outstanding balance on repurchase agreements as of September 30, 2016, and repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015, is summarized as follows:

	September 30, 2016			December 31, 2015
	(Dollars in Thousands)

Average daily balance outstanding during the period		$109		$31,370
Maximum month-end balance during the period	$	−		$66,300
Weighted average coupon interest rate during the period		0.80%		4.89%
Weighted average coupon interest rate at end of period		−	%	0.80%
Weighted average maturity (months)		−		−

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

September 30, 2016

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

The Company had no investment securities posted as collateral under this new repurchase agreement as of September 30, 2016, while $10.1 million in investment securities were posted as collateral under this new repurchase agreement as of December 31, 2015.

NOTE 10. FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2016 and December 31, 2015, advances from the FHLB were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)

Maturity on February 10, 2016, fixed rate at 0.35%	$–	$20,000
Maturity on June 20, 2016, fixed rate at 0.50%	–	55,000
Maturity on June 22, 2016, fixed rate at 0.54%	–	47,500
Maturity on October 19, 2016, fixed rate at 0.37%	44,000	–
Maturity on June 20, 2017, fixed rate at 0.73%	1,250	2,500
Maturity on June 20, 2017, fixed rate at 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	2,750	3,500
Maturity on June 28, 2019, fixed rate at 1.00%	40,000	–
Maturity on December 23, 2019, adjustable rate at 2.43% (1)	–	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)	–	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)	–	15,000
Maturity on February 10, 2021, fixed rate at 1.10%	18,000	–
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	–
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	–
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	–
Daily rate credit, no maturity date, adjustable rate at 0.56% as of September 30, 2016 and 0.49% as of December 31, 2015	53,500	10,000
Prepayment penalties (2)	–	(1,382)
Total	$229,925	$207,543

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million in aggregate of deferred prepayment penalties were factored into the new interest rate of such three advances.
(2)	The prepayment penalties as of December 31, 2015, were amortized through June 2016.

The FHLB advances had a weighted-average maturity of 24 months and a weighted-average rate of 1.14% at September 30, 2016. The Company had $366.3 million in portfolio loans posted as collateral for these advances as of September 30, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $45.9 million at September 30, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of September 30, 2016, fair value exceeded the book value of the individual advances by $2.6 million, which was collateralized by portfolio loans (included in the $366.3 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $44.7 million as of September 30, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 11. INCOME TAXES

Income tax expense for the nine months ending September 30, 2016 and 2015 was as follows:

	Nine months ending September 30,
	2016	2015
	(Dollars in Thousands)
Income (loss) before income tax expense	$7,020	$(2,847)
Effective tax rate	37.1%	38.4%
Income tax expense (benefit)	2,604	(1,093)
Write-off NOL for 382 limitation	130	-
Change in valuation allowance – federal	(117)	(7,883)
Change in valuation allowance – state	(13)	(900)
Income tax expense (benefit)	$2,604	$(9,876)

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

The Company did not have a valuation allowance against its deferred tax assets as of September 30, 2016. The Company’s valuation allowance against its deferred tax assets was $0.1 million as of December 31, 2015.

During the nine months ended September 30, 2016, the Company used $4.2 million of federal net operating loss carryover and $2.6 million of state net operating loss carryover. During the nine months ended September 30, 2015, the Company did not use any federal net operating loss carryover or state net operating loss carryover.

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

The Company has a federal net operating loss carryover of $5.5 million which begins to expire in 2019. There is no valuation allowance on this carryover. The Company has a state net operating loss carryover of $5.5 million which begins to expire in 2018. There is no valuation allowance on this carryover.

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

September 30, 2016

(unaudited)

NOTE 12. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2016 and 2015:

	Three months ending September 30,		Nine months ending September 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Share Information)

Basic:
Net income	$1,556	$1,008	$4,416	$7,029
Weighted average common shares outstanding	15,508,969	15,508,969	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(71,857)	(76,647)	(71,857)	(76,647)
Less: average director’s deferred compensation shares	(17,054)	(33,704)	(19,622)	(34,000)
Less: average unvested restricted stock awards	–	–	–	(182)
Weighted average common shares outstanding, as adjusted	15,420,058	15,398,618	15,417,490	15,398,141
Basic earnings per common share	$0.10	$0.07	$0.29	$0.46

Diluted:
Net income	$1,556	$1,008	$4,416	$7,029
Weighted average common shares outstanding, as adjusted (from above)	15,420,058	15,398,618	15,417,490	15,398,141
Add: dilutive effects of assumed exercise of stock options	–	–	–	–
Add: dilutive effects of full vesting of stock awards	–	–	–	–
Weighted average dilutive shares outstanding	15,420,058	15,398,618	15,417,490	15,398,141
Diluted earnings per common share	$0.10	$0.07	$0.29	$0.46

During the three and nine months ended September 30, 2016 and 2015, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 13. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of September 30, 2016 and December 31, 2015, were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2016
Total capital (to risk weighted assets)	$90,455	13.42%	$67,384	10.00%
Common equity tier 1 capital (to risk weighted assets)	82,305	12.21%	43,800	6.50%
Tier 1 capital (to risk weighted assets)	82,305	12.21%	53,907	8.00%
Tier 1 capital (to adjusted total assets)	82,305	9.09%	45,272	5.00%

December 31, 2015
Total capital (to risk weighted assets)	$84,240	13.91%	$60,555	10.00%
Common equity tier 1 capital (to risk weighted assets)	76,655	12.66%	39,361	6.50%
Tier 1 capital (to risk weighted assets)	76,655	12.66%	48,444	8.00%
Tier 1 capital (to adjusted total assets)	76,655	9.49%	40,391	5.00%

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of September 30, 2016, was well-capitalized.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements concerning the Company and its wholly owned subsidiary, Atlantic Coast Bank (the Bank), that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the continued suspension of dividends or share repurchases; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•	our ability to respond to changes in the legislative or regulatory environment and governmental initiatives affecting the banking and financial services industry and to comply with and remain abreast of recently enacted, modified or proposed federal, state and local laws, regulations and rules;

•	local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including, but not limited to, the allowance for portfolio loan losses;

•	changes in the financial performance or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other credit agreements, and the impact of such changes on our levels of nonperforming assets;

•	changes in sources and uses of funds, including loans, deposits and borrowings, and our ability to retain and grow core deposits and maintain unsecured federal funds lines and secured lines of credit with correspondent banks;

•	changes in interest rates, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	the concentration of our loan portfolio in real estate based loans and the geographic concentration of those loans secured by one- to four-family residential real estate;

•	the potential threat of cyber-attacks on our network and the information stored on our servers, and our ability to implement information technology software and security measures to effectively neutralize cyber-security threats; and

•	our ability to successfully implement changes in accounting policies, rules and practices.

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

Recent Events

Garden City, Georgia Branch Transaction

On November 20, 2015, the Bank announced it agreed to sell its branch in Garden City, Georgia (the Garden City branch) to Queensborough National Bank & Trust Company (Queensborough), headquartered in Louisville, Georgia. In the transaction, which closed on April 8, 2016, Queensborough acquired certain assets and assumed certain liabilities of the Bank. The Garden City branch sale, which did not have a material impact on the Company's assets, loan portfolio or earnings, resulted in $13.7 million of deposits, or approximately 2.5% of the Bank’s total deposits as of March 31, 2016, transferring to Queensborough. The Company recorded a $0.1 million gain on the transaction.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first nine months of 2016. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 10-K.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

General

Total assets increased $79.7 million, or 9.3%, to $936.9 million at September 30, 2016, as compared to $857.2 million at December 31, 2015. The increase in assets was funded primarily by increases in deposits of $61.7 million, Federal Home Loan Bank (FHLB) advances of $22.4 million, and stockholders’ equity of $5.4 million, as discussed below, partially offset by the reduction of $10.0 million in securities sold under agreements to repurchase (repurchase agreements). Net portfolio loans increased $43.1 million, other loans increased $77.0 million, and cash and cash equivalents increased $26.3 million, while investment securities decreased $71.1 million. Total deposits increased $61.7 million, or 11.1%, to $617.5 million at September 30, 2016, from $555.8 million at December 31, 2015. Noninterest-bearing demand accounts increased $9.4 million, interest-bearing demand accounts increased by $5.7 million, savings and money market accounts increased $39.0 million, and time deposits increased by $7.6 million during the nine months ended September 30, 2016. Total borrowings increased by $12.4 million to $229.9 million at September 30, 2016, from $217.5 million at December 31, 2015, due to the aforementioned increase in FHLB advances in the first nine months of 2016, partially offset by the aforementioned reduction in repurchase agreements during the same period. Stockholders’ equity increased by $5.4 million to $86.1 million at September 30, 2016, from $80.7 million at December 31, 2015, primarily due to net income of $4.4 million and other comprehensive income of $0.9 million for the nine months ended September 30, 2016.

Following are the summarized comparative balance sheets as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,	Increase / (Decrease)
	2016	2015	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$49,907	$23,581	$26,326	111.6%
Investment securities	49,003	120,110	(71,107)	(59.2)%
Portfolio loans	654,791	611,252	43,539	7.1%
Allowance for portfolio loan losses	8,150	7,745	405	5.2%
Portfolio loans, net	646,641	603,507	43,134	7.1%
Other loans (held-for-sale and warehouse loans held-for-investment)	127,673	50,665	77,008	152.0%
Other assets	63,669	59,335	4,334	7.3%
Total assets	$936,893	$857,198	$79,695	9.3%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$56,607	$47,208	$9,399	19.9%
Interest-bearing demand	110,868	105,159	5,709	5.4%
Savings and money market	210,675	171,664	39,011	22.7%
Time	239,346	231,790	7,556	3.3%
Total deposits	617,496	555,821	61,675	11.1%
Securities sold under agreements to repurchase	-	9,991	(9,991)	(100.0)%
Federal Home Loan Bank advances	229,925	207,543	22,382	10.8%
Accrued expenses and other liabilities	3,346	3,105	241	7.8%
Total liabilities	850,767	776,460	74,307	9.6%
Total stockholders’ equity	86,126	80,738	5,388	6.7%
Total liabilities and stockholders’ equity	$936,893	$857,198	$79,695	9.3%

Cash and Cash Equivalents

Cash and cash equivalents increased $26.3 million to $49.9 million at September 30, 2016, from $23.6 million at December 31, 2015. The Bank has increased its liquidity and contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $71.1 million to $49.0 million at September 30, 2016, from $120.1 million at December 31, 2015, primarily due to the sale of investment securities during 2016, as the market provided an opportunity to sell certain investment securities, which had low fixed-rate yields, at a net gain. These strategic sales of investment securities have helped the Company neutralize its interest rate sensitivity in a rising-rate environment. The impact of these transactions were partially offset by the purchase of $10.0 million of investment securities during the first nine months of 2016, while the remaining proceeds were used to fund loan growth.

As of September 30, 2016 and December 31, 2015, all of the $49.0 million and $120.1 million, respectively, of investment securities were classified as available-for-sale.

As of September 30, 2016, no investment securities were pledged as collateral for the repurchase agreements or FHLB advances. Additionally, $33.6 million, or 68.5%, of the debt securities held by the Company as of September 30, 2016, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of September 30, 2016 and December 31, 2015, excluding loans held-for-sale and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment):

	September 30, 2016	% of Total Portfolio Loans	December 31, 2015	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$267,701	41.4%	$276,286	45.8%
Multi-family	81,926	12.7%	83,442	13.9%
Commercial	103,826	16.0%	61,613	10.2%
Land	11,969	1.8%	16,472	2.7%
Total real estate loans	465,422	71.9%	437,813	72.6%
Real estate construction loans:
One- to four-family	30,835	4.8%	22,526	3.7%
Commercial	16,713	2.6%	12,527	2.1%
Acquisition and development	-	− %	-	− %
Total real estate construction loans	47,548	7.4%	35,053	5.8%
Other portfolio loans:
Home equity	38,453	5.9%	41,811	6.9%
Consumer	40,620	6.3%	44,506	7.4%
Commercial	55,231	8.5%	44,076	7.3%
Total other portfolio loans	134,304	20.7%	130,393	21.6%

Total portfolio loans	647,274	100.0%	603,259	100.0%
Allowance for portfolio loan losses	(8,150)		(7,745)
Net deferred portfolio loan costs	5,616		5,465
Premiums and discounts on purchased loans, net	1,901		2,528
Portfolio loans, net	$646,641		$603,507

Total portfolio loans (excluding the allowance, deferred costs, and premiums and discounts) increased $44.0 million, or 7.3%, to $647.3 million at September 30, 2016, as compared to $603.3 million at December 31, 2015, primarily due to originations of $29.5 million of one- to four-family residential mortgages and $40.3 million of commercial real estate loans, as well as the purchase of $7.1 million of commercial real estate loans, partially offset by the sale of $31.3 million of one- to four-family residential mortgages and principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the nine months ended September 30, 2016. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.8 million and transfers to OREO of nonperforming loans of $0.1 million during the first nine months of 2016.

Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), SBA and USDA portfolio loans and other portfolio loans to small businesses are included in the commercial category of other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the Company’s portfolio in commercial other loans, at September 30, 2016 and December 31, 2015, was $6.8 million and $7.7 million, respectively. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of September 30, 2016, first mortgages (including residential construction loans) and home equity loans totaled $337.0 million, or 52.1% of total portfolio loans. Approximately $23.4 million, or 60.8%, of loans recorded as home equity loans and $322.0 million, or 95.5%, of loans collateralized by one- to four-family residential properties were in a first lien position as of September 30, 2016.

The composition of first mortgages and home equity loans by state as of September 30, 2016 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$191,089	$49,976	$26,636	$267,701
Home equity and lines of credit	20,050	17,523	880	38,453
One- to four-family construction loans	29,828	1,007	-	30,835
	$240,967	$68,506	$27,516	$336,989

Allowance for Portfolio Loan Losses

The allowance was $8.2 million, or 1.24% of total portfolio loans, at September 30, 2016, compared to $7.7 million, or 1.27% of total portfolio loans, at December 31, 2015.

The activity in the allowance for the nine months ended September 30, 2016 and 2015 was as follows:

	2016	2015
	(Dollars in Thousands)

Balance at beginning of year	$7,745	$7,107

Charge-offs:
Real estate loans:
One- to four-family	(185)	(195)
Multi-family	-	(5)
Commercial	(74)	-
Land	-	(51)
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(136)	(155)
Consumer	(434)	(380)
Commercial	(12)	-
Total charge-offs	(841)	(786)

Recoveries:
Real estate loans:
One- to four-family	421	320
Multi-family	-	6
Commercial	-	-
Land	32	113
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	17	50
Consumer	207	209
Commercial	-	29
Total recoveries	677	727

Net charge-offs	(164)	(59)
Provision for portfolio loan losses	569	582
Balance at end of period	$8,150	$7,630

Net charge-offs to average outstanding portfolio loans	0.04%	0.02%

Net charge-offs during the nine months ended September 30, 2016 increased compared to the same period in 2015, primarily due to a $74,000 increase in net charge-offs in commercial real estate loans, a $57,000 increase in net charge-offs in consumer auto loans, a $54,000 increase in net charge-offs in manufactured home loans, and a $54,000 increase in net charge-offs in commercial business loans, partially offset by a $108,000 decrease in net charge-offs in one- to four-family residential and home equity loans and a $57,000 decrease in net charge-offs in unsecured consumer loans.

Below is a comparative composition of nonperforming assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$1,978	$2,932
Multi-family	-	-
Commercial	2,324	128
Land	5,510	44
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	284	429
Consumer	280	423
Commercial	502	269
Total nonperforming loans	10,878	4,225
Other real estate owned	2,785	3,232
Total nonperforming assets	$13,663	$7,457

Nonperforming loans to total portfolio loans	1.66%	0.69%
Nonperforming assets to total assets	1.46%	0.87%

Nonperforming loans were $10.9 million, or 1.66% of total portfolio loans, at September 30, 2016, as compared to $4.2 million, or 0.69% of total portfolio loans, at December 31, 2015. The increase in nonperforming loans was primarily due to two performing loans, totaling $7.5 million, becoming nonperforming, partially offset by the transfer of $0.1 million in nonperforming loans to OREO and principal reductions and loan pay-offs of existing nonperforming loans. The two loans which became nonperforming were originated prior to the 2008 credit crisis, were excluded from the bulk sale in 2013, and were already classified as TDRs; however, both loans are carried below their respective collateral fair values and we do not anticipate any additional losses in resolving them.

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

As of September 30, 2016, total nonperforming one- to four-family residential and home equity loans of $2.3 million was derived from $2.9 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date the applicable loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of September 30, 2016 and December 31, 2015, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $2.8 million and $3.2 million at September 30, 2016 and December 31, 2015, respectively, as the Company had sales of OREO of $0.6 million during the nine months ended September 30, 2016, which was partially offset by transfers from nonperforming loans into OREO of $0.1 million during the same period. The Company did not have any writedowns of OREO during the nine months ended September 30, 2016. The OREO balances at both September 30, 2016 and December 31, 2015, included a commercial real estate property, representing the majority of each balance. As of both September 30, 2016 and December 31, 2015, the balance of such commercial real estate property was $2.5 million. The Company recorded losses on foreclosed assets of $254,000 and $118,000 for the nine months ended September 30, 2016 and 2015, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$365	$-	$437	$-
Nonperforming (1)	10,878	261	4,225	83
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	377	1	8,453	218
Performing troubled debt restructurings – residential	26,192	2,223	25,545	2,076
Total impaired loans	$37,812	$2,485	$38,660	$2,378

____________

(1)	Balances include nonperforming TDRs of $8.7 million as of September 30, 2016 and nonperforming TDRs of $1.0 million as of December 31, 2015. There were $0.2 million of specific reserves for these nonperforming TDRs as of September 30, 2016, while there were no specific reserves for these nonperforming TDRs as of December 31, 2015.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $35.0 million as of September 30, 2016, as compared to $35.0 million at December 31, 2015. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At September 30, 2016, approximately $20.2 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Other loans:
Held-for-sale	$8,057	$6,591
Warehouse loans held-for-investment	119,616	44,074
Total other loans	$127,673	$50,665

Other loans increased $77.0 million, or 152.0%, to $127.7 million at September 30, 2016, as compared to $50.7 million at December 31, 2015, due to an increase in both originations of mortgage loans held-for-sale and warehouse loans held-for-investment. The increase in mortgage loans held-for-sale was primarily due to our overall balance sheet strategy, which currently emphasizes originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio. The increase in warehouse loans held-for-investment was primarily due to expanded relationships with current counterparties, as well as relationships with new counterparties.

The Company internally originated $61.0 million and sold $53.5 million of mortgage loans held-for-sale during the nine months ended September 30, 2016. The Company internally originated $6.0 million and sold $7.2 million of mortgage loans held-for-sale during the nine months ended September 30, 2015. The gain recorded on sales of mortgage loans held-for-sale during the first nine months of 2016 and 2015 was $0.8 million and $0.5 million, respectively. During the nine months ended September 30, 2016, the Company internally originated $4.7 million and sold $7.1 million of SBA/USDA loans held-for-sale compared to originations of $3.2 million and sales of $6.3 million during the nine months ended September 30, 2015. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during the first nine months of 2016 and 2015 was $0.8 million and $0.6 million, respectively. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $1,210.8 million and $1,135.3 million, respectively, for the nine months ended September 30, 2016, as compared to originations and sales of $872.7 million and $856.2 million, respectively, for the nine months ended September 30, 2015. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for the nine months ended September 30, 2016 and 2015, of $1.8 million and $1.5 million, respectively. For the nine months ended September 30, 2016, the weighted average number of days outstanding of warehouse loans held-for-investment was 13 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

Despite the Company being in a three-year cumulative loss position as of June 30, 2015, based on the assessment during the second quarter of 2015 of this fact and all the other positive and negative evidence bearing on the likelihood of realization of the Company’s deferred tax assets, management concluded it is more likely than not that $8.5 million of the deferred tax assets, primarily comprised of future tax benefits associated with the allowance for portfolio loan losses, net operating loss carryover and net unrealized loss on securities available-for-sale, will be realized based upon future taxable income. Therefore, $8.5 million of the valuation allowance was reversed during the second quarter of 2015. There was no valuation allowance as of September 30, 2016, while there was a valuation allowance of $0.1 million as of December 31, 2015. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding net operating loss carryovers of $0.6 million, which were generated after the first quarter of 2013. The Company expects that the net operating loss carryovers generated after the first quarter of 2013 will be fully used in 2016.

Deposits

Total deposits were $617.5 million at September 30, 2016, an increase of $61.7 million from $555.8 million at December 31, 2015. The increase was comprised of an increase of $54.1 million in non-maturing deposits and an increase of $7.6 million in time deposits. Additionally, the Company sold $13.7 million of deposits to Queensborough during the second quarter of 2016, as discussed in Recent Events above in this MD&A.

Non-maturing deposits increased to $378.1 million at September 30, 2016, due to a $9.4 million increase in noninterest-bearing demand deposits, a $5.7 million increase in interest-bearing demand deposits and a $39.0 million increase in savings and money market deposits. The increase in non-maturing deposits was due to our continued development of commercial relationships. Time deposits increased to $239.3 million as of September 30, 2016, due to an increase of $16.3 million in deposits related to a retail certificates of deposit promotion and an increase of $7.0 million in brokered deposits, partially offset by a decrease of $13.1 million in our standard certificates of deposit and a decrease of $2.6 million in non-brokered Internet certificates of deposit.

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

Securities Sold Under Agreements to Repurchase

The Company had no outstanding balance on repurchase agreements as of September 30, 2016, and repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015, is summarized as follows:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)

Average daily balance outstanding during the period	$109	$31,370
Maximum month-end balance during the period	$-	$66,300
Weighted average coupon interest rate during the period	0.80%	4.89%
Weighted average coupon interest rate at end of period	-%	0.80%
Weighted average maturity (months)	-	-

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

The Company had no in investment securities posted as collateral under this new repurchase agreement as of September 30, 2016, while $10.1 million in investment securities were posted as collateral under this new repurchase agreement as of December 31, 2015.

Federal Home Loan Bank Advances

As of September 30, 2016 and December 31, 2015, advances from the FHLB were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)

Maturity on February 10, 2016, fixed rate at 0.35%	$-	$20,000
Maturity on June 20, 2016, fixed rate at 0.50%	-	55,000
Maturity on June 22, 2016, fixed rate at 0.54%	-	47,500
Maturity on October 19, 2016, fixed rate at 0.37%	44,000	-
Maturity on June 20, 2017, fixed rate at 0.73%	1,250	2,500
Maturity on June 20, 2017, fixed rate at 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	2,750	3,500
Maturity on June 28, 2019, fixed rate at 1.00%	40,000	-
Maturity on December 23, 2019, adjustable rate at 2.43% (1)	-	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)	-	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)	-	15,000
Maturity on February 10, 2021, fixed rate at 1.10%	18,000	-
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Daily rate credit, no maturity date, adjustable rate at 0.56% as of September 30, 2016 and 0.49% as of December 31, 2015	53,500	10,000
Prepayment penalties (2)	-	(1,382)
Total	$229,925	$207,543

____________

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million in aggregate of deferred prepayment penalties were factored into the new interest rate of such three advances.
(2)	The prepayment penalties as of December 31, 2015, were amortized through June 2016.

The FHLB advances had a weighted-average maturity of 24 months and a weighted-average rate of 1.14% at September 30, 2016. The Company had $366.3 million in portfolio loans posted as collateral for these advances as of September 30, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $45.9 million at September 30, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of September 30, 2016, fair value exceeded the book value of the individual advances by $2.6 million, which was collateralized by portfolio loans (included in the $366.3 million discussed above). The Bank intends to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $44.7 million as of September 30, 2016.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $5.4 million to $86.1 million at September 30, 2016, from $80.7 million at December 31, 2015, primarily due to net income of $4.4 million and other comprehensive income of $0.9 million for the nine months ended September 30, 2016. The other comprehensive income during the first nine months of 2016, which reduced the Company’s accumulated other comprehensive loss as of September 30, 2016, was primarily due to the sale of investment securities during 2016, as well as a positive change in the fair value of investment securities as interest rates decreased during the first nine months of 2016.

The Company’s equity to assets ratio decreased to 9.2% at September 30, 2016, from 9.4% at December 31, 2015. As of September 30, 2016, the Bank’s total risk based capital to risk-weighted assets ratio was 13.42%, Common Equity Tier 1 capital to risk-weighted assets ratio was 12.21%, Tier 1 capital to risk-weighted assets ratio was 12.21% and Tier 1 capital to adjusted assets ratio was 9.09%. These ratios as of December 31, 2015, were 13.91%, 12.66%, 12.66% and 9.49%, respectively. The decrease in capital ratios as of September 30, 2016, compared with those as of December 31, 2015, was primarily due to growth in the Bank's balance sheet, especially with respect to portfolio loans, which resulted in an increase in risk-weighted assets and adjusted total assets, partially offset by an increase in capital. The Bank expects to continue to shift its asset base to higher interest-earning loans with higher risk weighting. The Bank’s capital classification under Prompt Corrective Action defined levels as of September 30, 2016, was well-capitalized.

The Company continues to monitor strategies to preserve capital including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

General

Net income for the three months ended September 30, 2016, was $1.5 million, as compared to net income of $1.0 million for the three months ended September 30, 2015. The Company’s return on assets ratio and return on equity ratio (both annualized) were 0.68% and 7.19%, respectively, for the three months ended September 30, 2016, compared with 0.51% and 5.04%, respectively, for the three months ended September 30, 2015. Net income for the three months ended September 30, 2016, increased $0.5 million as compared to net income in the same period in 2015, primarily due to an increase in net interest income of $1.0 million and an increase in noninterest income of $0.4 million, partially offset by an increase in noninterest expense of $0.5 million and an increase in income tax expense of $0.4 million. Net interest income increased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to the impact of increased portfolio loans and other loans outstanding and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income increased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to higher gains on the sale of investment securities and the income from a forfeited escrow account related to an OREO sale in 2015 (included in Other noninterest income), partially offset by decreased gains on the sale of loans held-for-sale. Noninterest expense increased during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to increased incentive compensation costs associated with the Company's continuing growth strategies and increased technology costs.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2016 and 2015. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$750,222	$7,961	4.24%	$562,121	$6,911	4.92%
Investment securities (2)	70,175	372	2.12%	126,361	668	2.11%
Other interest-earning assets (3)	40,383	149	1.47%	31,193	117	1.49%
Total interest-earning assets	860,780	8,482	3.94%	719,675	7,696	4.28%
Noninterest-earning assets	48,523			73,216
Total assets	$909,303			$792,891

Interest-bearing liabilities:
Interest-bearing demand accounts	$102,012	$113	0.45%	$63,709	$26	0.17%
Savings deposits	59,028	17	0.11%	61,736	23	0.15%
Money market accounts	142,374	243	0.68%	113,800	157	0.55%
Time deposits	239,524	589	0.98%	213,329	432	0.81%
Securities sold under agreements to repurchase	-	-	-%	109	1	1.84%
Federal Home Loan Bank advances	217,941	658	1.21%	207,340	1,233	2.38%
Other borrowings	-	-	-%	-	-	-%
Total interest-bearing liabilities	760,879	1,620	0.85%	660,023	1,872	1.12%
Noninterest-bearing liabilities	61,875			52,840
Total liabilities	822,754			712,863
Total stockholders’ equity	86,549			80,028
Total liabilities and stockholders’ equity	$909,303			$792,891

Net interest income		$6,862			$5,824
Net interest spread			3.09%			3.16%
Net interest-earning assets	$99,901			$59,652
Net interest margin (4)			3.19%			3.24%
Average interest-earning assets to average interest-bearing liabilities		113.13%			109.04%

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$2,088	$(1,038)	$1,050
Investment securities	(298)	2	(296)
Other interest-earning assets	34	(2)	32
Total interest-earning assets	1,824	(1,038)	786

Interest-bearing liabilities:
Interest-bearing demand accounts	23	64	87
Savings deposits	(1)	(5)	(6)
Money market accounts	44	42	86
Time deposits	57	100	157
Securities sold under agreements to repurchase	(1)	-	(1)
Federal Home Loan Bank advances	60	(635)	(575)
Other borrowings	-	-	-
Total interest-bearing liabilities	182	(434)	(252)

Net interest income	$1,642	$(604)	$1,038

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and lower average rates paid on borrowed funds have driven the increase in net interest income, partially offset by lower average loan rates and an increase in borrowed funds and interest-bearing deposits.

Interest Income

Total interest income increased $0.8 million to $8.5 million for the three months ended September 30, 2016, as compared to $7.7 million for the three months ended September 30, 2015, due to the impact of higher balances in portfolio loans and other loans outstanding, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $8.0 million for the three months ended September 30, 2016 from $6.9 million for the three months ended September 30, 2015. This increase was due to an increase in the average balance of loans, which increased $188.1 million to $750.2 million for the three months ended September 30, 2016 from $562.1 million for the three months ended September 30, 2015, partially offset by a decrease in average yield on loans of 68 basis points to 4.24% for the three months ended September 30, 2016.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the three months ended September 30, 2016, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the three months ended September 30, 2016, partially offset by a decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and increased volume related to our expanded relationships with current counterparties, as well as relationships with new counterparties.

Interest income earned on investment securities decreased $0.3 million to $0.4 million for the three months ended September 30, 2016 from $0.7 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease of $56.2 million in the average balance of investment securities to $70.2 million during the three months ended September 30, 2016.

Interest Expense

Interest expense declined by $0.3 million to $1.6 million for the three months ended September 30, 2016, from $1.9 million for the three months ended September 30, 2015, due to the decrease in interest expense on FHLB advances, partially offset by increased interest expenses on deposits. The increase in interest expense on deposits in the third quarter of 2016 as compared to the third quarter of 2015 was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 13 basis points to 0.64% for the three months ended September 30, 2016, as compared to 0.51% for the three months ended September 30, 2015. The decrease in interest expense on FHLB advances for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was primarily due to lower average rates paid on FHLB advances resulting from the Bank’s aggressive strategies to manage interest rates, which were partially offset by an increase in the average balance of such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.79% for the three months ended September 30, 2016, down from 1.04% for the three months ended September 30, 2015, primarily due to lower interest rates on FHLB advances and increased noninterest-bearing deposits, partially offset by higher average balances in FHLB advances and an increase in the average rates paid on deposits and in the average balance in such deposits.

Net Interest Income

Net interest income increased $1.0 million to $6.8 million for the three months ended September 30, 2016, from $5.8 million for the three months ended September 30, 2015, due to the increase in portfolio loans and other loans outstanding and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and lower interest rates on funds invested in investment securities, as well as an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 7 basis points to 3.09% for the three months ended September 30, 2016, as compared to 3.16% for the three months ended September 30, 2015. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 5 basis points to 3.19% for the three months ended September 30, 2016, as compared to 3.24% for the three months ended September 30, 2015. The slight decrease in the net interest rate spread and net interest margin primarily reflected the negative impact on interest income from declining interest rates on portfolio loans, partially offset by the positive impact on interest income from increasing balances in portfolio loans and other loans and the positive impact on interest expense from declining high fixed-interest rate debt balances.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million during each of the three months ended September 30, 2016 and 2015. The low level of provision expense during each of the three months ended September 30, 2016 and 2015 primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years.

The Company had net charge-offs of $0.1 million for the three months ended September 30, 2016 and did not have any net charge-offs for the three months ended September 30, 2015.

Noninterest Income

The components of noninterest income for the three months ended September 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$592	$717	$(125)	(17.4)%
Gain on sale of loans held-for-sale	235	440	(205)	(46.6)%
Gain on sale of portfolio loans	9	-	9	n/a
Gain on sale of securities available-for-sale	493	-	493	n/a
Bank owned life insurance earnings	117	125	(8)	(6.4)%
Interchange fees	326	398	(72)	(18.1)%
Other	425	130	295	226.9%
	$2,197	$1,810	$387	21.4%

Noninterest income for the three months ended September 30, 2016 increased $0.4 million to $2.2 million, as compared to $1.8 million for the three months ended September 30, 2015. The increase in noninterest income during the third quarter of 2016, as compared with the same period in 2015, was primarily due to higher gains on the sale of investment securities and the income from a forfeited escrow account related to an OREO sale in 2015 (included in Other in the table above), partially offset by decreased gains on the sale of loans held-for-sale.

For the three months ended September 30, 2016, gains on sales of mortgage loans held-for-sale was $626,000, deferred fees on mortgage loans held-for-sale was $343,000, gains on sales of SBA/USDA loans held-for-sale was $8,000 and net losses recognized for the servicing of SBA/USDA loans held-for-sale was $56,000. By comparison, for the three months ended September 30, 2015, gains on sales of mortgage loans held-for-sale was $247,000, deferred fees on mortgage loans held-for-sale was $43,000, gains on sales of SBA/USDA loans held-for-sale was $103,000, and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $13,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the three months ended September 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,562	$3,205	$357	11.1%
Occupancy and equipment	658	555	103	18.6%
Federal Deposit Insurance Corporation insurance premiums	135	154	(19)	(12.3)%
Foreclosed assets, net	-	16	(16)	(100.0)%
Data processing	587	466	121	26.0%
Outside professional services	487	535	(48)	(9.0)%
Collection expense and repossessed asset losses	101	81	20	24.7%
Other	836	903	(67)	(7.4)%
	$6,366	$5,915	$451	7.6%

Noninterest expense increased $0.5 million to $6.4 million for the three months ended September 30, 2016, from $5.9 million for the three months ended September 30, 2015. The increase in noninterest expense during the third quarter of 2016, as compared with the same period in 2015, primarily reflected increased incentive compensation costs associated with the Company's continuing growth strategies and increased technology costs, resulting from an increase in data processing costs associated with loan and deposit growth.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including the Office of the Comptroller of the Currency assessments, Federal Deposit Insurance Corporation insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses, although no assurances can be given.

Income Tax

The Company recorded $0.9 million and $0.5 million in income tax expense for the three months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate was 37.1% for the third quarter of 2016. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding net operating loss carryovers of $0.6 million, which were generated after the first quarter of 2013. The Company expects that the net operating loss carryovers generated after the first quarter of 2013 will be fully used in 2016. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

General

Net income for the nine months ended September 30, 2016, was $4.4 million, as compared to net income of $7.0 million for the nine months ended September 30, 2015. The Company’s return on assets ratio and return on equity ratio (both annualized) were 0.66% and 6.98%, respectively, for the nine months ended September 30, 2016, compared with 1.24% and 12.28%, respectively, for the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016, decreased $2.6 million as compared to net income in the same period in 2015, primarily due to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets in the first half of 2015, partially offset by $5.2 million of penalties associated with the early prepayment of some of the Company's wholesale debt in the first half of 2015. Net income also benefited from an increase in net interest income of $4.1 million and an increase in noninterest income of $2.1 million. Net interest income increased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to the impact of increased portfolio loans and other loans outstanding and decreased interest expense for repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income increased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to higher gains on the sale of investment securities, higher gains on the sale of both loans held-for-sale and portfolio loans, and the gain on the sale of the Garden City branch and the income from a forfeited escrow account related to an OREO sale in 2015 (both of which are included in Other noninterest income), partially offset by a decrease in service charges and fees, and a decrease in interchange fees. Noninterest expense decreased during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, partially offset by increased incentive compensation costs associated with the Company's continuing growth strategies.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the nine months ended September 30, 2016 and 2015. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$716,189	$23,399	4.36%	$534,514	$19,673	4.91%
Investment securities (2)	84,521	1,315	2.07%	131,526	2,028	2.06%
Other interest-earning assets (3)	36,264	470	1.73%	35,741	288	1.07%
Total interest-earning assets	836,974	25,184	4.01%	701,781	21,989	4.17%
Noninterest-earning assets	50,711			54,961
Total assets	$887,685			$756,742

Interest-bearing liabilities:
Interest-bearing demand accounts	$103,177	$340	0.44%	$64,678	$79	0.16%
Savings deposits	59,070	46	0.10%	62,680	69	0.15%
Money market accounts	124,710	585	0.63%	112,663	451	0.53%
Time deposits	230,046	1,635	0.95%	184,909	1,167	0.84%
Securities sold under agreements to repurchase	109	1	1.56%	41,314	1,541	4.97%
Federal Home Loan Bank advances	229,147	3,220	1.87%	163,201	3,453	2.82%
Other borrowings	55	1	1.62%	-	-	-%
Total interest-bearing liabilities	746,314	5,828	1.04%	629,445	6,760	1.43%
Noninterest-bearing liabilities	56,959			50,992
Total liabilities	803,273			680,437
Total stockholders’ equity	84,412			76,305
Total liabilities and stockholders’ equity	$887,685			$756,742

Net interest income		$19,356			$15,229
Net interest spread			2.97%			2.75%
Net interest-earning assets	$90,660			$72,336
Net interest margin (4)			3.08%			2.89%
Average interest-earning assets to average interest-bearing liabilities		112.15%			111.49%

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$6,122	$(2,396)	$3,726
Investment securities	(731)	18	(713)
Other interest-earning assets	4	178	182
Total interest-earning assets	5,395	(2,200)	3,195

Interest-bearing liabilities:
Interest-bearing demand accounts	68	193	261
Savings deposits	(4)	(19)	(23)
Money market accounts	51	83	134
Time deposits	309	159	468
Securities sold under agreements to repurchase	(911)	(629)	(1,540)
Federal Home Loan Bank advances	1,139	(1,372)	(233)
Other borrowings	1	-	1
Total interest-bearing liabilities	653	(1,585)	(932)

Net interest income	$4,742	$(615)	$4,127

____________

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and lower average rates paid on borrowed funds have driven the increase in net interest income, partially offset by lower average loan rates and an increase in borrowed funds and interest-bearing deposits.

Interest Income

Total interest income increased $3.2 million to $25.2 million for the nine months ended September 30, 2016, as compared to $22.0 million for the nine months ended September 30, 2015, due to higher balances in portfolio loans and other loans outstanding, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $23.4 million for the nine months ended September 30, 2016 from $19.7 million for the nine months ended September 30, 2015. This increase was due to an increase in the average balance of loans, which increased $181.7 million to $716.2 million for the nine months ended September 30, 2016 from $534.5 million for the nine months ended September 30, 2015, partially offset by a decrease in average yield on loans of 55 basis points to 4.36% for the nine months ended September 30, 2016.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the nine months ended September 30, 2016, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the nine months ended September 30, 2016, partially offset by a decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during the same period, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and increased volume related to our expanded relationships with current counterparties, as well as relationships with new counterparties.

Interest income earned on investment securities decreased $0.7 million to $1.3 million for the nine months ended September 30, 2016 from $2.0 million for the nine months ended September 30, 2015. This decrease was primarily due to a decrease of $47.0 million in the average balance of investment securities to $84.5 million during the nine months ended September 30, 2016.

Interest Expense

Interest expense declined by $1.0 million to $5.8 million for the nine months ended September 30, 2016, from $6.8 million for the nine months ended September 30, 2015, due to the decrease in interest expense on repurchase agreements and FHLB advances, partially offset by increased interest expenses on deposits. The increase in interest expense on deposits in the first nine months of 2016, as compared to the first nine months of 2015, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 11 basis points to 0.61% for the nine months ended September 30, 2016, as compared to 0.50% for the nine months ended September 30, 2015. The decrease in interest expense on repurchase agreements in the first nine months of 2016, as compared to the first nine months of 2015, was primarily due to the repayment of outstanding repurchase agreement balances in June 2015 and during the nine months ended September 30, 2016. The decrease in interest expense on FHLB advances for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to lower average rates paid on FHLB advances resulting from the Bank’s aggressive strategies to manage interest rates, which were partially offset by an increase in the average balance of such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.97% for the nine months ended September 30, 2016, down from 1.33% for the nine months ended September 30, 2015, primarily due to the lower average balances and interest rates related to repurchase agreements, as well as lower interest rates on FHLB advances and increased noninterest-bearing deposits, partially offset by higher average balances in FHLB advances and an increase in the average rates paid on deposits and the average balance in such deposits. The restructuring and refinancing transaction in the first nine months of 2015 substantially reduced the weighted average interest rate, and related interest expense, on borrowings for the first nine months of 2016 as compared to the first nine months of 2015.

Net Interest Income

Net interest income increased $4.1 million to $19.3 million for the nine months ended September 30, 2016, from $15.2 million for the nine months ended September 30, 2015, due to the increase in portfolio loans and other loans outstanding and decreased interest expense for repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 22 basis points to 2.97% for the nine months ended September 30, 2016, as compared to 2.75% for the nine months ended September 30, 2015. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 19 basis points to 3.08% for the nine months ended September 30, 2016, as compared to 2.89% for the nine months ended September 30, 2015. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.6 million during both the nine months ended September 30, 2016 and 2015. The low level of provision expense during each of the nine months ended September 30, 2016 and 2015 primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years.

The Company had net charge-offs of $0.2 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Noninterest Income

The components of noninterest income for the nine months ended September 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$1,788	$2,013	$(225)	(11.2)%
Gain on sale of loans held-for-sale	1,598	1,289	309	24.0%
Gain on sale of portfolio loans	227	-	227	n/a
Gain (loss) on sale of securities available-for-sale	1,321	(9)	1,330	(1)
Bank owned life insurance earnings	349	362	(13)	(3.6)%
Interchange fees	1,033	1,201	(168)	(14.0)%
Other	991	392	599	152.8%
	$7,307	$5,248	$2,059	39.2%

____________

(1)	Not meaningful.

Noninterest income for the nine months ended September 30, 2016 increased $2.1 million to $7.3 million, as compared to $5.2 million for the nine months ended September 30, 2015. The increase in noninterest income during the first nine months of 2016, as compared with the same period in 2015, was primarily due to higher gains on the sale of investment securities, higher gains on the sale of both loans held-for-sale and portfolio loans, and the gain on the sale of the Garden City branch and the income from a forfeited escrow account related to an OREO sale in 2015 (both of which are included in Other in the table above).

For the nine months ended September 30, 2016, gains on sales of mortgage loans held-for-sale was $1,298,000, deferred fees on mortgage loans held-for-sale was $486,000, gains on sales of SBA/USDA loans held-for-sale was $730,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $56,000. By comparison, for the nine months ended September 30, 2015, gains on sales of mortgage loans held-for-sale was $600,000, deferred fees on mortgage loans held-for-sale was $79,000, gains on sales of SBA/USDA loans held-for-sale was $559,000, and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $89,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the nine months ended September 30, 2016 and 2015 were as follows:

			Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$10,532	$9,254	$1,278	13.8%
Occupancy and equipment	1,863	1,607	256	15.9%
Federal Deposit Insurance Corporation insurance premiums	473	503	(30)	(6.0)%
Foreclosed assets, net	254	118	136	115.3%
Data processing	1,556	1,333	223	16.7%
Outside professional services	1,497	1,621	(124)	(7.6)%
Collection expense and repossessed asset losses	363	305	58	19.0%
Securities sold under agreements to repurchase prepayment penalties	-	5,188	(5,188)	(100.0)%
Other	2,536	2,813	(277)	(9.8)%
	$19,074	$22,742	$(3,668)	(16.1)%

Noninterest expense decreased $3.6 million to $19.1 million for the nine months ended September 30, 2016, from $22.7 million for the nine months ended September 30, 2015. The decrease in noninterest expense during the first nine months of 2016, as compared with the same period in 2015, primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the first half of 2015, partially offset by an increase in incentive compensation costs and occupancy costs, both associated with the Company’s continuing growth strategies and increased technology costs, resulting from an increase in data processing costs associated with loan and deposit growth.

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

Income Tax

The Company recorded $2.6 million in income tax expense for the nine months ended September 30, 2016, and recorded $9.9 million in income tax benefit for the nine months ended September 30, 2015. The Company’s effective tax rate was 37.1% for the first nine months of 2016. The $9.9 million income tax benefit for the first nine months of 2015 substantially reflected the reversal of a deferred tax asset valuation allowance. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year, excluding net operating loss carryovers of $0.6 million, which were generated after the first quarter of 2013. The Company expects that the net operating loss carryovers generated after the first quarter of 2013 will be fully used in 2016. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 13 days during the first nine months of 2016 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source, due to the low interest rate environment on alternative investment options. Consequently, the Bank’s average balance of cash and cash equivalents has remained low, at $35.4 million during the nine months ended September 30, 2016, compared with $28.0 million during the nine months ended September 30, 2015, and consistent with this strategy, management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2016.

As of September 30, 2016 and December 31, 2015, the Company had additional borrowing capacity of $45.9 million and $36.0 million, respectively, with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of September 30, 2016, included the ability to borrow up to approximately $25.4 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of September 30, 2016, the Company had liquidity sources through one $17.0 million, one $10.0 million, and four $5.0 million lines of credit, all with private financial institutions. As of September 30, 2016, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. A $10.0 million line of credit for repurchase and reverse repurchase transactions was utilized late in the fourth quarter of 2015, and was fully repaid early in January 2016. Unpledged investment securities were approximately $44.7 million and $82.4 million as of September 30, 2016 and December 31, 2015, respectively.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of September 30, 2016, the Bank had brokered deposits of $68.5 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of September 30, 2016, the Bank had deposits from this service of $12.9 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long-term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at September 30, 2016, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

For the first nine months of 2016, cash and cash equivalents increased $26.3 million to $49.9 million as of September 30, 2016, as compared to $23.6 million as of December 31, 2015, due to the sale of investment securities, partially offset by the continued deployment of funds, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first nine months of 2016, cash provided by financing activities of $87.5 million exceeded cash used in investing activities of $59.9 million and operating activities of $1.3 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1,135.3 million, proceeds from FHLB advances of $943.0 million, net increases in deposits of $75.1 million, proceeds from the sale of investment securities of $66.5 million, proceeds from sales of loans held-for-sale of $65.3 million and proceeds from the sale of portfolio loans of $31.3 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1,210.8 million, the repayment of FHLB advances of $922.0 million, net increases in portfolio loans of $67.1 million (excluding the purchase of such loans) and originations of loans held-for-sale of $65.7 million.

For the first nine months of 2015, cash and cash equivalents increased $15.3 million to $37.7 million as of September 30, 2015, as compared to $22.4 million as of December 31, 2014, due to borrowings throughout the first nine months of 2015 which resulted in an increase in cash and cash equivalents. The borrowings were in anticipation of further growth in loans, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first nine months of 2015, cash provided by financing activities of $103.5 million and cash provided by operating activities of $6.4 million exceeded cash used in investing activities of $94.6 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $856.2 million, proceeds from FHLB advances of $414.9 million, net increases in deposits of $56.0 million, proceeds from sales of loans held-for-sale of $19.9 million, proceeds from the sale of securities available-for-sale of $14.1 million, proceeds from maturities and payments of investment securities of $13.2 million and proceeds from the redemption of FHLB stock of $13.0 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $872.7 million, the repayment of FHLB advances of $299.0 million, the repayment of repurchase agreements of $76.3 million, the purchase of portfolio loans of $56.0 million, net increases in portfolio loans of $43.7 million (excluding the purchase of such loans) and the purchase of FHLB stock of $17.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended September 30, 2016, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended September 30, 2016, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: November 14, 2016	By:	/s/ John K. Stephens, Jr.

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Tracy L. Keegan

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

