Form 10-K
period 2016-12-31
Atlantic Coast Financial CORP
filed 2017-03-14
CIK 1404296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO☒.

The number of shares outstanding of the registrant’s common stock as of March 1, 2017 was 15,553,709 shares, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the registrant as of June 30, 2016 was $82,401,135.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 22, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I.

ITEM 1. BUSINESS

General

Atlantic Coast Financial Corporation

Atlantic Coast Financial Corporation (the Company), a bank holding company headquartered in Jacksonville, Florida, is a Maryland corporation incorporated in 2007. Through our principal wholly owned subsidiary, Atlantic Coast Bank (the Bank), we serve the Northeast Florida, Central Florida and Southeast Georgia markets.

The Company does not maintain offices separate from those of the Bank or utilize personnel other than certain of the Bank’s officers. Any officer that serves as a director of the Company is not separately compensated for his or her service as a director.

Atlantic Coast Bank

The Bank was established in 1939 as a credit union to serve the employees of the Atlantic Coast Line Railroad. On November 1, 2000, after receiving the necessary regulatory and membership approvals, Atlantic Coast Federal Credit Union converted to a federal mutual savings bank (and subsequently a federally-chartered savings bank) known as Atlantic Coast Bank. The conversion allowed the Bank to diversify its customer base by marketing products and services to individuals and businesses in its market areas and make loans to customers who did not have a deposit relationship with the Bank. On December 27, 2016, the Bank consummated the conversion of its charter from that of a federally-chartered savings bank to that of a Florida state-chartered commercial bank supervised by the Florida Office of Financial Regulation (the OFR) and the Federal Deposit Insurance Corporation (the FDIC).

The Bank has traditionally focused on attracting deposits and investing those funds primarily in loans, including commercial real estate loans, consumer loans, first mortgages on owner-occupied one- to four-family residences, and home equity loans. Additionally, the Bank invests funds in multi-family residential loans, commercial business loans, and commercial and residential construction loans. The Bank also invests funds in investment securities, primarily those issued by U.S. government-sponsored agencies or entities, including Fannie Mae, Freddie Mac and Ginnie Mae.

Revenues are derived principally from interest on loans and other interest-earning assets, such as investment securities, as well as from gains on the sale of loans. To a lesser extent, revenue is generated from service charges and other income sources.

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include noninterest-bearing and interest-bearing demand, savings and money market demand, and time deposit accounts with terms ranging from three months to five years. Deposits are primarily solicited in the Bank’s market areas of Northeast Florida and Southeast Georgia to fund loan demand and other liquidity needs; however, late in 2015, the Bank also started soliciting deposits in Central Florida, which is expected to become a key deposit market for the Bank.

The Bank is headquartered at 4655 Salisbury Road, Suite 110, Jacksonville, Florida, 32256 and its telephone number is (800) 342-2824. Its website is www.AtlanticCoastBank.net. The Bank’s website is not incorporated into this Report.

Recent Events

Conversion to Florida State-chartered Commercial Bank

On December 27, 2016, the Bank consummated the conversion of its charter from that of a federally-chartered savings bank to that of a Florida state-chartered commercial bank supervised by the OFR and the FDIC. The conversion is not expected to affect the Bank’s customers in any way. Bank depositors will continue to have the protection of Federal Deposit Insurance provided by the FDIC.

Market Areas

The Bank’s primary deposit customers reside in Northeast Florida, Central Florida and Southeast Georgia markets with our lending areas primarily covering those same markets. The Bank operates seven branches and has its home and executive offices (which includes a stand-alone ATM) in greater Jacksonville, Florida, and three branches in Southeast Georgia. The Florida branches include Jacksonville Beach, Neptune Beach, the Southside of Jacksonville, Arlington, Julington Creek, the Westside of Jacksonville, and Orange Park. The Georgia branches include Waycross (two locations, one of which has a drive-up facility in addition to the branch) and Douglas. In addition to its branches, the Bank has mortgage lending offices in Tampa and Clearwater, Florida, and in Saint Simons Island and Savannah, Georgia, as well as a combined mortgage lending and commercial banking office in Lake Mary (Orlando), Florida. The office in Lake Mary includes a small business lending group, which primarily funds small business loans in Florida, Georgia, North Carolina and South Carolina.

Although the majority of the Bank’s operations are in its primary market areas of Northeast Florida, Central Florida and Southeast Georgia, the Bank will also originate and purchase portfolio loans collateralized by property outside these areas.

Florida Market Area

The city of Jacksonville, Florida ranks as the 12th largest city in the United States in terms of population, with an estimated 868,000 residents, based on 2015 estimates. When including the three beach cities east of Jacksonville, along with surrounding counties, the Jacksonville metropolitan area has an estimated 1,400,000 residents, based on 2015 estimates. The Jacksonville metropolitan area, with deposits of approximately $59 billion as of June 30, 2016, is the third largest market in Florida by deposits. Jacksonville has an estimated median household income of $53,000, and the unemployment rate was 4.4% at December 31, 2016. There are a number of large companies with corporate or regional headquarters located in the Jacksonville metropolitan area, including four Fortune 1000 companies whose corporate headquarters are located in or near the city.

The city of Orlando, Florida ranks as the 73rd largest city in the United States in terms of population, with an estimated 271,000 residents, based on 2015 estimates. When including the surrounding counties, the Orlando metropolitan area has an estimated 2,400,000 residents, based on 2015 estimates. The Orlando metropolitan area, with deposits of approximately $45 billion as of June 30, 2016, is the fourth largest market in Florida by deposits. Orlando has an estimated median household income of $51,000, and the unemployment rate was 4.2% at December 31, 2016. There are a number of large companies with corporate or regional headquarters located in the Orlando metropolitan area, including two Fortune 1000 companies whose corporate headquarters are located in or near the city.

The city of Tampa, Florida ranks as the 53rd largest city in the United States in terms of population, with an estimated 369,000 residents, based on 2015 estimates. When including the surrounding counties, the Tampa metropolitan area (which includes Clearwater) has an estimated 3,000,000 residents, based on 2015 estimates. The Tampa metropolitan area, with deposits of approximately $76 billion as of June 30, 2016, is the second largest market in Florida by deposits. Tampa has an estimated median household income of $49,000, and the unemployment rate was 4.5% at December 31, 2016. There are a number of large companies with corporate or regional headquarters located in the Tampa metropolitan area, including seven Fortune 1000 companies whose corporate headquarters are located in or near the city.

Georgia Market Area

The Bank was established in Waycross, Georgia, the county seat of Ware County, and began as a credit union for the Atlantic Coast Line Railroad and then the Seaboard System Railroad, which is now a part of CSX Transportation. Waycross has an estimated population of 14,000, based on 2015 estimates, with an estimated median household income of $25,000. The unemployment rate in Waycross was 5.1% at December 31, 2016. One of the largest employers in Waycross is the Satilla Regional Medical Center, with over 1,000 employees and 100 physicians. Satilla Regional Medical Center became part of the Mayo Clinic Health System in 2012. Waycross began as a crossroads for southeastern travel and became a hub for rail traffic in the mid-1800s. Today, it is home to the largest CSX Transportation rail yard on the East Coast.

Douglas, Georgia, which is in Coffee County, has a population of 12,000, based on 2015 estimates, with an estimated median household income of $31,000. The unemployment rate for Douglas was 5.5% at December 31, 2016. Wal-Mart is the biggest employer in the area, with a retail store and a distribution center, which employs over 1,600 people. Agriculture plays a major role in the area with products that include peanuts, corn, tobacco and cotton. Poultry is also a major part of the economy with a processing plant, operated by Pilgrim’s Pride Corporation, in the area.

Savannah, Georgia, which is in Chatham County, has an estimated population of 146,000, based on 2015 estimates, with an estimated median household income of $36,000. The unemployment rate for the Savannah area was 4.9% at December 31, 2016. The Port of Savannah boasts the largest concentration of import distribution centers on the East Coast and has the largest single container terminal in North America. The terminal is the fourth largest container port in the United States (based on standard units for carrying and handling capacity), with two railroads on the terminal: CSX Transportation and Norfolk Southern Railway.

Competition

The Bank is competitive in attracting deposits and originating real estate and other loans, but faces strong competition in both areas. Historically, most of the Bank’s direct competition for deposits has come from credit unions, community banks, large commercial banks, and thrift institutions within our primary market areas. There are more than 1,800 branches operating in the Bank’s markets, the majority of which are in the Jacksonville, Orlando and Tampa markets.

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

As of June 30, 2016 (the most recent date for which market share peer data is available), the Bank was ranked number 14 in Jacksonville deposit market share, holding $355 million, or less than 1% of total deposits in the area. In Waycross, the Bank was ranked number two with 22% of the deposit market share, holding $184 million as of June 30, 2016. The Bank holds approximately 5% of total deposit market share in Douglas, with $34 million as of June 30, 2016.

Competition within our geographic markets also affects the Bank’s ability to obtain loans through origination or purchase and to originate loans at rates that provide an attractive yield. Competition for loans comes principally from mortgage bankers, commercial banks, national homebuilders, and credit unions. Internet-based lenders also have become a greater competitive factor in recent years. Such competition for the origination and purchase of loans may limit the Bank’s future growth and earnings potential. However, the Bank’s website should help the Bank’s competitiveness in the electronic banking arena.

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

The Bank also originates warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment). Warehouse lending uses mortgage bankers to originate one- to four-family residential mortgage loans for sale in the secondary market. The third-party originator sells the loans and servicing rights to investors in order to repay the outstanding balance on warehouse loans held-for-investment. The Bank earns interest until the loan is sold and typically earns fee income as well. Loans originated within the warehouse lending program generally have commitments to purchase from investors, are sold with no recourse, and are sold with servicing released to the investor. The weighted average number of days outstanding of warehouse loans held-for-investment was 12 days during 2016.

The Bank originates commercial loans through the Small Business Administration’s (SBA) 7(a) and 504 Programs, and the U.S. Department of Agriculture’s (USDA) Business & Industry (B&I) Program. The SBA 7(a) loans are guaranteed by the SBA up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Bank typically, but not always, sells the guaranteed portion of the SBA 7(a) loans into the secondary market at a premium. The Bank earns a 1% servicing fee on the amount sold. These loans are non-recourse, other than for proof of fraud or misrepresentation on the part of the lender. The Bank generally retains the unguaranteed portion of SBA 7(a) loans. In the 504 program, the Bank and the SBA are in different lien positions. The typical structure of an SBA 504 loan is that the Bank is in a first lien position at a 50% loan-to-value (LTV), and the SBA is in a second lien position at a 40% LTV. The remaining 10% is an equity investment from the borrower. USDA B&I loans are guaranteed on a scaled basis from 60% to 80% based on the size of the originated loan. The Bank typically, but not always, sells the guaranteed portion of the B&I loans on the secondary market at a premium. The Bank retains servicing for the B&I loan, but only earns a servicing fee on the portion that is sold. The servicing fees are determined by the secondary market, and range from 0.25% to 1%. These loans are non-recourse, other than for proof of fraud or misrepresentation on the part of the lender. The Bank generally retains the unguaranteed portion of the USDA B&I loans.

At December 31, 2016, the net loan portfolio totaled $639.2 million, which constituted 70.4% of total assets. Loans carry either a fixed or adjustable rate of interest. Mortgage loans have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month. Commercial real estate loans, commercial and industrial loans, commercial construction loans, and multi-family real estate loans generally have larger balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans.

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

At December 31, 2016, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $13.1 million, a 15% limit for unsecured loans, and $21.9 million, a 25% limit for amply and entirely secured loans. At December 31, 2016, there were no portfolio loans or group of portfolio loans to related borrowers with outstanding balances in excess of either of these amounts.

The following table presents the composition of the Bank’s net portfolio loans, and other loans (held-for-sale and warehouse), in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$276,193	43.1%	$276,286	45.8%	$237,151	53.0%
Multi-family	70,452	11.0%	83,442	13.9%	2,999	0.7%
Commercial	104,143	16.3%	61,613	10.2%	50,322	11.3%
Land	17,218	2.7%	16,472	2.7%	11,681	2.6%
Total real estate loans	468,006	73.1%	437,813	72.6%	302,153	67.6%

Real estate construction loans:
One- to four-family	22,687	3.5%	22,526	3.7%	2,580	0.6%
Commercial	14,432	2.3%	12,527	2.1%	2,939	0.6%
Acquisition and development	−	0.0%	−	0.0%	−	0.0%
Total real estate construction loans	37,119	5.8%	35,053	5.8%	5,519	1.2%

Other portfolio loans:
Home equity	37,748	5.9%	41,811	6.9%	46,343	10.4%
Consumer	39,232	6.1%	44,506	7.4%	49,854	11.2%
Commercial	57,947	9.1%	44,076	7.3%	43,119	9.6%
Total other portfolio loans	134,927	21.1%	130,393	21.6%	139,316	31.2%

Total portfolio loans	$640,052	100.0%	$603,259	100.0%	$446,988	100.0%

Less:
Allowance for portfolio loan losses	$(8,162)		$(7,745)		$(7,107)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	7,355		7,993		6,989
Total portfolio loans, net	$639,245		$603,507		$446,870

Total other loans (held-for-sale and warehouse loans held-for-investment)	$87,724		$50,665		$41,191

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$167,455	44.9%	$193,057	45.3%
Multi-family	3,197	0.8%	3,278	0.8%
Commercial	48,356	12.9%	58,193	13.7%
Land	12,593	3.4%	16,630	3.9%
Total real estate loans	231,601	62.0%	271,158	63.7%

Real estate construction loans:
One- to four-family	−	0.0%	−	0.0%
Commercial	2,582	0.7%	5,049	1.2%
Acquisition and development	−	0.0%	−	0.0%
Total real estate construction loans	2,582	0.7%	5,049	1.2%

Other portfolio loans:
Home equity	52,767	14.1%	63,867	15.0%
Consumer	53,290	14.3%	61,558	14.4%
Commercial	33,029	8.9%	24,308	5.7%
Total other portfolio loans	139,086	37.3%	149,733	35.1%

Total portfolio loans	$373,269	100.0%	$425,940	100.0%

Less:
Allowance for portfolio loan losses	$(6,946)		$(10,889)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	5,633		6,150
Total portfolio loans, net	$371,956		$421,201

Total other loans (held-for-sale and warehouse loans held-for-investment)	$22,179		$72,568

Portfolio Loans Maturities and Yields

The following table summarizes the contractual maturities of our portfolio loans at December 31, 2016:

	One- to Four-family		Multi-Family
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$9,062	4.11%	$1,667	3.48%
Greater than 1 to 3 years	20,205	4.11	13,784	3.31
Greater than 3 to 5 years	19,122	4.13	47,956	3.32
Greater than 5 to 10 years	51,279	4.22	6,430	4.74
Greater than 10 to 20 years	101,226	4.39	615	5.63
More than 20 years	75,299	4.14	−	−
Total portfolio loans	$276,193		$70,452

	Commercial Real Estate		Land
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$7,916	4.52%	$6,548	6.68%
Greater than 1 to 3 years	19,585	5.48	1,469	5.03
Greater than 3 to 5 years	18,608	4.71	6,189	3.95
Greater than 5 to 10 years	41,749	4.49	1,641	3.07
Greater than 10 to 20 years	13,579	4.42	932	5.94
More than 20 years	2,706	5.50	439	5.99
Total portfolio loans	$104,143		$17,218

	One- to Four-family Construction (2)				Commercial Construction (2)		Acquisition and Development
	Amount		Weighted Average Rate (%)		Amount	Weighted Average Rate (%)	Amount		Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$	−	−	%	$51	4.73%	$	−	−	%
Greater than 1 to 3 years		−	−		4,079	3.58		−	−
Greater than 3 to 5 years		−	−		4,433	3.49		−	−
Greater than 5 to 10 years		−	−		1,783	4.51		−	−
Greater than 10 to 20 years		3,341	3.42		3,145	2.47		−	−
More than 20 years		19,346	4.01		941	5.75		−	−
Total portfolio loans		$22,687			$14,432		$	−

	Home Equity		Consumer		Commercial Other
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$1,824	6.13%	$6,342	9.36%	$22,313	4.54%
Greater than 1 to 3 years	3,691	6.20	12,812	10.20	9,259	5.15
Greater than 3 to 5 years	3,445	6.08	4,859	8.32	5,489	5.20
Greater than 5 to 10 years	6,964	5.70	8,316	8.28	9,758	5.22
Greater than 10 to 20 years	10,269	5.15	6,903	7.82	8,835	5.90
More than 20 years	11,555	4.91	−	−	2,293	5.48
Total portfolio loans	$37,748		$39,232		$57,947

	Total
	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$55,723	5.29%
Greater than 1 to 3 years	84,884	5.41
Greater than 3 to 5 years	110,101	4.14
Greater than 5 to 10 years	127,920	4.74
Greater than 10 to 20 years	148,845	4.65
More than 20 years	112,579	4.28
Total portfolio loans	$640,052

(1)	Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate portfolio loans at December 31, 2016 that are contractually due after December 31, 2017:

	Due After December 31, 2017
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$152,072	$115,059	$267,131
Multi-family	62,473	6,312	68,785
Commercial	64,179	32,048	96,227
Land	5,126	5,544	10,670
Total real estate loans	283,850	158,963	442,813

Real estate construction loans:
One- to four-family	16,139	6,548	22,687
Commercial	2,079	12,302	14,381
Acquisition and development	−	−	−
Total real estate construction loans	18,218	18,850	37,068

Other portfolio loans:
Home equity	11,026	24,898	35,924
Consumer	31,622	1,268	32,890
Commercial	10,332	25,302	35,634
Total other portfolio loans	52,980	51,468	104,448

Total portfolio loans	$355,048	$229,281	$584,329

One- to Four-Family Real Estate Portfolio Lending

As of December 31, 2016, one- to four-family residential mortgage loans totaled $276.2 million, or 43.1% of gross portfolio loans. Generally, one- to four-family residential loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank underwrites all loans on a fully indexed, fully amortizing basis. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. Such collateral requirements are intended to protect the Bank from loss in the event of foreclosure.

Properties securing one- to four-family residential mortgage loans are generally appraised by independent fee appraisers. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate mortgage (ARM) loans are tied to a variety of indices, including rates based on U.S. Treasury securities. The majority of ARM loans carry an initial fixed rate of interest for either three or seven years, which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the promissory note. As of December 31, 2016, the total amount of one- to four-family residential mortgage loans allowing for interest only payments totaled $3.0 million, or 1.1% of the total one- to four-family mortgage loan portfolio, and 0.5% of the total portfolio loans. We do not currently originate or purchase interest-only one- to four-family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with five to 30-year maturities and with amortizations up to 30 years. The majority of the one- to four-family mortgage loans originated are secured by properties located in Northeast Florida, Central Florida and Southeast Georgia. During 2008 and continuing through and including 2016, the Bank implemented stricter underwriting guidelines related to the origination of one- to four-family residential mortgage loans secured by investment property.

All residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the underlying property that serves as collateral for the loan, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

The Bank also originates investor loans for one- to four-family properties, and the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor do we currently, originate sub-prime loans, option-ARM loans, or other similar loans. We do not currently originate non-QM loans.

Multi-Family Loans

As of December 31, 2016, multi-family residential loans totaled $70.5 million, or 11.0% of gross portfolio loans. The majority of the loans are to borrowers who are experienced, in-market real estate investors, and are secured by properties located in New York, New York and Philadelphia, Pennsylvania. The majority of the loans were purchased in two separate transactions during 2015. The underwriting for multi-family residential loans is based on the cash flow of the property and includes underwriting stresses for interest rate increases and a rise in cap rates. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate, U.S. Treasury securities, or regional Federal Home Loan Bank (FHLB) indices. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. The net operating income must be sufficient to cover the payments related to the outstanding debt. Assignments of rents and leases are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family residential loans are performed by independent, state-licensed fee appraisers.

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

Commercial Real Estate Lending

The Bank offers commercial real estate loans for both permanent financing and construction. Our current strategy has been to focus primarily on permanent financing for owner occupied businesses and income producing properties. These loans are typically secured by single tenant or small retail establishments, office buildings, or other income producing properties located in the Bank’s primary market areas. As of December 31, 2016, permanent commercial real estate loans totaled $104.1 million, or 16.3% of gross portfolio loans.

The Bank originates both fixed-rate and adjustable-rate commercial real estate loans. The interest rate on adjustable-rate loans is tied to a variety of indices, including rates based on the prime rate, LIBOR, and U.S. Treasury securities. The majority of the Bank’s adjustable-rate loans carry an initial fixed-rate of interest, for either five, seven or ten years, and then convert to an interest rate that is adjusted based upon the current index rate for another period up to ten years. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 25 years, and generally have maturities of up to 10 years and may carry pre-payment penalties.

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors. Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank generally requires commercial real estate borrowers with aggregate balances in excess of $500,000 to submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Bank generally requires an income-to-debt service ratio of 1.2 times debt. Additionally, the Bank considers interest and cap rate stresses to account for the potential of rising interest rates and the effect on the borrower’s ability to repay and valuation of the collateral. Assignments of rents and leases are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent, state-licensed fee appraisers approved by the Bank’s Board of Directors. The majority of the properties securing commercial real estate loans are located in the Bank’s market areas.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the owner’s business or successful management of the property, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project or business is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Land Loans

As of December 31, 2016, land loans totaled $17.2 million, or 2.7% of gross portfolio loans. In an effort to prevent potential exposure to additional credit risk, the Bank no longer originates new land loans unless the borrower is acquiring the land as part of the development of a property for individual residential or commercial use. Generally, these loans carry a higher rate of interest than permanent residential loans. The Bank generally assesses the borrower’s ability to repay, credit history, appraised value of the subject property, and the intended end use of the property to underwrite land loans.

Loans secured by land generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and commercial real estate loans.

Real Estate Construction Lending

As of December 31, 2016, real estate construction loans totaled $37.1 million, or 5.8% of gross portfolio loans. The real estate construction portfolio consists of both residential and commercial construction loans. As of December 31, 2016, the Bank had residential construction loans totaling $22.7 million, or 3.5% of gross portfolio loans, and commercial construction loans totaling $14.4 million, or 2.3% of gross portfolio loans.

Residential construction loans are generally made to individual borrowers for the construction of a personal residence. Generally, construction loans are limited to a loan to value ratio not to exceed 80% based on the lesser of construction costs or the appraised value of the property upon completion. The Bank originates only residential construction loans to individual borrowers whose intent is to occupy the house upon completion.

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

Home-Equity Lending

The Bank generally originates fixed-term, fully amortizing home equity loans and home equity lines of credit. At December 31, 2016, the home equity portfolio totaled $37.7 million, or 5.9%, of gross portfolio loans. Due to the decline of both real estate values in our market areas and the increased risk inherent with second lien real estate financing, the Bank ceased originating home equity lines of credit in January 2009, but began originating home equity lines of credit again in 2014 under stricter credit criteria. The Bank generally underwrites one- to four-family home equity loans and lines of credit based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, home equity loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor. As of December 31, 2016, interest only lines of credit totaled $12.6 million, or 33.3% of the total home equity loan portfolio, and 4.0% of total loans collateralized by one- to four-family residential property. All home equity lines of credit have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans

The Bank currently offers a variety of consumer loans, primarily manufactured home loans and automobile loans. At December 31, 2016, consumer loans totaled $39.2 million, or 6.1% of gross portfolio loans.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans originated primarily through an on-site financing broker after being underwritten by the Bank. Loans secured by manufactured homes totaled $24.6 million, or 3.8% of gross portfolio loans as of December 31, 2016. Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. The Bank has not originated manufactured home loans since early in 2011, and does not intend to originate such loans in the future.

The second most significant component of our consumer loan portfolio consists of automobile loans. The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank. Loans secured by automobiles totaled $6.2 million, or 1.0% of gross portfolio loans as of December 31, 2016. Automobile loans have a fixed rate of interest and may carry terms up to six years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.

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

Commercial Business Lending

The Bank also offers commercial business loans that may be secured by assets other than real estate. At December 31, 2016, commercial business loans totaled $57.9 million, or 9.1% of gross portfolio loans. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate of interest and terms of up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment. Once a loan is in the portfolio, the credit department monitors based on loan size, payment status, and borrower risk rating. Relationships with aggregate exposure of $500,000 or greater and lines of credit (regardless of amount) are required to submit financial statements annually. The Bank reviews the performance of these companies and affirms or changes their risk rating accordingly. Loans with borrowers whose risk ratings are classified as monitor or special mention are reviewed and documented quarterly and those rated substandard are reviewed monthly. Loans that become past due 30 days or more are monitored daily and borrower risk ratings are adjusted accordingly. Commercial business loans generally have higher interest rates than other loans in our portfolio because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. In addition, the Bank originates commercial loans through the 7(a) Program and the 504 Program of the SBA, as well as the B&I Program of the USDA.

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

The Bank shut down its internal mortgage origination division in 2012, and moved to a referral model to originate mortgages. However, with the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans for investment and sale, and intends to continue originating such loans in the future. Additionally, the Company has five mortgage lending offices, with three in Florida and two in Georgia.

Prior to 2008, the Bank occasionally purchased pools of residential loans originated by other banks when organic growth was not sufficient. These loan purchases were made based on the Bank’s underwriting standards, such as loan-to-value ratios and borrower credit scores. The Bank ceased purchasing pools of loans between 2008 and 2012. However, during 2013, the Bank reentered the business of purchasing pools of residential loans originated by other banks, and intends to continue purchasing such loans to supplement organic growth. The Bank did not purchase any pooled loans during the year ended December 31, 2016. The Bank may purchase pooled loans secured by properties located in areas other than the Bank’s market areas.

Similarly, prior to 2008, the Bank also participated in commercial real estate loans originated by other banks. These participation loans were subject to the Bank’s usual underwriting standards as described above applicable to this type of loan. The Bank had not participated in a commercial real estate loan originated by another bank from mid-2007 through 2015. However, during 2016, the Bank reentered the business of participating in commercial real estate loans originated by other banks, and intends to continue participating in such loans in the future.

From time-to-time, the Bank may sell performing residential loans from our portfolio to enhance liquidity or to appropriately manage interest rate risk. The Bank sold approximately $31.0 million (in principal balance) of performing loans during the year ended December 31, 2016. The Bank has also utilized the services of a national loan sale advisor to sell nonperforming residential mortgage loans in the past. The Bank did not sell any such nonperforming loans during the year ended December 31, 2016.

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

Beginning in 2010, the Bank began to sell the guaranteed portion of the internally originated SBA 7(a) loans to investors, while maintaining the servicing rights. Additionally, beginning in 2016, the Bank began to sell the guaranteed portion of the internally originated USDA B&I loans to investors, while maintaining the servicing rights. The Bank intends to continue originating such loans for the foreseeable future.

Warehouse Loans Held-for-Investment

Beginning in 2010, the Bank began to originate warehouse loans held-for-investment and permit third-party originators to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding. The Bank intends to continue originating such loans for the foreseeable future.

Loan Approval Procedures and Authority

Lending authority per credit officer ranges from $100,000 to $1.0 million based on the individual credit officer’s lending and loan underwriting experience. Loans which exceed an individual credit officer’s lending authority may be approved using the combined authority of another credit officer on loan amounts up to and including $1.0 million. Loans exceeding $1.0 million must be approved by our management loan committee.

Nonperforming and Problem Assets

General

When a borrower fails to make a timely payment on a loan, contact is made initially in the form of a reminder letter sent at either 10 or 15 days after the payment due date depending on the terms of the loan agreement. If a response is not received within a reasonable period of time, contact by telephone is made in an attempt to determine the reason for the delinquency and to request payment of the delinquent amount in full or to establish an acceptable repayment plan to bring the loan current.

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

Delinquent Loans

Total portfolio loans past due 60 days or more totaled $10.5 million, or 1.6% of total portfolio loans at December 31, 2016. Real estate loans 60 days or more past due totaled $9.2 million, or 1.4% of total loans at December 31, 2016. There were no construction loans 60 days or more past due at December 31, 2016. Other portfolio loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $1.3 million, or 0.2% of total loans at December 31, 2016.

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

The following table sets forth the amounts and categories of the Bank’s nonperforming assets:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Nonperforming portfolio loans
Real estate loans:
One- to four-family	$1,533	$2,932	$2,850	$2,677	$10,555
Multi-family	―	―	―	―	―
Commercial	2,276	128	501	―	8,643
Land	5,548	44	111	75	595

Real estate construction loans:
One- to four-family	―	―	―	―	―
Commercial	―	―	―	―	739
Acquisition and development	―	―	―	―	―

Other portfolio loans:
Home equity	58	429	212	400	2,212
Consumer	237	423	539	229	969
Commercial	502	269	322	―	1,171

Total nonperforming portfolio loans	10,154	4,225	4,535	3,381	24,884

Real estate owned
Real estate loans:
One- to four-family	308	321	94	191	1,592
Multi-family	—	—	—	—	778
Commercial	2,514	2,628	3,410	3,251	1,868
Land	—	283	404	1,783	3,663

Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	164
Acquisition and development	—	—	—	—	—

Other portfolio loans:
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	64	―	―	―	―

Total real estate owned	2,886	3,232	3,908	5,225	8,065

Total nonperforming assets	13,040	7,457	8,443	8,606	32,949

Troubled debt restructurings classified as impaired portfolio loans	$34,843	$34,977	$34,881	$34,199	$33,222

Ratios
Nonperforming portfolio loans to total portfolio loans	1.6%	0.7%	1.0%	0.9%	5.8%
Nonperforming portfolio loans to total assets	1.1%	0.5%	0.6%	0.5%	3.2%
Nonperforming assets to total assets	1.4%	0.9%	1.2%	1.2%	4.3%

At December 31, 2016, the Bank had $10.1 million in nonperforming portfolio loans, or 1.6% of total portfolio loans. Our largest nonperforming portfolio loan at December 31, 2016 was a $5.5 million nonperforming land loan.

Real estate acquired as a result of foreclosure is classified as other real estate owned (OREO). At the time of foreclosure or repossession, the property is recorded at estimated fair value less selling costs, with any write-down charged against the allowance for portfolio loan losses. As of December 31, 2016, the Bank had OREO of $2.9 million.

Portfolio loans for which terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms, it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans, and as of December 31, 2016, such portfolio loans totaled $8.2 million and included the previously mentioned land loan.

Classified Assets

Banking regulations provide for the classification of portfolio loans and other assets, such as OREO, debt and equity securities considered by the Bank and regulators to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered not collectable and of such little value that their continuance as assets without the establishment of a full specific loss reserve is not warranted. Those assets classified as “loss” are generally charged-off.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for portfolio loan losses in an amount deemed prudent by management and reviewed by its board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OFR and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s regulatory reports with the OFR and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets (consisting primarily of portfolio loans secured by real estate and OREO) represented 18.5% of the Bank‘s equity capital and 1.8% of the Bank’s total assets at December 31, 2016.

There were no portfolio loans classified doubtful or loss at December 31, 2016. Assets classified substandard were $15.9 million at December 31, 2016. The Bank also designates certain portfolio loans as special mention when it is determined a loan relationship should be monitored more closely. Portfolio loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A portfolio loan classified as special mention in many instances may be performing in accordance with the loan terms. Special mention portfolio loans were $1.7 million at December 31, 2016. As of December 31, 2016, $10.1 million of classified portfolio loans were on nonperforming status.

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

At December 31, 2016, the allowance was $8.2 million, or 1.3% of total portfolio loans and 80.4% of total nonperforming portfolio loans. The following table sets forth activity in the Bank’s allowance for the years indicated:

	At December 31,
	2016		2015		2014	2013	2012
	(Dollars in Thousands)
Balance at beginning of year	$7,745		$7,107		$6,946	$10,889	$15,526

Charge-offs:
Real estate loans:
One- to four-family	(353)		(313)		(606)	(4,485)	(6,347)
Multi-family	—		—		—	—	(196)
Commercial	—		—		(191)	(2,452)	(2,756)
Land	—		(56)		(8)	(790)	(1,710)
Real estate construction loans:
One- to four-family	—		—		—	—	—
Commercial	—		—		—	—	(1,145)
Acquisition and development	—		—		—	—	—
Other portfolio loans:
Home equity	(141)		(146)		(403)	(2,017)	(3,215)
Consumer	(566)		(540)		(595)	(2,131)	(1,567)
Commercial	(91)		—		(119)	(880)	(1,769)
Total charge-offs	(1,151)		(1,055)		(1,922)	(12,755)	(18,705)

Recoveries:
Real estate loans:
One- to four-family	561		356		224	961	1,036
Multi-family	—		8		—	—	—
Commercial	—		51		83	—	3
Land	32		138		42	63	8
Real estate construction loans:
One- to four-family	—		—		—	—	—
Commercial	—		—		—	—	—
Acquisition and development	—		—		—	—	—
Other portfolio loans:
Home equity	45		56		161	395	223
Consumer	310		277		301	289	305
Commercial	1		—		6	78	2
Total recoveries	949		886		817	1,786	1,577

Net charge-offs	(202)		(169)		(1,105)	(10,969)	(17,128)

Provision for portfolio loan losses	619		807		1,266	7,026	12,491

Balance at end of year	$8,162		$7,745		$7,107	$6,946	$10,889

Net charge-offs to average total portfolio loans during this year (1)	0.0	%(2)	0.0	%(2)	0.3%	2.8%	3.2%
Net charge-offs to average nonperforming portfolio loans during this year	2.8%		4.1%		28.0%	77.0%	47.9%
Allowance for portfolio loan losses to nonperforming portfolio loans	80.4%		183.31%		156.7%	205.4%	43.8%
Allowance for portfolio loan losses as % of total portfolio loans (end of year) (1)	1.3%		1.3%		1.6%	1.8%	2.5%

(1)	Total portfolio loans are net of deferred fees and costs and purchase premiums or discounts.
(2)	Net charge-offs were $0.2 million in both 2016 and 2015, however, the ratio appears as zero due to rounding.

The following table summarizes the allocation of the allowance by portfolio loan category at the dates indicated:

	At December 31,
	2016		2015		2014
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$3,090	43.1%	$3,142	45.8%	$3,206	53.0%
Multi-family	268	11.0%	217	13.9%	28	0.7%
Commercial	2,209	16.3%	1,337	10.2%	1,023	11.3%
Land	207	2.7%	260	2.7%	197	2.6%

Real estate construction loans:
One- to four-family	159	3.5%	144	3.7%	16	0.6%
Commercial	120	2.3%	116	2.1%	19	0.6%
Acquisition and development	—	0.0%	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	560	5.9%	972	6.9%	992	10.4%
Consumer	457	6.1%	871	7.4%	844	11.2%
Commercial	880	9.1%	556	7.3%	663	9.6%

Unallocated	212	0.0%	130	0.0%	119	0.0%

Total	$8,162	100.0%	$7,745	100.0%	$7,107	100.0%

	At December 31,
	2013		2012
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$3,188	44.9%	$4,166	45.3%
Multi-family	58	0.8%	203	0.8%
Commercial	827	12.9%	958	13.7%
Land	224	3.4%	783	3.9%

Real estate construction loans:
One- to four-family	—	0.0%	—	0.0%
Commercial	125	0.7%	50	1.2%
Acquisition and development	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	1,046	14.1%	2,636	15.0%
Consumer	1,223	14.3%	1,448	14.4%
Commercial	214	8.9%	645	5.7%

Unallocated	41	0.0%	—	0.0%

Total	$6,946	100.0%	$10,889	100.0%

The reasonableness of the allowance is established and reviewed by management, within the context of applicable accounting and regulatory guidelines, based upon its evaluation of then-existing economic and business conditions affecting the Bank’s key lending areas. Senior credit officers monitor those conditions continuously and reviews are conducted quarterly with the Bank’s senior management and Board of Directors. Management’s methodology for assessing the reasonableness of the allowance consists of several key elements, which include a general loss component by type of portfolio loan and specific allowances for identified problem portfolio loans. The allowance also incorporates the results of measuring impaired portfolio loans. Furthermore, the allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

Investment Activities

General

The Bank maintains an amount of liquid assets, such as cash and short-term securities, for the purposes of meeting operational needs. The Bank is permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.

The Bank is authorized to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and government sponsored enterprises, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, Florida-state chartered banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds.

The Bank’s Board of Directors has adopted an investment policy which governs the nature and extent of investment activities, and the responsibilities of management and the Board of Directors. Investment activities are directed by the Chief Financial Officer in coordination with the Bank’s Asset and Liability Committee (ALCO). Various factors are considered when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated short and long term interest rates, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds through deposit withdrawals and loan originations and purchases.

The structure of the investment portfolio is intended to provide liquidity when loan demand is high, assist in maintaining earnings when loan demand is low and maximize earnings while managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

Investment Securities

The Bank invests in investment securities, such as U.S. government sponsored enterprises and state and municipal obligations, as part of its asset liability management strategy.

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

At December 31, 2016, $65.3 million of investment securities, representing the entire balance in investment securities, were classified as available-for-sale. The Bank held no non-agency collateralized mortgage-backed securities or non-agency collateralized mortgage obligations, as of December 31, 2016.

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

The following table sets forth the composition of the Company’s investment securities portfolio, excluding FHLB stock, at the dates indicated:

	At December 31,
	2016		2015		2014
	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities
	(Dollars in Thousands)

Securities available-for-sale:
U.S. Government – sponsored enterprises	$19,997	30.6%	$4,871	4.1%	$4,738	3.5%
State and municipal	4,991	7.6%	5,142	4.3%	5,083	3.7%
Mortgage-backed securities – residential	27,328	41.9%	101,654	84.6%	98,514	72.1%
U.S. Government collateralized mortgage obligation	3,059	4.7%	8,443	7.0%	10,364	7.6%
Corporate debt	9,918	15.2%	—	—%	—	—%
Total securities available-for-sale	$65,293	100.0%	$120,110	100.0%	$118,699	86.9%

Securities held-to-maturity:
Mortgage-backed securities – residential	—	—%	—	—%	17,919	13.1%
Total securities held-to-maturity	—	—%	—	—%	17,919	13.1%

Total investment securities	$65,293	100.0%	$120,110	100.0%	$136,618	100.0%

Portfolio Maturities and Yields

The composition and scheduled maturities of the investment securities portfolio at December 31, 2016, are summarized in the following table:

	Less than One Year		More than One Year through Five Years		More than Five Years through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government – sponsored enterprises	$19,999	0.30%	$—	—%	$—	—%
State and municipal	—	—	414	4.00	4,303	2.40
Mortgage-backed securities – residential	—	—	—	—	—	—
U.S. Government collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt	—	—	—	—	10,000	4.50
Total investment securities	$19,999	0.30%	$414	4.00%	$14,303	3.87%

	More than Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Government – sponsored enterprises	$—	—%	$19,999	$19,997	0.30%
State and municipal	307	3.25	5,024	4,991	2.59
Mortgage-backed securities – residential	28,515	2.59	28,515	27,328	2.59
U.S. Government collateralized mortgage obligations	3,152	1.50	3,152	3,059	1.50
Corporate debt	—	—	10,000	9,918	4.50
Total investment securities	$31,974	2.49%	$66,690	$65,293	2.14%

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

Deposits

The Bank offers a variety of deposit accounts to consumers and businesses with a wide range of interest rates and terms. Deposits consist of noninterest-bearing and interest-bearing demand, savings and money market, and time deposit accounts. The Bank relies primarily on competitive pricing policies, customer service and marketing to attract and retain these deposits. Additionally, the Bank has purchased time deposit accounts from brokers at costs and terms which are comparable or better to time deposits originated in the Bank’s branch offices. The Bank had $84.0 million in brokered deposits at December 31, 2016, of which approximately $13.5 million is included in money market accounts and approximately $70.5 million is included in time deposits.

The variety of deposit accounts offered has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Pricing of deposits are managed to be consistent with overall asset and liability management, liquidity and growth objectives. Management considers numerous factors including: (1) the need for funds based on loan demand, current maturities of deposits, and other cash flow needs; (2) rates offered by market area competitors for similar deposit products; (3) current cost of funds and yields on assets; and (4) the alternative cost of funds on a wholesale basis, in particular the cost of advances from the FHLB and short-term borrowings from securities sold under agreements to repurchase (repurchase agreements). Interest rates are reviewed regularly by senior management as a part of its asset and liability management. Based on historical experience, management believes the Bank’s deposits are a relatively stable source of funds.

The following table sets forth the distribution of total deposit accounts, by account type, and weighted average annual interest rate payable for each account type, for the years ended December 31, 2016, 2015, and 2014:

	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$54,407	9.39%	—%	$48,529	10.11%	—%	$41,670	9.27%	—%
Interest-bearing demand	103,309	17.83%	0.44%	65,057	13.56%	0.16%	67,844	15.10%	0.24%
Savings	58,974	10.18%	0.11%	62,087	12.94%	0.14%	66,936	14.89%	0.25%
Money market	132,923	22.94%	0.66%	112,381	23.42%	0.54%	103,576	23.04%	0.48%
Total transaction accounts	349,613	60.34%	0.40%	288,054	60.03%	0.28%	280,026	62.30%	0.30%

Time deposits	229,816	39.66%	0.96%	191,804	39.97%	0.85%	169,473	37.70%	0.98%

Total deposits	$579,429	100.00%	0.62%	$479,858	100.00%	0.51%	$449,499	100.00%	0.55%

As of December 31, 2016, the aggregate amount of outstanding time deposits in amounts equal to or greater than $100,000 were approximately $98.7 million. The following table sets forth the maturity of those deposits in excess of $100,000 as of December 31, 2016:

Amounts Maturing
(Dollars in Thousands)
Three months or less	$7,667
Over three months through six months	8,925
Over six months through one year	23,631
Over one year to three years	46,218
Over three years	12,219
Total	$98,660

Securities Sold Under Agreements to Repurchase

Information concerning repurchase agreements as of and for the years indicated is summarized as follows:

	As of and For the Years Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Balance at end of year	$—	$9,991	$66,300
Average daily balance outstanding during the year	$82	$31,370	$69,075
Maximum month-end balance during the year	$—	$66,300	$78,300

Weighted average coupon interest rate during the year	0.80%	4.89%	4.96%
Weighted average coupon interest rate at end of year	—%	0.80%	4.94%
Weighted average maturity (months) at end of year	—	—	30

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

The Bank’s remaining borrowing capacity with the FHLB was $92.1 million at December 31, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of December 31, 2016, fair value exceeded the book value of the individual advances by $1.1 million, which was collateralized by portfolio loans. The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $41.2 million as of December 31, 2016.

The following table sets forth information as to FHLB advances for the years indicated:

	As of and For the Years Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Balance at end of year	$188,758	$207,543	$123,667
Average daily balance outstanding during the year	$223,399	$178,706	$118,879
Maximum month-end balance during the year	$267,425	$237,457	$134,333

Weighted average coupon interest rate during the year	1.70%	2.64%	3.83%
Weighted average coupon interest rate at end of year	1.26%	1.00%	3.51%
Weighted average maturity (months) at end of year	16	19	30

Subsidiary and Other Activities

At December 31, 2016, the Company did not have any subsidiaries other than the Bank, and the Bank did not have any subsidiaries other than Atlantic Coast Financial Investments, Inc.

Employees

At December 31, 2016, the Company had a total of 174 employees, including 2 part-time employees. The Company’s employees are not represented by any collective bargaining group.

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

As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the FRB). The Company is also subject to the rules and regulations of the Securities and Exchange Commission (the SEC) under the federal securities laws.

As of December 27, 2016, the Bank is a Florida state-chartered commercial bank, subject to supervision and regulation by the FDIC and the OFR. Prior to December 27, 2016, the Bank was a federally-chartered federal savings bank, subject to the supervision and regulation by the Office of Comptroller Currency (the OCC). Some of the Bank’s retail operations are also subject to supervision and regulation by the Consumer Financial Protection Bureau (the CFPB).

The aforementioned regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Under this system of federal and state regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the applicable federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public.

Set forth below is a brief description of the bank regulatory framework that is or will be applicable to the Company and the Bank. This description is not intended to describe all laws and regulations applicable to the Company. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, including changes in how they are interpreted or implemented, could have a material adverse impact on the Company or its subsidiaries (including the Bank) and their respective operations. In addition to laws and regulations, state and federal bank regulatory agencies (including the FRB, the FDIC, the OCC and the OFR) may issue policy statements, interpretive letters and similar written guidance applicable to the Company and its subsidiaries (including the Bank). These issuances also may affect the conduct of the Company’s business or impose additional regulatory obligations. The brief description below is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including a fundamental restructuring of the supervisory regime applicable to federal savings banks and bank holding companies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Oversight Council, the FRB and the FDIC.

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

Change in Thrift Supervisory Structure. The Dodd-Frank Act, among other things, as of July 21, 2011, transferred the functions and personnel of the OTS among the OCC, FDIC and FRB. As a result, the OTS no longer supervises or regulates savings associations or savings and loan holding companies. The Dodd-Frank Act preserves the federal savings association charter (which includes both federal savings associations and federal savings banks); however, supervision of federal savings banks (which the Bank was prior to December 27, 2016), has been transferred to the OCC. Most significantly for the Company, the Dodd-Frank Act has transferred the supervision of savings and loan holding companies, such as the Company, to the FRB while taking a number of steps to align the regulation of savings and loan holding companies to that of bank holding companies. The FRB has issued final rules to implement changes mandated by the Dodd-Frank Act, including requiring a savings and loan holding company to serve as a source of strength for its subsidiary depository institutions, requiring savings and loan holding companies to satisfy supervisory standards applicable to financial holding companies (e.g., “well capitalized” and “well managed” status) and, for most savings and loan holding companies, to elect to be treated as a financial holding company, in order to conduct those activities permissible for a financial holding company, and promulgating capital requirements for savings and loan holding companies (for example, under the so-called “Collins Amendment”). As a result of this change in supervision and related requirements, the Company and the Bank would generally be subject to new and potentially heightened examination and reporting requirements prior to the Company’s conversion to a bank holding company and the Bank’s conversion to Florida state-chartered commercial bank. The Dodd-Frank Act also provides various agencies with the authority to assess additional supervisory fees.

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

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including state-chartered banks. Most significantly, the new standards prohibit the Bank from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator compensation issued on August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

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

As discussed in greater detail below in the subheading titled “Capital Requirements”, in July 2013, the Company’s primary federal regulator, the FRB, and the Bank’s primary federal regulator, the FDIC, published final rules establishing a new comprehensive capital framework for U.S. banking organizations intended to implement some of the capital requirements proposed by Basel III. The enactment of these could increase the required capital levels of the Company and the Bank.

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

Federal Banking Regulation

Business Activities. A Florida state-chartered commercial bank derives its lending and investment powers from the laws and the regulations enforced and administered by the FDIC and the OFR. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorizes, for the first time, the payment of interest on commercial checking accounts.

Capital Requirements. On July 2, 2013, the FRB approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC has subsequently approved these rules. The final amended rules were adopted following the issuance of proposed rules by the FRB in June 2012 and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

Prior to the final amended rules, FDIC regulations required depository institutions to meet minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for depository institutions required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, were multiplied by a risk-weight factor of 0% to 100%, assigned by the FDIC, based on the risks believed inherent in the type of asset. Core capital was defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital included cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital could not exceed 100% of core capital. Additionally, a depository institution that retained credit risk in connection with an asset sale may have been required to maintain additional regulatory capital because of the purchaser’s recourse to the depository institution.

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

As of December 31, 2016, the Bank met the PCA requirements in order to qualify as “well-capitalized.”

Loans-to-One Borrower. Generally, a state-chartered bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, the Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions. The laws and regulations enforced and administered by the FDIC and the OFR govern capital distributions by a Florida state-chartered commercial bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.

A depository institution must file an application for approval of a capital distribution with the FDIC if:

•	the depository institution’s eligible retained income (i.e., net income for the four calendar quarters preceding the current calendar quarter, based on the FDIC-supervised institution's quarterly call reports, net of any distributions and associated tax effects not already reflected in net income) is negative; and (b) the depository institution’s capital conservation buffer ratio is less than 2.5 percent as of the end of the previous calendar quarter;

•	the depository institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or FDIC-imposed condition; or

•	the depository institution is not eligible for expedited treatment of its filings.

Additionally, a Florida state-chartered commercial bank must obtain approval of the OFR to declare a dividend from retained net profits which accrued prior to the preceding two years, but each bank or trust company shall, before the declaration of a dividend on its common stock, carry 20 percent of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding. No Florida state-chartered commercial bank shall declare any dividend at any time at which its net income from the current year combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank or trust company to fall below the minimum amount required by law, regulation, order, or any written agreement with the office or a state or federal regulatory agency.

The FDIC or FRB may disapprove a notice or application if:

•	the depository institution would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A depository institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All depository institutions have a responsibility under the Community Reinvestment Act and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a depository institution, the FDIC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. Failure to comply with the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A depository institution’s authority to engage in transactions with its affiliates is limited by FDIC regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing regulation, Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the institution. In addition, FDIC regulations prohibit a depository institution from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The FDIC requires depository institutions to maintain detailed records of all transactions with affiliates.

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

A Florida state-chartered commercial bank is also subject to other limitations under Fla. Stat. § 655.0386 that limit “financial institution-affiliated parties” (including directors, officers, employees, or controlling stockholders) from engaging or participating, directly or indirectly, in any business or transaction conducted on behalf of or involving the Florida state-chartered commercial bank, subsidiary, or service corporation which would result in a conflict of the party’s own personal interests with those of the Florida state-chartered commercial bank, subsidiary, or service corporation with which he or she is affiliated.

Enforcement. The FDIC and the OFR have primary enforcement responsibility over Florida state-chartered commercial banks, including the Bank, and have the authority to bring enforcement actions against all “institution-affiliated parties,” including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the FDIC or the OFR may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance with respect to a particular depository institution.

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

Prompt Corrective Action Regulation. Under the PCA rules, the FDIC is required and authorized to take supervisory actions against undercapitalized depository institutions. For this purpose, a depository institution is placed in one of the following five categories based on the depository institution’s capital:

•	well -capitalized (total risk-based capital ratio of 10% or greater, tier 1 risk-based capital ratio of 8% or greater, common equity tier 1 capital ratio of 6.5% or greater and leverage ratio of 5% or greater);

•	adequately capitalized (total risk-based capital ratio of 8% or greater, tier 1 risk-based capital ratio of 6% or greater, common equity tier 1 capital ratio of 4.5% or greater and leverage ratio of 4% or greater);

•	undercapitalized (total risk-based capital ratio less than 8%, tier 1 risk-based capital ratio less than 6%, common equity tier 1 capital ratio less than 4.5% or leverage ratio less than 4%);

•	significantly undercapitalized (total risk-based capital ratio less than 6%, tier 1 risk-based capital ratio less than 4%, common equity tier 1 capital ratio less than 3% or leverage ratio less than 3%); or

•	critically undercapitalized (ratio of tangible equity to total assets equal to or less than 2%).

Generally, the FDIC is required to appoint a receiver or conservator for a depository institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a depository institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the depository institution will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the depository institution. Any holding company for the depository institution required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a depository institution’s assets at the time it was notified or deemed to be undercapitalized by the FDIC, or the amount necessary to restore the depository institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the depository institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FDIC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the depository institution, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized depository institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 14 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements. Depository institutions banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, the Bank was in compliance with this requirement.

Federal Reserve System

FRB regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2016, the Bank was in compliance with these reserve requirements.

Other Laws/Regulations

The Bank’s operations are also subject to federal or state laws and regulations applicable to financial institutions which relate to credit transactions, products and services offered to consumers, anti-money laundering, anti-terrorism financing and financial privacy. These laws, include, without limitation, the following:

•	State usury laws and federal laws concerning interest rates and other charges collected or contracted for by the Bank;

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970, as amended (commonly known as the “Bank Secrecy Act”), which, among other things, requires U.S. financial institutions to maintain appropriate records, file certain reports involving currency transactions and a financial institution’s customer relationships and to implement anti-money laundering programs;

•	The economic or financial sanctions, requirements or trade embargoes imposed, administered or enforced from time to time by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which require all U.S. persons, including U.S. banks, bank holding companies, and nonbank subsidiaries to comply with these sanctions, and require banks to block accounts and other property of, or reject unlicensed trade and financial transactions with specified countries, entities, and individuals;

•	The USA PATRIOT Act, which requires depository institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the sanctions programs enforced and administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;

•	The Gramm-Leach-Bliley Act, which, among other things, places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt-out” of the sharing of certain personal financial information with unaffiliated third parties; and

•	Rules and regulations of the various state and federal agencies charged with the responsibility of implementing such state or federal laws.

Holding Company Regulation

General. Atlantic Coast Financial Corporation is a bank holding company, subject to regulation and supervision by the FRB. The FRB has enforcement authority over Atlantic Coast Financial Corporation and its non-banking institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to the Bank.

Atlantic Coast Financial Corporation’s activities are limited to those activities permissible for financial holding companies (if elected) or for bank holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A bank holding company must elect such status in order to engage in activities permissible for a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A bank holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (BHCA), subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations.

Federal law prohibits a bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another depository institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire depository institutions, the FRB must consider the financial and managerial resources and future prospects of the depository institution involved, the effect of the acquisition on the risk to the insurance fund, and the convenience and needs of the community and competitive factors.

Capital. The Dodd-Frank Act required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Company had no cumulative preferred stock or trust preferred securities outstanding as of December 31, 2016.

Source of Strength. The Dodd-Frank Act also extended the “source of strength” doctrine to bank holding companies, savings and loan holding companies, and other companies that control insured depository institutions and requires the regulatory agencies to issue regulations requiring that these companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. FRB policies also provide that holding companies should pay dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Dividends. The Company is a legal entity separate and distinct from its subsidiaries. The majority of the Company’s revenue is from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized above. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common stockholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Florida law states that, subject to certain capital requirements, the board of directors of a bank chartered under the laws of Florida may quarterly, semiannually, or annually declare a dividend of so much of the aggregate of the net profits of that period combined with its retained net profits of the preceding two years as they shall judge expedient, and, with the approval of the OFR, declare a dividend from retained net profits which accrued prior to the preceding two years.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer will be required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. The Company has existing policies, procedures and systems designed to comply with these regulations, and it continues to enhance and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the FRB. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the FRB.

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

Net Operating Loss Carryovers

Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, the Company and the Bank have $5.4 million in net operating loss carryovers for federal income tax purposes which begin to expire in 2027. The utilization of these net operating loss carryovers will be restricted due to Internal Revenue Service (IRS) limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

Internal Revenue Code § 382

Under the rules of Internal Revenue Code § 382 (IRC § 382), a change in the ownership of a company limits the gross amount of net operating loss carryover a company can use per year (the annual limitation). After a change in ownership occurs, recognition of certain losses during years one to five will have an adverse effect on the utilization of the annual limitation on net operating losses. Those recognized losses will be applied to the annual limitation before the net operating losses are applied. The annual limitation is discussed in detail in Note 14. Income Taxes of the Notes contained in this Report.

Corporate Dividends-Received Deduction

The Company may exclude from its federal taxable income 100% of dividends received from the Bank as a wholly owned subsidiary pursuant to Internal Revenue Code § 243.

State Taxation

Net Operating Loss Carryovers

A corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years; however, net operating losses in Florida may only be carried forward for 20 taxable years. Through December 31, 2016, The Company and the Bank had a Florida and Georgia net operating loss carryover of $5.9 million, which begins to expire in 2027. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

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

Available Information

The Company makes available financial information, news releases and other information on the Company’s website at www.atlanticcoastbank.net. The Company’s website is not incorporated into this Report. There is a link to obtain all filings made by the Company with the SEC, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports or amendments are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the SEC. Stockholders of record may also contact the Company’s Investor Relations Department, 4655 Salisbury Road, Suite 110, Jacksonville, Florida 32256 or call (904) 559-8599 to obtain copies of these reports and amendments without charge.

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

Our nonperforming assets may increase in future periods. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonperforming loans or real estate owned. We must establish the allowance for losses inherent in the loan portfolio that are both probable and reasonably estimable through the current period provision expenses, which are recorded as a charge to income. From time to time, we also write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are substantial collections costs, such as legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance and maintenance related to OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract management from our overall supervision of operations and other income-producing activities.

Repayment risk associated with our adjustable rate loans may increase as interest rates rise.

Given the historically low interest rate environment in recent years, our adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level. As interest rates rise, such loans may involve repayment risks resulting from potentially increasing payment obligations by borrowers due to re-pricing. At December 31, 2016, there were approximately $257.8 million in adjustable rate loans, which made up 39.8% of our loan portfolio.

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

Interest rate risk can be defined as an exposure to movement in interest rates that could have an adverse impact on our net interest income. Interest rate risk arises from the imbalance in the re-pricing, maturity and/or cash flow characteristics of assets and liabilities. We are subject to interest rate risk to the degree that our interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest earning assets. Significant fluctuations in interest rates could have a material adverse impact on our business, financial condition, results of operations or liquidity.

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

The FRB maintained the federal funds rate at the historically low rate of 0.25% during 2014 and through mid-December 2015. The rate was raised to a target rate of 0.50% in December 2015 and then to a target rate of 0.75% in December 2016. It is currently unclear what the FRB intends to do in 2017. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the amount of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A similar prepayment risk exists for our investment portfolio which is primarily made up of mortgage-related securities, with the added impact of accelerated recognition of premiums paid to acquire the investment security. A significant reduction in interest income could have a negative impact on our results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect our financial condition and results of operations because higher rates may reduce the demand for loans and the value of mortgage-related investment securities.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market, including the secondary market for residential mortgage loans, could hurt our business.

As of December 31, 2016, approximately 88.7% of our portfolio loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Real estate values and the real estate markets are generally affected by a variety of factors including, but not limited to, changes in economic conditions, fluctuations in interest rates, the availability of credit, changes in tax laws and other statutes, regulations, and policies, and acts of nature. Weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing those loans, which in turn could adversely affect our profitability and asset quality. If we were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Our outstanding commercial real estate, commercial business, construction and multi-family real estate loans and our manufactured home, automobile and other consumer loans, in aggregate, accounted for approximately 48.3% of our total loan portfolio as of December 31, 2016. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties.

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

Our financial results and financial condition may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates, which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal and the Florida and Georgia state governments and other significant external events. Our market share of loans in Ware County, Georgia is significantly greater than our share of the loan market in the Jacksonville, Orlando or Tampa, Florida metropolitan areas. As a result of the concentration in Ware County, we may be more susceptible to adverse market conditions in that market. Due to the significant portion of real estate loans in the loan portfolio, decreases in real estate values could adversely affect the value of property used as collateral.

Adverse changes in the economy may also have a negative effect on the ability of borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our loan portfolio possesses increased risk due to portfolio lending during a period of rising real estate values, high sales volume activity and historically low interest rate environment. The resulting high loan-to-value ratios on a portion of our residential mortgage loan portfolio expose us to greater risk of loss.

Much of our portfolio lending is in one- to four-family residential properties generally located throughout Northeast Florida, Central Florida and Southeast Georgia. Because many of our portfolio loans were originated during a period of rising real estate values and historically low interest rates, based on the Company’s most recent analysis, approximately 5.5% of the residential loan portfolio collateral is deficient due to a decline in real estate values since origination.

Many of our residential mortgage loans are secured by liens on real property, and we believe some of our borrowers may have reduced equity. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Legislative action regarding foreclosures or bankruptcy laws may negatively impact our business, financial condition, liquidity and results of operations.

Certain laws adopted following the financial crisis delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms will in some instances require us to advance principal, interest, tax and insurance payments, which is likely to negatively impact our business, financial condition, liquidity and results of operations.

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

If the allowance for portfolio loan losses is not sufficient to cover actual portfolio loan losses, results of operations and financial condition will be negatively affected.

In the event loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to satisfy any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on our financial condition and results of operations. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance, management reviews the loan portfolio and our historical loss and delinquency experience, as well as overall economic conditions. For larger balance non-homogeneous real estate loans, the estimate of impairment is based on the underlying collateral if collateral-dependent, and if such loans are not collateral-dependent, the estimate of impairment is based on a cash flow analysis. If management’s assumptions are incorrect, the allowance may be insufficient to cover probable incurred losses in the loan portfolio, resulting in additions to the allowance for portfolio loan losses. The allowance for portfolio loan losses is also periodically reviewed by the OFR and the FDIC, who may require us to increase the amount. Additions to the allowance for portfolio loan losses would be made through increased provision expense and would negatively affect our net income and results of operations.

Operating expenses are high as a percentage of our net interest income and noninterest income, making it more difficult to maintain profitability.

Noninterest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents noninterest expense divided by the sum of our net interest income and our noninterest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2016, 2015, and 2014, our efficiency ratios were 70.1%, 103.5%, and 89.2%, respectively. Generally, this means we spent approximately $0.70, $1.04, and $0.89 during those periods to generate $1.00 of income.

If we are unable to generate noninterest income from sales of loans originated for sale, it could have an adverse effect on our business because service charges and deposit fees are expected to continue to be under pressure.

For the year ended December 31, 2016, our service charges and deposit fees were 25.1% of total noninterest income, while gains from the sale of mortgage loans and the sale of commercial loans originated for sale under government programs was 24.7% of total noninterest income. Gains earned from the sale of mortgage loans originated for sale and from the sale of commercial loans originated for sale under government programs are expected to be an increasingly larger part of our noninterest income under our business strategy. If our plans to increase our mortgage banking business and SBA/USDA lending are not successful, resulting in less loan originations or smaller levels of gains, our operating results could be materially affected.

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

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.

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

The Bank operates in very competitive markets for the attraction of deposits, the primary source of our funding. Historically, our most direct competition for deposits has come from credit unions, community banks, large commercial banks and thrift institutions within our primary market areas. In recent years, competition has also come from institutions that largely deliver their services over the internet. Such competitors have the competitive advantage of lower infrastructure costs and substantially greater resources and lending limits and may offer services we do not provide. Particularly during times of extremely low or extremely high interest rates, we have faced significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During periods of regularly increasing interest rates, competition for interest-bearing deposits increases as customers, particularly time deposit customers, tend to move their accounts between competing businesses to obtain the highest rates in the market. As a result, we incur a higher cost of funds in an effort to attract and retain customer deposits. We strive to grow our lower cost deposits, such as noninterest-bearing checking accounts, in order to reduce our cost of funds.

Wholesale funding sources may be unavailable to replace deposits at maturity and support our liquidity needs or growth, which could materially adversely impact our operating margins and profitability.

The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As part of our liquidity management, we use a number of wholesale funding sources in addition to non-maturity deposit growth and repayments and maturities of loans and investments.

Our financial flexibility will be severely constrained if we are unable to maintain our access to wholesale funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Conversion to Florida State-Chartered Bank and Bank Holding Company may subject the Company and the Bank to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

On December 27, 2016, the Bank, a wholly-owned subsidiary of the Company, consummated the conversion of its charter from that of a federally-chartered savings bank to that of a Florida state-chartered commercial bank supervised and examined by the FDIC and the OFR. On that same date, the Company also consummated its conversion from a federal savings and loan holding company to a bank holding company supervised and examined by the FRB.

As a result of these conversions, the Company and the Bank may be subject to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

Financial reform legislation has, among other things, tightened capital standards and created the CFPB and will continue to result in new laws and regulations that are expected to increase our costs of operations and compliance.

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

Among other things, as a result of the Dodd-Frank Act:

•	the OCC became the primary federal regulator for federal savings banks, such as Atlantic Coast Bank (replacing the OTS), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, which included the Company prior to December 27, 2016;

•	effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•	the FRB is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions;

•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•	the CFPB has been established with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Atlantic Coast Bank, will be examined by their applicable bank regulators; and

•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

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

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital. Beginning in 2015, our minimum capital requirements were (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required of Atlantic Coast Bank. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a CET1 ratio of 7%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us. As of December 31, 2016, the Bank would have been in compliance with the minimum capital requirements set forth in Basel III.

In addition to the higher required capital ratios that became effective in 2015, the new capital rules require new deductions from and adjustments to capital that will result in even more stringent capital requirements and changes in the ways we do business. Among other things, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the previous 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets.

Additionally, in any economic or regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for Atlantic Coast Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Higher capital requirements will reduce returns on equity and may make it more difficult to raise capital. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

The CFPB has issued a rule, effective as of January 14, 2014, designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that satisfy this “qualified mortgage” safe-harbor will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain features, including, but not limited to: (i) excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); (ii) interest-only payments; (iii) negative-amortization; and (iv) terms longer than 30 years. Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time-consuming to make these loans, which could adversely impact our growth or profitability.

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

Florida financial institutions face a higher risk of noncompliance and enforcement actions with the Bank Secrecy Act and other Anti-Money Laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on Anti-Money Laundering and Bank Secrecy Act compliance requirements, particularly the Anti-Money Laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to institutions’ Bank Secrecy Act and Anti-Money Laundering compliance. Consequently, a number of formal enforcement actions have been issued against Florida financial institutions.

In order to comply with regulations, guidelines, and examination procedures in this area, the Bank has been required to adopt new policies and procedures and to install new systems. If the Bank or future Bank acquisitions have policies, procedures, and systems that are deemed deficient, then the Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan including its acquisition plans.

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

We may face risks with respect to future expansion.

To supplement our current growth strategy, we may engage in additional de novo branch expansion, expansion through acquisitions of existing branches of other financial institutions, or the acquisition of existing financial institutions. Branch expansion, acquisitions and mergers involve a number of risks, including, but not limited to the following:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners, and negotiations and consummation of any such transaction;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing stockholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand and can give no assurance that such expansion will result in the levels of profits we would expect. We may issue equity securities, including common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our stockholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or, after giving effect to the acquisition that we will achieve profits comparable to, or better than, our historical experience.

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

Third parties provide key components of our business infrastructure, such as banking services, processing, and internet connections and network access.  Any disruption in such services provided by these third parties or any failure of these third parties to handle currently or  higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business.  Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.  Further, in some instances we may be responsible for the failure of such third parties to comply with government regulations.  We may not be insured against all types of losses as a result of third party failures and our insurance coverage may not be inadequate to cover all losses resulting from system failures or other disruptions.  Failures in our business infrastructure could interrupt the operations or increase the cost of doing business.

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

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if any of our employees cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems or if one of our third-party service providers experiences an operational breakdown or failure. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

The Bank is currently subject to extensive laws and regulations, as well as supervision and examination by the FDIC (which insures the Bank’s deposits) and the OFR. As a bank holding company, we are also currently subject to regulation and supervision by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities. Intended to protect clients, depositors, the deposit insurance fund, and the overall financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations or restrictions on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to the Company, restrict the ability of institutions to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than U.S. GAAP, among other things.

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

Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, approximately 19,000 shares per day in 2016, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. If our Market Value of Publicly Held Shares (as defined under NASDAQ rules) falls below $5.0 million or the price per share of the common stock falls below $1.00 for a specified amount of time, under applicable NASDAQ rules, we will generally have 180 calendar days from the date of the receipt of the notification from NASDAQ that we have failed to comply with its applicable listing standards to regain compliance with those standards. If we are unable to regain compliance, we may have to transfer the listing of our common stock to the NASDAQ Capital Market or begin trading on the over-the-counter market, which may adversely affect the trading market for our shares.

Our ability to pay dividends is limited.

We have not paid dividends to our common stockholders since July 2009. Our ability to pay dividends is limited by regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. The Company’s primary source of funds available for the payment of dividends is the dividend payments we receive from Atlantic Coast Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, Florida state-chartered commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except no bank may pay a dividend at any time such that the total of net income for the current year when combined with retained net income from the preceding two years, produces a loss. We cannot provide assurances that we will be able to pay dividends to common stockholders in the future, and, if we are able to pay dividends, we cannot provide assurances as to the amount or timing of any such dividends. If we are able to pay dividends in the future, we cannot provide assurances that those dividends will be maintained, at the same level or at all, in future periods.

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

The Company is a bank holding company subject to supervisory regulation and examination by the FRB. The Home Owners’ Loan Act, the Dodd-Frank Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. These laws may discourage certain persons from acquiring control of us. Additionally, federal and state approval requirements may delay or prevent certain persons from acquiring us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2016, the Company had ten full-service branch offices, one drive-up facility, office space for the home and executive offices (which includes a drive-up ATM) and five lending offices. The Company owns many of these locations; however, the home and executive offices in Jacksonville, Florida, the branch location in Orange Park, Florida, and the five lending offices are all leased.

Management believes the Company’s facilities are suitable for their intended purposes and adequate to support its current and projected business needs. Management continuously reviews the branch and office locations in order to improve the visibility and accessibility of the Bank.

The following table provides a list of the Company’s offices as of December 31, 2016:

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date (if applicable)	as of December 31, 2016
			(Dollars in Thousands)

Home and Executive Offices:
4655 Salisbury Road, Suites 110 & 350	Leased	May 2020	$167
Jacksonville, Florida 32256

Branch Offices:
10328 Deerwood Park Blvd.	Owned	n/a	1,574
Jacksonville, Florida 32256

8048 Normandy Blvd.	Owned	n/a	856
Jacksonville, Florida 32221

2766 Race Track Road	Owned	n/a	1,758
Jacksonville, Florida 32259

930 University Avenue North	Owned	n/a	910
Jacksonville, Florida 32211

1700 South Third Street	Owned	n/a	1,500
Jacksonville Beach, Florida 32200

1425 Atlantic Blvd.	Owned	n/a	3,410
Neptune Beach, Florida 32233

1567 Kingsley Avenue	Leased	September 2017	476
Orange Park, Florida 32073

1390 South Gaskin Avenue	Owned	n/a	340
Douglas, Georgia 31533

505 Haines Avenue	Owned	n/a	2,115
Waycross, Georgia 31501

2110 Memorial Drive	Owned	n/a	525
Waycross, Georgia 31501

Drive-Up Facility:
400 Haines Avenue	Owned	n/a	51
Waycross, Georgia 31501

Lending Offices:
605 Crescent Executive Court, Suite 112	Leased	November 2018	49
Lake Mary, Florida 32746

711 South Howard Avenue, Unit 2	Leased	January 2017 (1)	1
Tampa, Florida 33606

107 Hampton Road, Suite 200	Leased	February 2019	5
Clearwater, Florida 33759

400 Main Street, Cottage 6E	Leased	January 2017 (2)	3
Saint Simons Island, Georgia 31522

617 Stephenson Avenue	Leased	February 2019	15

Savannah, Georgia 31405

(1)	This lease term was not extended, subsequent to December 31, 2016.
(2)	This lease term was extended through January 2018, subsequent to December 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 1, 2017, there were 15,509,061 shares of common stock issued and outstanding, with approximately 2,300 stockholders, including stockholders of record and beneficial stockholders.

The Company paid quarterly cash dividends from May 2005 until September 2009, at which time the Company suspended its regular quarterly cash dividend. Future cash dividend payments by the Company and the amount thereof will depend on a number of factors, including financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that the Company’s Board of Directors may deem relevant and will also be substantially dependent on cash dividends the Company receives from its subsidiary, the Bank. The Bank is limited in the amount of cash dividends that may be paid, and such amount is based on the Bank’s net earnings of the current year combined with the Bank’s retained earnings of the preceding two years, as defined by state banking regulations. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

The following table sets forth the quarterly high and low sales prices and cash dividends declared on the Company’s common stock for the years ended December 31, 2016 and 2015:

	High	Low	Cash Dividends
Fiscal 2016:
Fourth quarter (October 1 – December 31)	$7.35	$6.26	$0.00
Third quarter (July 1 – September 30)	6.95	5.84	0.00
Second quarter (April 1 – June 30)	6.50	5.53	0.00
First quarter (January 1 – March 31)	6.20	5.16	0.00

Fiscal 2015:
Fourth quarter (October 1 – December 31)	$6.50	$5.03	$0.00
Third quarter (July 1 – September 30)	6.75	4.32	0.00
Second quarter (April 1 – June 30)	4.60	3.93	0.00
First quarter (January 1 – March 31)	4.20	3.60	0.00

The Company did not repurchase any shares of its common stock during the year ended December 31, 2016.

The table below sets forth information, as of December 31, 2016, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3) (4)
Equity compensation plans approved by stockholders	20,776	$14.95	500,000
Equity compensation plans not approved by stockholders	−	−	−
Total	20,776	$14.95	500,000

(1)	Consists of options to purchase 20,776 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	In accordance with its provisions, the Atlantic Coast Federal Corporation 2005 Stock Option Plan was terminated on July 27, 2015; therefore, no securities remain available for future issuance under this plan.
(4)	The Atlantic Coast Financial Corporation 2016 Omnibus Incentive Plan was approved at the Company’s 2016 Annual Meeting of Stockholders; therefore, 500,000 securities are available for future issuance under this plan.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company at and for the years indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data herein.

Selected Consolidated Balance Sheet Data

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)

Total assets	$907,459	$857,198	$706,498	$733,633	$772,619
Cash and cash equivalents	59,893	23,581	22,398	114,194	67,828
Total investment securities	65,293	120,110	136,618	178,998	159,745
Portfolio loans, net	639,245	603,507	446,870	371,956	421,201
Other loans (held-for-sale and warehouse)	87,724	50,665	41,191	22,179	72,568
Federal Home Loan Bank stock, at cost	8,792	9,517	6,257	5,879	7,260

Deposits	628,413	555,821	440,780	460,098	499,760
Total borrowings	188,758	217,534	189,967	202,800	227,800

Total stockholders’ equity	87,018	80,738	72,336	65,525	40,260

Selected Consolidated Statement of Operations Data

	Years Ended December 31,
	2016		2015		2014		2013		2012
	(Dollars in Thousands, Except Share Information)
Total interest and dividend income		$33,889		$29,796		$28,135		$28,836		$33,505
Total interest expense		7,417		8,686		10,512		12,695		14,270
Net interest income		26,472		21,110		17,623		16,141		19,235

Provision for portfolio loan losses		619		807		1,266		7,026		12,491
Net interest income after provision for portfolio loan losses		25,853		20,303		16,357		9,115		6,744
Total noninterest income		9,247		6,850		6,439		6,328		10,096
Total noninterest expense		25,050		28,942		21,469		26,849		23,357
Income (loss) before income tax expense (benefit)		10,050		(1,789)		1,327		(11,406)		(6,517)

Income tax expense (benefit)		3,632		(9,507)		−		−		150
Net income (loss)		$6,418		$7,718		$1,327		$(11,406)		$(6,667)

Income (loss) per common share:
Basic		$0.42		$0.50		$0.09		$(3.23)		$(2.67)
Diluted		$0.42		$0.50		$0.09		$(3.23)		$(2.67)

Dividends declared per common share	$	−	$	−	$	−	$	−	$	−

Selected Consolidated Financial Ratios and Other Data

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Interest rate:
Net interest spread (1)	3.01%	2.81%	2.41%	2.18%	2.42%
Net interest margin (2)	3.12%	2.95%	2.61%	2.31%	2.58%

Performance ratios:
Return (loss) on average total assets	0.72%	1.00%	0.19%	(1.55)%	(0.85)%
Return (loss) on average stockholders’ equity	7.54%	9.94%	1.89%	(30.45)%	(14.51)%
Ratio of operating expense to average total assets	2.81%	3.75%	3.01%	3.64%	2.99%
Efficiency ratio (3)	70.13%	103.51%	89.22%	119.49%	79.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.29%	111.67%	113.29%	107.14%	108.11%
Dividend payout ratio	− %	− %	− %	− %	− %

Credit and liquidity ratios:
Nonperforming assets to total assets	1.44%	0.87%	1.20%	1.17%	4.26%
Nonperforming portfolio loans to total portfolio loans	1.57%	0.69%	1.00%	0.89%	5.76%
Allowance for portfolio loan losses to nonperforming portfolio loans	80.38%	183.31%	156.71%	205.44%	43.76%
Allowance for portfolio loan losses to total portfolio loans	1.26%	1.27%	1.57%	1.83%	2.52%
Net charge-offs to average outstanding portfolio loans	0.03%	0.04%	0.27%	2.77%	3.59%

Capital Ratios:
Average stockholders’ equity to average total assets	9.5%	10.1%	9.9%	5.1%	5.9%
Total capital to risk weighted assets	14.8%	13.9%	17.6%	20.5%	9.8%
Common equity tier 1 capital to risk weighted assets	13.6%	12.7%	n/a	n/a	n/a
Tier 1 capital to risk weighted assets	13.6%	12.7%	16.4%	19.2%	8.6%
Tier 1 capital to adjusted assets	9.4%	9.5%	10.4%	9.7%	5.1%

Other Data:
Number of full-service branch offices	10	11	11	11	11
Number of loans	6,319	6,270	6,588	6,835	7,889
Number of deposit accounts	30,615	33,769	34,438	35,960	37,681

(1)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Net interest margin represents net interest income divided by average interest earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include noninterest-bearing and interest-bearing demand, savings and money market, and time deposit accounts with terms ranging from three months to five years. Deposits are primarily solicited in the Bank’s market areas of the Northeast Florida and Southeast Georgia to fund loan demand and other liquidity needs; however, late in 2015 the Bank also started soliciting deposits in Central Florida.

See Item 1. Business and Item 8. Financial Statements and Supplementary Data in this Report for further information related to financial condition and results of operation.

Business Strategy

Overview

Our primary objective is to operate a community-oriented financial institution, serving customers in our market areas while providing stockholders with a solid long-term return on capital. Accomplishing this objective will require financial strength based on a strong capital position and the implementation of business strategies designed to keep the Company profitable consistent with safety and soundness considerations. The Company’s operating strategies are focused on increasing revenues from traditional small business commercial lending, including SBA and USDA lending activity, mortgage banking through the Bank’s internal mortgage loan origination platform, and warehouse loans held-for-investment origination. In addition, the Company will focus on a conservative credit culture designed to keep nonperforming assets at a low level. Finally, the Company will seek to increase non-maturity deposits through added customer relationships to improve our cost of funds and to help further reduce our cost structure.

Management has pursued, and plans to continue to pursue, various options to aid in the steady improvement of the Company’s financial condition and results of operations. The following are the key elements of our business strategy:

Increasing Revenue By Continuing to Focus on Commercial Lending to Small Businesses, Continuing to Build Our Internal Mortgage Originations, and Growing Our Warehouse Loans Held-For-Investment Operations. In 2014, the Bank began emphasizing increased production in commercial lending to small businesses. As a result, at December 31, 2016, our commercial real estate and commercial business loans totaled $162.1 million, or 25.3% of our loan portfolio. Since the beginning of 2014, the Bank has emphasized the origination of one- to four-family residential mortgage loans in Northeast Florida and Southeast Georgia, and expanded into Central Florida in the beginning of 2015. At December 31, 2016, our one- to four-family residential loan portfolio was $276.2 million, or 43.1% of our loan portfolio. Additionally, during 2012, management shifted our business model to include an emphasis on growth in warehouse loans held-for-investment lending.

•	Commercial lending strategy. Management plans to increase commercial business lending and owner-occupied commercial real estate lending with an emphasis on small businesses. The Bank intends to participate in government programs relating to commercial business loans, such as the programs administered by the USDA and the SBA. The Company generally sells the guaranteed portion of SBA and USDA loans to investors at attractive premiums. Our focus on owner-occupied commercial real estate loans will be to professional service businesses. The Bank does not intend to originate or purchase higher risk loans, such as commercial real estate development projects or land acquisition and development loans.

•	Internal mortgage originations strategy. Early in 2014, the Bank reentered the business of originating one- to four-family residential loans for investment, and intends to continue originating such loans internally. Additionally, the Bank intends to originate one- to four-family residential loans for sale on the secondary market to supplement noninterest income.

•	Warehouse loans held-for-investment lending strategy. In the latter part of 2009, the Bank began a program for warehouse loans held-for-investment lending where we finance lines of credit secured by one- to four-family residential loans originated under purchase and assumption agreements by third-party originators and hold a lien position for a short duration (usually less than 30 days) while earning interest and often a fee until a sale is completed to an investor. During 2012, management started emphasizing growth in this business by expanding relationships with existing counterparties, as well as establishing relationships with new counterparties. The Bank expects to continue modestly expanding this aspect of mortgage banking in the future.

Continuing Our Proactive Approach to Keeping Nonperforming Assets at a Low Level Through Aggressive Resolution and Disposition Initiatives. As a result of management’s proactive strategy, our nonperforming assets were $13.0 million at December 31, 2016. Management plans to continue to use a proactive strategy to keep nonperforming assets at a low level through loan workout programs with borrowers and enhanced collection practices.

•	A conservative charge-off policy. Management utilizes a conservative charge-off strategy for one- to four-family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became nonaccruing, generally when loans are 90 days or more past due.

•	Loan workout programs with borrowers. The Bank is committed to working with responsible borrowers to renegotiate loan terms. The Bank had $34.8 million in TDRs (including $20.3 million of TDRs performing for more than 12 months under the modified terms) at December 31, 2016. TDRs avoid the expense of foreclosure proceedings and holding and disposition expenses of selling foreclosed property and provide us increased interest income.

•	Nonperforming asset sales. As a part of the Bank’s workout program, the Bank continues to accept short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us when this action represents the least costly resolution for the Company. Also, when necessary, in order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank may sell certain nonperforming loans through national loan sales of distressed assets, which may mitigate future losses. During 2016, the Bank did not sell any nonperforming assets through bulk distressed asset sales and does not intend to use bulk distressed asset sales in the near future.

•	Credit risk management. The Bank is committed to enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of the Bank’s Board of Directors was established to evaluate and monitor system, market and credit risk. In 2012, the Bank established a broad problem asset resolution program and developed enhanced asset workout plans for each criticized asset.

Strengthening Our Retail Franchise By Growing Noninterest-bearing Deposits and Reducing Our Overall Cost of Deposits. We believe a successful retail franchise results from a strong core customer base that focuses on noninterest-bearing deposits within an overall deposit strategy that offers interest rates that are competitive to its markets, but in line with the overall interest rate environment. Therefore, we remain committed to generating lower-cost and more stable noninterest-bearing deposits and offering our customers other deposit products with interest rates that are fair and meet their financial needs. The Bank complements its attractive deposit products with excellent customer service and a comprehensive marketing program. The Bank will continue to build a core customer base by offering noninterest-bearing and other non-maturity deposits to individuals, businesses and municipalities located in our market areas. Our noninterest-bearing deposits were $59.7 million at December 31, 2016. Total cost of deposits (interest expense on deposits as compared to total average deposits) for the full year of 2016 was 0.62%. In addition to improving our interest rate spread, noninterest-bearing deposits also contribute noninterest income from account related services.

Reducing Our Expense Base. The Company has historically operated with a high cost structure as it has implemented growth and new business activities. During the second quarter of 2015, in an effort to reduce interest expense, the Company executed multiple transactions to prepay $56.3 million of its repurchase agreements and $60.0 million of its FHLB advances, as well as completing a restructure of $50.0 million of its FHLB advances, which reduced the weighted average interest rate on our wholesale debt from 3.32% (immediately prior to the completion of such transactions) to 0.87% (as of the completion of such transactions). The weighted average interest rate on our wholesale debt was 1.26% as of December 31, 2016. Additionally, in order to improve the Company’s profitability, we continue to emphasize expense reduction initiatives in order to reduce operating costs that do not add value to our other business strategies. We intend to continue this focus in order to eliminate non-value added expenses and activities.

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

The allowance was $8.2 million, or 1.3%, and $7.7 million, or 1.3%, of total loans outstanding at December 31, 2016 and 2015, respectively. The provision expense for each quarter of 2016, 2015 and 2014, and the total for the respective years is as follows:

	2016	2015	2014
	(Dollars in Millions)

First quarter	$0.2	$0.2	$0.5
Second quarter	0.2	0.2	0.3
Third quarter	0.2	0.2	0.3
Fourth quarter	0.1	0.2	0.2
Total provision for portfolio loan losses (1)	$0.6	$0.8	$1.3

(1)	May not foot due to rounding.

The amount of the allowance and related provision expense can vary over long-term and short-term periods. Changes in economic conditions, the composition of the loan portfolio, and individual borrower conditions can dramatically impact the required level of allowance, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance allocated to individually evaluated loan relationships was $0.5 million and $0.3 million at December 31, 2016 and 2015, respectively. Given the constantly shifting real estate market coupled with changes in borrowers’ financial condition, changes in collateral values, and the overall economic uncertainty that continues to persist, management believes there could be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

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

Fair Value of Investment Securities

Investment securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. Investment securities held-to-maturity are carried at amortized cost. The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or model-based techniques that use significant assumptions not observable in the market (Level 3).

Management evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date. The Company recorded no OTTI for the years ended December 31, 2016, 2015 and 2014.

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

Deferred Income Taxes

After previously converting to a federally-chartered savings bank, the Bank became a taxable organization and, after the Bank’s recent charter conversion, remains a taxable organization as a Florida state-chartered commercial bank. Income tax expense, or benefit, is the total of the current year income tax due, or refundable, and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates and operating loss carryovers. The Company’s principal deferred tax assets result from the allowance for portfolio loan losses and operating loss carryovers. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization. Since the Bank’s transition to a taxable organization, the Company has recorded income tax expense based upon management’s interpretation of the applicable tax regulations. Positions taken by the Company in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review by taxing authorities of the positions taken by management could result in a material adjustment to the financial statements.

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

Comparison of Financial Condition at December 31, 2016 and 2015

General

Total assets increased $50.3 million, or 5.9%, to $907.5 million at December 31, 2016, as compared to $857.2 million at December 31, 2015. The increase in assets was funded primarily by increases in non-maturing deposits of $66.7 million, time deposits of $5.9 million, and stockholders’ equity of $6.3 million, as discussed below, partially offset by a reduction of $18.8 million in FHLB advances and $10.0 million in repurchase agreements. Cash and cash equivalents increased $36.3 million, net portfolio loans increased $35.7 million, and other loans increased $37.0 million, while investment securities decreased $54.8 million. Total deposits increased $72.6 million, or 13.1%, to $628.4 million at December 31, 2016, from $555.8 million at December 31, 2015. Noninterest-bearing demand accounts increased $12.5 million, interest-bearing demand accounts increased by $0.9 million, savings and money market accounts increased $53.3 million, and time deposits increased by $5.9 million during the year ended December 31, 2016. Total borrowings decreased by $28.8 million to $188.7 million at December 31, 2016, from $217.5 million at December 31, 2015, due to the aforementioned decrease in FHLB advances and the aforementioned reduction in repurchase agreements during 2016. Stockholders’ equity increased by $6.3 million to $87.0 million at December 31, 2016, from $80.7 million at December 31, 2015, primarily due to net income of $6.4 million, partially offset by other comprehensive loss of $0.3 million for the year ended December 31, 2016.

Following are the summarized comparative balance sheets as of December 31, 2016 and 2015:

	December 31,	December 31,	Increase / (Decrease)
	2016	2015	Amount	%
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$59,893	$23,581	$36,312	154.0%
Investment securities	65,293	120,110	(54,817)	(45.6)%
Portfolio loans	647,407	611,252	36,155	5.9%
Allowance for portfolio loan losses	8,162	7,745	417	5.4%
Portfolio loans, net	639,245	603,507	35,738	5.9%
Other loans (held-for-sale and warehouse loans held-for-investment)	87,724	50,665	37,059	73.1%
Other Assets	55,304	59,335	(4,031)	(6.8)%
Total assets	$907,459	$857,198	$50,261	5.9%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$59,696	$47,208	$12,488	26.5%
Interest-bearing demand	106,004	105,159	845	0.8%
Savings and money market	224,987	171,664	53,323	31.1%
Time	237,726	231,790	5,936	2.6%
Total deposits	628,413	555,821	72,592	13.1%
Securities sold under agreements to repurchase	−	9,991	(9,991)	(100.0)%
Federal Home Loan Bank advances	188,758	207,543	(18,785)	(9.1)%
Accrued expenses and other liabilities	3,270	3,105	165	5.3%
Total liabilities	820,441	776,460	43,981	5.7%
Total stockholders’ equity	87,018	80,738	6,280	7.8%
Total liabilities and stockholders’ equity	$907,459	$857,198	$50,261	5.9%

Cash and Cash Equivalents

Cash and cash equivalents increased $36.3 million to $59.9 million at December 31, 2016 from $23.6 million at December 31, 2015. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $54.8 million to $65.3 million at December 31, 2016, from $120.1 million at December 31, 2015, primarily due to the sale of $72.7 million of investment securities during 2016, as the market provided an opportunity to sell certain investment securities, which had low fixed-rate yields, at a net gain. These strategic sales of investment securities have helped the Company neutralize its interest rate sensitivity in a rising-rate environment. The impact of these transactions was partially offset by the purchase of $30.0 million of investment securities during 2016, while the remaining proceeds were used to fund loan growth.

As of December 31, 2016 and 2015, all of the $65.3 million and $120.1 million, respectively, of investment securities were classified as available-for-sale.

As of December 31, 2016, no investment securities were pledged as collateral for the repurchase agreements or FHLB advances. Additionally, $50.4 million, or 77.2%, of the debt securities held by the Company as of December 31, 2016, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of December 31, 2016 and 2015, excluding loans held-for-sale and warehouse loans held-for-investment:

	December 31, 2016	% of Total Portfolio Loans	December 31, 2015	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$276,193	43.1%	$276,286	45.8%
Multi-family	70,452	11.0%	83,442	13.9%
Commercial	104,143	16.3%	61,613	10.2%
Land	17,218	2.7%	16,472	2.7%
Total real estate loans	468,006	73.1%	437,813	72.6%
Real estate construction loans:
One- to four-family	22,687	3.5%	22,526	3.7%
Commercial	14,432	2.3%	12,527	2.1%
Acquisition and development	−	− %	−	− %
Total real estate construction loans	37,119	5.8%	35,053	5.8%
Other portfolio loans:
Home equity	37,748	5.9%	41,811	6.9%
Consumer	39,232	6.1%	44,506	7.4%
Commercial	57,947	9.1%	44,076	7.3%
Total other portfolio loans	134,927	21.1%	130,393	21.6%

Total portfolio loans	640,052	100.0%	603,259	100.0%
Allowance for portfolio loan losses	(8,162)		(7,745)
Net deferred portfolio loan costs	5,685		5,465
Premiums and discounts on purchased loans, net	1,670		2,528
Portfolio loans, net	$639,245		$603,507

Total portfolio loans increased $36.8 million, or 6.1%, to $640.1 million at December 31, 2016, as compared to $603.3 million at December 31, 2015, primarily due to originations of $33.4 million of one- to four-family residential mortgages and $41.6 million of commercial real estate loans, as well as the purchase of $7.1 million of commercial real estate loans, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the year ended December 31, 2016. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loans growth was also partially offset by gross loan charge-offs of $1.1 million and transfers to OREO of nonperforming loans of $0.3 million during 2016.

All portfolio loans originated to small businesses, including SBA and USDA loans originated internally and held-for-sale (SBA/USDA loans held-for-sale) are included in the commercial category of the Company’s real estate construction loans or other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the commercial category of the Company’s real estate construction loans or other portfolio loans, was $10.7 million and $7.7 million at December 31, 2016 and 2015, respectively. The Company plans to expand this business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of December 31, 2016, first mortgages (including residential construction loans) and home equity loans totaled $336.6 million, or 52.6% of total portfolio loans. Approximately $22.6 million, or 60.0%, of loans recorded as home equity loans and $321.5 million, or 95.5%, of loans collateralized by one- to four-family residential properties were in a first lien position as of December 31, 2016.

The composition of first mortgages and home equity loans by state as of December 31, 2016 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$201,276	$47,489	$27,428	$276,193
Home equity and lines of credit	19,789	17,222	737	37,748
One- to four-family construction loans	21,966	721	−	22,687
	$243,031	$65,432	$28,165	$336,628

Allowance for Portfolio Loan Losses

The allowance was $8.2 million, or 1.3% of total portfolio loans, at December 31, 2016, compared to $7.7 million, or 1.3% of total portfolio loans, at December 31, 2015.

The Company increased its allowance component relating to qualitative factors by $3.4 million at December 31, 2016, compared with December 31, 2015, primarily in recognition of its continued growth in commercial real estate and other commercial loans during 2016. This additional qualitative component substantially offset the favorable effect from declining historical losses in the 3-year lookback period. While components in the general allowance varied between December 31, 2016 and 2015, the Company maintained a consistent overall level in its general allowance.

The activity in the allowance for the year ended December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)

Balance at beginning of year	$7,745	$7,107

Charge-offs:
Real estate loans:
One- to four-family	(353)	(313)
Multi-family	−	−
Commercial	−	−
Land	−	(56)
Real estate construction loans:
One- to four-family	−	−
Commercial	−	−
Acquisition and development	−	−
Other portfolio loans:
Home equity	(141)	(146)
Consumer	(566)	(540)
Commercial	(91)	−
Total charge-offs	(1,151)	(1,055)

Recoveries:
Real estate loans:
One- to four-family	561	356
Multi-family	−	8
Commercial	−	51
Land	32	138
Real estate construction loans:
One- to four-family	−	−
Commercial	−	−
Acquisition and development	−	−
Other portfolio loans:
Home equity	45	56
Consumer	310	277
Commercial	1	−
Total recoveries	949	886

Net charge-offs	(202)	(169)
Provision for portfolio loan losses	619	807
Balance at end of year	$8,162	$7,745

Net charge-offs to average outstanding portfolio loans	0.03%	0.04%

Net charge-offs were virtually flat during the year ended December 31, 2016 compared with those in 2015, remaining very low at 0.03% of average portfolio loans in 2016 compared to 0.04% in 2015.

Below is a comparative composition of nonperforming assets (excluding TDRs) as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$1,533	$2,932
Multi-family	−	−
Commercial	2,276	128
Land	5,548	44
Real estate construction loans:
One- to four-family	−	−
Commercial	−	−
Acquisition and development	−	−
Other portfolio loans:
Home equity	58	429
Consumer	237	423
Commercial	502	269
Total nonperforming loans	10,154	4,225
Other real estate owned	2,886	3,232
Total nonperforming assets	$13,040	$7,457

Nonperforming loans to total portfolio loans	1.6%	0.7%
Nonperforming assets to total assets	1.4%	0.9%

Nonperforming loans were $10.1 million, or 1.6% of total portfolio loans, at December 31, 2016, as compared to $4.2 million, or 0.7% of total portfolio loans, at December 31, 2015. The increase in nonperforming loans was primarily due to two performing loans, totaling $7.5 million, becoming nonperforming, partially offset by the transfer of $0.3 million in nonperforming loans to OREO and principal reductions and loan pay-offs of existing nonperforming loans. The two loans which became nonperforming were originated prior to the 2008 credit crisis, were excluded from the bulk sale in 2013, and were already classified as TDRs; however, both loans are carried below their respective collateral fair values and we do not anticipate any additional losses in resolving them.

During the past few years, and continuing through 2016, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of December 31, 2016, total nonperforming one- to four-family residential and home equity loans of $1.6 million was derived from $1.7 million in contractual balances that had been written-down to the estimated fair value of their collateral, less estimated selling costs, at the date the applicable loan was classified as nonperforming. Further declines in the fair value of the collateral, or a decision to sell such loans as distressed assets, could result in additional losses. As of December 31, 2016 and December 31, 2015, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $2.9 million at December 31, 2016, down $0.3 million from $3.2 million at December 31, 2015, as the Company had sales of OREO of $0.6 million, which was partially offset by transfers from nonperforming loans into OREO of $0.3 million. The OREO balances at both December 31, 2016 and 2015 included a commercial real estate property, representing the majority of each balance. As of both December 31, 2016 and 2015, the carrying value of such commercial real estate property was $2.5 million. The Company recorded losses on foreclosed assets of $0.3 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$611	$218	$437	$	−
Nonperforming (1)	10,154	260	1,413		83
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	308	2	8,453		218
Performing troubled debt restructurings – residential	26,229	2,231	25,545		2,076
Total impaired loans	$37,302	$2,711	$35,848		$2,378

(1)	Balances include nonperforming TDR loans of $8.2 million as of December 31, 2016 and nonperforming TDR loans of $1.0 million as of December 31, 2015. There were $0.2 million of specific reserves for these nonperforming TDRs as of December 31, 2016, while there were no specific reserves for these nonperforming TDRs as of December 31, 2015.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $34.8 million as of December 31, 2016, as compared to $35.0 million at December 31, 2015. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At December 31, 2016, approximately $20.3 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Other loans:
Held-for-sale	$7,147	$6,591
Warehouse loans held-for-investment	80,577	44,074
Total other loans	$87,724	$50,665

Other loans increased $37.0 million, or 73.1%, to $87.7 million at December 31, 2016, as compared to $50.7 million at December 31, 2015, primarily due to an increase in both originations of mortgage loans held-for-sale and warehouse loans held-for-investment. The increase in mortgage loans held-for-sale was primarily due to our overall balance sheet strategy, which currently emphasizes originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio. The increase in warehouse loans held-for-investment was primarily due to expanded relationships with current counterparties, as well as relationships with new counterparties.

The Company internally originated $72.3 million and sold $69.7 million of mortgage loans held-for-sale during the year ended December 31, 2016. The Company internally originated $35.3 million and sold $37.7 million of mortgage loans held-for-sale during the year ended December 31, 2015. The gain recorded on sales of mortgage loans held-for-sale during 2016 and 2015 was $1.0 million and $0.8 million, respectively. During the year ended December 31, 2016, the Company internally originated $13.6 million and sold $15.8 million of SBA/USDA loans held-for-sale, compared to originations of $3.9 million and sales of $6.6 million during the year ended December 31, 2015. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during 2016 and 2015 was $1.0 million and $0.7 million, respectively. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $1.8 billion and $1.8 billion, respectively, for the year ended December 31, 2016, as compared to originations and sales of $1.1 billion and $1.1 billion, respectively, for the year ended December 31, 2015. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for 2016 and 2015 of $2.7 million and $1.9 million, respectively. For the year ended December 31, 2016, the weighted average number of days outstanding of warehouse loans held-for-investment was 12 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

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

As of December 31, 2016, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of December 31, 2016. The valuation allowance was $0.1 million as of December 31, 2015.

The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year.

Deposits

Total deposits were $628.4 million at December 31, 2016, an increase of $72.6 million from $555.8 million at December 31, 2015. The increase was comprised of an increase of $66.7 million in non-maturing deposits and an increase of $5.9 million in time deposits. Additionally, the Company sold $13.7 million of deposits in a branch sale transaction during the second quarter of 2016.

Non-maturing deposits increased to $390.7 million at December 31, 2016, due to a $12.5 million increase in noninterest-bearing demand deposits, a $0.9 million increase in interest-bearing demand deposits and a $53.3 million increase in savings and money market deposits. The increase in non-maturing deposits was due to our continued development of commercial relationships. Time deposits increased to $237.7 million as of December 31, 2016, due to an increase of $18.7 million in deposits related to a retail certificates of deposit promotion and an increase of $9.0 million in brokered deposits, partially offset by a decrease of $15.4 million in our standard certificates of deposit and a decrease of $6.4 million in non-brokered Internet certificates of deposit.

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

Securities Sold Under Agreements to Repurchase

The Company had no outstanding balance on repurchase agreements as of December 31, 2016 and had repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the years ended December 31, 2016, 2015 and 2014, is summarized as follows:

	December 31, 2016			December 31, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance outstanding during the period		$82		$31,370	$69,075
Maximum month-end balance during the period	$	−		$66,300	$78,300
Weighted average coupon interest rate during the period		0.80%		4.89%	4.96%
Weighted average coupon interest rate at end of period		−	%	0.80%	4.94%
Weighted average maturity (months)		−		−	30

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

The Company had no investment securities posted as collateral under this new repurchase agreement as of December 31, 2016, while $10.1 million in investment securities were posted as collateral under this new repurchase agreement as of December 31, 2015.

Federal Home Loan Bank Advances

As of December 31, 2016 and 2015, advances from the FHLB were as follows:

	December 31, 2016		December 31, 2015
	(Dollars in Thousands)

Maturity on February 10, 2016, fixed rate at 0.35%	$	−	$20,000
Maturity on June 20, 2016, fixed rate at 0.50%		−	55,000
Maturity on June 22, 2016, fixed rate at 0.54%		−	47,500
Maturity on January 30, 2017, fixed rate at 0.61%		50,000	−
Maturity on June 20, 2017, fixed rate 0.73%		833	2,500
Maturity on June 20, 2017, fixed rate 0.91%		10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%		10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%		2,500	3,500
Maturity on December 23, 2019, adjustable rate at 2.43% (1)		−	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)		−	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)		−	15,000
Maturity on June 8, 2021, fixed rate at 2.59%		20,000	−
Maturity on June 8, 2021, fixed rate at 2.58%		15,000	−
Maturity on June 8, 2021, fixed rate at 2.58%		15,000	−
Daily rate credit, no maturity date, adjustable rate at 0.80% as of December 31, 2016 and at 0.49% as of December 31, 2015		65,000	10,000
Prepayment penalties (2)		−	(1,382)
Total		$188,758	$207,543

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.
(2)	The prepayment penalties as of December 31, 2015, were amortized through June 2016.

The FHLB advances had a weighted-average maturity of 16 months and a weighted-average rate of 1.26% at December 31, 2016. The Company had $371.1 million in portfolio loans posted as collateral for these advances as of December 31, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $92.1 million at December 31, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of December 31, 2016, fair value exceeded the book value of the individual advances by $1.1 million, which was collateralized by portfolio loans (included in the $371.1 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $41.2 million as of December 31, 2016.

Stockholders’ Equity

Stockholders’ equity increased by $6.3 million to $87.0 million at December 31, 2016 from $80.7 million at December 31, 2015, due to net income of $6.4 million, partially offset by other comprehensive loss of $0.3 million for the year ended December 31, 2016. The other comprehensive loss during 2016, which increased the Company’s accumulated other comprehensive loss as of December 31, 2016, was primarily due to a negative change in the fair value of investment securities as interest rates increased at the end of 2016, and was also affected by the sale of investment securities during 2016, resulting in realized gains.

The Company’s equity to assets ratio increased to 9.6% at December 31, 2016, from 9.4% at December 31, 2015. As of December 31, 2016, the Bank’s total risk based capital to risk-weighted assets ratio was 14.83%, Common Equity Tier 1 capital to risk-weighted assets ratio was 13.58%, Tier 1 capital to risk-weighted assets ratio was 13.58% and Tier 1 capital to adjusted assets ratio was 9.44%. These ratios as of December 31, 2015 were 13.91%, 12.66%, 12.66% and 9.49%, respectively. The increase in capital ratios as of December 31, 2016, compared with those as of December 31, 2015, was primarily due to an increase in capital and an increase in cash and cash equivalents, which resulted in a decrease in risk-weighted assets and adjusted total assets; however, the Bank expects to utilize these funds to fund loans during the first quarter of 2017. Prior to the increase in capital ratios late in 2016, the general decline in capital ratios during the majority of 2016 primarily reflected growth in the Bank's balance sheet, especially with respect to portfolio loans, which resulted in an increase in risk-weighted assets and adjusted total assets, partially offset by an increase in capital. The Bank’s capital classification under PCA defined levels as of December 31, 2016 was well-capitalized.

The Company continues to monitor strategies to preserve capital including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

General

Net income for the year ended December 31, 2016, was $6.4 million, as compared to net income of $7.7 million for the year ended December 31, 2015. The Company’s return on average total assets ratio and return on average stockholders’ equity ratio (both annualized) were 0.72% and 7.54%, respectively, for the year ended December 31, 2016, compared with 1.00% and 9.94%, respectively, for the year ended December 31, 2015. Net income for the year ended December 31, 2016, decreased $1.3 million as compared to net income in 2015, primarily due to the reversal of $8.5 million of the Company’s valuation allowance against its deferred tax assets in the second quarter of 2015, partially offset by $5.2 million of penalties associated with the early prepayment of some of the Company's wholesale debt, also in the second quarter of 2015. Net income also benefited from an increase in net interest income of $5.4 million and an increase in noninterest income of $2.4 million.

Net interest income increased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the impact of increased portfolio loans and other loans outstanding and decreased interest expense for repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income increased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to higher gains on the sale of investment securities, higher gains on the sale of both loans held-for-sale and portfolio loans, as well as the gain from the extinguishment of FHLB advances, the gain on the sale of the Garden City branch and the income from a forfeited escrow account related to an OREO sale in 2015 (which are all included in Other noninterest income), partially offset by a decrease in service charges and fees, and a decrease in interchange fees. Noninterest expense decreased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, partially offset by increased incentive compensation costs associated with the Company's continuing growth strategies.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended December 31, 2016 and 2015. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$725,595	$31,681	4.37%	$553,398	$26,705	4.83%
Investment securities (2)	75,364	1,591	2.11%	129,240	2,680	2.07%
Other interest-earning assets (3)	47,054	617	1.31%	33,246	411	1.24%
Total interest-earning assets	848,013	33,889	4.00%	715,884	29,796	4.16%
Noninterest-earning assets	43,565			55,219
Total assets	$891,578			$771,103

Interest-bearing liabilities:
Interest-bearing demand accounts	$103,309	$454	0.44%	$65,057	$105	0.16%
Savings deposits	58,975	63	0.11%	62,087	86	0.14%
Money market accounts	132,923	875	0.66%	112,381	607	0.54%
Time deposits	229,815	2,215	0.96%	191,804	1,628	0.85%
Securities sold under agreements to repurchase	82	1	1.56%	30,996	1,541	4.97%
Federal Home Loan Bank advances	223,399	3,808	1.70%	178,706	4,719	2.64%
Other borrowings	41	1	1.63%	14	−	1.56%
Total interest-bearing liabilities	748,544	7,417	0.99%	641,045	8,686	1.35%
Noninterest-bearing liabilities	57,944			52,438
Total liabilities	806,488			693,483
Total stockholders’ equity	85,090			77,620
Total liabilities and stockholders’ equity	$891,578			$771,103

Net interest income		$26,472			$21,110
Net interest spread			3.01%			2.81%
Net interest-earning assets	$99,469			$74,839
Net interest margin (4)			3.12%			2.95%
Average interest-earning assets to average interest-bearing liabilities		113.29%			111.67%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the year ended December 31, 2016 as compared to the year ended December 31, 2015. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$7,704	$(2,728)	$4,976
Investment securities	(1,137)	48	(1,089)
Other interest-earning assets	180	26	206
Total interest-earning assets	6,747	(2,654)	4,093

Interest-bearing liabilities:
Interest-bearing demand accounts	89	260	349
Savings deposits	(4)	(19)	(23)
Money market accounts	122	146	268
Time deposits	349	238	587
Securities sold under agreements to repurchase	(912)	(628)	(1,540)
Federal Home Loan Bank advances	1,007	(1,918)	(911)
Other borrowings	−	1	1
Total interest-bearing liabilities	651	(1,920)	(1,269)

Net interest income	$6,096	$(734)	$5,362

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth has been the primary contributor to the increase in net interest income in 2016. Decreased loan yields, partially offset by lower borrowing costs resulted in the unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income increased $4.1 million to $33.9 million for the year ended December 31, 2016, as compared to $29.8 million for the year ended December 31, 2015, due to higher balances in portfolio loans and other loans outstanding, partially offset by the decrease in interest rates on portfolio loans and lower balances in investment securities. Interest income on loans increased to $31.7 million for the year ended December 31, 2016 from $26.7 million for the year ended December 31, 2015. This increase was due to an increase in the average balance of loans, which increased $172.2 million to $725.6 million for the year ended December 31, 2016 from $553.4 million for the year ended December 31, 2015, partially offset by a decrease in average yield on loans of 46 basis points to 4.37% for the year ended December 31, 2016.

The average balance of loans increased due to an increase in portfolio loans and other loans outstanding. Originations of portfolio loans increased during the year ended December 31, 2016, resulting in increased interest income on portfolio loans outstanding and additional fee income. Originations of warehouse loans held-for-investment increased during the year ended December 31, 2016, partially offset by a decrease in the weighted average number of days outstanding for warehouse loans held-for-investment during 2016, resulting in increased interest income and additional fee income. The increase in originations of warehouse loans held-for-investment is the result of an increase in home purchase and refinance volume, and increased volume related to our expanded relationships with current counterparties, as well as relationships with new counterparties.

Interest income earned on investment securities decreased $1.1 million to $1.6 million for the year ended December 31, 2016 from $2.7 million for the year ended December 31, 2015. This decrease was primarily due to a decrease in the average balance of investment securities of $53.9 million to $75.4 million during the year ended December 31, 2016.

Interest Expense

Interest expense declined by $1.3 million to $7.4 million for year ended December 31, 2016 from $8.7 million for the year ended December 31, 2015, due to the decrease in interest expense on repurchase agreements and FHLB advances, partially offset by increased interest expenses on deposits. The increase in interest expense on deposits in 2016, as compared to 2015, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 11 basis points to 0.62% for the year ended December 31, 2016, as compared to 0.51% for the year ended December 31, 2015. The decrease in interest expense on repurchase agreements in 2016, as compared to 2015, was primarily due to the repayment of outstanding repurchase agreement balances in the second quarter of 2015 and during the year ended December 31, 2016. The decrease in interest expense on FHLB advances for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to lower average rates paid on FHLB advances resulting from the Bank’s aggressive strategies to manage interest rates, which were partially offset by an increase in the average balance of such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.92% for the year ended December 31, 2016, down from 1.26% for the year ended December 31, 2015, primarily due to the lower average balances and interest rates related to repurchase agreements, as well as lower interest rates on FHLB advances and increased noninterest-bearing deposits, partially offset by higher average balances in FHLB advances and an increase in the average rates paid on deposits and the average balance in such deposits. The restructuring and refinancing transaction in the first nine months of 2015 substantially reduced the weighted average interest rate, and related interest expense, on borrowings for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Net Interest Income

Net interest income increased $5.4 million to $26.5 million for the year ended December 31, 2016, from $21.1 million for the year ended December 31, 2015, due to the increase in portfolio loans and other loans outstanding and decreased interest expense for repurchase agreements and FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 20 basis points to 3.01% for the year ended December 31, 2016, as compared to 2.81% for the year ended December 31, 2015. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 17 basis point to 3.12% for the year ended December 31, 2016, as compared to 2.95% for the year ended December 31, 2015. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, as well as the negative impact on interest income from lower balances in investment securities.

Provision for Portfolio Loan Losses

Provision expense was $0.6 million and $0.8 million during the years ended December 31, 2016 and 2015, respectively. The low level of provision expense during each of the years ended December 31, 2016 and 2015, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had net charge-offs of $0.2 million for each of the years ended December 31, 2016 and 2015, representing 0.03% and 0.04% of average portfolio loans, respectively.

Noninterest Income

The components of noninterest income for the years ended December 31, 2016 and 2015 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$2,320	$2,747	$(427)	(15.5)%
Gain (loss) on sale of securities available-for-sale	1,321	(9)	1,330	14,777.8%
Gain on sale of portfolio loans	314	−	314	n/a
Gain on sale of loans held-for-sale	1,966	1,570	396	25.2%
Bank owned life insurance earnings	465	480	(15)	(3.1)%
Interchange fees	1,356	1,563	(207)	(13.2)%
Other	1,505	499	1,006	201.6%
	$9,247	$6,850	$2,397	35.0%

Noninterest income for the year ended December 31, 2016 increased $2.4 million to $9.2 million as compared to $6.8 million for the year ended December 31, 2015. The increase in noninterest income during 2016, as compared with 2015, was primarily due to higher gains on the sale of investment securities, higher gains on the sale of both loans held-for-sale and portfolio loans, as well as the gain from the extinguishment of FHLB advances, the gain on the sale of the Garden City branch and the income from a forfeited escrow account related to an OREO sale in 2015 (which are all included in Other in the table above).

For the year ended December 31, 2016, gains on sales of mortgage loans held-for-sale was $1.6 million, deferred fees on mortgage loans held-for-sale was $0.6 million, gains on sales of SBA/USDA loans held-for-sale was $0.8 million and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $0.2 million. By comparison, for the year ended December 31, 2015, gains on sales of mortgage loans held-for-sale was $0.9 million, deferred fees on mortgage loans held-for-sale was $0.1 million, gains on sales of SBA/USDA loans held-for-sale was $0.6 million and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $0.1 million.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2016 and 2015 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$13,703	$12,457	$1,246	10.0%
Occupancy and equipment	2,295	2,133	162	7.6%
FDIC insurance premiums	607	677	(70)	(10.3)%
Foreclosed assets, net	335	643	(308)	(47.9)%
Data processing	2,209	1,828	381	20.8%
Outside professional services	1,985	1,801	184	10.2%
Collection expense and repossessed asset losses	503	464	39	8.4%
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	−	5,188	(5,188)	(100.0)%
Other	3,413	3,751	(338)	(9.0)%
	$25,050	$28,942	$(3,892)	(13.4)%

Noninterest expense decreased $3.9 million to $25.1 million for the year ended December 31, 2016 from $29.0 million for the year ended December 31, 2015. The decrease in noninterest expense during 2016, as compared with 2015, primarily reflected the penalties associated with the prepayment of some of the Company's high-cost wholesale debt during the second quarter of 2015, partially offset by an increase in incentive compensation costs and occupancy costs, both associated with the Company’s continuing growth strategies and increased technology costs, resulting from an increase in data processing costs associated with loan and deposit growth.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $3.6 million in income tax expense for the year ended December 31, 2016 and recorded $9.5 million in income tax benefit for the year ended December 31, 2015. The Company’s effective tax rate was 36.1% for the year ended December 31, 2016. The $9.5 million income tax benefit for the year ended December 31, 2015, substantially reflected the reversal of a deferred tax asset valuation allowance. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Deferred Income Taxes on page 71 and in Note 14. Income Taxes of the Notes contained in this Report.

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

	Year Ended December 31,
	2015			2014
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$553,398	$26,705	4.83%	$442,678	$24,200	5.47%
Investment securities (2)	129,240	2,680	2.07%	175,914	3,520	2.00%
Other interest-earning assets (3)	33,246	411	1.24%	56,419	415	0.74%
Total interest-earning assets	715,884	29,796	4.16%	675,011	28,135	4.17%
Noninterest-earning assets	55,219			37,410
Total assets	$771,103			$712,421

Interest-bearing liabilities:
Interest-bearing demand accounts	$65,057	$105	0.16%	$67,844	$162	0.24%
Savings deposits	62,087	86	0.14%	66,936	167	0.25%
Money market accounts	112,381	607	0.54%	103,576	498	0.48%
Time deposits	191,804	1,628	0.85%	169,473	1,662	0.98%
Securities sold under agreements to repurchase	30,996	1,541	4.97%	69,108	3,474	5.03%
Federal Home Loan Bank advances	178,706	4,719	2.64%	118,879	4,549	3.83%
Other borrowings	14	−	1.56%	−	−	− %
Total interest-bearing liabilities	641,045	8,686	1.36%	595,816	10,512	1.76%
Noninterest-bearing liabilities	52,438			46,326
Total liabilities	693,483			642,142
Total stockholders’ equity	77,620			70,279
Total liabilities and stockholders’ equity	$771,103			$712,421

Net interest income		$21,110			$17,623
Net interest spread			2.81%			2.41%
Net interest-earning assets	$74,839			$79,195
Net interest margin (4)			2.95%			2.61%
Average interest-earning assets to average interest-bearing liabilities		111.67%			113.29%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

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

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$5,569	$(3,064)	$2,505
Investment securities	(964)	124	(840)
Other interest-earning assets	(214)	210	(4)
Total interest-earning assets	4,391	(2,730)	1,661

Interest-bearing liabilities:
Interest-bearing demand accounts	(6)	(51)	(57)
Savings deposits	(11)	(70)	(81)
Money market accounts	44	65	109
Time deposits	204	(238)	(34)
Securities sold under agreements to repurchase	(1,895)	(38)	(1,933)
Federal Home Loan Bank advances	1,850	(1,680)	170
Other borrowings	−	−	−
Total interest-bearing liabilities	186	(2,012)	(1,826)

Net interest income	$4,205	$(718)	$3,487

(2)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

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

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.26% for the year ended December 31, 2015 down from 1.65% for the year ended December 31, 2014, due to the lower cost of deposits and repurchase agreements and the lower average rates paid on FHLB advances. The Bank’s cost of funds remained slightly elevated relative to the current interest rate environment due to the structured rates associated with some of the FHLB advances which were at interest rates above market rates. However, the Company's successful efforts during the second quarter of 2015 to lower the effective interest rate on its wholesale debt was expected to reduce interest expense going forward by approximately $5.0 million annually starting in the second quarter of 2016.

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

Noninterest Income

The components of noninterest income for the years ended December 31, 2015 and 2014 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$2,747	$2,786	$(39)	(1.4)%
Gain (loss) on sale of securities available-for-sale	(9)	205	(214)	(104.4)%
Gain on sale of portfolio loans	−	114	(114)	(100.0)%
Gain on sale of loans held-for-sale	1,570	864	706	81.7%
Bank owned life insurance earnings	480	447	33	7.4%
Interchange fees	1,563	1,521	42	2.8%
Other	499	502	(3)	(0.6)%
	$6,850	$6,439	$411	6.4%

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

The Company expected gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continued to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2015 and 2014 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2015	2014	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$12,457	$10,582	$1,875	17.7%
Occupancy and equipment	2,133	1,935	198	10.2%
FDIC insurance premiums	677	1,206	(529)	(43.9)%
Foreclosed assets, net	643	245	398	162.4%
Data processing	1,828	1,436	392	27.3%
Outside professional services	1,801	1,692	109	6.4%
Collection expense and repossessed asset losses	464	530	(66)	(12.5)%
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	5,188	−	5,188	n/a
Other	3,751	3,843	(92)	(2.4)%
	$28,942	$21,469	$7,473	34.8%

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

With the Company’s strengthened capital position, management expected to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $9.5 million in income tax benefit for the year ended December 31, 2015 and recorded no income tax expense for the year ended December 31, 2014. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Deferred Income Taxes on page 71 and in Note 14. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 12 days during the year ended December 31, 2016 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source, due to the low interest rate environment on alternative investment options. Consequently, the Bank’s average balance of cash and cash equivalents has remained low, at $36.8 million during the year ended December 31, 2016, compared with $42.2 million during the year ended December 31, 2015, and consistent with this strategy, management expects that cash and cash equivalents will continue to be at a lower level throughout 2017.

As of December 31, 2016, the Company had additional borrowing capacity of $92.1 million with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of December 31, 2016, included the ability to borrow up to approximately $26.6 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of December 31, 2016, the Company had liquidity sources through one $17.0 million, one $10.0 million, and four $5.0 million lines of credit, all with private financial institutions. As of December 31, 2016, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. A $10.0 million line of credit for repurchase and reverse repurchase transactions was utilized late in the fourth quarter of 2015, and was fully repaid early in January 2016. Unpledged investment securities were approximately $41.2 million as of December 31, 2016.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of December 31, 2016, the Bank had brokered deposits of $84.0 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of December 31, 2016, the Bank had deposits from this service of $9.2 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long-term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at December 31, 2016, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

During 2016, cash and cash equivalents increased $36.3 million to $59.9 million as of December 31, 2016, as compared to $23.6 million as of December 31, 2015, due to the sale of investment securities, partially offset by the continued deployment of funds, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For 2016, cash provided by financing activities of $57.3 million and cash provided by operating activities of $12.4 million exceeded cash used in investing activities of $33.4 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1.8 billion, proceeds from FHLB advances of $1.5 billion, proceeds from sales of loans held-for-sale of $89.1 million, net increases in deposits of $86.0 million, proceeds from the sale of investment securities of $74.0 million and proceeds from the sale of portfolio loans of $31.3 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1.8 billion, the repayment of FHLB advances of $1.5 billion, originations of loans held-for-sale of $85.9 million and net increases in portfolio loans of $62.9 million (excluding the purchase of such loans).

During 2015, cash and cash equivalents increased $1.2 million to $23.6 million as of December 31, 2015, as compared to $22.4 million as of December 31, 2014, due to the effective deployment of capital throughout 2015, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For 2015, cash provided by financing activities of $142.6 million and cash provided by operating activities of $2.6 million exceeded cash used in investing activities of $144.0 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1.1 billion, proceeds from FHLB advances of $488.9 million, net increases in deposits of $115.0 million, proceeds from sales of loans held-for-sale of $46.0 million, proceeds from repurchase agreements of $20.0 million, proceeds from the redemption of FHLB stock of $18.3 million and proceeds from maturities and payments of investment securities of $17.0 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1.1 billion, the repayment of FHLB advances of $403.7 million, the purchase of portfolio loans of $101.4 million, the repayment of repurchase agreements of $76.3 million, net increases in portfolio loans of $59.3 million (excluding the purchase of such loans), originations of loans held-for-sale of $39.2 million and the purchase of FHLB stock of $21.6 million.

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

Capital Resources

At December 31, 2016, stockholders’ equity totaled $87.0 million. During 2016 the Company’s Board of Directors declared no dividends. Future cash dividend payments by the Company and the amount thereof will depend on a number of factors, including financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that the Company’s Board of Directors may deem relevant and will also be substantially dependent on cash dividends the Company receives from its subsidiary, the Bank. As of December 31, 2016, the Company held an immaterial amount of treasury stock. The Company suspended its share repurchase program in March 2009. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments, and capital requirements.

The Bank’s actual and required capital levels and ratios as of December 31, 2016 were as follows:

	Actual		Required to be Well-Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2016
Total capital (to risk weighted assets)	$92.8	14.83%	$62.6	10.00%
Common equity tier 1 capital (to risk weighted assets)	85.0	13.58%	40.7	6.50%
Tier 1 capital (to risk weighted assets)	85.0	13.58%	50.1	8.00%
Tier 1 capital (to adjusted total assets)	85.0	9.44%	45.0	5.00%

The Bank’s capital classification under PCA defined levels as of December 31, 2016 was well-capitalized.

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets and our profitability, management also believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that, generally, neither the timing nor the magnitude of inflationary changes in the consumer price index (CPI) coincides with changes in interest rates. The price of one or more components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or on the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In years of low inflation and low interest rates, the opposite may occur.

Off-Balance Sheet Arrangements

Neither the Company nor the Bank is currently participating in any material transaction that generates relationships with unconsolidated entities or financial partnerships, including variable interest entities, and neither the Company nor the Bank has any material retained or contingent interest in such entities or assets. As of December 31, 2016, we did not have material financial guarantee contracts that are reasonably likely to adversely affect our results of operations, financial condition, or cash flows. However, as a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations are not “off-balance sheet arrangements,” as defined in SEC rules, and although they represent our potential future cash requirements, a significant portion of those commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information regarding commitments to extend credit and unused lines of credit, see Note 13. Commitments and Contingencies of the Notes contained in this Report.

Future Accounting Pronouncements

See Note 2. Impact of Certain Accounting Pronouncements of the Notes contained in this Report for a discussion of recently issued or proposed accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits, re-price more rapidly or at different rates than its interest-earning assets. In order to address the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the ALCO. The purpose of the ALCO is to communicate, coordinate and control asset and liability management consistent with our business plan and board-approved policies. The ALCO establishes and monitors the volume and mix of assets and funding sources taking into account the Company’s relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

The ALCO meets quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate exposure limits versus current projections pursuant to income simulations. The ALCO recommends appropriate strategy changes based on these quarterly reviews. The ALCO is also responsible for reviewing and reporting the effects of the asset and liability policy implementation and strategies to the Board of Directors at least quarterly. A key element of our asset and liability management plan is to protect net earnings by managing the maturity or re-pricing mismatch between our interest-earning assets and interest rate-sensitive interest-bearing liabilities. Historically, the Company has sought to reduce exposure to its earnings through the use of adjustable rate assets, the sale of certain fixed rate loans in the secondary market, and by extending funding maturities through the use of the FHLB advances and repurchase agreements.

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

The Bank’s estimated exposure to interest rate risk as of December 31, 2016 is as follows:

				Net Present Value as a Percentage of Present Value of Assets (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
As of December 31, 2016:
+300	$87,247	$(24,235)	(21.7)%	10.36%	(192)	$24,754	$(1,454)	(5.5)%
+200	97,614	(13,868)	(12.4)%	11.28%	(100)	25,271	(937)	(3.6)%
+100	105,848	(5,634)	(5.1)%	11.92%	(36)	25,768	(440)	(1.7)%
0	111,482	-	-	12.28%	-	26,208	-	-
-100	108,611	(2,871)	(2.6)%	11.75%	(53)	26,435	227	0.9%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	Present Value of Assets (PVA) represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s liabilities re-price faster than its assets, therefore, as interest rates rise, net interest income would decrease at a greater rate than if interest rates decline. Additionally, in an upward rate environment, net present value of the Company’s cash flows would decline, and the level of such decline would tend to exceed the level of decline in a downward rate environment. This tendency is due to several factors including, but not limited to, the percentage of fixed rate residential and commercial loans, the retail and wholesale funding mix, and extension risk in the assets. The decrease in the Company’s liability sensitivity at the end of 2016 reflects a change in asset allocation from investment securities into warehouse loans held-for-investment and interest-bearing cash along with an increase in inelastic retail deposits. Overall, the Company’s sensitivity remains moderately liability sensitive with modest margin compression expected in a rising interest rate environment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Atlantic Coast Financial Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The Company’s independent registered certified public accounting firm, Dixon Hughes Goodman LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 91 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Atlantic Coast Financial Corporation

We have audited the accompanying consolidated balance sheet of Atlantic Coast Financial Corporation and Subsidiary (Atlantic Coast) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of Atlantic Coast’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atlantic Coast’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017, expressed an unqualified opinion thereon.

Atlanta, Georgia

March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Atlantic Coast Financial Corporation

We have audited the internal control over financial reporting of Atlantic Coast Financial Corporation and Subsidiary (Atlantic Coast) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Atlantic Coast’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Atlantic Coast’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Atlantic Coast maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Atlantic Coast as of December 31, 2016 and for the year then ended, and our report dated March 14, 2017, expressed an unqualified opinion thereon.

Atlanta, Georgia

March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Coast Financial Corporation

We have audited the accompanying consolidated balance sheet of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Financial Corporation and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

Miami, Florida

March 16, 2016

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollars in Thousands, Except Share Information)

	2016	2015
ASSETS
Cash and due from financial institutions	$3,744	$6,108
Short-term interest-earning deposits	56,149	17,473
Total cash and cash equivalents	59,893	23,581
Securities available-for-sale	65,293	120,110
Portfolio loans, net of allowance of $8,162 in 2016 and $7,745 in 2015	639,245	603,507
Other loans:
Held-for-sale	7,147	6,591
Warehouse loans held-for-investment	80,577	44,074
Total other loans	87,724	50,665
Federal Home Loan Bank stock, at cost	8,792	9,517
Land, premises and equipment, net	14,945	15,472
Bank owned life insurance	17,535	17,070
Other real estate owned	2,886	3,232
Accrued interest receivable	1,979	2,107
Deferred tax assets, net	6,752	9,107
Other assets	2,415	2,830
Total assets	$907,459	$857,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$59,696	$47,208
Interest-bearing demand	106,004	105,159
Savings and money market	224,987	171,664
Time	237,726	231,790
Total deposits	628,413	555,821
Securities sold under agreements to repurchase	-	9,991
Federal Home Loan Bank advances	188,758	207,543
Accrued expenses and other liabilities	3,270	3,105
Total liabilities	820,441	776,460

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,509,061 issued and outstanding at December 31, 2016 and 2015	155	155
Additional paid-in capital	100,361	100,458
Common stock held by:
Employee stock ownership plan shares of 67,067 at December 31, 2016 and 71,857 at December 31, 2015	(1,457)	(1,561)
Benefit plans	(99)	(248)
Retained deficit	(10,316)	(16,734)
Accumulated other comprehensive loss	(1,626)	(1,332)
Total stockholders’ equity	87,018	80,738
Total liabilities and stockholders’ equity	$907,459	$857,198

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands, Except Share Information)

	2016	2015	2014
Interest and dividend income:
Loans, including fees	$31,681	$26,705	$24,200
Securities and interest-earning deposits in other financial institutions	2,208	3,091	3,935
Total interest and dividend income	33,889	29,796	28,135
Interest expense:
Deposits	3,607	2,426	2,489
Securities sold under agreements to repurchase	1	1,541	3,474
Federal Home Loan Bank advances	3,808	4,719	4,549
Other borrowings	1	-	-
Total interest expense	7,417	8,686	10,512
Net interest income	26,472	21,110	17,623
Provision for portfolio loan losses	619	807	1,266
Net interest income after provision for portfolio loan losses	25,853	20,303	16,357

Noninterest income:
Service charges and fees	2,320	2,747	2,786
Gain (loss) on sale of securities available-for-sale	1,321	(9)	205
Gain on sale of portfolio loans	314	-	114
Gain on sale of loans held-for-sale	1,966	1,570	864
Bank owned life insurance earnings	465	480	447
Interchange fees	1,356	1,563	1,521
Other	1,505	499	502
Total noninterest income	9,247	6,850	6,439

Noninterest expense:
Compensation and benefits	13,703	12,457	10,582
Occupancy and equipment	2,295	2,133	1,935
Federal Deposit Insurance Corporation insurance premiums	607	677	1,206
Foreclosed assets, net	335	643	245
Data processing	2,209	1,828	1,436
Outside professional services	1,985	1,801	1,692
Collection expense and repossessed asset losses	503	464	530
Securities sold under agreements to repurchase prepayment penalties	-	5,188	-
Other	3,413	3,751	3,843
Total noninterest expense	25,050	28,942	21,469

Income (loss) before income tax expense	10,050	(1,789)	1,327
Income tax expense (benefit)	3,632	(9,507)	-
Net income	$6,418	$7,718	$1,327

Earnings per common share:
Basic	$0.42	$0.50	$0.09
Diluted	$0.42	$0.50	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	2016	2015	2014
Net income	$6,418	$7,718	$1,327

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains arising during the period	1,256	1,068	5,755
Less reclassification adjustments for losses (gains) recognized in income	(1,321)	9	(205)
Net unrealized gains (losses)	(65)	1,077	5,550
Income tax effect	(229)	(400)	-
Net of tax effect	(294)	677	5,550

Total other comprehensive income (loss)	(294)	677	5,550

Comprehensive income	$6,124	$8,395	$6,877

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands, Except Share Information)

	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013	$155	$100,794	$(1,769)	$(317)	$(25,779)	$(7,559)	$65,525
Additional cost associated with the issuance of common stock in a public offering in 2013	-	(112)	-	-	-	-	(112)
Employee stock ownership plan shares earned, 4,790 shares	-	(84)	104	-	-	-	20
Management restricted stock expense	-	3	-	-	-	-	3
Stock options expense	-	23	-	-	-	-	23
Distribution from Rabbi Trust	-	(20)	-	20	-	-	-
Net income	-	-	-	-	1,327	-	1,327
Other comprehensive income	-	-	-	-	-	5,550	5,550
Balance at December 31, 2014	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 4,790 shares	-	(81)	104	-	-	-	23
Management restricted stock expense	-	2	-	-	-	-	2
Stock options expense	-	12	-	-	-	-	12
Distribution from Rabbi Trust	-	(79)	-	49	-	-	(30)
Net income	-	-	-	-	7,718	-	7,718
Other comprehensive income	-	-	-	-	-	677	677
Balance at December 31, 2015	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 4,790 shares	-	(74)	104	-	-	-	30
Distribution from Rabbi Trust	-	(23)	-	149	-	-	126
Net income	-	-	-	-	6,418	-	6,418
Other comprehensive income	-	-	-	-	-	(294)	(294)
Balance at December 31, 2016	$155	$100,361	$(1,457)	$(99)	$(10,316)	$(1,626)	$87,018

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$6,418	$7,718	$1,327
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	619	807	1,266
Gain on sale of portfolio loans	(314)	-	(114)
Gain on sale of loans held-for-sale	(1,966)	(1,570)	(864)
Originations of loans held-for-sale	(85,878)	(39,208)	(16,269)
Proceeds from sales of loans held-for-sale	89,082	45,957	14,158
Foreclosed assets, net	335	643	245
Loss (gain) on sale of securities available-for-sale	(1,321)	9	(205)
Loss on disposal of equipment	5	63	-
Gain on sale of branch	(137)	-	-
Employee stock ownership plan compensation expense	30	23	20
Share-based compensation expense	-	14	26
Amortization of prepayment penalties resulting from repayment of Federal Home Loan Bank advances	1,382	-	-
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	1,040	(1,519)	(1,154)
Depreciation expense	1,139	899	642
Deferred tax benefit	2,532	(9,507)	-
Net change in cash surrender value of bank owned life insurance	(465)	(480)	(447)
Net change in accrued interest receivable	128	(183)	(98)
Net change in other assets	198	(719)	(13,257)
Net change in accrued expenses and other liabilities	165	(310)	(1,795)
Net cash provided by (used in) operating activities	12,992	2,637	(16,519)

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	11,256	17,009	21,678
Proceeds from sales of securities available-for-sale	74,009	14,126	69,403
Purchase of securities available-for-sale	(29,999)	-	(44,039)
Funding of warehouse loans held-for-investment	(1,814,683)	(1,103,537)	(457,533)
Proceeds from repayments of warehouse loans held-for-investment	1,778,180	1,093,435	444,084
Purchase of portfolio loans	(7,130)	(101,390)	(61,660)
Proceeds from sales of portfolio loans	31,265	-	475
Net change in portfolio loans	(62,913)	(59,277)	(16,258)
Expenditures on premises and equipment	(948)	(2,241)	(894)
Proceeds from disposal of premises and equipment	331	312	-
Proceeds from sale of other real estate owned	530	791	2,108
Purchase of Federal Home Loan Bank stock	(17,543)	(21,568)	(1,545)
Redemption of Federal Home Loan Bank stock	18,268	18,308	1,167
Net cash paid in sale of branch	(13,256)	-	-
Net cash used in investing activities	(32,633)	(144,032)	(43,014)

Cash flows from financing activities:
Net change in deposits	85,985	115,041	(19,318)
Proceeds from securities sold under agreements to repurchase	-	19,991	-
Repayment of securities sold under agreements to repurchase	(9,991)	(76,300)	(26,500)
Proceeds from Federal Home Loan Bank advances	1,497,500	488,925	95,000
Repayment of Federal Home Loan Bank advances	(1,517,667)	(403,667)	(81,333)
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	-	(1,382)	-
Proceeds from other borrowings	5,000	-	-
Repayment of other borrowings	(5,000)	-	-
Additional cost associated with the issuance of common stock in a public offering in 2013	-	-	(112)
Shares purchased for and distributions from Rabbi Trust	126	(30)	-
Net cash provided by (used in) financing activities	55,953	142,578	(32,263)

Net increase (decrease) in cash and cash equivalents	36,312	1,183	(91,796)
Cash and cash equivalents, beginning of year	23,581	22,398	114,194
Cash and cash equivalents, end of year	$59,893	$23,581	$22,398

Supplemental disclosures of cash flow information:
Interest paid	$7,377	$9,411	$10,813
Income taxes paid	488	-	394

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$519	$758	$1,036
Loans transferred to held-for-sale	2,389	6,366	2,588
Loans transferred to portfolio	812	1,815	-
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the year	(177)	400	-
Reclassification of investment securities to securities available-for-sale	-	(16,096)	-
Reclassification of investment securities from securities held-to-maturity	-	16,096	-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated balance sheets as of December 31, 2016 and 2015, and the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Nature of Operations

The Bank provides a broad range of banking services to individual and business customers primarily in Northeast Florida, Central Florida and Southeast Georgia. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand, savings and money market, and time deposit accounts, and its primary lending products are commercial real estate loans, consumer loans, residential mortgages and home equity loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. There are no significant concentrations of loans to any one industry or customer. However, any customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Operating Segments

The chief decision-makers monitor operating results and make resource allocation decisions on a company-wide basis. Accordingly, the Company does not have multiple operating segments.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income, retained deficit or stockholders’ equity as previously reported.

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

Years Ended December 31, 2016, 2015 and 2014

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

Restrictions on Cash

The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve Bank of Atlanta as of December 31, 2016 and 2015 to meet regulatory reserve and clearing requirements. There were no restrictions on cash as of December 31, 2016 and 2015.

Investment Securities

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

Years Ended December 31, 2016, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities (continued)

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the years ended December 31, 2016, 2015 and 2014.

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

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

The general loss component of the allowance is calculated by applying loss factors, adjusted for other qualitative factors to outstanding unimpaired loan balances. Loss factors are based on the Bank’s recent loss experience, including recent short sales and sales of nonperforming loans. The Company uses a 3-year historical loss lookback period in its allowance model, adjusted for qualitative factors. Qualitative factors consider current market conditions that may impact real estate values within the Bank’s primary lending areas, and other significant factors that, in management’s judgment, may affect the ability to collect loans in the portfolio as of the evaluation date. Other significant qualitative factors that exist as of the balance sheet date that are considered in determining the adequacy of the allowance include the following: (1) current delinquency levels and trends; (2) nonperforming asset levels, trends, and related charge-off history; (3) economic trends – local and national; (4) changes in loan policy; (5) expertise of management and staff of the Bank; (6) volumes and terms of loans; and (7) concentrations of credit considering the impact of recent short sales and sales of nonperforming loans.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

Other Loans (Loans Held-for-Sale and Warehouse Loans Held-for-Investment)

Other loans are comprised of loans secured by one- to four-family residential homes originated internally and held-for-sale (mortgage loans held-for-sale), small business loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment).

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

The Company originates SBA/USDA loans held-for-sale through the 7(a) Program of the SBA, the 504 Program of the SBA and the B&I Program of the USDA. SBA/USDA loans held-for-sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings.

The SBA 7(a) loans are guaranteed by the SBA up to 75% of the loan amount up to a maximum guaranty cap of $3,750,000. The Bank typically, but not always, sells the guaranteed portion of the SBA 7(a) loans into the secondary market at a premium. The Bank earns a 1% servicing fee on the amount sold. These loans are non-recourse, other than for proof of fraud or misrepresentation on the part of the lender. The Bank generally retains the unguaranteed portion of SBA 7(a) loans. In the 504 program, the Bank and the SBA are in different lien positions. The typical structure of an SBA 504 loan is that the Bank is in a first lien position at a 50% loan-to-value (LTV), and the SBA is in a second lien position at a 40% LTV. The remaining 10% is an equity investment from the borrower. USDA Business & Industry (B&I) loans are guaranteed on a scaled basis from 60% to 80% based on the size of the originated loan. The Bank typically, but not always, sells the guaranteed portion of the B&I loans on the secondary market at a premium. The Bank retains servicing for the B&I loan, but only earns a servicing fee on the portion that is sold. The servicing fees are determined by the secondary market, and range from 0.25% to 1%. These loans are non-recourse, other than for proof of fraud or misrepresentation on the part of the lender. The Bank generally retains the unguaranteed portion of the USDA B&I loans.

Servicing assets are initially recognized at fair value. For subsequent measurement of servicing rights, the Company elected the amortization method. Under the amortization method, servicing assets are amortized in proportion to, and over the period of, estimated servicing income, and assessed for impairment based on fair value at each reporting period.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

A majority of the Company’s business activity is with customers located in Northeast Florida, Central Florida and Southeast Georgia. Additionally, an estimated 74% of the Company’s portfolio loans were originated with borrowers in Florida and Georgia, with most of those originations occurring in Northeast Florida, Central Florida and Southeast Georgia. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in Northeast Florida, Central Florida and Southeast Georgia.

The Company’s exposure to credit risk is also affected by changes in the economy and real estate markets in New York, as an estimated 9% of the Company’s portfolio loans were originated with borrowers in New York.

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

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain employees. Bank owned life insurance (BOLI) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Bank is subject to a policy that restricts financial institutions from investing more than 25% of total capital in BOLI without first obtaining approval from its Board of Directors. The Bank was in compliance with this policy as of December 31, 2016.

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

Years Ended December 31, 2016, 2015 and 2014

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

The Company recognizes interest expense and penalties related to income tax matters, if any, in income tax expense. Income tax returns for 2013, 2014, and 2015 are still open to examination by the Internal Revenue Service.

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

Years Ended December 31, 2016, 2015 and 2014

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

Accumulated other comprehensive income consists solely of the effects of unrealized gains and losses on securities available-for-sale, net of income taxes, which include a disproportionate tax effect of $0.7 million at both December 31, 2016 and 2015. This disproportionate tax effect is a result of the reversal of the deferred tax valuation allowance in June 2015.

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

Years Ended December 31, 2016, 2015 and 2014

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The guidance will reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues. The guidance in this standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard on its financial statements; however, adoption is not expected to materially impact the financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 reduces complexity in accounting standards related to the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company has evaluated the impact of adopting this standard on its financial statements, and does not expect adoption to materially impact the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet, as well as to disclose key information regarding leasing arrangements. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of adopting this standard on its financial statements; however, adoption will result in new assets and liabilities being recorded on the balance sheet as of the beginning of the first reporting period in which the guidance is effective.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which deferred the effective date of ASU 2014-09. As a result, the guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is in the process of evaluating the impact of adopting this standard on its financial statements, as well as evaluating which transition method it will apply upon adoption; however, adoption is not expected to materially impact the financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

On August 26, 2016, the Bank entered into three amended $15.0 million participation agreements (each was previously $10.0 million) related to warehouse loans held-for-investment with Customers Bank (collectively, the Customers Participation Agreements), which were originally entered into on March 27, 2015 and first amended on March 23, 2016. Under the Customers Participation Agreements, the Bank has an interest in existing lines of credit related to warehouse loans held-for-investment currently serviced by Customers Bank.

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $25.0 million as of December 31, 2016, while there was no outstanding balance as of December 31, 2015. During the years ended December 31, 2016 and 2015, the Bank earned $573,000 and $226,000, respectively, of interest income related to the Customers Participation Agreements. The Bank did not earn any interest income related to the Customers Participation Agreements during the year ended December 31, 2014.

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

Years Ended December 31, 2016, 2015 and 2014

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

Assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

December 31, 2016
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$19,997	$-	$19,997	$-
State and municipal	4,991	-	4,991	-
Mortgage-backed securities – residential	27,328	-	27,328	-
Collateralized mortgage obligations – U.S. Government	3,059	-	3,059	-
Corporate Debt	9,918	-	9,918	-
Total	$65,293	$-	$65,293	$-

December 31, 2015
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$4,871	$-	$4,871	$-
State and municipal	5,142	-	5,142	-
Mortgage-backed securities – residential	101,654	-	101,654	-
Collateralized mortgage obligations – U.S. Government	8,443	-	8,443	-
Total	$120,110	$-	$120,110	$-

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

There were no Level 3 investments measured on a recurring basis as of December 31, 2016 and 2015, and there were no transfers into or out of Level 3 investments during the years ended December 31, 2016 and 2015. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2016
Assets:
Other real estate owned	$2,886	$-	$-	$2,886
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	-	-	7,978

December 31, 2015
Assets:
Other real estate owned	$3,232	$-	$-	$3,232
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	-	-	200

Quantitative information about Level 3 fair value measurements as of December 31, 2016 and 2015 as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

December 31, 2016
Assets:
Other real estate owned	$2,886	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.0% (8.5%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% to 83.0% (24.4%) 0.0% to 10.0% (9.9%)

December 31, 2015
Assets:
Other real estate owned	$3,232	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 32.4% (4.5%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	200	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% (0.0%) 10.0% (10.0%)

_________

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the years ended December 31, 2016, 2015 and 2014 were $39,000, $605,000 and $13,000, respectively. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There are no liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of December 31, 2016 and 2015 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2016
Assets:
Cash and due from financial institutions	$3,744	$3,744	$3,744	$-	$-
Short-term interest-earning deposits	56,149	56,149	56,149	-	-
Portfolio loans, net	639,245	652,133	-	644,155	7,978
Loans held-for-sale	7,147	7,281	-	7,281	-
Warehouse loans held-for-investment	80,577	80,577	-	80,577	-
Federal Home Loan Bank stock, at cost	8,792	8,792	-	-	8,792
Bank owned life insurance	17,535	17,546	-	17,546	-
Accrued interest receivable	1,979	1,979	-	1,979	-
Liabilities:
Deposits	628,413	628,714	-	628,714	-
Federal Home Loan Bank advances	188,758	189,842	-	189,842	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	121	121	-	121	-

December 31, 2015
Assets:
Cash and due from financial institutions	$6,108	$6,108	$6,108	$-	$-
Short-term interest-earning deposits	17,473	17,473	17,473	-	-
Portfolio loans, net	603,507	617,487	-	617,287	200
Loans held-for-sale	6,591	6,948	-	6,948	-
Warehouse loans held-for-investment	44,074	44,074	-	44,074	-
Federal Home Loan Bank stock, at cost	9,517	9,517	-	-	9,517
Bank owned life insurance	17,070	17,087	-	17,087	-
Accrued interest receivable	2,107	2,107	-	2,107	-
Liabilities:
Deposits	555,821	557,635	-	557,635	-
Securities sold under agreements to repurchase	9,991	9,991	-	9,991	-
Federal Home Loan Bank advances	207,543	210,520	-	210,520	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	81	81	-	81	-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of December 31, 2016 and 2015.

NOTE 6. INVESTMENT SECURITIES

On February 18, 2016, the Bank sold a portion of its investment securities portfolio. Included in the sale was $15.8 million of investment securities previously classified as held-to-maturity. As a result, the investment securities were reclassified from held-to-maturity to available-for-sale as of December 31, 2015. The reclassification was made based on the underlying fair value of the investment securities as of December 31, 2015, which was $16.8 million, and resulted in $0.7 million of unrealized gains ($0.4 million net of tax effect), which are reflected in the Financial Statements as a component of other comprehensive income for the year ended December 31, 2015.

The sale of these investment securities was executed due to favorable conditions not foreseen at the initial purchase date. The Bank does not expect to acquire investment securities, with the intent to hold to maturity, in the near future.

At December 31, 2016 and 2015, $65.3 million and $120.1 million, respectively, of investment securities, representing the entire balance in investment securities, were classified as available-for-sale.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of December 31, 2016 and 2015:

	Amortized Cost	Unrealized/ Unrecognized Gains	Unrealized/ Unrecognized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)
December 31, 2016
Securities available-for-sale:
U.S. Government–sponsored enterprises	$19,999	$-	$(2)	$19,997	$19,997
State and municipal	5,024	2	(35)	4,991	4,991
Mortgage-backed securities – residential	28,515	-	(1,187)	27,328	27,328
Collateralized mortgage obligations – U.S. Government	3,152	-	(93)	3,059	3,059
Corporate debt	10,000	226	(308)	9,918	9,918
Total investment securities	$66,690	$228	$(1,625)	$65,293	$65,293

December 31, 2015
Securities available-for-sale:
U.S. Government–sponsored enterprises	$5,000	$-	$(129)	$4,871	$4,871
State and municipal	5,048	94	-	5,142	5,142
Mortgage-backed securities – residential	102,277	726	(1,349)	101,654	101,654
Collateralized mortgage obligations – U.S. Government	8,711	-	(268)	8,443	8,443
Total investment securities	$121,036	$820	$(1,746)	$120,110	$120,110

The amortized cost and fair value of investment securities, segregated by contractual maturity as of December 31, 2016, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$-	$-
Due from more than one to five years	413	407
Due from more than five to ten years (1)	12,794	12,700
Due after ten years	1,817	1,802
U.S. Government-sponsored enterprises	19,999	19,997
Mortgage-backed securities – residential	28,515	27,328
Collateralized mortgage obligations – U.S. Government	3,152	3,059
	$66,690	$65,293

 _______

(1)	Includes $5.0 million (amortized cost) of corporate debt, consisting of one instrument with a scheduled maturity date of March 2026, however, the corporate debt instrument includes a special feature which makes it callable starting in March 2021.

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

Years Ended December 31, 2016, 2015 and 2014

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses as of December 31, 2016 and 2015, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
December 31, 2016
U.S. Government–sponsored enterprises	$19,997	$(2)	$-	$-	$19,997	$(2)
State and municipal	3,921	(36)	-	-	3,921	(36)
Mortgage-backed securities – residential	27,291	(1,187)	-	-	27,291	(1,187)
Collateralized mortgage obligations – U.S. Government	-	-	3,059	(92)	3,059	(92)
Corporate debt	4,692	(308)	-	-	4,692	(308)
	$55,901	$(1,533)	$3,059	$(92)	$58,960	$(1,625)

December 31, 2015
U.S. Government–sponsored enterprises	$-	$-	$4,871	$(129)	$4,871	$(129)
State and municipal (1)	423	-	-	-	423	-
Mortgage-backed securities – residential	25,578	(106)	51,936	(1,243)	77,514	(1,349)
Collateralized mortgage obligations – U.S. Government	-	-	8,443	(268)	8,443	(268)
	$26,001	$(106)	$65,250	$(1,640)	$91,251	$(1,746)

____

(1)	The state and municipal unrealized losses are less than $500 and, therefore, are rounded to zero in this table.

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2016, the Company’s security portfolio consisted of 21 investment securities (all classified as available-for-sale), 18 of which were in an unrealized loss position. All unrealized losses were related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of December 31, 2016, $50.4 million, or approximately 77.2% of the debt securities held by the Company, including 10 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment (continued)

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of December 31, 2016 and 2015, and did not record OTTI related to such securities during the years ended December 31, 2016, 2015 and 2014.

The 10-year treasury rate as of December 31, 2016 and 2015, was 2.45% and 2.27%, respectively.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $85.7 million, $15.1 million and $89.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Gross gains of $1.5 million were realized during the year ended December 31, 2016. Gross losses of $0.2 million were realized during the year ended December 31, 2016. The net gain on sale of securities available-for-sale for the year ended December 31, 2016, includes $1.3 million of accumulated other comprehensive income reclassifications from unrealized holding gains. No gross gains were realized during the year ended December 31, 2015. Gross losses of $9,000 were realized during the year ended December 31, 2015. The net loss on sale of securities available-for-sale for the year ended December 31, 2015, includes $9,000 of accumulated other comprehensive loss reclassifications from unrealized holding gains. Gross gains of $0.4 million were realized during the year ended December 31, 2014. Gross losses of $0.2 million were realized during the year ended December 31, 2014. The net gain on sale of securities available-for-sale for the year ended December 31, 2014, includes $0.2 million of accumulated other comprehensive income reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, which were reclassified to available-for-sale as of December 31, 2015. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for the year ended December 31, 2016. Proceeds from payments, maturities, and calls of securities held-to-maturity were $1.9 million and $1.4 million for the years ended December 31, 2015 and 2014. The Company did not sell any investment securities classified as held-to-maturity during the years ended December 31, 2015 and 2014.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at December 31, 2016 and 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS

The following is a comparative composition of net portfolio loans as of December 31, 2016 and 2015:

	December 31, 2016	% of Total Loans	December 31, 2015	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$276,193	43.1%	$276,286	45.8%
Multi-family	70,452	11.0%	83,442	13.9%
Commercial	104,143	16.3%	61,613	10.2%
Land	17,218	2.7%	16,472	2.7%
Total real estate loans	468,006	73.1%	437,813	72.6%

Real estate construction loans:
One- to four-family	22,687	3.5%	22,526	3.7%
Commercial	14,432	2.3%	12,527	2.1%
Acquisition and development	-	− %	-	− %
Total real estate construction loans	37,119	5.8%	35,053	5.8%

Other portfolio loans:
Home equity	37,748	5.9%	41,811	6.9%
Consumer	39,232	6.1%	44,506	7.4%
Commercial	57,947	9.1%	44,076	7.3%
Total other portfolio loans	134,927	21.1%	130,393	21.6%

Total portfolio loans	640,052	100.0%	603,259	100.0%

Allowance for portfolio loan losses	(8,162)		(7,745)
Net deferred portfolio loan costs	5,685		5,465
Premiums and discounts on purchased loans, net	1,670		2,528

Portfolio loans, net	$639,245		$603,507

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of December 31, 2016 and 2015:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

December 31, 2016
Real estate loans:
One- to four-family	$273,564	$1,320	$390	$919	$2,629	$276,193
Multi-family	70,452	-	-	-	-	70,452
Commercial	101,867	-	-	2,276	2,276	104,143
Land	11,670	-	-	5,548	5,548	17,218
Total real estate loans	457,553	1,320	390	8,743	10,453	468,006

Real estate construction loans:
One- to four-family	22,687	-	-	-	-	22,687
Commercial	14,432	-	-	-	-	14,432
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	37,119	-	-	-	-	37,119

Other portfolio loans:
Home equity	37,037	201	510	-	711	37,748
Consumer	38,412	506	165	149	820	39,232
Commercial	57,124	321	-	502	823	57,947
Total other portfolio loans	132,573	1,028	675	651	2,354	134,927

Total portfolio loans	$627,245	$2,348	$1,065	$9,394	$12,807	$640,052

December 31, 2015
Real estate loans:
One- to four-family	$271,340	$2,079	$1,065	$1,802	$4,946	$276,286
Multi-family	83,442	-	-	-	-	83,442
Commercial	61,485	-	-	128	128	61,613
Land	16,431	41	-	-	41	16,472
Total real estate loans	432,698	2,120	1,065	1,930	5,115	437,813

Real estate construction loans:
One- to four-family	22,526	-	-	-	-	22,526
Commercial	12,527	-	-	-	-	12,527
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	35,053	-	-	-	-	35,053

Other portfolio loans:
Home equity	40,966	643	99	103	845	41,811
Consumer	43,429	616	181	280	1,077	44,506
Commercial	43,574	-	383	119	502	44,076
Total other portfolio loans	127,969	1,259	663	502	2,424	130,393

Total portfolio loans	$595,720	$3,379	$1,728	$2,432	$7,539	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of December 31, 2016 and 2015 were $10.1 million and $4.2 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of December 31, 2016 and 2015. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of December 31, 2016 and 2015:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

December 31, 2016
Real estate loans:
One- to four-family	$274,660	$1,533	$276,193
Multi-family	70,452	-	70,452
Commercial	101,867	2,276	104,143
Land	11,670	5,548	17,218
Total real estate loans	458,649	9,357	468,006

Real estate construction loans:
One- to four-family	22,687	-	22,687
Commercial	14,432	-	14,432
Acquisition and development	-	-	-
Total real estate construction loans	37,119	-	37,119

Other portfolio loans:
Home equity	37,690	58	37,748
Consumer	38,995	237	39,232
Commercial	57,445	502	57,947
Total other portfolio loans	134,130	797	134,927

Total portfolio loans	$629,898	$10,154	$640,052

December 31, 2015
Real estate loans:
One- to four-family	$273,354	$2,932	$276,286
Multi-family	83,442	-	83,442
Commercial	61,485	128	61,613
Land	16,428	44	16,472
Total real estate loans	434,709	3,104	437,813

Real estate construction loans:
One- to four-family	22,526	-	22,526
Commercial	12,527	-	12,527
Acquisition and development	-	-	-
Total real estate construction loans	35,053	-	35,053

Other portfolio loans:
Home equity	41,382	429	41,811
Consumer	44,083	423	44,506
Commercial	43,807	269	44,076
Total other portfolio loans	129,272	1,121	130,393

Total portfolio loans	$599,034	$4,225	$603,259

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of December 31, 2016 and 2015:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

December 31, 2016
Real estate loans:
Multi-family	$70,419	$-	$33	$-	$70,452
Commercial	101,785	-	2,358	-	104,143
Land	11,708	-	5,510	-	17,218
Total real estate loans	183,912	-	7,901	-	191,813

Real estate construction loans:
Commercial	14,432	-	-	-	14,432
Total real estate construction loans	14,432	-	-	-	14,432

Other portfolio loans:
Commercial	55,278	1,663	1,006	-	57,947
Total other portfolio loans	55,278	1,663	1,006	-	57,947

Total risk graded portfolio loans	$253,622	$1,663	$8,907	$-	$264,192

December 31, 2015
Real estate loans:
Multi-family	$83,335	$-	$107	$-	$83,442
Commercial	60,203	1,193	217	-	61,613
Land	10,408	98	5,966	-	16,472
Total real estate loans	153,946	1,291	6,290	-	161,527

Real estate construction loans:
Commercial	12,527	-	-	-	12,527
Total real estate construction loans	12,527	-	-	-	12,527

Other portfolio loans:
Commercial	43,224	-	852	-	44,076
Total other portfolio loans	43,224	-	852	-	44,076

Total risk graded portfolio loans	$209,697	$1,291	$7,142	$-	$218,130

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. Activity in the allowance for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provision Expense	Ending Balance
	(Dollars in Thousands)

December 31, 2016
Real estate loans:
One- to four-family	$3,142	$(353)	$561	$(260)	$3,090
Multi-family	217	-	-	51	268
Commercial	1,337	-	-	872	2,209
Land	260	-	32	(85)	207
Total real estate loans	4,956	(353)	593	578	5,774
Real estate construction loans:
One- to four-family	144	-	-	15	159
Commercial	116	-	-	4	120
Acquisition and development	-	-	-	-	-
Total real estate construction loans	260	-	-	19	279
Other portfolio loans:
Home equity	972	(141)	45	(316)	560
Consumer	871	(566)	310	(158)	457
Commercial	556	(91)	1	414	880
Total other portfolio loans	2,399	(798)	356	(60)	1,897
Unallocated	130	-	-	82	212
Total	$7,745	$(1,151)	$949	$619	$8,162

December 31, 2015
Real estate loans:
One- to four-family	$3,206	$(313)	$356	$(107)	$3,142
Multi-family	28	-	8	181	217
Commercial	1,023	-	51	263	1,337
Land	197	(56)	138	(19)	260
Total real estate loans	4,454	(369)	553	318	4,956
Real estate construction loans:
One- to four-family	16	-	-	128	144
Commercial	19	-	-	97	116
Acquisition and development	-	-	-	-	-
Total real estate construction loans	35	-	-	225	260
Other portfolio loans:
Home equity	992	(146)	56	70	972
Consumer	844	(540)	277	290	871
Commercial	663	-	-	(107)	556
Total other portfolio loans	2,499	(686)	333	253	2,399
Unallocated	119	-	-	11	130
Total	$7,107	$(1,055)	$886	$807	$7,745

December 31, 2014
Real estate loans:
One- to four-family	$3,188	$(606)	$224	$400	$3,206
Multi-family	59	-	-	(31)	28
Commercial	827	(191)	83	304	1,023
Land	223	(8)	42	(60)	197
Total real estate loans	4,297	(805)	349	613	4,454
Real estate construction loans:
One- to four-family	-	-	-	16	16
Commercial	125	-	-	(106)	19
Acquisition and development	-	-	-	-	-
Total real estate construction loans	125	-	-	(90)	35
Other portfolio loans:
Home equity	1,046	(403)	161	188	992
Consumer	1,223	(595)	301	(85)	844
Commercial	214	(119)	6	562	663
Total other portfolio loans	2,483	(1,117)	468	665	2,499
Unallocated	41	-	-	78	119
Total	$6,946	$(1,922)	$817	$1,266	$7,107

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2016:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$-	$3,090	$3,090
Multi-family	-	268	268
Commercial	201	2,008	2,209
Land	-	207	207
Total real estate loans	201	5,573	5,774

Real estate construction loans:
One- to four-family	-	159	159
Commercial	-	120	120
Acquisition and development	-	-	-
Total real estate construction loans	-	279	279

Other portfolio loans:
Home equity	-	560	560
Consumer	-	457	457
Commercial	279	601	880
Total other portfolio loans	279	1,618	1,897

Unallocated	-	212	212

Total ending allowance for portfolio loan losses balance	$480	$7,682	$8,162

Portfolio loans:
Real estate loans:
One- to four-family	$-	$276,193	$276,193
Multi-family	33	70,419	70,452
Commercial	2,763	101,380	104,143
Land	5,510	11,708	17,218
Total real estate loans	8,306	459,700	468,006

Real estate construction loans:
One- to four-family	-	22,687	22,687
Commercial	-	14,432	14,432
Acquisition and development	-	-	-
Total real estate construction loans	-	37,119	37,119

Other portfolio loans:
Home equity	-	37,748	37,748
Consumer	-	39,232	39,232
Commercial	519	57,428	57,947
Total other portfolio loans	519	134,408	134,927

Total ending portfolio loans balance	$8,825	$631,227	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

Years Ended December 31, 2016, 2015 and 2014

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance. For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans, including TDRs, individually evaluated for impairment of approximately $0.5 million and $0.3 million at December 31, 2016 and 2015, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$20,060	$18,933
Multi-family	-	-
Commercial	2,488	2,576
Land	6,311	7,075
Total real estate loans	28,859	28,584

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	4,230	4,601
Consumer	1,573	1,472
Commercial	181	320
Total other portfolio loans	5,984	6,393

Total TDRs classified as impaired loans	$34,843	$34,977

The TDR balances included performing TDRs of $20.3 million and $30.5 million as of December 31, 2016 and 2015, respectively. There were no commitments to lend additional amounts on TDRs as of December 31, 2016 and 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

The following table presents information on TDRs during the years ended December 31, 2016, 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

December 31, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	34	$4,353	$4,147
Land	2	98	98
Total real estate loans	36	4,451	4,245

Other portfolio loans:
Home equity	17	1,115	1,115
Consumer	13	279	279
Total other portfolio loans	30	1,394	1,394

Total troubled debt restructurings	66	$5,845	$5,639

December 31, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	15	$1,691	$1,691
Land	5	754	724
Total real estate loans	20	2,445	2,415

Other portfolio loans:
Home equity	13	1,711	1,711
Consumer	11	219	219
Commercial	1	77	77
Total other portfolio loans	25	2,007	2,007

Total troubled debt restructurings	45	$4,452	$4,422

December 31, 2014
Troubled debt restructuring:
Real estate loans:
One- to four-family	36	$8,145	$8,145
Land	1	261	261
Total real estate loans	37	8,406	8,406

Other portfolio loans:
Home equity	14	1,449	1,449
Consumer	15	912	912
Commercial	2	161	161
Total other portfolio loans	31	2,522	2,522

Total troubled debt restructurings	68	$10,928	$10,928

All of the Company’s portfolio loans that were restructured as TDRs during the years ended December 31, 2016, 2015 and 2014, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

There were six subsequent defaults on portfolio loans that were restructured as TDRs during the year ended December 31, 2016. The subsequent defaults included two one- to four-family residential loans with a combined recorded investment of $0.4 million, one commercial real estate loan with a recorded investment of $2.0 million, one land loan with a recorded investment of $5.5 million, and two home equity loans with a combined recorded investment of $30,000.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

There was one subsequent default on portfolio loans that were restructured as TDRs during the year ended December 31, 2015. This subsequent default was a consumer loan with a recorded investment of $4,000.

There were eight subsequent defaults on portfolio loans that were restructured as TDRs during the year ended December 31, 2014. These subsequent defaults included five one- to four-family residential loans with a combined recorded investment of $0.5 million, one commercial real estate loan with a recorded investment of $0.6 million, one land loan with a recorded investment of $0.1 million, and one consumer loan with a recorded investment of $0.1 million.

The following table presents information about impaired portfolio loans as of December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	33	33	-
Commercial	589	589	-
Land	5,510	5,510	-
Total real estate loans	6,132	6,132	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	61	61	-
Total other portfolio loans	61	61	-

Total with no related allowance recorded	$6,193	$6,193	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$21,335	$21,869	$1,514
Multi-family	-	-	-
Commercial	2,174	2,174	201
Land	801	851	108
Total real estate loans	24,310	24,894	1,823

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,231	4,388	408
Consumer	1,728	1,832	201
Commercial	840	840	279
Total other portfolio loans	6,799	7,060	888

Total with an allowance recorded	$31,109	$31,954	$2,711

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the years ended December 31, 2016, 2015 and 2014:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
December 31, 2016
Real estate loans:
One- to four-family	$21,461	$1,011	$-
Multi-family	70	3	-
Commercial	2,670	92	-
Land	6,694	86	-
Total real estate loans	30,895	1,192	-
Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-
Other portfolio loans:
Home equity	4,508	212	-
Consumer	1,810	118	-
Commercial	770	58	-
Total other portfolio loans	7,088	388	-
Total	$37,983	$1,580	$-

December 31, 2015
Real estate loans:
One- to four-family	$19,100	$903	$-
Multi-family	146	6	-
Commercial	3,230	124	-
Land	7,010	268	-
Total real estate loans	29,486	1,301	-
Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-
Other portfolio loans:
Home equity	4,263	198	-
Consumer	1,481	95	-
Commercial	724	41	-
Total other portfolio loans	6,468	334	-
Total	$35,954	$1,635	$-

December 31, 2014
Real estate loans:
One- to four-family	$17,278	$919	$-
Multi-family	93	8	-
Commercial	5,183	305	-
Land	7,036	268	-
Total real estate loans	29,590	1,500	-
Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-
Other portfolio loans:
Home equity	3,845	192	-
Consumer	1,108	111	-
Commercial	719	120	-
Total other portfolio loans	5,672	423	-
Total	$35,262	$1,923	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $1.6 million and $3.4 million of one- to four-family residential and home equity loans in process of foreclosure as of December 31, 2016 and 2015, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.9 million as of both December 31, 2016 and 2015. The activity on these loans during the years ended December 31, 2016, 2015 and 2014, was as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in Thousands)

Beginning balance	$1,919	$169	$137
New portfolio loans and advances on existing portfolio loans	-	1,776	-
Effect of changes in related parties	-	-	37
Repayments	(63)	(26)	(5)
Ending balance	$1,856	$1,919	$169

NOTE 8. OTHER LOANS

The Company’s other loans are comprised of mortgage loans held-for-sale, SBA/USDA loans held-for-sale, and warehouse loans held-for-investment. The Company originates mortgage loans held-for-sale with the intent to sell the loans and the servicing rights to investors. The Company originates SBA/USDA loans held-for-sale with the intent to sell the guaranteed portion of the loans to investors, while maintaining the servicing rights. The Company originates warehouse loans held-for-investment and permits third-party originators to sell the loans and servicing rights to investors in order to repay the warehouse balance outstanding.

The Company internally originated approximately $72.3 million, $35.3 million and $7.9 million of mortgage loans held-for-sale during the years ended December 31, 2016, 2015 and 2014, respectively. The gain recorded on sale of mortgage loans held-for-sale during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $0.8 million and $0.2 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company internally originated approximately $13.6 million, $3.9 million and $8.3 million, respectively, of SBA/USDA loans held-for-sale. The gain recorded on sales of SBA/USDA loans held-for-sale was $1.0 million, $0.7 million and $0.7 million during the years ended December 31, 2016, 2015 and 2014.

During the years ended December 31, 2016, 2015 and 2014, the Company originated approximately $1.8 billion, $1.1 billion and $457.5 million, respectively, of warehouse loans held-for-investment through third parties. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $2.7 million, $1.9 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 12 days, 17 days and 19 days, respectively, for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016 and 2015, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 9. LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Land	$7,016	$7,176
Buildings and leasehold improvements	12,003	12,274
Furniture, fixtures, and equipment	9,057	11,020
Land, premises, and equipment	28,076	30,470
Accumulated depreciation and amortization	(13,131)	(14,998)
Land, premises, and equipment, net	$14,945	$15,472

Depreciation expense was $1.1 million, $0.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 10. DEPOSITS

The Company had $390.7 million and $324.0 million in non-maturity deposits at December 31, 2016 and 2015, respectively. Time deposits were $237.7 million and $231.8 million at December 31, 2016 and 2015, respectively. Scheduled maturities of time deposits at December 31, 2016 were as follows:

(Dollars in Thousands)
2017	$148,846
2018	48,496
2019	25,362
2020	5,222
2021	9,793
Thereafter	7
Total time deposits	$237,726

Time deposits in amounts equal to or greater than $250,000 were approximately $30.1 million and $17.9 million at December 31, 2016 and 2015, respectively. Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation (FDIC).

As of December 31, 2016, the Company had deposit relationships in excess of 5% of total deposits with one customer, which totaled $40.0 million, or 6.4% of total deposits. Additionally, brokered deposits, which are reported on the consolidated balance sheets in either money market accounts or time deposits, were $84.0 million, or 13.4% of total deposits, at December 31, 2016. As of December 31, 2015, the Company had deposit relationships in excess of 5% of total deposits with one customer, which totaled $40.0 million, or 7.2% of total deposits. Brokered deposits were $61.5 million, or 11.1% of total deposits, at December 31, 2015. Brokered deposits typically consist of smaller individual balances that have liquidity characteristics and yields consistent with time deposits in amounts equal to or greater than $250,000. Management does not view these concentrations as a liquidity risk.

Deposits from directors, executive officers and their associates were approximately $0.2 million and $0.4 million at December 31, 2016 and 2015, respectively.

Interest expense on customer deposit accounts for the years ending December 31, 2016, 2015 and 2014 is summarized as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in Thousands)
Interest-bearing demand	$454	$105	$162
Savings and money market	938	693	665
Time	2,215	1,628	1,662
Total interest expense on deposits	$3,607	$2,426	$2,489

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no outstanding balance on repurchase agreements as of December 31, 2016, and repurchase agreements with a carrying amount of $10.0 million as of December 31, 2015. Information concerning repurchase agreements as of and for the years ended December 31, 2016, 2015 and 2014, is summarized as follows:

	December 31, 2016		December 31, 2015	December 31, 2014
	(Dollars in Thousands)

Average daily balance outstanding during the period	$82		$31,370	$69,075
Maximum month-end balance during the period	$-		$66,300	$78,300
Weighted average coupon interest rate during the period	0.80%		4.89%	4.96%
Weighted average coupon interest rate at end of period	−	%	0.80%	4.94%
Weighted average maturity (months)	-		-	30

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

The Company had no investment securities posted as collateral under this new repurchase agreement as of December 31, 2016, while $10.1 million in investment securities were posted as collateral under this new repurchase agreement as of December 31, 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2016 and 2015, advances from the FHLB were as follows:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)

Maturity on February 10, 2016, fixed rate at 0.35%	$-	$20,000
Maturity on June 20, 2016, fixed rate at 0.50%	-	55,000
Maturity on June 22, 2016, fixed rate at 0.54%	-	47,500
Maturity on January 30, 2017, fixed rate at 0.61%	50,000	-
Maturity on June 20, 2017, fixed rate 0.73%	833	2,500
Maturity on June 20, 2017, fixed rate 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	2,500	3,500
Maturity on December 23, 2019, adjustable rate at 2.43% (1)	-	20,000
Maturity on June 23, 2020, adjustable rate at 2.23% (1)	-	15,000
Maturity on June 23, 2020, adjustable rate at 2.16% (1)	-	15,000
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	-
Daily rate credit, no maturity date, adjustable rate at 0.80% as of December 31, 2016 and at 0.49% as of December 31, 2015	65,000	10,000
Prepayment penalties (2)	-	(1,382)
Total	$188,758	$207,543

_______

(1)	As a result of the prepayment and restructure of three advances, totaling $50.0 million, on June 22, 2015, $3.5 million of deferred prepayment penalties were factored into the new interest rate of three advances, totaling $50.0 million, granted on June 22, 2015.
(2)	The prepayment penalties as of December 31, 2015, were amortized through June 2016.

The FHLB advances had a weighted-average maturity of 16 months and a weighted-average rate of 1.26% at December 31, 2016. The Company had $371.1 million in portfolio loans posted as collateral for these advances as of December 31, 2016.

The Bank’s remaining borrowing capacity with the FHLB was $92.1 million at December 31, 2016. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of December 31, 2016, fair value exceeded the book value of the individual advances by $1.1 million, which was collateralized by portfolio loans (included in the $371.1 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $41.2 million as of December 31, 2016.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the Financial Statements and these Notes. The principal commitments as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Undisbursed portion of loans closed	$4,118	$4,417
Unused lines of credit and commitments to fund loans	110,426	85,514

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

As of December 31, 2016, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 4.25% to 6.25%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $23.5 million and had interest rates that ranged from 2.45% to 18.00% and the variable rate commitments totaled $86.9 million and had interest rates that ranged from 2.01% to 8.50%. As of December 31, 2015, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 3.75% to 6.00%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $20.2 million and had interest rates that ranged from 3.50% to 18.00% and the variable rate commitments totaled $65.3 million and had interest rates that ranged from 1.67% to 8.25%.

As of December 31, 2016 and 2015, the Company had fully secured outstanding standby letters of credit commitments totaling $623,000 and $133,000, respectively.

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

The Company has employment agreements with three of its officers, which were all effective as of December 31, 2016. However, as of December 31, 2016, the Company had no balance accrued for any liabilities related to these agreements.

In addition to its borrowing capacity with the FHLB, the Company maintained lines of credit with private financial institutions as of December 31, 2016 and 2015. These lines of credit totaled $47.0 million and $20.0 million as of December 31, 2016 and 2015, respectively, for which no balance was outstanding as of December 31, 2016 or 2015.

The Company has operating leases in place for eight business locations. Lease payments in total over the next 5 years are approximately $1.2 million.

NOTE 14. INCOME TAXES

Income tax expense for the years ending December 31, 2016, 2015 and 2014 was as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
		(Dollars in Thousands)

Current – federal	$961	$-	$-
Current – state	139	-	-
Deferred – federal	2,409	(684)	5,328
Deferred – state, net of federal tax effect	226	(31)	453
Decrease in valuation allowance – federal	(93)	(7,905)	(5,328)
Decrease in valuation allowance – state	(10)	(887)	(453)
Income tax expense (benefit)	$3,632	$(9,507)	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 14. INCOME TAXES (continued)

The effective tax rate differs from the statutory federal income tax rate for the years ending December 31, 2016, 2015 and 2014 as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
		(Dollars in Thousands)
Income taxes at current statutory rate of 34%	$3,417	$(608)	$451
Increase (decrease) from:
State income tax, net of federal tax effect	318	(22)	(52)
Tax-exempt income	(32)	(31)	(32)
Increase in cash surrender value of bank owned life insurance	(158)	(163)	(171)
Stock option expense	171	6	2
Change related to Internal Revenue Code § 382 net operating loss carryover limitations	4	80	5,619
Change in federal valuation allowance	(93)	(7,905)	(5,328)
Change in state valuation allowance	(10)	(887)	(453)
Other, net	15	23	(36)
Income tax expense (benefit)	$3,632	$(9,507)	$-
Effective tax rate	36.1%	0.0%	0.0%

Deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)

Deferred tax assets:
Allowance for portfolio loan losses	$3,027	$2,887
Other real estate owned	894	1,010
Net operating loss carryover – limited by Internal Revenue Code § 382	2,010	2,552
Net operating loss carryover – unlimited	31	1,186
Net unrealized loss on securities available-for-sale	518	345
Deferred loan fees	210	567
Alternative minimum tax carryover	527	527
Other	905	1,036
Total deferred tax assets	8,122	10,110
Valuation allowance – federal	(24)	(117)
Valuation allowance – state	(3)	(13)
Total deferred tax assets, net of valuation allowance	8,095	9,980

Deferred tax liability:
Depreciation	(514)	(242)
Deferred loan costs	(271)	(194)
Prepaid expenses	(272)	(214)
Other	(286)	(223)
Total deferred tax liability	(1,343)	(873)
Net deferred tax asset	$6,752	$9,107

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

Years Ended December 31, 2016, 2015 and 2014

NOTE 14. INCOME TAXES (continued)

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

During the assessment in the second quarter of 2015, the positive evidence considered by management in arriving at the conclusion to remove the valuation allowance included five consecutive profitable quarters beginning with the first quarter of 2014, strong growth in core earnings, assessments of the current and future economic and business conditions, which demonstrates demand for the Company’s products and services, the significant improvement in credit measures, which impacts the sustainability of profitability and management’s ability to forecast future credit losses, the probability of achieving forecasted future taxable income and the termination of a Consent Order with one of the Bank’s regulatory agencies. At the same time, the negative evidence considered by management included the aforementioned cumulative loss position, expiring tax credit carryovers, and the continuation of a Supervisory Agreement with one of the Company’s regulatory agencies, which was terminated subsequent to the reversal of the valuation allowance.

As of December 31, 2016, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of December 31, 2016. The valuation allowance was $0.1 million as of December 31, 2015.

During the year ended December 31, 2016, the Company used $4.1 million of federal net operating loss carryover, while no federal net operating loss carryover was used during the years ended December 31, 2015 and 2014. During the years ended December 31, 2016 and 2015, the Company used $2.6 million and $0.1 million, respectively, of state net operating loss carryover, while no state net operating loss carryover was used during the year ended December 31, 2014.

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year, excluding net operating loss carryovers which were generated after the first quarter of 2013. The net operating loss carryovers generated after the first quarter of 2013 were fully used in 2016.

The Company has a federal net operating loss carryover of $5.4 million which will expire between 2027 and 2033. There is no valuation allowance on this carryover. The Company has a state net operating loss carryover of $5.9 million which will expire between 2017 and 2033. There is no valuation allowance on this carryover.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

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

The following table summarizes the basic and diluted earnings per common share computation for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in Thousands, Except Share Information)
Basic:
Net income	$6,418	$7,718	$1,327
Weighted average common shares outstanding	15,508,933	15,508,969	15,508,969
Less: average unallocated employee stock ownership plan shares	(71,844)	(76,647)	(81,411)
Less: average director’s deferred compensation shares	(19,743)	(33,899)	(35,234)
Less: average unvested restricted stock awards	-	(136)	(409)
Weighted average common shares outstanding, as adjusted	15,417,346	15,398,287	15,391,915
Basic earnings per common share	$0.42	$0.50	$0.09

Diluted:
Net income	$6,418	$7,718	$1,327
Weighted average common shares outstanding, as adjusted (from above)	15,417,346	15,398,287	15,391,915
Add: dilutive effects of assumed exercise of stock options	-	-	-
Add: dilutive effects of full vesting of stock awards	-	-	-
Weighted average dilutive shares outstanding	15,417,346	15,398,287	15,391,915
Diluted earnings per common share	$0.42	$0.50	$0.09

During the years ended December 31, 2016, 2015 and 2014, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 16. EMPLOYEE BENEFITS

Defined Contribution Plan

Company employees meeting certain age and length of service requirements may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an Internal Revenue Service maximum amount, with a Company match equal to 100% of the first 3% of the compensation contributed, plus 50% of the next 2% of the compensation contributed. For the years ended December 31, 2016, 2015 and 2014, the total plan expense was $382,000, $160,000 and $121,000, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 16. EMPLOYEE BENEFITS (continued)

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

Vesting in the appreciation benefit for the executive SERPs and Director Retirement Plan was contingent upon the occurrence of certain events. For the executive SERPs, such events included the successful completion of the second step conversion, two consecutive quarters of positive income before the expense of participant vesting by the Company, the participant's death or disability, a change-of control of the Company, or involuntary termination of employment. For the Director Retirement Plan, such events included the successful completion of the second step conversion. The vested appreciation benefit would have been payable over 15 years for executive SERPs and is payable over 10 years for the Director Retirement Plan. The vested but unpaid appreciation benefits of the executive SERPs and Director Retirement Plan are credited for interest at a rate of 3-month LIBOR plus 275 basis points.

Under the terms of the senior officer SERP, the appreciation benefit was established upon completion of the second step conversion and becomes payable to the participant over 20 years following separation from service due to retirement from the Company, which may be no earlier than age 55. In the event of a death of a participant with 5 or more years of service, a lump sum payment is due to the participant's beneficiary. The participant forfeits their appreciation benefit if the employee leaves the Company prior to retirement. The unpaid appreciation benefit for each participant is credited for interest at a rate of 3-month LIBOR plus 275 basis points.

The executive SERPs and Director Retirement Plan were partially funded through the creation of a rabbi trust (the Trust). The Trust purchased 34,009 shares of Company stock at $10.00 per share during the second step conversion and has recorded the purchase as common stock held by benefits plans in stockholders’ equity. Benefits paid by the Trust may be paid in cash or stock and the assets of the Trust are considered general assets of the Company. Changes in the value of Company stock are recorded as adjustments to the benefits accrued for each participant.

The Company recorded expense of $13,000, $7,000 and $26,000 for SERP and Director Retirement Plans in 2016, 2015 and 2014, respectively, including increases for vesting, increases in the market value of Company stock held in the Trust, and interest on unpaid appreciation benefits, net of the reversal of benefits accrued for SERP participants who severed their employment prior to retirement.

Below is the amount of accrued liability and unvested appreciation benefit under the SERP and Director Retirement Plan as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Accrued liability:
Executive and senior officer SERP	$209	$197
Director retirement plan	$70	$107
Unvested appreciation benefit:
Executive and senior officer SERP	$136	$1,959
Director retirement plan	$-	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 16. EMPLOYEE BENEFITS (continued)

Supplemental Executive Retirement Plan and Director Retirement Plan (continued)

In October 2015, the Company’s Board of Directors approved the payment and disbursement of vested appreciation benefits to participants under the Director Retirement Plan, which would have normally been paid out and disbursed between April 2012 and October 2015. Such payments and disbursements were temporarily suspended due to the Consent Order (the Order), dated August 10, 2012 and terminated March 26, 2015, between the Bank and the Office of Comptroller Currency (the OCC), among other things. These catch up payments were made in November 2015, totaling $53,000 in cash, and some of the catch up distributions were made in December 2015, totaling 4,688 shares. The remaining catch up distributions were made early in 2016, totaling 3,771 shares.

The Company’s Board of Directors also approved resumption of regularly scheduled payments and disbursements under the Director Retirement Plan. Regular payments and disbursements during the year ended December 31, 2016 totaled $16,000 in cash and 175 shares, while regular payments and disbursements during the year ended December 31, 2015 totaled $1,000 in cash and 43 shares. There were no regular payments and disbursements during the year ended December 31, 2014.

Under the Director Retirement Plan, all cash payments during 2016 and 2015 were previously accrued for and all share distributions during 2016 and 2015 were of previously issued and outstanding Company stock.

Deferred Director Fee Plan

A deferred director fee compensation plan covers all non-employee directors. Under the plan, directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2016 and 2015, the liability for the plan was $118,000 and $147,000, respectively.

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

Contributions to the ESOP were $97,000, $94,000 and $91,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and did not include dividends on unearned shares during any of the years.

Compensation expense for shares committed to be released under the ESOP was $30,000, $23,000 and $20,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 17. EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Shares held by the ESOP as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015

Allocated to eligible employees	4,790	4,790
Unearned	67,067	71,857
Total ESOP shares	71,857	76,647

	(Dollars in Thousands)
Fair value of unearned shares	$456	$421

NOTE 18. STOCK-BASED COMPENSATION

Plans Adopted in 2016

2016 Omnibus Incentive Plan

At the 2016 Annual Meeting of Stockholders, the Company’s stockholders approved the 2016 Omnibus Incentive Plan (the 2016 Incentive Plan). Eligible participants under the 2016 Incentive Plan are Company officers or other employees or individuals engaged to become officers or employees, any consultant or advisor who provides service to the Company, and any Company directors, including non-employee directors. Under the 2016 Incentive Plan, the Company may grant stock options, stock appreciation rights, performance shares, performance units, shares of common stock, restricted stock, restricted stock units, incentive awards, dividend equivalent units, and other stock based awards. The 2016 Incentive Plan reserves 500,000 shares of common stock for issuance, subject to adjustment upon certain changes in capital structure. The 2016 Incentive Plan also provides for limits on the size of certain awards that may be made to certain classes of participants.

In 2016, the Company adopted, two incentive compensation plans under the 2016 Incentive Plan. These plans provided for the grants of awards to the Company’s three executive officers, based on the Company’s earnings per share, return on average assets in the third and fourth quarters, and the amount of non-performing assets as a percentage of total assets. One of these plans was titled the Annual Incentive Plan, which provided that our Chief Executive Officer (CEO) could earn a target award of 40% of his or her salary, and our Chief Financial Officer (CFO) and Chief Credit Officer (CCO) could each earn a target award equal to 25% of his or her salary. As a percentage of the target awards, earnings per share was weighted at 60%, return on average assets for the third and fourth quarters at 20%, and non-performing assets as a percentage of total assets at 20%. A minimum performance threshold was set at 85% of each target. A performance maximum was set at 115% of each target. Performance below the thresholds provided for no award for that metric and awards were prorated between the threshold and the maximum. Awards were made 70% in cash and 30% in restricted stock to vest over a three-year period.

The second plan was titled the Long Term Incentive Plan, which provided an opportunity for such three officers, discussed above, to receive incentive awards based on earnings per share. Because the measurement period for that metric was only one year, the Company is treating this plan as another stock based award. Under this plan, our CEO had the opportunity to earn an award of 40% of his or her salary, and our CFO and CCO each had the opportunity to earn an award equal to 25% of his or her salary. Awards were made in restricted stock, which will cliff vest after five years.

There were no awards made under the 2016 Incentive Plan during the year ended December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 18. STOCK-BASED COMPENSATION (continued)

Plans Adopted in 2005

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

There was no compensation cost that has been charged against income for the Recognition Plan or the Stock Option Plan for the year ended December 31, 2016. The compensation cost that has been charged against income for the Recognition Plan was $2,000 and $3,000 during the years ended December 31, 2015 and 2014, respectively. The compensation cost that has been charged against income for the Stock Option Plan for the years ended December 31, 2015 and 2014 was $12,000 and $23,000, respectively.

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

There were no common stock share awards during the years ended December 31, 2016 and 2015. A summary of the status of the shares of the Recognition Plan at December 31, 2016 and 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2015	274	$14.95
Granted	-	-
Vested	(274)	14.95
Forfeited	-	-
Non-vested at December 31, 2015	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2016	-	-

There was no unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 18. STOCK-BASED COMPENSATION (continued)

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

There were no incentive stock option awards during the years ended December 31, 2016, 2015 and 2014.

A summary of the option activity under the Stock Option Plan as of December 31, 2016 and 2015, and changes for the year then ended is presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)	(in Thousands)

Outstanding at January 1, 2015	64,959	49.40
Granted	-	-
Exercised	-	-
Forfeited	(42,615)	65.14
Outstanding at December 31, 2015	22,344	19.39	4.2	-

Vested or expected to vest	22,344	19.39	4.2	-
Exercisable at year end	22,344	19.39	4.2	-

Outstanding at January 1, 2016	22,344	19.39
Granted	-	-
Exercised	-	-
Forfeited	(1,568)	78.16
Outstanding at December 31, 2016	20,776	14.95	3.5	-

Vested or expected to vest	20,776	14.95	3.5	-
Exercisable at year end	20,776	14.95	3.5	-

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

There was no unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan as of December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 19. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of December 31, 2016 and 2015 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2016
Total capital (to risk weighted assets)	$92.8	14.83%	$62.6	10.00%
Common equity tier 1 capital (to risk weighted assets)	85.0	13.58%	40.7	6.50%
Tier 1 capital (to risk weighted assets)	85.0	13.58%	50.1	8.00%
Tier 1 capital (to adjusted total assets)	85.0	9.44%	45.0	5.00%

December 31, 2015
Total capital (to risk weighted assets)	$84.2	13.91%	$60.6	10.00%
Common equity tier 1 capital (to risk weighted assets)	76.7	12.66%	39.4	6.50%
Tier 1 capital (to risk weighted assets)	76.7	12.66%	48.4	8.00%
Tier 1 capital (to adjusted total assets)	76.7	9.49%	40.4	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of December 31, 2016 was well-capitalized.

Beginning on January 1, 2016, as a result of the commencement of the phase-in of amended regulatory risk-based capital rules, the Company must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. The capital conservation buffer must consist solely of Common Equity Tier 1 capital, but it applies to all three risk-weighted measurements (total risk based capital to risk-weighted assets ratio, Common Equity Tier 1 capital to risk-weighted assets ratio, Tier 1 capital to risk-weighted assets ratio) in addition to the minimum risk-weighted capital requirements. The capital conservation buffer required for 2016 is common equity equal to 0.625% of risk-weighted assets and will increase by 0.625% per year until reaching 2.5% beginning January 1, 2019

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed Balance Sheets – December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$1,068	$1,308
Investment in subsidiary	85,841	77,335
Note receivable from employee stock ownership plan	1,757	1,853
Other assets	337	2,578
Total assets	$89,003	$83,074

Accrued expenses and other liabilities	$1,985	$2,336
Total stockholders’ equity	87,018	80,738
Total liabilities and stockholders’ equity	$89,003	$83,074

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015 and 2014

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements Of Operations – Years ended December 31, 2016, 2015 and 2014

	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in Thousands)

Net interest income	$64	$62	$65

Noninterest income and expense:
Noninterest income	162	454	491
Equity in net income of subsidiary	8,801	5,034	1,317
Noninterest expense	(568)	(464)	(546)
Total noninterest income and expense	8,395	5,024	1,262

Income before income tax expense	8,459	5,086	1,327
Income tax expense (benefit)	2,041	(2,632)	-
Net income	$6,418	$7,718	$1,327

Condensed Statements Of Cash Flows – Years ended December 31, 2016, 2015 and 2014

	December 31, 2016	December 31, 2015	December 31, 2014
		(Dollars in Thousands)
Cash flows from operating activities:
Net income	$6,418	$7,718	$1,327
Adjustments to reconcile net income to net cash from operating activities:
Employee stock ownership plan compensation expense	30	23	20
Share-based compensation expense	-	14	26
Net change in other assets	2,242	(2,578)	70
Net change in accrued expenses and other liabilities	(351)	(229)	(86)
Equity in undistributed income of subsidiary	(8,801)	(5,034)	(1,317)
Net cash provided by (used in) operating activities	(462)	(86)	40

Cash flows from investing activities:
Payment received on employee stock ownership plan loan	96	94	91
Net cash provided by investing activities	96	94	91

Cash flows from financing activities:
Additional cost associated with the issuance of common stock in a public offering in 2013	-	-	(112)
Shares purchased for and distributions from Rabbi Trust	126	(30)	-
Net cash used in financing activities	126	(30)	(112)

Net increase (decrease) in cash and cash equivalents	(240)	(22)	19
Cash and cash equivalents, beginning of year	1,308	1,330	1,311
Cash and cash equivalents, end of year	$1,068	$1,308	$1,330

NOTE 21. BRANCH TRANSACTION

On November 20, 2015, the Bank announced it had agreed to sell its branch in Garden City, Georgia (the Garden City branch) to Queensborough National Bank & Trust Company (Queensborough). In the transaction, which closed on April 8, 2016, Queensborough acquired certain assets and assumed certain liabilities of the Bank. The Garden City branch sale, which did not have a material impact on the Company's assets, loan portfolio or earnings, resulted in $13.7 million of deposits, or approximately 2.5% of the Bank’s total deposits as of March 31, 2016, transferring to Queensborough. The Company recorded a $0.1 million gain on the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 31, 2016, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective.

(b) Evaluation of internal control over financial reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2016. “Management’s Report on Internal Control Over Financial Reporting” is included within Item 8. Financial Statements and Supplementary Data of this Report. The effectiveness of our internal control over financial reporting was audited by Dixon Hughes Goodman LLP, our independent registered public accounting firm, whose unqualified report is also included within Item 8. Financial Statements and Supplementary Data of this Report.

(c) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included under the captions “Proposal I–Election of Directors,” “–Directors,” “–Executive Officers Who Are Not Directors,” “–Meetings and Committees of our Board of Directors–Audit Committee,” “–Meetings and Committees of our Board of Directors–Governance and Nominating Committee,” “–Code of Ethics,” and ”–Section 16(a) Beneficial Ownership Reporting Compliance“ in the Company's Proxy Statement for the 2017 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2016 fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Executive Compensation” and “Director Compensation” in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2016 fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Voting Securities and Principal Holders Thereof” and “Proposal I–Election of Directors” in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2016 fiscal year, and in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities of this Report on page 57, each of which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Board Independence” and “Transactions with Certain Related Persons” in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2016 fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal II–Ratification of the Appointment of the Independent Registered Public Accounting Firm,” “–Audit Fees,” “–Audit-Related Fees,” “–Tax Fees,” and “–All Other Fees” in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the end of our 2016 fiscal year, and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report

1.	The following consolidated financial statements are set forth under Item 8. Financial Statements and Supplementary Data of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules.

All financial statement schedules have been omitted because they were not applicable or because the required information has been included in the consolidated financial statements or notes thereto.

3.	Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed, furnished herewith, or incorporated by reference as part of this Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: March 14, 2017	By:	/s/ John K. Stephens, Jr.
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ John K. Stephens, Jr.	By:	/s/ Tracy L. Keegan
	John K. Stephens, Jr.		Tracy L. Keegan
	President and Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
	Director		(Principal Financial and Accounting Officer)
	Date: March 14, 2017		Date: March 14, 2017

By:	/s/ Dave Bhasin	By:	/s/ Bhanu Choudhrie
	Dave Bhasin		Bhanu Choudhrie
	Director		Director
	Date: March 14, 2017		Date: March 14, 2017

By:	/s/ John J. Dolan	By:	/s/ James D. Hogan
	John J. Dolan		James D. Hogan
	Chairman, Director		Director
	Date: March 14, 2017		Date: March 14, 2017

By:	/s/ W. Eric Palmer	By:	/s/ Jay S. Sidhu
	W. Eric Palmer		Jay S. Sidhu
	Director		Vice Chairman, Director
	Date: March 14, 2017		Date: March 14, 2017

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit			Filing	Exhibit		Filed
Number	Exhibit Description	Form	Date	Number	SEC File No.	Herewith

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation	S-1	6/18/10	4	333-167632

10.1	The Wealthy and Wise 401(k) Plan, adopted by Atlantic Coast Bank as a participating employer in a multiple employer plan	10-K	3/16/16	10.1	001-35072

10.2	Employee Stock Ownership Plan	10-K	3/16/16	10.2	001-35072

10.3*	Atlantic Coast Bank Employment Agreement with John K. Stephens, Jr.	8-K	4/7/16	10.1	001-35072

10.4*	Atlantic Coast Bank Employment Agreement with Tracy L. Keegan	8-K	4/7/16	10.2	001-35072

10.5*	Atlantic Coast Bank Employment Agreement with Phillip S. Buddenbohm	8-K	4/7/16	10.3	001-35072

10.6*	Atlantic Coast Financial Corporation 2016 Omnibus Incentive Plan	8-K	5/27/16	10.1	001-35072

10.7*	Atlantic Coast Bank Amended and Restated Supplemental Executive Retirement Plan with Phillip S. Buddenbohm	10-K	4/1/13	10.9	001-35072

10.8*	Amended and Restated 2005 Director Retirement Plan, originally filed by Atlantic Coast Federal Corporation	S-1	6/18/10	10.23	333-167632

10.9*	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan	S-1	6/18/10	10.23	333-167632

10.10*	Employee Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix A	000-50962

10.11*	Director Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix B	000-50962

10.12*	Amended and Restated 2005 Director Deferred Fee Plan, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.6	000-50962

10.13*	Amended and Restated 2007 Director Deferred Compensation Plan for Equity, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.15	000-50962

10.14*	2008 Executive Deferred Compensation Plan, originally filed by Atlantic Coast Federal Corporation	8-K	2/12/08	10.1	000-50962

10.15*	2005 Stock Option Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix B	000-50962

10.16*	2005 Recognition and Retention Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix C	000-50962

21	Subsidiaries of Registrant	__	__	__	__	X

23.1	Consent of Dixon Hughes Goodman LLP	__	__	__	__	X

23.2	Consent of RSM US LLP	__	__	__	__	X

Incorporation by Reference
Exhibit			Filing	Exhibit		Filed
Number	Exhibit Description	Form	Date	Number	SEC File No.	Herewith

31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

31.2	Certification of Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

32**	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

101.INS***	XBRL Instance Document	__	__	__	__	X

101.SCH***	XBRL Taxonomy Extension Schema Document	__	__	__	__	X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X

101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

101 LAB***	XBRL Taxonomy Label Linkbase Document	__	__	__	__	X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

