Form 10-Q
period 2017-03-31
Atlantic Coast Financial CORP
filed 2017-05-10
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES ☒ NO ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐          Accelerated Filer ☒          Non-Accelerated Filer ☐

Smaller Reporting Company ☐          Emerging Growth Company ☐

If an merging growth company, indicate by check mark if the registrarnt has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of May 1, 2017 was 15,553,709 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Cash and due from financial institutions	$4,041	$3,744
Short-term interest-earning deposits	23,713	56,149
Total cash and cash equivalents	27,754	59,893
Securities available-for-sale	101,069	65,293
Portfolio loans, net of allowance of $8,272 in 2017 and $8,162 in 2016	681,576	639,245
Other loans:
Held-for-sale	2,126	7,147
Warehouse loans held-for-investment	58,118	80,577
Total other loans	60,244	87,724
Federal Home Loan Bank stock, at cost	6,941	8,792
Land, premises and equipment, net	14,734	14,945
Bank owned life insurance	17,652	17,535
Other real estate owned	2,806	2,886
Accrued interest receivable	1,741	1,979
Deferred tax assets, net	6,409	6,752
Other assets	2,561	2,415
Total assets	$923,487	$907,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$67,926	$59,696
Interest-bearing demand	127,297	106,004
Savings and money market	249,279	224,987
Time	241,336	237,726
Total deposits	685,838	628,413
Federal Home Loan Bank advances	144,092	188,758
Accrued expenses and other liabilities	4,692	3,270
Total liabilities	834,622	820,441

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,553,709 issued and outstanding at March 31, 2017 and 15,509,061 issued and outstanding at December 31, 2016	156	155
Additional paid-in capital	100,341	100,361
Common stock held by:
Employee stock ownership plan shares of 65,870 at March 31, 2017 and 67,067 at December 31, 2016	(1,431)	(1,457)
Benefit plans	(94)	(99)
Retained deficit	(8,839)	(10,316)
Accumulated other comprehensive loss	(1,268)	(1,626)
Total stockholders’ equity	88,865	87,018
Total liabilities and stockholders’ equity	$923,487	$907,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income:
Loans, including fees	$7,469	$7,500
Securities and interest-earning deposits in other financial institutions	419	696
Total interest and dividend income	7,888	8,196
Interest expense:
Deposits	1,088	797
Securities sold under agreements to repurchase	–	1
Federal Home Loan Bank advances	428	1,308
Total interest expense	1,516	2,106
Net interest income	6,372	6,090
Provision for portfolio loan losses	100	150
Net interest income after provision for portfolio loan losses	6,272	5,940

Noninterest income:
Service charges and fees	434	633
Gain on sale of securities available-for-sale	–	828
Gain on sale of loans held-for-sale	1,542	414
Bank owned life insurance earnings	117	117
Interchange fees	329	358
Other	139	211
Total noninterest income	2,561	2,561

Noninterest expense:
Compensation and benefits	3,487	3,458
Occupancy and equipment	555	602
Federal Deposit Insurance Corporation insurance premiums	135	172
Foreclosed assets, net	80	–
Data processing	611	456
Outside professional services	537	471
Collection expense and repossessed asset losses	139	145
Other	1,006	774
Total noninterest expense	6,550	6,078

Income before income tax expense	2,283	2,423
Income tax expense	806	899
Net income	$1,477	$1,524

Earnings per common share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$1,477	$1,524

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains arising during the period	801	2,092
Less reclassification adjustments for gains recognized in income	–	(828)
Net unrealized gains	801	1,264
Income tax effect	(443)	(727)
Net of tax effect	358	537

Total other comprehensive income	358	537

Comprehensive income	$1,835	$2,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

For the three months ended March 31, 2017:

Balance at December 31, 2016	15,509,061	$155	$100,361	$(1,457)	$(99)	$(10,316)	$(1,626)	$87,018
Employee stock ownership plan shares earned, 1,197 shares	–	–	(17)	26	–	–	–	9
Restricted stock awards	44,648	1	–	–	–	–	–	1
Distribution from Rabbi Trust	–	–	(3)	–	5	–	–	2
Net income	–	–	–	–	–	1,477	–	1,477
Other comprehensive income	–	–	–	–	–	–	358	358
Balance at March 31, 2017	15,553,709	$156	$100,341	$(1,431)	$(94)	$(8,839)	$(1,268)	$88,865

For the three months ended March 31, 2016:

Balance at December 31, 2015	15,509,061	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 1,197 shares	–	–	(19)	26	–	–	–	7
Distribution from Rabbi Trust	–	–	(21)	–	47	–	–	26
Net income	–	–	–	–	–	1,524	–	1,524
Other comprehensive income	–	–	–	–	–	–	537	537
Balance at March 31, 2016	15,509,061	$155	$100,418	$(1,535)	$(201)	$(15,210)	$(795)	$82,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,477	$1,524
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	100	150
Gain on sale of loans held-for-sale	(1,542)	(414)
Originations of loans held-for-sale	(16,068)	(11,689)
Proceeds from sales of loans held-for-sale	22,242	12,747
Loss on foreclosed assets, net	80	–
Gain on sale of securities available-for-sale	–	(828)
Employee stock ownership plan compensation expense	9	7
Restricted stock awards	1	–
Amortization of prepayment penalties resulting from repayment of Federal Home Loan Bank advances	–	744
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	(15)	4
Depreciation expense	291	240
Deferred tax benefit	129	–
Net change in cash surrender value of bank owned life insurance	(117)	(117)
Net change in accrued interest receivable	238	50
Net change in other assets	(166)	95
Net change in accrued expenses and other liabilities	1,422	279
Net cash provided by operating activities	8,081	2,792

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	21,276	3,330
Proceeds from sales of securities available-for-sale	–	41,852
Purchase of securities available-for-sale	(56,529)	(5,000)
Funding of warehouse loans held-for-investment	(257,641)	(294,435)
Proceeds from repayments of warehouse loans held-for-investment	280,100	263,279
Purchase of portfolio loans	(15,872)	(7,130)
Net change in portfolio loans	(26,086)	(29,660)
Purchase of premises and equipment	(80)	(169)
Proceeds from disposal of premises and equipment	–	62
Proceeds from sale of other real estate owned	–	84
Purchase of Federal Home Loan Bank stock	(3,631)	(3,951)
Redemption of Federal Home Loan Bank stock	5,482	1,785
Net cash used in investing activities	(52,981)	(29,953)

Cash flows from financing activities:
Net change in deposits	57,425	(5,195)
Repayment of securities sold under agreements to repurchase	–	(9,991)
Proceeds from Federal Home Loan Bank advances	85,000	110,500
Repayment of Federal Home Loan Bank advances	(129,666)	(62,667)
Shares purchased for and distributions from Rabbi Trust	2	26
Net cash provided by financing activities	12,761	32,673

Net increase (decrease) in cash and cash equivalents	(32,139)	5,512
Cash and cash equivalents, beginning of period	59,893	23,581
Cash and cash equivalents, end of period	$27,754	$29,093

Supplemental disclosures of cash flow information:
Interest paid	$1,516	$2,083
Income taxes paid	–	–

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$–	$59
Loans transferred to portfolio	409	–
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the period	214	320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The accompanying condensed consolidated balance sheet as of December 31, 2016, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information of smaller reporting companies and with the instructions for Form 10-Q and Article 8 and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 10-K), should be read in conjunction with these Financial Statements.

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

Accumulated other comprehensive income consists solely of the effects of unrealized gains and losses on securities available-for-sale, net of income taxes, which include a disproportionate tax effect of $0.7 million at both March 31, 2017 and December 31, 2016. This disproportionate tax effect is a result of the reversal of the deferred tax valuation allowance in 2015.

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). ASU 2017-08 requires premiums on purchased callable debt securities to be amortized to the earliest call date. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption was permitted. The Company adopted ASU 2017-08 for the first quarter of 2017, with no material impact on the Financial Statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

Recently Issued Standards Adopted (continued)

In January 2017, the FASB issued ASU 2017-03, Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (ASU 2017-03). ASU 2017-03 provides amendments which includes the text of SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (Staff Accounting Bulletin Topic 11.M). The guidance requires additional disclosures related to the effect that recently issued accounting standards will have on the Company’s financial statements, when adopted in a future period. In cases where a the effect of adoption cannot be reasonably estimated, then additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard's impact on the Company’s financial statements. The Company has enhanced its disclosures regarding the impact of recently issued accounting standards to be adopted in a future period.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 reduces complexity in accounting standards related to the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption was permitted. The Company adopted ASU 2016-09 for the first quarter of 2017, with no material impact on the Financial Statements. Additionally, the Company retained its existing accounting policy election to estimate award forfeitures.

Recently Issued Standards Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The guidance will reduce the diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 provides guidance as to the presentation on the statement of cash flows for eight specific cash flow issues. The guidance in this standard is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard on its financial statements; however, adoption is not expected to materially impact the financial statements.

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

March 31, 2017

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $20.0 million and $25.0 million as of March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, the Bank earned $39,000 and $3,000, respectively, of interest income related to the Customers Participation Agreements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this Note and Note 5. Fair Value of Financial Instruments of these Notes) have been categorized based upon the fair value hierarchy described below:

•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	Level 2 – Valuation is based upon observable inputs other than quoted market prices included within Level 1, including quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2017
Assets:
U.S. government-sponsored enterprises	$54,992	$–	$54,992	$–
State and municipal	5,535	–	5,535	–
Mortgage-backed securities – residential	26,645	–	26,645	–
Collateralized mortgage obligations – U.S. government	2,868	–	2,868	–
Corporate debt	11,029	–	11,029	–
Total	$101,069	$–	$101,069	$–

December 31, 2016
Assets:
U.S. government-sponsored enterprises	$19,997	$–	$19,997	$–
State and municipal	4,991	–	4,991	–
Mortgage-backed securities – residential	27,328	–	27,328	–
Collateralized mortgage obligations – U.S. government	3,059	–	3,059	–
Corporate debt	9,918	–	9,918	–
Total	$65,293	$–	$65,293	$–

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

There were no Level 3 investments measured on a recurring basis as of March 31, 2017 and December 31, 2016, and there were no transfers into or out of Level 3 investments during the three months ended March 31, 2017 and the year ended December 31, 2016. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2017
Assets:
Other real estate owned	$2,806	$–	$–	$2,806
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	8,099	–	–	8,099

December 31, 2016
Assets:
Other real estate owned	$2,886	$–	$–	$2,886
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	–	–	7,978

Quantitative information about Level 3 fair value measurements as of March 31, 2017 and December 31, 2016, is as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)

March 31, 2017
Assets:
Other real estate owned	$2,806	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 64.4% (5.3%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	8,099	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0 to 83.0% (23.4%)
			Liquidation expenses	0.0% to 10.0% (9.6%)

December 31, 2016
Assets:
Other real estate owned	$2,886	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 64.0% (8.5%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% to 83.0% (24.4%)
			Liquidation expenses	0.0% to 10.0% (9.9%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the three months ended March 31, 2017 were $80,000, while there were no write-downs on OREO for the three months ended March 31, 2016. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There are no liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of March 31, 2017 and December 31, 2016, were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
March 31, 2017
Assets:
Cash and due from financial institutions	$4,041	$4,041	$4,041	$–	$–
Short-term interest-earning deposits	23,713	23,713	23,713	–	–
Portfolio loans, net	681,576	680,842	–	672,743	8,099
Loans held-for-sale	2,126	2,263	–	2,263	–
Warehouse loans held-for-investment	58,118	58,118	–	58,118	–
Federal Home Loan Bank stock, at cost	6,941	6,941	–	–	6,941
Bank owned life insurance	17,652	17,661	–	17,661	–
Accrued interest receivable	1,741	1,741	–	1,741	–
Liabilities:
Deposits	685,838	686,246	–	686,246	–
Federal Home Loan Bank advances	144,092	144,957	–	144,957	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	122	122	–	122	–

December 31, 2016
Assets:
Cash and due from financial institutions	$3,744	$3,744	$3,744	$–	$–
Short-term interest-earning deposits	56,149	56,149	56,149	–	–
Portfolio loans, net	639,245	652,133	–	644,155	7,978
Loans held-for-sale	7,147	7,281	–	7,281	–
Warehouse loans held-for-investment	80,577	80,577	–	80,577	–
Federal Home Loan Bank stock, at cost	8,792	8,792	–	–	8,792
Bank owned life insurance	17,535	17,546	–	17,546	–
Accrued interest receivable	1,979	1,979	–	1,979	–
Liabilities:
Deposits	628,413	628,714	–	628,714	–
Federal Home Loan Bank advances	188,758	189,842	–	189,842	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	121	121	–	121	–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

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

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of March 31, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of March 31, 2017 and December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

March 31, 2017
U.S. government–sponsored enterprises	$54,996	$–	$(4)	$54,992	$54,992
State and municipal	5,518	24	(7)	5,535	5,535
Mortgage-backed securities – residential	27,396	–	(751)	26,645	26,645
Collateralized mortgage obligations – U.S. government	2,950	–	(82)	2,868	2,868
Corporate debt	11,034	252	(257)	11,029	11,029
Total investment securities	$101,894	$276	$(1,101)	$101,069	$101,069

December 31, 2016
U.S. Government–sponsored enterprises	$19,999	$–	$(2)	$19,997	$19,997
State and municipal	5,024	2	(35)	4,991	4,991
Mortgage-backed securities – residential	28,515	–	(1,187)	27,328	27,328
Collateralized mortgage obligations – U.S. Government	3,152	–	(93)	3,059	3,059
Corporate debt	10,000	226	(308)	9,918	9,918
Total investment securities	$66,690	$228	$(1,625)	$65,293	$65,293

The amortized cost and fair value of investment securities, segregated by contractual maturity as of March 31, 2017, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$–	$–
Due in more than one to five years	411	409
Due in more than five to ten years (1)	13,826	13,836
Due after ten years	2,315	2,319
U.S. Government-sponsored enterprises	54,996	54,992
Mortgage-backed securities – residential	27,396	26,645
Collateralized mortgage obligations – U.S. government	2,950	2,868
	$101,894	$101,069

(1)	Includes $5.0 million (amortized cost) of corporate debt, consisting of one instrument with a scheduled maturity date of March 2026, however, the corporate debt instrument includes a special feature which makes it callable starting in March 2021.

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

March 31, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses as of March 31, 2017 and December 31, 2016, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2017
U.S. Government–sponsored enterprises	$54,992	$(4)	$–	$–	$54,992	$(4)
State and municipal	2,065	(7)	–	–	2,065	(7)
Mortgage-backed securities – residential	26,611	(751)	–	–	26,611	(751)
Collateralized mortgage obligations – U.S. Government	–	–	2,868	(82)	2,868	(82)
Corporate debt	5,778	(257)	–	–	5,778	(257)
	$89,446	$(1,019)	$2,868	$(82)	$92,314	$(1,101)

December 31, 2016
U.S. Government–sponsored enterprises	$19,997	$(2)	$–	$–	$19,997	$(2)
State and municipal	3,921	(36)	–	–	3,921	(36)
Mortgage-backed securities – residential	27,291	(1,187)	–	–	27,291	(1,187)
Collateralized mortgage obligations – U.S. Government	–	–	3,059	(92)	3,059	(92)
Corporate debt	4,692	(308)	–	–	4,692	(308)
	$55,901	$(1,533)	$3,059	$(92)	$58,960	$(1,625)

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of March 31, 2017, the Company’s security portfolio consisted of 25 investment securities (all classified as available-for-sale), 18 of which were in an unrealized loss position. The unrealized losses were primarily related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of March 31, 2017, $84.5 million, or approximately 83.6% of the debt securities held by the Company, including 12 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment (continued)

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2017.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of March 31, 2017 and December 31, 2016, and did not record OTTI related to such securities during the three months ended March 31, 2017 and 2016.

The 10-year treasury rate as of March 31, 2017 and December 31, 2016, was 2.40% and 2.45%, respectively.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $21.3 million and $45.2 million for the three months ended March 31, 2017 and 2016, respectively.

No gross gains or losses were realized during the three months ended March 31, 2017. Gross gains of $1.0 million were realized during the three months ended March 31, 2016. Gross losses of $0.2 million were realized during the three months ended March 31, 2016. The gross gain on sale of securities available-for-sale for the three months ended March 31, 2016, includes $0.8 million of accumulated other comprehensive income reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, representing the Company’s entire balance of such investment securities on that date. As a result, the investment securities were reclassified to available-for-sale as of December 31, 2015. The Company has not classified any investment securities purchased, since this transaction, as held-to-maturity. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for the three months ended March 31, 2017 and 2016.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at March 31, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017	% of Total Loans	December 31, 2016	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$290,609	42.6%	$276,193	43.1%
Multi-family	77,512	11.4%	70,452	11.0%
Commercial	132,598	19.4%	104,143	16.3%
Land	17,561	2.6%	17,218	2.7%
Total real estate loans	518,280	76.0%	468,006	73.1%

Real estate construction loans:
One- to four-family	22,859	3.3%	22,687	3.5%
Commercial	10,215	1.5%	14,432	2.3%
Acquisition and development	–	–%	–	–%
Total real estate construction loans	33,074	4.8%	37,119	5.8%

Other portfolio loans:
Home equity	37,317	5.5%	37,748	5.9%
Consumer	38,196	5.6%	39,232	6.1%
Commercial	55,562	8.1%	57,947	9.1%
Total other portfolio loans	131,075	19.2%	134,927	21.1%

Total portfolio loans	682,429	100.0%	640,052	100.0%

Allowance for portfolio loan losses	(8,272)		(8,162)
Net deferred portfolio loan costs	5,687		5,685
Premiums and discounts on purchased loans, net	1,732		1,670

Portfolio loans, net	$681,576		$639,245

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of March 31, 2017 and December 31, 2016:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

March 31, 2017
Real estate loans:
One- to four-family	$288,850	$635	$281	$843	$1,759	$290,609
Multi-family	77,493	19	–	–	19	77,512
Commercial	132,329	–	–	269	269	132,598
Land	12,014	–	37	5,510	5,547	17,561
Total real estate loans	510,686	654	318	6,622	7,594	518,280

Real estate construction loans:
One- to four-family	22,859	–	–	–	–	22,859
Commercial	10,215	–	–	–	–	10,215
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	33,074	–	–	–	–	33,074

Other portfolio loans:
Home equity	36,610	501	30	176	707	37,317
Consumer	37,591	393	186	26	605	38,196
Commercial	54,649	156	–	757	913	55,562
Total other portfolio loans	128,850	1,050	216	959	2,225	131,075

Total portfolio loans	$672,610	$1,704	$534	$7,581	$9,819	$682,429

December 31, 2016
Real estate loans:
One- to four-family	$273,564	$1,320	$390	$919	$2,629	$276,193
Multi-family	70,452	–	–	–	–	70,452
Commercial	101,867	–	–	2,276	2,276	104,143
Land	11,670	–	–	5,548	5,548	17,218
Total real estate loans	457,553	1,320	390	8,743	10,453	468,006

Real estate construction loans:
One- to four-family	22,687	–	–	–	–	22,687
Commercial	14,432	–	–	–	–	14,432
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	37,119	–	–	–	–	37,119

Other portfolio loans:
Home equity	37,037	201	510	–	711	37,748
Consumer	38,412	506	165	149	820	39,232
Commercial	57,124	321	–	502	823	57,947
Total other portfolio loans	132,573	1,028	675	651	2,354	134,927

Total portfolio loans	$627,245	$2,348	$1,065	$9,394	$12,807	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The decrease in commercial real estate loans greater than 90 days past due is primarily related to one loan, which was current as of March 31, 2017. However, due to other circumstances surrounding this loan, the loan remained classified as a nonperforming portfolio loan as of March 31, 2017.

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of March 31, 2017 and December 31, 2016 were $9.8 million and $10.1 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of March 31, 2017 and December 31, 2016. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of March 31, 2017 and December 31, 2016:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

March 31, 2017
Real estate loans:
One- to four-family	$289,812	$797	$290,609
Multi-family	77,512	–	77,512
Commercial	130,339	2,259	132,598
Land	12,051	5,510	17,561
Total real estate loans	509,714	8,566	518,280

Real estate construction loans:
One- to four-family	22,859	–	22,859
Commercial	10,215	–	10,215
Acquisition and development	–	–	–
Total real estate construction loans	33,074	–	33,074

Other portfolio loans:
Home equity	37,075	242	37,317
Consumer	37,991	205	38,196
Commercial	54,805	757	55,562
Total other portfolio loans	129,871	1,204	131,075

Total portfolio loans	$672,659	$9,770	$682,429

December 31, 2016
Real estate loans:
One- to four-family	$274,660	$1,533	$276,193
Multi-family	70,452	–	70,452
Commercial	101,867	2,276	104,143
Land	11,670	5,548	17,218
Total real estate loans	458,649	9,357	468,006

Real estate construction loans:
One- to four-family	22,687	–	22,687
Commercial	14,432	–	14,432
Acquisition and development	–	–	–
Total real estate construction loans	37,119	–	37,119

Other portfolio loans:
Home equity	37,690	58	37,748
Consumer	38,995	237	39,232
Commercial	57,445	502	57,947
Total other portfolio loans	134,130	797	134,927

Total portfolio loans	$629,898	$10,154	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of March 31, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

March 31, 2017
Real estate loans:
Multi-family	$77,493	$–	$19	$–	$77,512
Commercial	128,910	1,349	2,339	–	132,598
Land	12,051	–	5,510	–	17,561
Total real estate loans	218,454	1,349	7,868	–	227,671

Real estate construction loans:
Commercial	10,215	–	–	–	10,215
Total real estate construction loans	10,215	–	–	–	10,215

Other portfolio loans:
Commercial	54,091	467	1,004	–	55,562
Total other portfolio loans	54,091	467	1,004	–	55,562

Total risk graded portfolio loans	$282,760	$1,816	$8,872	$–	$293,448

December 31, 2016
Real estate loans:
Multi-family	$70,419	$–	$33	$–	$70,452
Commercial	100,423	1,362	2,358	–	104,143
Land	11,708	–	5,510	–	17,218
Total real estate loans	182,550	1,362	7,901	–	191,813

Real estate construction loans:
Commercial	14,432	–	–	–	14,432
Total real estate construction loans	14,432	–	–	–	14,432

Other portfolio loans:
Commercial	56,640	301	1,006	–	57,947
Total other portfolio loans	56,640	301	1,006	–	57,947

Total risk graded portfolio loans	$253,622	$1,663	$8,907	$–	$264,192

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Other Portfolio Loans (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the continued successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended March 31, 2017 and 2016 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

March 31, 2017
Real estate loans:
One- to four-family	$3,090	$(35)	$56	$(200)	$2,911
Multi-family	268	–	–	27	295
Commercial	2,209	–	–	342	2,551
Land	207	–	–	(10)	197
Total real estate loans	5,774	(35)	56	159	5,954

Real estate construction loans:
One- to four-family	159	–	–	1	160
Commercial	120	–	–	(27)	93
Acquisition and development	–	–	–	–	–
Total real estate construction loans	279	–	–	(26)	253

Other portfolio loans:
Home equity	560	–	5	9	574
Consumer	457	(77)	61	(55)	386
Commercial	880	–	–	179	1,059
Total other portfolio loans	1,897	(77)	66	133	2,019

Unallocated	212	–	–	(166)	46

Total	$8,162	$(112)	$122	$100	$8,272

March 31, 2016
Real estate loans:
One- to four-family	$3,142	$(12)	$8	$(131)	$3,007
Multi-family	217	–	–	(1)	216
Commercial	1,337	–	–	236	1,573
Land	260	–	11	(61)	210
Total real estate loans	4,956	(12)	19	43	5,006

Real estate construction loans:
One- to four-family	144	–	–	36	180
Commercial	116	–	–	42	158
Acquisition and development	–	–	–	–	–
Total real estate construction loans	260	–	–	78	338

Other portfolio loans:
Home equity	972	(24)	5	(135)	818
Consumer	871	(204)	95	68	830
Commercial	556	–	–	25	581
Total other portfolio loans	2,399	(228)	100	(42)	2,229

Unallocated	130	–	–	71	201

Total	$7,745	$(240)	$119	$150	$7,774

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of March 31, 2017:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$–	$2,911	$2,911
Multi-family	–	295	295
Commercial	194	2,357	2,551
Land	–	197	197
Total real estate loans	194	5,760	5,954

Real estate construction loans:
One- to four-family	–	160	160
Commercial	–	93	93
Acquisition and development	–	–	–
Total real estate construction loans	–	253	253

Other portfolio loans:
Home equity	–	574	574
Consumer	–	386	386
Commercial	531	528	1,059
Total other portfolio loans	531	1,488	2,019

Unallocated	–	46	46

Total ending allowance for portfolio loan losses balance	$725	$7,547	$8,272

Portfolio loans:
Real estate loans:
One- to four-family	$–	$290,609	$290,609
Multi-family	19	77,493	77,512
Commercial	3,433	129,165	132,598
Land	5,510	12,051	17,561
Total real estate loans	8,962	509,318	518,280

Real estate construction loans:
One- to four-family	–	22,859	22,859
Commercial	–	10,215	10,215
Acquisition and development	–	–	–
Total real estate construction loans	–	33,074	33,074

Other portfolio loans:
Home equity	–	37,317	37,317
Consumer	–	38,196	38,196
Commercial	1,040	54,522	55,562
Total other portfolio loans	1,040	130,035	131,075

Total ending portfolio loans balance	$10,002	$672,427	$682,429

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2016:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$–	$3,090	$3,090
Multi-family	–	268	268
Commercial	201	2,008	2,209
Land	–	207	207
Total real estate loans	201	5,573	5,774

Real estate construction loans:
One- to four-family	–	159	159
Commercial	–	120	120
Acquisition and development	–	–	–
Total real estate construction loans	–	279	279

Other portfolio loans:
Home equity	–	560	560
Consumer	–	457	457
Commercial	279	601	880
Total other portfolio loans	279	1,618	1,897

Unallocated	–	212	212

Total ending allowance for portfolio loan losses balance	$480	$7,682	$8,162

Portfolio loans:
Real estate loans:
One- to four-family	$–	$276,193	$276,193
Multi-family	33	70,419	70,452
Commercial	2,763	101,380	104,143
Land	5,510	11,708	17,218
Total real estate loans	8,306	459,700	468,006

Real estate construction loans:
One- to four-family	–	22,687	22,687
Commercial	–	14,432	14,432
Acquisition and development	–	–	–
Total real estate construction loans	–	37,119	37,119

Other portfolio loans:
Home equity	–	37,748	37,748
Consumer	–	39,232	39,232
Commercial	519	57,428	57,947
Total other portfolio loans	519	134,408	134,927

Total ending portfolio loans balance	$8,825	$631,227	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance. For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans, including TDRs, individually evaluated for impairment of approximately $0.7 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$17,223	$20,060
Multi-family	–	–
Commercial	3,164	2,488
Land	6,264	6,311
Total real estate loans	26,651	28,859

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	4,106	4,230
Consumer	1,320	1,573
Commercial	402	181
Total other portfolio loans	5,828	5,984

Total TDRs classified as impaired loans	$32,479	$34,843

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $18.9 million and $20.3 million as of March 31, 2017 and December 31, 2016, respectively. There were no commitments to lend additional amounts on TDRs as of March 31, 2017 and December 31, 2016.

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

The following table presents information on TDRs during the three months ended March 31, 2017 and 2016:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
March 31, 2017
Troubled debt restructuring:
Real estate loans:
One- to four-family	1	$55	$55
Commercial	1	693	693
Total real estate loans	2	748	748

Other portfolio loans:
Home equity	3	271	271
Consumer	3	55	55
Total other portfolio loans	6	326	326

Total troubled debt restructurings	8	$1,074	$1,074

March 31, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	12	1,505	1,505
Total real estate loans	12	1,505	1,505

Other portfolio loans:
Home equity	7	385	385
Consumer	1	120	120
Total other portfolio loans	8	505	505

Total troubled debt restructurings	20	$2,010	$2,010

All of the Company’s portfolio loans that were restructured as TDRs during the three months ended March 31, 2017 and 2016, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

There were two subsequent defaults on portfolio loans that were restructured as TDRs during the three months ended March 31, 2017. The subsequent defaults included a one- to four-family residential loan with a recorded investment of $38,000, and a home equity loan with a recorded investment of $8,000

There were no subsequent defaults on portfolio loans that were restructured as TDRs during the three months ended March 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of March 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Multi-family	19	19	–
Commercial	749	749	–
Land	5,510	5,510	–
Total real estate loans	6,278	6,278	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	133	133	–
Total other portfolio loans	133	133	–

Total with no related allowance recorded	$6,411	$6,411	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$18,196	$18,735	$1,311
Multi-family	–	–	–
Commercial	2,684	2,684	194
Land	754	804	101
Total real estate loans	21,634	22,223	1,606

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,135	4,292	491
Consumer	1,463	1,563	203
Commercial	1,026	1,145	531
Total other portfolio loans	6,624	7,000	1,225

Total with an allowance recorded	$28,258	$29,223	$2,831

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Multi-family	33	33	–
Commercial	589	589	–
Land	5,510	5,510	–
Total real estate loans	6,132	6,132	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	61	61	–
Total other portfolio loans	61	61	–

Total with no related allowance recorded	$6,193	$6,193	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$21,335	$21,869	$1,514
Multi-family	–	–	–
Commercial	2,174	2,174	201
Land	801	851	108
Total real estate loans	24,310	24,894	1,823

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,231	4,388	408
Consumer	1,728	1,832	201
Commercial	840	840	279
Total other portfolio loans	6,799	7,060	888

Total with an allowance recorded	$31,109	$31,954	$2,711

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended March 31, 2017 and 2016:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

March 31, 2017
Real estate loans:
One- to four-family	$19,766	$187	$–
Multi-family	26	–
Commercial	3,098	24	26
Land	6,288	8	–
Total real estate loans	29,178	219	26

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,183	50	–
Consumer	1,596	23	–
Commercial	1,030	9	–
Total other portfolio loans	6,809	82	–

Total	$35,987	$301	$26

March 31, 2016
Real estate loans:
One- to four-family	$21,890	$236	$–
Multi-family	97	1	–
Commercial	2,748	26	–
Land	6,724	55	–
Total real estate loans	31,459	318	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,871	57	–
Consumer	1,986	27	–
Commercial	728	5	–
Total other portfolio loans	7,585	89	–

Total	$39,044	$407	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $1.0 million and $1.6 million of one- to four-family residential and home equity loans in process of foreclosure as of March 31, 2017 and December 31, 2016, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.8 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively. The activity on these loans during the three months ended March 31, 2017 and the year ended December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)

Beginning balance	$1,856	$1,919
New portfolio loans and advances on existing loans	–	–
Effect of changes in related parties	–	–
Repayments	(14)	(63)
Ending balance	$1,842	$1,856

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

The Company internally originated approximately $9.0 million and $11.1 million of mortgage loans held-for-sale during the three months ended March 31, 2017 and 2016, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three months ended March 31, 2017 and 2016 was $0.8 million and $0.2 million, respectively.

During the three months ended March 31, 2017 and 2016, the Company internally originated approximately $7.0 million and $0.6 million, respectively, of SBA/USDA loans held-for-sale. The gain recorded on sales of SBA/USDA loans held-for-sale was $0.7 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company originated approximately $257.6 million and $294.4 million, respectively, of warehouse loans held-for-investment through third parties. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.4 million for each of the three months ended March 31, 2017 and 2016, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 10 days and 13 days for the three months ended March 31, 2017 and 2016, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 8. OTHER LOANS (continued)

As of March 31, 2017 and December 31, 2016, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2017 and December 31, 2016, advances from the FHLB were as follows:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Maturity on January 30, 2017, fixed rate at 0.61%	$–	$50,000
Maturity on April 5, 2017, fixed rate 0.91%	25,000	–
Maturity on April 6, 2017, fixed rate 0.93%	10,000	–
Maturity on June 20, 2017, fixed rate 0.73%	417	833
Maturity on June 20, 2017, fixed rate 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	2,250	2,500
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.07% as of March 31, 2017 and at 0.80% as of December 31, 2016	36,000	65,000
Total	$144,092	$188,758

The FHLB advances had a weighted-average maturity of 19 months and a weighted-average rate of 1.57% at March 31, 2017. The Company had $368.5 million in portfolio loans posted as collateral for these advances as of March 31, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $128.3 million at March 31, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of March 31, 2017, fair value exceeded the book value of the individual advances by $0.9 million, which was collateralized by portfolio loans (included in the $368.5 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $97.1 million as of March 31, 2017.

NOTE 10. INCOME TAXES

Income tax expense for the three months ending March 31, 2017 and 2016 was as follows:

	Three months ending March 31,
	2017	2016
	(Dollars in Thousands)
Income before income tax expense	$2,283	$2,423
Effective tax rate	35.30%	37.09%
Income tax expense	$806	$899

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 10. INCOME TAXES (continued)

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

As of March 31, 2017, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of March 31, 2017. The Company’s valuation allowance against its deferred tax assets was $27,000 as of December 31, 2016, representing the same remaining deferred tax asset related to a capital loss carryover.

During the three months ended March 31, 2017, the Company used $81,000 of federal net operating loss carryover and $67,000 of state net operating loss carryovers. During the three months ended March 31, 2016, the Company used $1.8 million of federal net operating loss carryover and $1.6 million of state net operating loss carryover.

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year, excluding any net operating loss carryover that may be generated in the future.

The Company has a federal net operating loss carryover of $5.3 million which will expire between 2027 and 2033. There is no valuation allowance on this carryover. The Company has a state net operating loss carryover of $5.9 million which will expire between 2017 and 2033. There is no valuation allowance on this carryover.

NOTE 11. EARNINGS PER COMMON SHARE

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 11. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the three months ended March 31, 2017 and 2016:

	Three months ending March 31,
	2017	2016
	(Dollars in Thousands, Except Per Share Information)
Basic:
Net income	$1,477	$1,524
Weighted average common shares outstanding	15,531,239	15,508,969
Less: average unallocated employee stock ownership plan shares	(67,067)	(71,857)
Less: average director’s deferred compensation shares	(22,530)	(22,594)
Less: average unvested restricted stock awards	(22,324)	–
Weighted average common shares outstanding, as adjusted	15,419,318	15,414,518
Basic earnings per common share	$0.10	$0.10

Diluted:
Net income	$1,477	$1,524
Weighted average common shares outstanding, as adjusted (from above)	15,419,318	15,414,518
Add: dilutive effects of assumed exercise of stock options and stock awards	–	–
Weighted average dilutive shares outstanding	15,419,318	15,414,518
Diluted earnings per common share	$0.10	$0.10

During the three months ended March 31, 2017 and 2016, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 12. STOCK-BASED COMPENSATION

2016 Omnibus Incentive Plan

The Company’s Board of Directors awarded 44,648 shares of restricted stock, with a grant date fair value of $7.78, under the 2016 Omnibus Incentive Plan (the 2016 Incentive Plan) on February 15, 2017. A summary of the status of the shares as of and for the three months ended March 31, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2017	–	$–
Granted	44,648	7.78
Vested	–	–
Forfeited	–	–
Non-vested as of March 31, 2017	44,648	7.78

There was $334,000 of unrecognized compensation expense related to non-vested shares awarded under the 2016 Incentive Plan at March 31, 2017. The expense is expected to be recognized over a weighted-average period of 4.3 years.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

NOTE 13. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of March 31, 2017 and December 31, 2016 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2017
Total capital (to risk weighted assets)	$94,718	13.76%	$68,844	10.00%
Common equity tier 1 capital (to risk weighted assets)	86,446	12.56%	44,748	6.50%
Tier 1 capital (to risk weighted assets)	86,446	12.56%	55,075	8.00%
Tier 1 capital (to adjusted total assets)	86,446	10.32%	41,885	5.00%

December 31, 2016
Total capital (to risk weighted assets)	$92,822	14.83%	$62,580	10.00%
Common equity tier 1 capital (to risk weighted assets)	84,984	13.58%	40,677	6.50%
Tier 1 capital (to risk weighted assets)	84,984	13.58%	50,064	8.00%
Tier 1 capital (to adjusted total assets)	84,984	9.44%	45,020	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of March 31, 2017 was well-capitalized.

Beginning on January 1, 2016, as a result of the commencement of the phase-in of amended regulatory risk-based capital rules, the Company must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. The capital conservation buffer must consist solely of common equity tier 1 capital, but it applies to all three risk-weighted measurements (total risk based capital to risk-weighted assets ratio, common equity tier 1 capital to risk-weighted assets ratio, tier 1 capital to risk-weighted assets ratio) in addition to the minimum risk-weighted capital requirements. The capital conservation buffer required for 2016 was common equity equal to 0.625% of risk-weighted assets, the buffer required for 2017 is common equity equal to 1.25% of risk-weighted assets, and will increase by 0.625% per year until reaching 2.5% beginning January 1, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (this MD&A) is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and accompanying Notes to the unaudited Condensed Consolidated Financial Statements of Atlantic Coast Financial Corporation (the Company) appearing elsewhere in this Quarterly Report on Form 10-Q (this Report). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 14, 2017 (the 2016 10-K).

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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in the 2016 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report, which lists of factors, together with the foregoing list of factors, are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

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

The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include noninterest-bearing and interest-bearing demand, savings and money market, and time deposit accounts with terms ranging from three months to five years. Deposits are primarily solicited in the Bank’s market areas of the Northeast Florida and Southeast Georgia to fund loan demand and other liquidity needs; however, the Bank also solicits deposits in Central Florida.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first three months of 2017. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 10-K.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

General

Total assets increased $16.0 million, or 1.8%, to $923.5 million at March 31, 2017, as compared to $907.5 million at December 31, 2016. The increase in assets was funded primarily by increases in non-maturing deposits of $53.8 million, time deposits of $3.6 million, and stockholders’ equity of $1.9 million, as discussed below, partially offset by a reduction of $44.6 million in Federal Home Loan Bank (FHLB) advances. Net portfolio loans increased $42.3 million and investment securities increased $35.8 million, while cash and cash equivalents decreased $32.1 million and other loans decreased $27.5 million. Total deposits increased $57.4 million, or 9.1%, to $685.8 million at March 31, 2017, from $628.4 million at December 31, 2016. Noninterest-bearing demand accounts increased $8.2 million, interest-bearing demand accounts increased by $21.3 million, savings and money market accounts increased $24.3 million, and time deposits increased by $3.6 million during the three months ended March 31, 2017. Total borrowings decreased by $44.6 million to $144.1 million at March 31, 2017, from $188.7 million at December 31, 2016, due to the aforementioned decrease in FHLB advances during the first quarter of 2017, as the Company continues to focus on core deposit growth. Stockholders’ equity increased by $1.9 million to $88.9 million at March 31, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $1.5 million and other comprehensive income of $0.4 million for the three months ended March 31, 2017.

Following are the summarized comparative balance sheets as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,	Increase / (Decrease)
	2017	2016	Amount	%
	(Dollars in Thousands)

Assets:
Cash and cash equivalents	$27,754	$59,893	$(32,139)	(53.7)%
Investment securities	101,069	65,293	35,776	54.8%
Portfolio loans	689,848	647,407	42,441	6.6%
Allowance for portfolio loan losses	8,272	8,162	110	1.3%
Portfolio loans, net	681,576	639,245	42,331	6.6%
Other loans (held-for-sale and warehouse loans held-for-investment)	60,244	87,724	(27,480)	(31.3)%
Other assets	52,844	55,304	(2,460)	(4.4)%
Total assets	$923,487	$907,459	$16,028	1.8%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$67,926	$59,696	$8,230	13.8%
Interest-bearing demand	127,297	106,004	21,293	20.1%
Savings and money market	249,279	224,987	24,292	10.8%
Time	241,336	237,726	3,610	1.5%
Total deposits	685,838	628,413	57,425	9.1%
Federal Home Loan Bank advances	144,092	188,758	(44,666)	(23.7)%
Accrued expenses and other liabilities	4,692	3,270	1,422	43.5%
Total liabilities	834,622	820,441	14,181	1.7%
Total stockholders’ equity	88,865	87,018	1,847	2.1%
Total liabilities and stockholders’ equity	$923,487	$907,459	$16,028	1.8%

Cash and Cash Equivalents

Cash and cash equivalents decreased $32.1 million to $27.8 million at March 31, 2017 from $59.9 million at December 31, 2016. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans, fund other interest-earning assets, and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio increased $35.8 million to $101.1 million at March 31, 2017, from $65.3 million at December 31, 2016, primarily due to the purchase of $55.0 million of short-term U.S. Treasury Bills during the first quarter of 2017, partially offset by the maturity of $20.0 million of short-term U.S. Treasury Bills that where purchased in 2016.

All of the $101.1 million and $65.3 million as of March 31, 2017 and December 31, 2016, respectively, of investment securities were classified as available-for-sale.

As of March 31, 2017, $84.5 million, or 83.6%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

As of March 31, 2017, no investment securities were pledged as collateral for the FHLB advances or any other borrowings.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of March 31, 2017 and December 31, 2016, excluding loans held-for-sale and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment):

	March 31, 2017	% of Total Portfolio Loans	December 31, 2016	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$290,609	42.6%	$276,193	43.1%
Multi-family	77,512	11.4%	70,452	11.0%
Commercial	132,598	19.4%	104,143	16.3%
Land	17,561	2.6%	17,218	2.7%
Total real estate loans	518,280	5.9%	468,006	73.1%
Real estate construction loans:
One- to four-family	22,859	3.3%	22,687	3.5%
Commercial	10,215	1.5%	14,432	2.3%
Acquisition and development	–	–%	–	–%
Total real estate construction loans	33,074	4.8%	37,119	5.8%
Other portfolio loans:
Home equity	37,317	5.5%	37,748	5.9%
Consumer	38,196	5.6%	39,232	6.1%
Commercial	55,562	8.1%	57,947	9.1%
Total other portfolio loans	131,075	19.2%	134,927	21.1%

Total portfolio loans	682,429	100.0%	640,052	100.0%
Allowance for portfolio loan losses	(8,272)		(8,162)
Net deferred portfolio loan costs	5,687		5,685
Premiums and discounts on purchased loans, net	1,732		1,670
Portfolio loans, net	$681,576		$639,245

Total portfolio loans increased $42.3 million, or 6.6%, to $682.4 million at March 31, 2017, as compared to $640.1 million at December 31, 2016, primarily due to originations of $31.2 million of commercial real estate loans and $7.5 million of multi-family loans, as well as the purchase of $15.9 million of one- to four-family residential mortgages, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the three months ended March 31, 2017. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.1 million during the first quarter of 2017; however, the Company did not have any transfers to OREO of nonperforming loans during the first quarter of 2017.

All portfolio loans originated to small businesses, including Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), are included in the commercial category of either the Company’s real estate loans, real estate construction loans or other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the commercial category of the Company’s real estate construction loans or other portfolio loans, was $17.4 million and $10.7 million at March 31, 2017 and December 31, 2016, respectively. The Company plans to expand the SBA/USDA loans held-for-sale business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances regarding such growth.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of March 31, 2017, first mortgages (including residential construction loans) and home equity loans totaled $350.8 million, or 51.4% of total portfolio loans. Approximately $22.4 million, or 60.1%, of loans recorded as home equity loans and $335.9 million, or 95.8%, of loans collateralized by one- to four-family residential properties were in a first lien position as of March 31, 2017.

The composition of first mortgages and home equity loans by state as of March 31, 2017 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$217,983	$48,409	$24,217	$290,609
Home equity and lines of credit	20,161	16,464	692	37,317
One- to four-family construction loans	21,919	940	–	22,859
	$260,063	$65,813	$24,909	$350,785

Allowance for Portfolio Loan Losses

The allowance was $8.3 million, or 1.2% of total portfolio loans, at March 31, 2017, compared to $8.2 million, or 1.3% of total portfolio loans, at December 31, 2016.

The activity in the allowance for the three months ended March 31, 2017 and 2016 was as follows:

	March 31, 2017	March 31, 2016
	(Dollars in Thousands)

Balance at beginning of year	$8,162	$7,745

Charge-offs:
Real estate loans:
One- to four-family	(35)	(12)
Multi-family	–	–
Commercial	–	–
Land	–	–
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	–	(24)
Consumer	(77)	(204)
Commercial	–	–
Total charge-offs	(112)	(240)

Recoveries:
Real estate loans:
One- to four-family	56	8
Multi-family	–	–
Commercial	–	–
Land	–	11
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	5	5
Consumer	61	95
Commercial	–	–
Total recoveries	122	119

Net recoveries (charge-offs)	10	(121)
Provision for portfolio loan losses	100	150
Balance at end of period	$8,272	$7,774

Net recoveries (charge-offs) to average outstanding portfolio loans	–%	0.08%

Net recoveries during the three months ended March 31, 2017 compared to net charge-offs in the same period in 2016, were primarily the result of a $45,000 decrease in net charge-offs in consumer auto loans, a $47,000 decrease in net charge-offs in unsecured consumer loans, and a $48,000 increase in gross recoveries in one- to four-family residential and home equity loans.

Below is a comparative composition of nonperforming assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$797	$1,533
Multi-family	–	–
Commercial	2,259	2,276
Land	5,510	5,548
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	242	58
Consumer	205	237
Commercial	757	502
Total nonperforming loans	9,770	10,154
Other real estate owned	2,806	2,886
Total nonperforming assets	$12,576	$13,040

Nonperforming loans to total portfolio loans	1.4%	1.6%
Nonperforming assets to total assets	1.4%	1.4%

Nonperforming loans were $9.8 million, or 1.4% of total portfolio loans, at March 31, 2017, as compared to $10.1 million, or 1.6% of total portfolio loans, at December 31, 2016. The decrease in nonperforming loans was primarily due to nonperforming one- to four-family residential mortgages being reclassified to performing, as well as principal reductions and loan pay-offs of other existing nonperforming loans, partially offset by certain home equity loans and small business loans (included in commercial other portfolio loans) being classified as nonperforming.

During the past few years, and continuing into the first three months of 2017, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of March 31, 2017 and December 31, 2016, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $2.8 million at March 31, 2017, down $0.1 million from $2.9 million at December 31, 2016, as the Company had writedowns of OREO of $0.1 million. The OREO balances at both March 31, 2017 and December 31, 2016 included a commercial real estate property, representing the majority of each balance. As of March 31, 2017 and December 31, 2016, the carrying value of such commercial real estate property was $2.4 million and $2.5 million, respectively.

The Company recorded writedowns on foreclosed assets of $0.1 million for the three months ended March 31, 2017, while the Company did not record any losses on foreclosed assets for the three months ended March 31, 2016.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$101	$–	$611	$218
Nonperforming (1)	9,770	719	10,154	260
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	1,494	6	308	2
Performing troubled debt restructurings – residential	23,304	2,106	26,229	2,231
Total impaired loans	$34,669	$2,831	$37,302	$2,711

(1)	Balances include nonperforming TDRs of $7.7 million as of March 31, 2017 and nonperforming TDRs of $8.2 million as of December 31, 2016. There were $0.2 million of specific reserves for these nonperforming TDRs as of both March 31, 2017 and December 31, 2016.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $32.5 million as of December 31, 2016, as compared to $34.8 million at December 31, 2016. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At March 31, 2017, approximately $18.9 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Other loans:
Held-for-sale	$2,126	$7,147
Warehouse loans held-for-investment	58,118	80,577
Total other loans	$60,244	$87,724

Other loans decreased $27.5 million, or 31.3%, to $60.2 million at March 31, 2017, as compared to $87.7 million at December 31, 2016, primarily due to a decrease in both originations of mortgage loans held-for-sale and warehouse loans held-for-investment. The decrease in mortgage loans held-for-sale and warehouse loans held-for-investment was primarily due to the generally slowing pace of mortgage refinancing nationwide, as well as the seasonality of mortgage lending, which tends to negatively affect the first quarter of each year. The aforementioned impact on mortgage loans held-for-sale was partially offset by our overall balance sheet strategy, which continues to emphasize originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio.

The Company internally originated $9.0 million and sold $10.6 million of mortgage loans held-for-sale during the three months ended March 31, 2017. The Company internally originated $11.1 million and sold $10.5 million of mortgage loans held-for-sale during the three months ended March 31, 2016. The gain recorded on sales of mortgage loans held-for-sale during the first quarter of 2017 and 2016 was $0.8 million and $0.2 million, respectively. During the three months ended March 31, 2017, the Company internally originated $7.0 million and sold $7.3 million of SBA/USDA loans held-for-sale, compared to originations of $0.6 million and sold of $1.8 million during the three months ended March 31, 2016. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during the first quarter of 2017 and 2016 was $0.7 million and $0.2 million, respectively. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $257.6 million and $280.1 million, respectively, for the three months ended March 31, 2017, as compared to originations and sales of $294.4 million and $263.3 million, respectively, for the three months ended March 31, 2016. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.4 million for each of the first quarters of 2017 and 2016. For the three months ended March 31, 2017, the weighted average number of days outstanding of warehouse loans held-for-investment was 10 days. Despite the decrease in production through the first quarter of 2017, and due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

As of March 31, 2017 and December 31, 2016, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of both March 31, 2017 and December 31, 2016.

The future realization of the Company’s net operating loss carryovers is currently limited to $325,000 per year.

Deposits

Total deposits were $685.8 million at March 31, 2017, an increase of $57.4 million from $628.4 million at December 31, 2016. The increase was comprised of an increase of $53.8 million in non-maturing deposits and an increase of $3.6 million in time deposits.

Non-maturing deposits increased to $444.5 million at March 31, 2017, due to an $8.2 million increase in noninterest-bearing demand deposits, a $21.3 million increase in interest-bearing demand deposits and a $24.3 million increase in savings and money market deposits. The increase in non-maturing deposits was due to our continued strategy to grow core deposits, which includes a focus on the development of commercial relationships. Time deposits increased to $241.3 million as of March 31, 2017, due to an increase of $3.1 million in deposits related to a retail certificates of deposit promotion, an increase of $0.7 million in non-brokered Internet certificates of deposit and an increase of $0.4 million in brokered deposits, partially offset by a decrease of $0.6 million in our standard certificates of deposit.

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

Federal Home Loan Bank Advances

As of March 31, 2017 and December 31, 2016, advances from the FHLB were as follows:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Maturity on January 30, 2017, fixed rate at 0.61%	$–	$50,000
Maturity on April 5, 2017, fixed rate 0.91%	25,000	–
Maturity on April 6, 2017, fixed rate 0.93%	10,000	–
Maturity on June 20, 2017, fixed rate 0.73%	417	833
Maturity on June 20, 2017, fixed rate 0.91%	10,000	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	2,250	2,500
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.07% as of March 31, 2017 and at 0.80% as of December 31, 2016	36,000	65,000
Total	$144,092	$188,758

The FHLB advances had a weighted-average maturity of 19 months and a weighted-average rate of 1.57% at March 31, 2017. The Company had $368.5 million in portfolio loans posted as collateral for these advances as of March 31, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $128.3 million at March 31, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of March 31, 2017, fair value exceeded the book value of the individual advances by $0.9 million, which was collateralized by portfolio loans (included in the $368.5 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $97.1 million as of March 31, 2017.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $1.9 million to $88.9 million at March 31, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $1.5 million and other comprehensive income of $0.4 million for the three months ended March 31, 2017. The other comprehensive income during the first quarter of 2017, which reduced the Company’s accumulated other comprehensive loss as of March 31, 2017, was primarily due to a positive change in the fair value of investment securities as interest rates decreased during the first three months of 2017.

The Company’s equity to assets ratio remained at 9.6% at March 31, 2017, compared with 9.6% at December 31, 2016. As of March 31, 2017, the Bank’s total risk based capital to risk-weighted assets ratio was 13.76%, common equity tier 1 capital to risk-weighted assets ratio was 12.56%, tier 1 capital to risk-weighted assets ratio was 12.56% and tier 1 capital to adjusted assets ratio was 10.32%. These ratios as of December 31, 2016 were 14.83%, 13.58%, 13.58% and 9.44%, respectively. The decrease in risk-weighted capital ratios as of March 31, 2017, compared with those as of December 31, 2016, was primarily due to an increase in risk-weighted assets, due to growth in portfolio loans and a decrease in cash and cash equivalents, as well as an increase in the risk weighting of certain portfolio loan categories, partially offset by an increase in investment securities and an increase in capital. The Bank’s capital classification under PCA defined levels as of March 31, 2017 was well-capitalized.

The Company continues to monitor strategies to preserve capital including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

General

Net income for each of the three months ended March 31, 2017 and 2016 was $1.5 million. The Company’s return on average total assets ratio and return on average stockholders’ equity ratio (both annualized) were 0.70% and 6.70%, respectively, for the three months ended March 31, 2017, compared with 0.71% and 7.38%, respectively, for the three months ended March 31, 2016. Net income for the three months ended March 31, 2017, was virtually the same as compared to net income in the same period in 2016, primarily due to an increase in net interest income of $0.3 million, a decrease in provision expense of $0.1 million, and a decrease in income tax expense of $0.1 million, partially offset by an increase in noninterest expense of $0.5 million. Noninterest income was approximately unchanged in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Net interest income increased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income was approximately unchanged during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to higher gains on the sale of loans held-for-sale, offset by lower gains on the sale of investment securities, a decrease in service charges and fees, a decrease in interchange fees, and a decrease in other miscellaneous operating income. Noninterest expense increased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increased foreclosed asset and data processing expenses, as well as increased interchange expense and other miscellaneous operating expenses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2017 and 2016. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$701,142	$7,469	4.26%	$672,292	$7,500	4.46%
Investment securities (2)	46,516	282	2.42%	103,288	526	2.04%
Other interest-earning assets (3)	48,951	137	1.12%	37,885	170	1.79%
Total interest-earning assets	796,609	7,888	3.96%	813,465	8,196	4.04%
Noninterest-earning assets	43,116			46,779
Total assets	$839,725			$860,244

Interest-bearing liabilities:
Interest-bearing demand accounts	$115,754	$134	0.46%	$104,450	$114	0.43%
Savings deposits	58,551	17	0.12%	59,767	14	0.10%
Money market accounts	176,631	342	0.77%	111,576	155	0.56%
Time deposits	237,337	595	1.00%	228,309	514	0.90%
Securities sold under agreements to repurchase	–	–	–%	329	1	1.55%
Federal Home Loan Bank advances	96,769	428	1.77%	220,218	1,308	2.38%
Other borrowings (4)	1	–	1.25%	–	–	–%
Total interest-bearing liabilities	685,043	1,516	0.88%	724,649	2,106	1.16%
Noninterest-bearing liabilities	66,489			52,997
Total liabilities	751,532			777,646
Total stockholders’ equity	88,193			82,598
Total liabilities and stockholders’ equity	$839,725			$860,244

Net interest income		$6,372			$6,090
Net interest spread			3.08%			2.88%
Net interest-earning assets	$111,566			$88,816
Net interest margin (5)			3.20%			2.99%
Average interest-earning assets to average interest-bearing liabilities		116.29%			112.26%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Interest expense on other borrowings during the three months ended March 31, 2017, was less than $100.
(5)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$315	$(346)	$(31)
Investment securities	(330)	86	(244)
Other interest-earning assets	41	(74)	(33)
Total interest-earning assets	26	(334)	(308)

Interest-bearing liabilities:
Interest-bearing demand accounts	13	7	20
Savings deposits	–	3	3
Money market accounts	112	75	187
Time deposits	21	60	81
Securities sold under agreements to repurchase	(1)	–	(1)
Federal Home Loan Bank advances	(605)	(275)	(880)
Other borrowings	–	–	–
Total interest-bearing liabilities	(460)	(130)	(590)

Net interest income	$486	$(204)	$282

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and the decrease in wholesale borrowings, partially offset by the decrease in investment securities, have been the primary contributors to the increase in net interest income in the first quarter of 2017. Decreased loan yields, partially offset by lower borrowing costs resulted in the unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income decreased $0.3 million to $7.9 million for the three months ended March 31, 2017, as compared to $8.2 million for the three months ended March 31, 2016, due to the decrease in interest rates on portfolio loans and lower balances in investment securities, partially offset by higher balances in portfolio loans and other loans outstanding and higher interest rates on investment securities. Interest income on loans was $7.5 million for each of the three months ended March 31, 2017 and 2016. This was due to an increase in the average balance of loans, which increased $28.8 million to $701.1 million for the three months ended March 31, 2017 from $672.3 million for the three months ended March 31, 2016, offset by a decrease in average yield on loans of 20 basis points to 4.26% for the three months ended March 31, 2017. This decrease in average yield on loans is due to a strategic shift to more adjustable rate loans, in order to take advantage of, as well as limit the negative impact of, a potential rising rate environment.

The average balance of loans increased due to an increase in the average balance of portfolio loans and loans held-for-sale, partially offset by a decrease in the average balance of warehouse loans held-for-investment. Despite the increase in originations and purchases of portfolio loans during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, interest income decreased slightly, due to the decrease in interest rates on such loans. Additionally, fee income was approximately the same during the first quarter of 2017, as compared to the first quarter of 2016. Originations of loans held-for-sale increased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, resulting in an increase in interest income from such loans. Originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment both decreased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, resulting in a slight decrease in interest income and fee income. The decrease in originations of warehouse loans held-for-investment is due to a decrease in home purchase and refinance volume, which resulted in decreased volume with our counterparties.

Interest income earned on investment securities decreased $0.2 million to $0.3 million for the three months ended March 31, 2017 from $0.5 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease in the average balance of investment securities of $56.8 million to $46.5 million during the three months ended March 31, 2017, partially offset by higher interest rates on investment securities during the same period.

Interest Expense

Interest expense declined by $0.6 million to $1.5 million for three months ended March 31, 2017 from $2.1 million for the three months ended March 31, 2016, due to the decrease in interest expense on FHLB advances, partially offset by increased interest expenses on deposits. The increase in interest expense on deposits in the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 9 basis points to 0.67% for the three months ended March 31, 2017, as compared to 0.58% for the three months ended March 31, 2016. The decrease in interest expense on FHLB advances for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was due to a decrease in the average balance of FHLB advances, as well as lower average rates paid on such advances, resulting from the Bank’s aggressive strategies to manage interest rates.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.80% for the three months ended March 31, 2017, down from 1.08% for the three months ended March 31, 2016, primarily due to the lower average balances and interest rates related to FHLB advances and increased noninterest-bearing deposits, partially offset by an increase in the average rates paid on deposits and the average balance in such deposits.

Net Interest Income

Net interest income increased $0.3 million to $6.4 million for the three months ended March 31, 2017, from $6.1 million for the three months ended March 31, 2016, due to the increase in portfolio loans and other loans outstanding, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 20 basis points to 3.08% for the three months ended March 31, 2017, as compared to 2.88% for the three months ended March 31, 2016. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 21 basis point to 3.20% for the three months ended March 31, 2017, as compared to 2.99% for the three months ended March 31, 2016. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, the positive impact on interest income from higher interest rates on investment securities, and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, the negative impact on interest income from lower balances in investment securities, and the negative impact on interest expense from higher average rates paid on deposits and an increase in the average balance in such deposits.

Provision for Portfolio Loan Losses

Provision expense was $0.1 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively. The low level of provision expense during each of the three months ended March 31, 2017 and 2016, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had a minimal amount of net recoveries during the three months ended March 31, 2017, while net charge-offs were $0.1 million for the three months ended March 31, 2016, representing 0.08% of average portfolio loans.

Noninterest Income

The components of noninterest income for the three months ended March 31, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)
Service charges and fees	$434	$633	$(199)	(31.4)%
Gain on sale of securities available-for-sale	–	828	(828)	(100.0)%
Gain on sale of loans held-for-sale	1,542	414	1,128	272.5%
Bank owned life insurance earnings	117	117	–	–%
Interchange fees	329	358	(29)	(8.1)%
Other	139	211	(72)	(34.1)%
	$2,561	$2,561	$–	–%

Noninterest income was $2.6 million for both of the three months ended March 31, 2017 and 2016. Noninterest income was unchanged during the first quarter of 2017, as compared with the first quarter of 2016, primarily due to higher gains on the sale of loans held-for-sale, offset by lower gains on the sale of investment securities, a decrease in service charges and fees, a decrease in interchange fees, and a decrease in other miscellaneous operating income.

For the three months ended March 31, 2017, gains on sales of mortgage loans held-for-sale was $864,000 (including a gain of $585,000 on the sale of a group of TDRs that were transferred into held-for-sale during 2016), deferred fees on mortgage loans held-for-sale was $68,000, gains on sales of SBA/USDA loans held-for-sale was $434,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $311,000. By comparison, for the three months ended March 31, 2016, gains on sales of mortgage loans held-for-sale was $266,000, deferred fees on mortgage loans held-for-sale was $77,000, gains on sales of SBA/USDA loans held-for-sale was $160,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $64,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,487	$3,458	$29	0.8%
Occupancy and equipment	555	602	(47)	(7.8)%
Federal Deposit Insurance Corporation insurance premiums	135	172	(37)	(21.5)%
Foreclosed assets, net	80	–	80	n/a
Data processing	611	456	155	34.0%
Outside professional services	537	471	66	14.0%
Collection expense and repossessed asset losses	139	145	(6)	(4.1)%
Other	1,006	774	232	30.0%
	$6,550	$6,078	$472	7.8%

Noninterest expense increased $0.5 million to $6.6 million for the three months ended March 31, 2017, from $6.1 million for the three months ended March 31, 2016. The increase in noninterest expense during the first quarter of 2017, as compared with the first quarter of 2016, primarily due to increased foreclosed asset and data processing expenses, as well as increased interchange expense and other miscellaneous operating expenses.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $0.8 million and $0.9 million in income tax expense for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rate was 35.3% and 37.1% for the first quarter of 2017 and 2016, respectively. This decrease was primarily due to the expiration of temporary differences during 2016, which led to an elevated effective tax rate in the first quarter of 2016. The future realization of the Company’s net operating loss carryovers is currently limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 10 days during the three months ended March 31, 2017 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances, and the Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source, due to the low interest rate environment on alternative investment options. Management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2017.

As of March 31, 2017, the Company had additional borrowing capacity of $128.3 million with the FHLB. The Company’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of March 31, 2017, included the ability to borrow up to approximately $26.0 million under the Primary Credit program, based solely on the current amount of loans the Company has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of March 31, 2017, the Company had liquidity sources through a $10.0 million line of credit for repurchase and reverse repurchase transactions, as well as one $17.0 million, one $10.0 million, and four $5.0 million lines of credit, all with private financial institutions. As of March 31, 2017, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. Unpledged investment securities were approximately $97.1 million as of March 31, 2017.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of March 31, 2017, the Bank had brokered deposits of $101.1 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of March 31, 2017, the Bank had deposits from this service of $9.9 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long-term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at March 31, 2017, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

For the first three months of 2017, cash and cash equivalents decreased $32.1 million to $27.8 million as of March 31, 2017, as compared to $59.9 million as of December 31, 2016, due to the continued deployment of funds, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first three months of 2017, cash used in investing activities of $53.0 million exceeded cash provided by financing activities of $12.8 million and operating activities of $8.1 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $280.1 million, proceeds from FHLB advances of $85.0 million, net increases in deposits of $57.4 million, proceeds from sales of loans held-for-sale of $22.2 million, proceeds from the maturities and payments of investment securities of $21.3 million and proceeds from the redemption of FHLB stock of $5.3 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $257.6 million, the repayment of FHLB advances of $130.0 million, the purchase of investment securities of $56.5 million, net increases in portfolio loans of $26.1 million (excluding the purchase of such loans), originations of loans held-for-sale of $16.1 million and the purchase of portfolio loans of $15.9 million.

For the first three months of 2016, cash provided by financing activities of $32.7 million and operating activities of $2.8 million exceeded cash used in investing activities of $30.0 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $263.3 million, proceeds from FHLB advances of $110.5 million, proceeds from the sale of investment securities of $41.9 million and proceeds from sales of loans held-for-sale of $12.7 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $294.4 million, the repayment of FHLB advances of $62.7 million, net increases in portfolio loans of $29.7 million (excluding the purchase of such loans), originations of loans held-for-sale of $11.7 million, the repayment of repurchase agreements of $10.0 million, the purchase of portfolio loans of $7.1 million and net decreases in deposits of $5.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits, re-price more rapidly or at different rates than its interest-earning assets. In order to address the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Bank’s Asset Liability Committee (ALCO). The purpose of the ALCO is to communicate, coordinate and control asset and liability management consistent with our business plan and board-approved policies. The ALCO establishes and monitors the volume and mix of assets and funding sources taking into account the Company’s relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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

The Bank’s estimated exposure to interest rate risk as of March 31, 2017 and December 31, 2016 is as follows:

				Net Present Value as a Percentage of Present Value of Assets (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
As of March 31, 2017:
+300	$108,166	$(13,559)	(11.1)%	12.53%	(60)	$25,420	$(1,283)	(4.8)%
+200	114,231	(7,494)	(6.2)%	12.91%	(22)	25,884	(819)	(3.1)%
+100	119,092	(2,633)	(2.2)%	13.14%	1	26,320	(383)	(1.4)%
0	121,725	–	–	13.13%	–	26,703	–	–
-100	118,822	(2,903)	(2.4)%	12.56%	(57)	26,710	7	0.0%

As of December 31, 2016:
+300	$87,247	$(24,235)	(21.7)%	10.36%	(192)	$24,754	$(1,454)	(5.5)%
+200	97,614	(13,868)	(12.4)%	11.28%	(100)	25,271	(937)	(3.6)%
+100	105,848	(5,634)	(5.1)%	11.92%	(36)	25,768	(440)	(1.7)%
0	111,482	–	–	12.28%	–	26,208	–	–
-100	108,611	(2,871)	(2.6)%	11.75%	(53)	26,435	227	0.9%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	Present Value of Assets (PVA) represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended March 31, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended March 31, 2017, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Risk Factors included within the 2016 10-K. The Company does not believe there have been any material changes in the Company’s risk factors from those disclosed in the 2016 10-K. The risks described in the 2016 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows. See the cautionary note regarding forward-looking statements at Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, for further information.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: May 10, 2017	By:	/s/ John K. Stephens, Jr._

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Tracy L. Keegan _

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

