Form 10-Q
period 2017-06-30
Atlantic Coast Financial CORP
filed 2017-08-09
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

YES ☐ NO ☒.

The number of shares outstanding of the registrant’s common stock as of August 1, 2017 was 15,553,709 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Cash and due from financial institutions	$5,606	$3,744
Short-term interest-earning deposits	28,580	56,149
Total cash and cash equivalents	34,186	59,893
Securities available-for-sale	40,759	65,293
Portfolio loans, net of allowance of $8,220 in 2017 and $8,162 in 2016	714,370	639,245
Other loans:
Held-for-sale	6,528	7,147
Warehouse loans held-for-investment	67,349	80,577
Total other loans	73,877	87,724
Federal Home Loan Bank stock, at cost	6,445	8,792
Land, premises and equipment, net	14,583	14,945
Bank owned life insurance	17,770	17,535
Other real estate owned	242	2,886
Accrued interest receivable	1,921	1,979
Deferred tax assets, net	5,620	6,752
Other assets	2,810	2,415
Total assets	$912,583	$907,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$70,673	$59,696
Interest-bearing demand	122,107	106,004
Savings and money market	281,961	224,987
Time	213,058	237,726
Total deposits	687,799	628,413
Federal Home Loan Bank advances	132,425	188,758
Accrued expenses and other liabilities	2,076	3,270
Total liabilities	822,300	820,441

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,553,709 issued and outstanding at June 30, 2017 and 15,509,061 issued and outstanding at December 31, 2016	156	155
Additional paid-in capital	100,329	100,361
Common stock held by:
Employee stock ownership plan shares of 64,672 at June 30, 2017 and 67,067 at December 31, 2016	(1,405)	(1,457)
Benefit plans	(99)	(99)
Retained deficit	(7,647)	(10,316)
Accumulated other comprehensive loss	(1,051)	(1,626)
Total stockholders’ equity	90,283	87,018
Total liabilities and stockholders’ equity	$912,583	$907,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$8,028	$7,938	$15,497	$15,438
Securities and interest-earning deposits in other financial institutions	393	568	812	1,264
Total interest and dividend income	8,421	8,506	16,309	16,702
Interest expense:
Deposits	1,261	847	2,349	1,644
Securities sold under agreements to repurchase	–	–	–	1
Federal Home Loan Bank advances	509	1,254	937	2,562
Other borrowings	–	1	–	1
Total interest expense	1,770	2,102	3,286	4,208
Net interest income	6,651	6,404	13,023	12,494
Provision for portfolio loan losses	191	199	291	349
Net interest income after provision for portfolio loan losses	6,460	6,205	12,732	12,145

Noninterest income:
Service charges and fees	454	563	888	1,196
Gain on sale of securities available-for-sale	400	–	400	828
Gain on sale of loans held-for-sale	391	949	1,933	1,363
Gain on sale of portfolio loans	–	218	–	218
Bank owned life insurance earnings	118	115	235	232
Interchange fees	339	349	668	707
Other	217	355	356	566
Total noninterest income	1,919	2,549	4,480	5,110

Noninterest expense:
Compensation and benefits	3,527	3,512	7,014	6,970
Occupancy and equipment	548	603	1,103	1,205
Federal Deposit Insurance Corporation insurance premiums	121	166	256	338
Foreclosed assets, net	219	254	299	254
Data processing	582	513	1,193	969
Outside professional services	562	539	1,099	1,010
Collection expense and repossessed asset losses	95	117	234	262
Other	842	926	1,848	1,700
Total noninterest expense	6,496	6,630	13,046	12,708

Income before income tax expense	1,883	2,124	4,166	4,547
Income tax expense	691	788	1,497	1,687
Net income	$1,192	$1,336	$2,669	$2,860

Earnings per common share:
Basic	$0.08	$0.09	$0.17	$0.19
Diluted	$0.08	$0.09	$0.17	$0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$1,192	$1,336	$2,669	$2,860

Other comprehensive income:
Change in securities available-for-sale:
Unrealized holding gains arising during the period	741	440	1,542	2,532
Less reclassification adjustments for gains recognized in income	(400)	–	(400)	(828)
Net unrealized gains	341	440	1,142	1,704
Income tax effect	(124)	(164)	(567)	(891)
Net of tax effect	217	276	575	813

Total other comprehensive income	217	276	575	813

Comprehensive income	$1,409	$1,612	$3,244	$3,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

For the six months ended June 30, 2017:

Balance at December 31, 2016	15,509,061	$155	$100,361	$(1,457)	$(99)	$(10,316)	$(1,626)	$87,018
Employee stock ownership plan shares earned, 2,395 shares	–	–	(34)	52	–	–	–	18
Restricted stock awards	44,648	1	–	–	–	–	–	1
Distribution from Rabbi Trust	–	–	2	–	–	–	–	2
Net income	–	–	–	–	–	2,669	–	2,669
Other comprehensive income	–	–	–	–	–	–	575	575
Balance at June 30, 2017	15,553,709	$156	$100,329	$(1,405)	$(99)	$(7,647)	$(1,051)	$90,283

For the six months ended June 30, 2016:

Balance at December 31, 2015	15,509,061	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 2,395 shares	–	–	(37)	52	–	–	–	15
Distribution from Rabbi Trust	–	–	(17)	–	37	–	–	20
Net income	–	–	–	–	–	2,860	–	2,860
Other comprehensive income	–	–	–	–	–	–	813	813
Balance at June 30, 2016	15,509,061	$155	$100,404	$(1,509)	$(211)	$(13,874)	$(519)	$84,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$2,669	$2,860
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	291	349
Gain on sale of loans held-for-sale	(1,933)	(1,363)
Originations of loans held-for-sale	(30,433)	(40,707)
Proceeds from sales of loans held-for-sale	43,765	38,251
Gain on sale of portfolio loans	–	(218)
Loss on foreclosed assets, net	299	254
Gain on sale of securities available-for-sale	(400)	(828)
Gain on sale of branch	–	(137)
Employee stock ownership plan compensation expense	18	15
Restricted stock awards	1	–
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	726	75
Amortization of prepayment penalties resulting from repayment of Federal Home Loan Bank advances	–	1,382
Depreciation expense	557	517
Deferred tax benefit	794	–
Net change in cash surrender value of bank owned life insurance	(235)	(232)
Net change in accrued interest receivable	58	(154)
Net change in other assets	(301)	(452)
Net change in accrued expenses and other liabilities	(1,194)	2,190
Net cash provided by operating activities	14,682	1,802

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	77,502	6,423
Proceeds from sales of securities available-for-sale	5,400	41,852
Purchase of securities available-for-sale	(57,149)	(5,000)
Funding of warehouse loans held-for-investment	(557,197)	(680,564)
Proceeds from repayments of warehouse loans held-for-investment	570,425	633,778
Purchase of portfolio loans	(18,290)	(7,130)
Proceeds from sales of portfolio loans	–	10,391
Net change in portfolio loans	(68,632)	(57,136)
Purchase of premises and equipment	(195)	(444)
Proceeds from disposal of premises and equipment	–	331
Proceeds from sale of other real estate owned	2,345	492
Purchase of Federal Home Loan Bank stock	(11,438)	(5,899)
Redemption of Federal Home Loan Bank stock	13,785	3,528
Net cash paid in sale of branch	–	(13,256)
Net cash used in investing activities	(43,444)	(72,634)

Cash flows from financing activities:
Net change in deposits	59,386	28,050
Repayment of securities sold under agreements to repurchase	–	(9,991)
Proceeds from Federal Home Loan Bank advances	295,200	604,500
Repayment of Federal Home Loan Bank advances	(351,533)	(551,833)
Proceeds from other borrowings	–	5,000
Repayment of other borrowings	–	(5,000)
Shares purchased for and distributions from Rabbi Trust	2	20
Net cash provided by financing activities	3,055	70,746

Net decrease in cash and cash equivalents	(25,707)	(86)
Cash and cash equivalents, beginning of period	59,893	23,581
Cash and cash equivalents, end of period	$34,186	$23,495

Supplemental disclosures of cash flow information:
Interest paid	$3,216	$4,133
Income taxes paid	1,225	–

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$–	$235
Loans transferred to held-for-sale	11,515	–
Loans transferred to portfolio	641	400
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the period	338	485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The accompanying condensed consolidated balance sheet as of December 31, 2016, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information of smaller reporting companies and with the instructions for Form 10-Q and Article 8 and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 10-K), should be read in conjunction with these Financial Statements.

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

Accumulated other comprehensive income consists solely of the effects of unrealized gains and losses on securities available-for-sale, net of income taxes, which include a disproportionate tax effect of $0.7 million at both June 30, 2017 and December 31, 2016. This disproportionate tax effect is a result of the reversal of the deferred tax valuation allowance in 2015.

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Adopted

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Scope Modification Accounting (Stock Compensation) (ASU 2017-09). ASU 2017-09 reduces diversity in practice by clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted ASU 2017-09 for the second quarter of 2017, with no material impact on the Financial Statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

Recently Issued Standards Adopted (continued)

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). ASU 2017-08 requires premiums on purchased callable debt securities to be amortized to the earliest call date. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption was permitted. The Company adopted ASU 2017-08 for the first quarter of 2017, with no material impact on the Financial Statements.

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

June 30, 2017

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $30.0 million and $25.0 million as of June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, the Bank earned $68,000 and $107,000, respectively, of interest income related to the Customers Participation Agreements. During the three and six months ended June 30, 2016, the Bank earned $150,000 and $153,000, respectively, of interest income related to the Customers Participation Agreements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this Note and Note 5. Fair Value of Financial Instruments of these Notes) have been categorized based upon the fair value hierarchy described below:

•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	Level 2 – Valuation is based upon observable inputs other than quoted market prices included within Level 1, including quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2017
Assets:
State and municipal	$5,629	$–	$5,629	$–
Mortgage-backed securities – residential	25,976	–	25,976	–
Collateralized mortgage obligations – U.S. government	2,693	–	2,693	–
Corporate debt	6,336	–	6,336	–
Corporate equity	125	–	125	–
Total	$40,759	$–	$40,759	$–

December 31, 2016
Assets:
U.S. government-sponsored enterprises	$19,997	$–	$19,997	$–
State and municipal	4,991	–	4,991	–
Mortgage-backed securities – residential	27,328	–	27,328	–
Collateralized mortgage obligations – U.S. government	3,059	–	3,059	–
Corporate debt	9,918	–	9,918	–
Total	$65,293	$–	$65,293	$–

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

There were no Level 3 investments measured on a recurring basis as of June 30, 2017 and December 31, 2016, and there were no transfers into or out of Level 3 investments during the three and six months ended June 30, 2017 and the year ended December 31, 2016. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2017
Assets:
Other real estate owned	$242	$–	$–	$242
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	8,060	–	–	8,060

December 31, 2016
Assets:
Other real estate owned	$2,886	$–	$–	$2,886
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	–	–	7,978

Quantitative information about Level 3 fair value measurements as of June 30, 2017 and December 31, 2016, is as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)

June 30, 2017
Assets:
Other real estate owned	$242	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 60.9% (26.3%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	8,060	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0 to 57.2%
			Liquidation expenses	0.0% to 10.0% (9.6%)

December 31, 2016
Assets:
Other real estate owned	$2,886	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 64.0% (8.5%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% to 83.0%
			Liquidation expenses	0.0% to 10.0% (9.9%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. There were no write-downs on OREO for the three months ended June 30, 2017, while write-downs on OREO for the six months ended June 30, 2017 were $80,000. There were no write-downs on OREO for each of the three and six months ended June 30, 2016. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There are no liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of June 30, 2017 and December 31, 2016, were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
June 30, 2017
Assets:
Cash and due from financial institutions	$5,606	$5,606	$5,606	$–	$–
Short-term interest-earning deposits	28,580	28,580	28,580	–	–
Portfolio loans, net	714,370	709,114	–	701,054	8,060
Loans held-for-sale	6,528	6,783	–	6,783	–
Warehouse loans held-for-investment	67,349	67,349	–	67,349	–
Federal Home Loan Bank stock, at cost	6,445	6,445	–	–	6,445
Bank owned life insurance	17,770	17,780	–	17,780	–
Accrued interest receivable	1,921	1,921	–	1,921	–
Liabilities:
Deposits	687,799	688,213	–	688,213	–
Federal Home Loan Bank advances	132,425	133,419	–	133,419	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	191	191	–	191	–

December 31, 2016
Assets:
Cash and due from financial institutions	$3,744	$3,744	$3,744	$–	$–
Short-term interest-earning deposits	56,149	56,149	56,149	–	–
Portfolio loans, net	639,245	652,133	–	644,155	7,978
Loans held-for-sale	7,147	7,281	–	7,281	–
Warehouse loans held-for-investment	80,577	80,577	–	80,577	–
Federal Home Loan Bank stock, at cost	8,792	8,792	–	–	8,792
Bank owned life insurance	17,535	17,546	–	17,546	–
Accrued interest receivable	1,979	1,979	–	1,979	–
Liabilities:
Deposits	628,413	628,714	–	628,714	–
Federal Home Loan Bank advances	188,758	189,842	–	189,842	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	121	121	–	121	–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

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

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of June 30, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of June 30, 2017 and December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

June 30, 2017
State and municipal	$5,512	$117	$–	$5,629	$5,629
Mortgage-backed securities – residential	26,318	–	(342)	25,976	25,976
Collateralized mortgage obligations – U.S. government	2,760	–	(67)	2,693	2,693
Corporate debt	6,538	5	(207)	6,336	6,336
Corporate equity	115	10	–	125	125
Total investment securities	$41,243	$132	$(616)	$40,759	$40,759

December 31, 2016
U.S. Government–sponsored enterprises	$19,999	$–	$(2)	$19,997	$19,997
State and municipal	5,024	2	(35)	4,991	4,991
Mortgage-backed securities – residential	28,515	–	(1,187)	27,328	27,328
Collateralized mortgage obligations – U.S. Government	3,152	–	(93)	3,059	3,059
Corporate debt	10,000	226	(308)	9,918	9,918
Total investment securities	$66,690	$228	$(1,625)	$65,293	$65,293

The amortized cost and fair value of investment securities, segregated by contractual maturity as of June 30, 2017, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$–	$–
Due in more than one to five years	408	409
Due in more than five to ten years	9,328	9,183
Due after ten years	2,314	2,373
Mortgage-backed securities – residential	26,318	25,976
Collateralized mortgage obligations – U.S. government	2,760	2,693
Corporate equity (1)	115	125
	$41,243	$40,759

(1)	No contractual maturity.

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

June 30, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses as of June 30, 2017 and December 31, 2016, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
June 30, 2017
Mortgage-backed securities – residential	$25,945	$(342)	$–	$–	$25,945	$(342)
Collateralized mortgage obligations – U.S. Government	–	–	2,692	(67)	2,692	(67)
Corporate debt	5,297	(207)	–	–	5,297	(207)
	$31,242	$(549)	$2,692	$(67)	$33,934	$(616)

December 31, 2016
U.S. Government–sponsored enterprises	$19,997	$(2)	$–	$–	$19,997	$(2)
State and municipal	3,921	(36)	–	–	3,921	(36)
Mortgage-backed securities – residential	27,291	(1,187)	–	–	27,291	(1,187)
Collateralized mortgage obligations – U.S. Government	–	–	3,059	(92)	3,059	(92)
Corporate debt	4,692	(308)	–	–	4,692	(308)
	$55,901	$(1,533)	$3,059	$(92)	$58,960	$(1,625)

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of June 30, 2017, the Company’s security portfolio consisted of 23 investment securities (all classified as available-for-sale), 11 of which were in an unrealized loss position. The unrealized losses were primarily related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of June 30, 2017, $28.6 million, or approximately 70.3% of the debt securities held by the Company, including 9 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment (continued)

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2017.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of June 30, 2017 and December 31, 2016, and did not record OTTI related to such securities during the three and six months ended June 30, 2017 and 2016.

The 10-year treasury rate as of June 30, 2017 and December 31, 2016, was 2.31% and 2.45%, respectively.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $61.6 million and $82.9 million for the three and six months ended June 30, 2017, respectively. Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $3.1 million and $48.3 million for the three and six months ended June 30, 2016, respectively.

Gross gains of $0.4 million were realized during each of the three and six months ended June 30, 2017, while no gross losses were realized during the three and six months ended June 30, 2017. The net gain on sale of securities available-for-sale for each of the three and six months ended June 30, 2017, includes $0.4 million of accumulated other comprehensive income reclassifications from unrealized holding gains. No gross gains were realized during the three months ended June 30, 2016, while gross gains of $1.0 million were realized during the six months ended June 30, 2016. No gross losses were realized during the three months ended June 30, 2016, while gross losses of $0.2 million were realized during the six months ended June 30, 2016. The net gain on sale of securities available-for-sale for the six months ended June 30, 2016, includes $0.8 million of accumulated other comprehensive income reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, representing the Company’s entire balance of such investment securities on that date. As a result, the investment securities were reclassified to available-for-sale as of December 31, 2015. The Company has not classified any investment securities purchased, since this transaction, as held-to-maturity. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for each of the three and six months ended June 30, 2017 and 2016.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at June 30, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017	% of Total Loans	December 31, 2016	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$285,220	39.9%	$276,193	43.1%
Multi-family	73,166	10.2%	70,452	11.0%
Commercial	184,192	25.7%	104,143	16.3%
Land	16,733	2.3%	17,218	2.7%
Total real estate loans	559,311	78.1%	468,006	73.1%

Real estate construction loans:
One- to four-family	15,206	2.1%	22,687	3.5%
Commercial	13,788	2.0%	14,432	2.3%
Acquisition and development	–	–%	–	–%
Total real estate construction loans	28,994	4.1%	37,119	5.8%

Other portfolio loans:
Home equity	36,280	5.0%	37,748	5.9%
Consumer	37,074	5.2%	39,232	6.1%
Commercial	54,207	7.6%	57,947	9.1%
Total other portfolio loans	127,561	17.8%	134,927	21.1%

Total portfolio loans	715,866	100.0%	640,052	100.0%

Allowance for portfolio loan losses	(8,220)		(8,162)
Net deferred portfolio loan costs	5,606		5,685
Premiums and discounts on purchased loans, net	1,118		1,670

Portfolio loans, net	$714,370		$639,245

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of June 30, 2017 and December 31, 2016:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

June 30, 2017
Real estate loans:
One- to four-family	$283,510	$504	$369	$837	$1,710	$285,220
Multi-family	73,166	–	–	–	–	73,166
Commercial	183,939	–	–	253	253	184,192
Land	11,223	–	–	5,510	5,510	16,733
Total real estate loans	551,838	504	369	6,600	7,473	559,311

Real estate construction loans:
One- to four-family	15,206	–	–	–	–	15,206
Commercial	13,788	–	–	–	–	13,788
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	28,994	–	–	–	–	28,994

Other portfolio loans:
Home equity	35,728	234	99	219	552	36,280
Consumer	36,563	383	51	77	511	37,074
Commercial	53,498	72	–	637	709	54,207
Total other portfolio loans	125,789	689	150	933	1,772	127,561

Total portfolio loans	$706,621	$1,193	$519	$7,533	$9,245	$715,866

December 31, 2016
Real estate loans:
One- to four-family	$273,564	$1,320	$390	$919	$2,629	$276,193
Multi-family	70,452	–	–	–	–	70,452
Commercial	101,867	–	–	2,276	2,276	104,143
Land	11,670	–	–	5,548	5,548	17,218
Total real estate loans	457,553	1,320	390	8,743	10,453	468,006

Real estate construction loans:
One- to four-family	22,687	–	–	–	–	22,687
Commercial	14,432	–	–	–	–	14,432
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	37,119	–	–	–	–	37,119

Other portfolio loans:
Home equity	37,037	201	510	–	711	37,748
Consumer	38,412	506	165	149	820	39,232
Commercial	57,124	321	–	502	823	57,947
Total other portfolio loans	132,573	1,028	675	651	2,354	134,927

Total portfolio loans	$627,245	$2,348	$1,065	$9,394	$12,807	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

The decrease in commercial real estate loans greater than 90 days past due is primarily related to one loan, which was current as of June 30, 2017. However, due to other circumstances surrounding this loan, the loan remained classified as a nonperforming portfolio loan as of June 30, 2017.

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of June 30, 2017 and December 31, 2016 were $9.8 million and $10.1 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of June 30, 2017 and December 31, 2016. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of June 30, 2017 and December 31, 2016:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

June 30, 2017
Real estate loans:
One- to four-family	$284,232	$988	$285,220
Multi-family	73,166	–	73,166
Commercial	181,953	2,239	184,192
Land	11,223	5,510	16,733
Total real estate loans	550,574	8,737	559,311

Real estate construction loans:
One- to four-family	15,206	–	15,206
Commercial	13,788	–	13,788
Acquisition and development	–	–	–
Total real estate construction loans	28,994	–	28,994

Other portfolio loans:
Home equity	35,962	318	36,280
Consumer	36,936	138	37,074
Commercial	53,570	637	54,207
Total other portfolio loans	126,468	1,093	127,561

Total portfolio loans	$706,036	$9,830	$715,866

December 31, 2016
Real estate loans:
One- to four-family	$274,660	$1,533	$276,193
Multi-family	70,452	–	70,452
Commercial	101,867	2,276	104,143
Land	11,670	5,548	17,218
Total real estate loans	458,649	9,357	468,006

Real estate construction loans:
One- to four-family	22,687	–	22,687
Commercial	14,432	–	14,432
Acquisition and development	–	–	–
Total real estate construction loans	37,119	–	37,119

Other portfolio loans:
Home equity	37,690	58	37,748
Consumer	38,995	237	39,232
Commercial	57,445	502	57,947
Total other portfolio loans	134,130	797	134,927

Total portfolio loans	$629,898	$10,154	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of June 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

June 30, 2017
Real estate loans:
Multi-family	$73,166	$–	$–	$–	$73,166
Commercial	180,539	1,336	2,317	–	184,192
Land	11,223	–	5,510	–	16,733
Total real estate loans	264,928	1,336	7,827	–	274,091

Real estate construction loans:
Commercial	13,788	–	–	–	13,788
Total real estate construction loans	13,788	–	–	–	13,788

Other portfolio loans:
Commercial	52,913	381	913	–	54,207
Total other portfolio loans	52,913	381	913	–	54,207

Total risk graded portfolio loans	$331,629	$1,717	$8,740	$–	$342,086

December 31, 2016
Real estate loans:
Multi-family	$70,419	$–	$33	$–	$70,452
Commercial	100,423	1,362	2,358	–	104,143
Land	11,708	–	5,510	–	17,218
Total real estate loans	182,550	1,362	7,901	–	191,813

Real estate construction loans:
Commercial	14,432	–	–	–	14,432
Total real estate construction loans	14,432	–	–	–	14,432

Other portfolio loans:
Commercial	56,640	301	1,006	–	57,947
Total other portfolio loans	56,640	301	1,006	–	57,947

Total risk graded portfolio loans	$253,622	$1,663	$8,907	$–	$264,192

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Other Portfolio Loans (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the continued successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended June 30, 2017 and 2016 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2017
Real estate loans:
One- to four-family	$2,911	$(24)	$63	$(183)	$2,767
Multi-family	295	–	–	(105)	190
Commercial	2,551	–	–	172	2,723
Land	197	–	3	5	205
Total real estate loans	5,954	(24)	66	(111)	5,885

Real estate construction loans:
One- to four-family	160	–	–	(63)	97
Commercial	93	–	–	18	111
Acquisition and development	–	–	–	–	–
Total real estate construction loans	253	–	–	(45)	208

Other portfolio loans:
Home equity	574	(116)	6	253	717
Consumer	386	(150)	88	66	390
Commercial	1,059	(119)	6	(48)	898
Total other portfolio loans	2,019	(385)	100	271	2,005

Unallocated	46	–	–	76	122

Total	$8,272	$(409)	$166	$191	$8,220

June 30, 2016
Real estate loans:
One- to four-family	$3,007	$(115)	$345	$(22)	$3,215
Multi-family	216	–	–	48	264
Commercial	1,573	–	–	(21)	1,552
Land	210	–	11	(75)	146
Total real estate loans	5,006	(115)	356	(70)	5,177

Real estate construction loans:
One- to four-family	180	–	–	(2)	178
Commercial	158	–	–	7	165
Acquisition and development	–	–	–	–	–
Total real estate construction loans	338	–	–	5	343

Other portfolio loans:
Home equity	818	(112)	6	167	879
Consumer	830	(134)	56	(19)	733
Commercial	581	–	–	169	750
Total other portfolio loans	2,229	(246)	62	317	2,362

Unallocated	201	–	–	(53)	148

Total	$7,774	$(361)	$418	$199	$8,030

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the six months ended June 30, 2017 and 2016 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

June 30, 2017
Real estate loans:
One- to four-family	$3,090	$(58)	$117	$(382)	$2,767
Multi-family	268	–	–	(78)	190
Commercial	2,209	–	–	514	2,723
Land	207	–	3	(5)	205
Total real estate loans	5,774	(58)	120	49	5,885

Real estate construction loans:
One- to four-family	159	–	–	(62)	97
Commercial	120	–	–	(9)	111
Acquisition and development	–	–	–	–	–
Total real estate construction loans	279	–	–	(71)	208

Other portfolio loans:
Home equity	560	(116)	11	262	717
Consumer	457	(226)	149	10	390
Commercial	880	(119)	6	131	898
Total other portfolio loans	1,897	(461)	166	403	2,005

Unallocated	212	–	–	(90)	122

Total	$8,162	$(519)	$286	$291	$8,220

June 30, 2016
Real estate loans:
One- to four-family	$3,142	$(127)	$353	$(153)	$3,215
Multi-family	217	–	–	47	264
Commercial	1,337	–	–	215	1,552
Land	260	–	22	(136)	146
Total real estate loans	4,956	(127)	375	(27)	5,177

Real estate construction loans:
One- to four-family	144	–	–	34	178
Commercial	116	–	–	49	165
Acquisition and development	–	–	–	–	–
Total real estate construction loans	260	–	–	83	343

Other portfolio loans:
Home equity	972	(136)	11	32	879
Consumer	871	(337)	150	49	733
Commercial	556	–	–	194	750
Total other portfolio loans	2,399	(473)	161	275	2,362

Unallocated	130	–	–	18	148

Total	$7,745	$(600)	$536	$349	$8,030

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of June 30, 2017:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$–	$2,767	$2,767
Multi-family	–	190	190
Commercial	190	2,533	2,723
Land	–	205	205
Total real estate loans	190	5,695	5,885

Real estate construction loans:
One- to four-family	–	97	97
Commercial	–	111	111
Acquisition and development	–	–	–
Total real estate construction loans	–	208	208

Other portfolio loans:
Home equity	–	717	717
Consumer	–	390	390
Commercial	449	449	898
Total other portfolio loans	449	1,556	2,005

Unallocated	–	122	122

Total ending allowance for portfolio loan losses balance	$639	$7,581	$8,220

Portfolio loans:
Real estate loans:
One- to four-family	$–	$285,220	$285,220
Multi-family	–	73,166	73,166
Commercial	3,392	180,800	184,192
Land	5,510	11,223	16,733
Total real estate loans	8,902	550,409	559,311

Real estate construction loans:
One- to four-family	–	15,206	15,206
Commercial	–	13,788	13,788
Acquisition and development	–	–	–
Total real estate construction loans	–	28,994	28,994

Other portfolio loans:
Home equity	–	36,280	36,280
Consumer	–	37,074	37,074
Commercial	971	53,236	54,207
Total other portfolio loans	971	126,590	127,561

Total ending portfolio loans balance	$9,873	$705,993	$715,866

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

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

June 30, 2017

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance. For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans, including TDRs, individually evaluated for impairment of approximately $0.6 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$17,787	$20,060
Multi-family	–	–
Commercial	3,139	2,488
Land	6,289	6,311
Total real estate loans	27,215	28,859

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	4,158	4,230
Consumer	1,316	1,573
Commercial	429	181
Total other portfolio loans	5,903	5,984

Total TDRs classified as impaired loans	$33,118	$34,843

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $15.9 million and $20.3 million as of June 30, 2017 and December 31, 2016, respectively. There were no commitments to lend additional amounts on TDRs as of June 30, 2017 and December 31, 2016.

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

The following table presents information on TDRs during the six months ended June 30, 2017 and 2016:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
June 30, 2017
Troubled debt restructuring:
Real estate loans:
One- to four-family	4	$831	$831
Commercial	1	679	679
Land	2	195	195
Total real estate loans	7	1,705	1,705

Other portfolio loans:
Home equity	5	430	430
Consumer	7	133	133
Commercial	2	215	215
Total other portfolio loans	14	778	778

Total troubled debt restructurings	21	$2,483	$2,483

June 30, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	18	2,261	2,261
Total real estate loans	18	2,261	2,261

Other portfolio loans:
Home equity	14	874	874
Consumer	5	198	198
Total other portfolio loans	19	1,072	1,072

Total troubled debt restructurings	37	$3,333	$3,333

All of the Company’s portfolio loans that were restructured as TDRs during the six months ended June 30, 2017 and 2016, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

During the six months ended June 30, 2017, there was one subsequent default on portfolio loans that were restructured as TDRs in the previous twelve months. The subsequent default was a home equity loan with a recorded investment of $8,000.

During the six months ended June 30, 2016, there were no subsequent defaults on portfolio loans that were restructured as TDRs in the previous twelve months.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of June 30, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Multi-family	–	–	–
Commercial	726	726	–
Land	5,510	5,510	–
Total real estate loans	6,236	6,236	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	32	32	–
Total other portfolio loans	32	32	–

Total with no related allowance recorded	$6,268	$6,268	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$18,657	$19,208	$1,403
Multi-family	–	–	–
Commercial	2,665	2,665	190
Land	779	829	114
Total real estate loans	22,101	22,702	1,707

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,309	4,466	549
Consumer	1,456	1,525	204
Commercial	939	939	449
Total other portfolio loans	6,704	6,930	1,202

Total with an allowance recorded	$28,805	$29,632	$2,909

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended June 30, 2017 and 2016:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2017
Real estate loans:
One- to four-family	$18,427	$200	$–
Multi-family	10	–	–
Commercial	3,413	24	6
Land	6,277	11	–
Total real estate loans	28,127	235	6

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,222	49	–
Consumer	1,460	22	–
Commercial	1,066	8	–
Total other portfolio loans	6,748	79	–

Total	$34,875	$314	$6

June 30, 2016
Real estate loans:
One- to four-family	$21,550	$232	$–
Multi-family	77	1	–
Commercial	2,718	19	–
Land	6,352	11	–
Total real estate loans	30,697	263	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,930	58	–
Consumer	2,024	25	–
Commercial	841	4	–
Total other portfolio loans	7,795	87	–

Total	$38,492	$350	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the six months ended June 30, 2017 and 2016:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

June 30, 2017
Real estate loans:
One- to four-family	$19,996	$387	$–
Multi-family	17	–	–
Commercial	3,078	48	32
Land	6,300	19	–
Total real estate loans	29,391	454	32

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,270	99	–
Consumer	1,592	45	–
Commercial	937	17	–
Total other portfolio loans	6,799	161	–

Total	$36,190	$615	$32

June 30, 2016
Real estate loans:
One- to four-family	$21,248	$468	$–
Multi-family	87	2	–
Commercial	2,547	45	–
Land	6,704	66	–
Total real estate loans	30,586	581	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,844	115	–
Consumer	1,929	52	–
Commercial	753	9	–
Total other portfolio loans	7,526	176	–

Total	$38,112	$757	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $1.3 million and $1.6 million of one- to four-family residential and home equity loans in process of foreclosure as of June 30, 2017 and December 31, 2016, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.8 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively. The activity on these loans during the six months ended June 30, 2017 and the year ended December 31, 2016, was as follows:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)

Beginning balance	$1,856	$1,919
New portfolio loans and advances on existing loans	–	–
Effect of changes in related parties	–	–
Repayments	(27)	(63)
Ending balance	$1,829	$1,856

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

The Company internally originated approximately $13.0 million and $22.0 million of mortgage loans held-for-sale during the three and six months ended June 30, 2017, respectively. The Company internally originated approximately $24.9 million and $36.0 million of mortgage loans held-for-sale during the three and six months ended June 30, 2016, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and six months ended June 30, 2017 was $0.3 million and $1.1 million, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and six months ended June 30, 2016 was $0.3 million and $0.5 million, respectively.

During the three and six months ended June 30, 2017, the Company internally originated approximately $1.4 million and $8.4 million, respectively, of SBA/USDA loans held-for-sale. During the three and six months ended June 30, 2016, the Company internally originated approximately $4.1 million and $4.7 million, respectively, of SBA/USDA loans held-for-sale. The gain recorded on sales of SBA/USDA loans held-for-sale was $38,000 and $783,000 during the three and six months ended June 30, 2017, respectively. The gain recorded on sales of SBA/USDA loans held-for-sale was $609,000 and $834,000 during the three and six months ended June 30, 2016, respectively.

During the three and six months ended June 30, 2017, the Company originated approximately $299.6 million and $557.2 million, respectively, of warehouse loans held-for-investment through third parties. During the three and six months ended June 30, 2016, the Company originated approximately $386.2 million and $680.6 million, respectively, of warehouse loans held-for-investment through third parties. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.5 million and $0.9 million for the three and six months ended June 30, 2017, respectively. These loan sales also earned interest on outstanding balances of $0.6 million and $1.0 million for the three and six months ended June 30, 2016, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 10 days for each of the three and six months ended June 30, 2017, respectively, and 12 days and 13 days for the three and six months ended June 30, 2016, respectively.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 8. OTHER LOANS (continued)

As of June 30, 2017 and December 31, 2016, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2017 and December 31, 2016, advances from the FHLB were as follows:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)

Maturity on January 30, 2017, fixed rate at 0.61%	$–	$50,000
Maturity on June 20, 2017, fixed rate 0.73%	–	833
Maturity on June 20, 2017, fixed rate 0.91%	–	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	2,000	2,500
Maturity on May 18, 2020, fixed rate at 1.56%	40,000	–
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.32% as of June 30, 2017 and at 0.80% as of December 31, 2016	30,000	65,000
Total	$132,425	$188,758

The FHLB advances had a weighted-average maturity of 30 months and a weighted-average rate of 1.87% at June 30, 2017. The Company had $377.4 million in portfolio loans posted as collateral for these advances as of June 30, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $145.0 million at June 30, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with portfolio loans and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of June 30, 2017, fair value exceeded the book value of the individual advances by $1.0 million, which was collateralized by portfolio loans (included in the $377.4 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $36.8 million as of June 30, 2017.

NOTE 10. INCOME TAXES

Income tax expense for the six months ending June 30, 2017 and 2016 was as follows:

	Six months ending June 30,
	2017	2016
	(Dollars in Thousands)
Income before income tax expense	$4,166	$4,547
Effective tax rate	35.93%	37.10%
Income tax expense	$1,497	$1,687

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

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

As of June 30, 2017, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of June 30, 2017.

During the six months ended June 30, 2017, the Company used $163,000 of federal net operating loss carryover and $136,000 of state net operating loss carryovers. During the six months ended June 30, 2016, the Company used $2.8 million of federal net operating loss carryover and $2.1 million of state net operating loss carryover.

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the second quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of net operating loss carryover that it could utilize was limited to approximately $325,000 per year, excluding any net operating loss carryover that may be generated in the future. For federal purposes, only post-change net operating loss carryforward remains. For state purposes, post-change, non-limited net operating loss carryforward remains. During the six months ended June 30, 2017, $251,000 of state net operating losses were generated.

As of June 30, 2017, the Company has a federal net operating loss carryover of $5.2 million which will expire between 2027 and 2033. There is no valuation allowance on this carryover. As of June 30, 2017, the Company has a state net operating loss carryover of $6.0 million which will expire between 2017 and 2033. There is no valuation allowance on this carryover.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

NOTE 11. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the three and six months ended June 30, 2017 and 2016:

	Three months ending June 30,		Six months ending June 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Information)
Basic:
Net income	$1,192	$1,336	$2,669	$2,860
Weighted average common shares outstanding	15,553,709	15,508,969	15,542,536	15,508,969
Less: average unallocated employee stock ownership plan shares	(67,067)	(71,857)	(67,067)	(71,857)
Less: average director’s deferred compensation shares	(19,338)	(19,247)	(20,926)	(20,921)
Less: average unvested restricted stock awards	(44,648)	–	(33,548)	–
Weighted average common shares outstanding, as adjusted	15,422,656	15,417,865	15,420,995	15,416,191
Basic earnings per common share	$0.08	$0.09	$0.17	$0.19

Diluted:
Net income	$1,192	$1,336	$2,669	$2,860
Weighted average common shares outstanding, as adjusted (from above)	15,422,656	15,417,865	15,420,995	15,416,191
Add: dilutive effects of assumed exercise of stock options and stock awards	–	–	–	–
Weighted average dilutive shares outstanding	15,422,656	15,417,865	15,420,995	15,416,191
Diluted earnings per common share	$0.08	$0.09	$0.17	$0.19

During the three and six months ended June 30, 2017 and 2016, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 12. STOCK-BASED COMPENSATION

2016 Omnibus Incentive Plan

The Company’s Board of Directors awarded 44,648 shares of restricted stock, with a grant date fair value of $7.78, under the 2016 Omnibus Incentive Plan (the 2016 Incentive Plan) on February 15, 2017. A summary of the status of the shares as of and for the six months ended June 30, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2017	–	$–
Granted	44,648	7.78
Vested	–	–
Forfeited	–	–
Non-vested as of June 30, 2017	44,648	7.78

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2017

(unaudited)

There was $314,000 of unrecognized compensation expense related to non-vested shares awarded under the 2016 Incentive Plan at June 30, 2017. The expense is expected to be recognized over a weighted-average period of 4.1 years.

NOTE 13. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of June 30, 2017 and December 31, 2016 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2017
Total capital (to risk weighted assets)	$96,064	12.94%	$74,250	10.00%
Common equity tier 1 capital (to risk weighted assets)	87,844	11.83%	48,262	6.50%
Tier 1 capital (to risk weighted assets)	87,844	11.83%	59,400	8.00%
Tier 1 capital (to adjusted total assets)	87,844	10.06%	43,640	5.00%

December 31, 2016
Total capital (to risk weighted assets)	$92,822	14.83%	$62,580	10.00%
Common equity tier 1 capital (to risk weighted assets)	84,984	13.58%	40,677	6.50%
Tier 1 capital (to risk weighted assets)	84,984	13.58%	50,064	8.00%
Tier 1 capital (to adjusted total assets)	84,984	9.44%	45,020	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of June 30, 2017 was well-capitalized.

Beginning on January 1, 2016, as a result of the commencement of the phase-in of amended regulatory risk-based capital rules, the Bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. The capital conservation buffer must consist solely of common equity tier 1 capital, but it applies to all three risk-weighted measurements (total risk based capital to risk-weighted assets ratio, common equity tier 1 capital to risk-weighted assets ratio, tier 1 capital to risk-weighted assets ratio) in addition to the minimum risk-weighted capital requirements. The capital conservation buffer required for 2016 was common equity equal to 0.625% of risk-weighted assets, the buffer required for 2017 is common equity equal to 1.25% of risk-weighted assets, and will increase by 0.625% per year until reaching 2.5% beginning January 1, 2019. The Bank’s actual capital conservation buffer was 4.94% as of June 30, 2017.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first six months of 2017. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 10-K.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

General

Total assets increased $5.1 million, or 0.6%, to $912.6 million at June 30, 2017, as compared to $907.5 million at December 31, 2016. The increase in assets was funded primarily by increases in non-maturing deposits of $84.0 million, and stockholders’ equity of $3.3 million, as discussed below, partially offset by a reduction of $56.3 million in Federal Home Loan Bank (FHLB) advances and a decrease in time deposits of $24.6 million. Net portfolio loans increased $75.1 million, while cash and cash equivalents decreased $25.7 million, investment securities decreased $24.5 million and other loans decreased $13.8 million. Total deposits increased $59.4 million, or 9.5%, to $687.8 million at June 30, 2017, from $628.4 million at December 31, 2016. Noninterest-bearing demand accounts increased $11.0 million, interest-bearing demand accounts increased by $16.1 million, savings and money market accounts increased $56.9 million, and time deposits decreased by $24.6 million during the six months ended June 30, 2017. Total borrowings decreased by $56.3 million to $132.4 million at June 30, 2017, from $188.7 million at December 31, 2016, due to the aforementioned decrease in FHLB advances during the first half of 2017, as the Company continues to focus on core deposit growth. Stockholders’ equity increased by $3.3 million to $90.3 million at June 30, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $2.7 million and other comprehensive income of $0.6 million for the six months ended June 30, 2017.

Following are the summarized comparative balance sheets as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,	Increase / (Decrease)
	2017	2016	Amount	%
	(Dollars in Thousands)

Assets:
Cash and cash equivalents	$34,186	$59,893	$(25,707)	(42.9)%
Investment securities	40,759	65,293	(24,534)	(37.6)%
Portfolio loans	722,590	647,407	75,183	11.6%
Allowance for portfolio loan losses	8,220	8,162	58	0.7%
Portfolio loans, net	714,370	639,245	75,125	11.8%
Other loans (held-for-sale and warehouse loans held-for-investment)	73,877	87,724	(13,847)	(15.8)%
Other assets	49,391	55,304	(5,913)	(10.7)%
Total assets	$912,583	$907,459	$5,124	0.6%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$70,673	$59,696	$10,977	18.4%
Interest-bearing demand	122,107	106,004	16,103	15.2%
Savings and money market	281,961	224,987	56,974	25.3%
Time	213,058	237,726	(24,668)	(10.4)%
Total deposits	687,799	628,413	59,386	9.5%
Federal Home Loan Bank advances	132,425	188,758	(56,333)	(29.8)%
Accrued expenses and other liabilities	2,076	3,270	(1,194)	(36.5)%
Total liabilities	822,300	820,441	1,859	0.2%
Total stockholders’ equity	90,283	87,018	3,265	3.8%
Total liabilities and stockholders’ equity	$912,583	$907,459	$5,124	0.6%

Cash and Cash Equivalents

Cash and cash equivalents decreased $25.7 million to $34.2 million at June 30, 2017 from $59.9 million at December 31, 2016. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans, fund other interest-earning assets, and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $24.5 million to $40.8 million at June 30, 2017, from $65.3 million at December 31, 2016, primarily due to the maturity of $75.0 million of short-term U.S. Treasury Bills and the sale of $5.0 million of corporate debt during the first half of 2017, partially offset by the purchase of $57.0 million of short-term U.S. Treasury Bills during the first half of 2017.

All of the $40.8 million and $65.3 million as of June 30, 2017 and December 31, 2016, respectively, of investment securities were classified as available-for-sale.

As of June 30, 2017, $28.6 million, or 70.3%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

As of June 30, 2017, no investment securities were pledged as collateral for the FHLB advances or any other borrowings.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of June 30, 2017 and December 31, 2016, excluding loans held-for-sale and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment):

	June 30, 2017	% of Total Portfolio Loans	December 31, 2016	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$285,220	39.9%	$276,193	43.1%
Multi-family	73,166	10.2%	70,452	11.0%
Commercial	184,192	25.7%	104,143	16.3%
Land	16,733	2.3%	17,218	2.7%
Total real estate loans	559,311	78.1%	468,006	73.1%
Real estate construction loans:
One- to four-family	15,206	2.1%	22,687	3.5%
Commercial	13,788	2.0%	14,432	2.3%
Acquisition and development	–	− %	–	− %
Total real estate construction loans	28,994	4.1%	37,119	5.8%
Other portfolio loans:
Home equity	36,280	5.0%	37,748	5.9%
Consumer	37,074	5.2%	39,232	6.1%
Commercial	54,207	7.6%	57,947	9.1%
Total other portfolio loans	127,561	17.8%	134,927	21.1%

Total portfolio loans	715,866	100.0%	640,052	100.0%
Allowance for portfolio loan losses	(8,220)		(8,162)
Net deferred portfolio loan costs	5,606		5,685
Premiums and discounts on purchased loans, net	1,118		1,670
Portfolio loans, net	$714,370		$639,245

Total portfolio loans increased $75.8 million, or 11.8%, to $715.9 million at June 30, 2017, as compared to $640.1 million at December 31, 2016, primarily due to originations of $71.9 million of commercial real estate loans and $10.7 million of multi-family loans, as well as the purchase of $18.3 million of portfolio loans, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the six months ended June 30, 2017. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loan growth was also partially offset by gross loan charge-offs of $0.5 million during the first half of 2017; however, the Company did not have any transfers to OREO of nonperforming loans during the first half of 2017.

All portfolio loans originated to small businesses, including Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), are included in the commercial category of either the Company’s real estate loans, real estate construction loans or other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the commercial category of the Company’s real estate construction loans or other portfolio loans, was $17.0 million and $10.7 million at June 30, 2017 and December 31, 2016, respectively. The Company plans to expand the SBA/USDA loans held-for-sale business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances regarding such growth.

The composition of the Bank’s portfolio loans is weighted toward one- to four-family residential mortgage loans. As of June 30, 2017, first mortgages (including residential construction loans) and home equity loans totaled $336.7 million, or 47.0% of total portfolio loans. Approximately $22.3 million, or 61.5%, of loans recorded as home equity loans and $322.8 million, or 95.9%, of loans collateralized by one- to four-family residential properties were in a first lien position as of June 30, 2017.

The composition of first mortgages and home equity loans by state as of June 30, 2017 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$214,675	$46,371	$24,174	$285,220
Home equity and lines of credit	19,467	15,914	899	36,280
One- to four-family construction loans	14,804	402	–	15,206
	$248,946	$62,687	$25,073	$336,706

Allowance for Portfolio Loan Losses

The allowance was $8.2 million, or 1.1% of total portfolio loans, at June 30, 2017, compared to $8.2 million, or 1.3% of total portfolio loans, at December 31, 2016.

The activity in the allowance for the six months ended June 30, 2017 and 2016 was as follows:

	June 30, 2017	June 30, 2016
	(Dollars in Thousands)

Balance at beginning of year	$8,162	$7,745

Charge-offs:
Real estate loans:
One- to four-family	(58)	(127)
Multi-family	–	–
Commercial	–	–
Land	–	–
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	(116)	(136)
Consumer	(226)	(337)
Commercial	(119)	–
Total charge-offs	(519)	(600)

Recoveries:
Real estate loans:
One- to four-family	117	353
Multi-family	–	–
Commercial	–	–
Land	3	22
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	11	11
Consumer	149	150
Commercial	6	–
Total recoveries	286	536

Net charge-offs	(233)	(64)
Provision for portfolio loan losses	291	349
Balance at end of period	$8,220	$8,030

Net charge-offs to average outstanding portfolio loans	0.07%	0.02%

The increase in net charge-offs during the six months ended June 30, 2017 compared to the same period in 2016, were primarily the result of decreased recoveries related to one- to four-family residential mortgage loans, as well as the charge-off of one commercial loan.

Below is a comparative composition of nonperforming assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$988	$1,533
Multi-family	–	–
Commercial	2,239	2,276
Land	5,510	5,548
Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Other portfolio loans:
Home equity	318	58
Consumer	138	237
Commercial	637	502
Total nonperforming loans	9,830	10,154
Other real estate owned	242	2,886
Total nonperforming assets	$10,072	$13,040

Nonperforming loans to total portfolio loans	1.4%	1.6%
Nonperforming assets to total assets	1.1%	1.4%

Nonperforming loans were $9.8 million, or 1.4% of total portfolio loans, at June 30, 2017, as compared to $10.1 million, or 1.6% of total portfolio loans, at December 31, 2016. The decrease in nonperforming loans was primarily due to nonperforming one- to four-family residential mortgages being reclassified to performing, as well as principal reductions and loan pay-offs of other existing nonperforming loans, partially offset by certain home equity loans and small business loans (included in commercial other portfolio loans) being classified as nonperforming.

During the past few years, and continuing into the first half of 2017, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of June 30, 2017 and December 31, 2016, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $0.2 million at June 30, 2017, down $2.7 million from $2.9 million at December 31, 2016, as the Company disposed of a $2.6 million foreclosed property, which resulted in a $0.2 million loss, and had writedowns of OREO of $0.1 million.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$–	$–	$611	$218
Nonperforming (1)	9,830	632	10,154	260
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	1,487	7	308	2
Performing troubled debt restructurings – residential	23,756	2,270	26,229	2,231
Total impaired loans	$35,073	$2,909	$37,302	$2,711

(1)	Balances include nonperforming TDRs of $7.9 million as of June 30, 2017 and nonperforming TDRs of $8.2 million as of December 31, 2016. There were $0.2 million of specific reserves for these nonperforming TDRs as of both June 30, 2017 and December 31, 2016.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $33.1 million as of June 30, 2017, as compared to $34.8 million at December 31, 2016. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At June 30, 2017, approximately $15.9 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Other loans:
Held-for-sale	$6,528	$7,147
Warehouse loans held-for-investment	67,349	80,577
Total other loans	$73,877	$87,724

Other loans decreased $13.8 million, or 15.8%, to $73.9 million at June 30, 2017, as compared to $87.7 million at December 31, 2016, primarily due to a decrease in both originations of mortgage loans held-for-sale and warehouse loans held-for-investment. The decrease in mortgage loans held-for-sale and warehouse loans held-for-investment was primarily due to the generally slowing pace of mortgage refinancing nationwide, as well as the seasonality of mortgage lending, which tends to negatively affect the first half of each year. The aforementioned impact on mortgage loans held-for-sale was partially offset by our overall balance sheet strategy, which continues to emphasize originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio.

The Company internally originated $22.1 million and sold $32.1 million of mortgage loans held-for-sale during the six months ended June 30, 2017. The Company internally originated $36.0 million and sold $29.9 million of mortgage loans held-for-sale during the six months ended June 30, 2016. The gain recorded on sales of mortgage loans held-for-sale during the first half of 2017 and 2016 was $1.1 million and $0.5 million, respectively. During the six months ended June 30, 2017, the Company internally originated $8.4 million and sold $8.0 million of SBA/USDA loans held-for-sale, compared to originations of $4.7 million and sold of $7.0 million during the six months ended June 30, 2016. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during both the first half of 2017 and 2016 was $0.8 million. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $557.2 million and $570.4 million, respectively, for the six months ended June 30, 2017, as compared to originations and sales of $680.6 million and $633.8 million, respectively, for the six months ended June 30, 2016. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.9 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the weighted average number of days outstanding of warehouse loans held-for-investment was 10 days. Despite the decrease in production through the first half of 2017, and due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

As of June 30, 2017 and December 31, 2016, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of both June 30, 2017 and December 31, 2016.

The future realization of the Company’s net operating loss carryovers is currently limited to $325,000 per year.

Deposits

Total deposits were $687.8 million at June 30, 2017, an increase of $59.4 million from $628.4 million at December 31, 2016. The increase was comprised of an increase of $84.0 million in non-maturing deposits, partially offset by a decrease of $24.6 million in time deposits.

Non-maturing deposits increased to $474.7 million at June 30, 2017, due to an $11.0 million increase in noninterest-bearing demand deposits, a $16.1 million increase in interest-bearing demand deposits and a $56.9 million increase in savings and money market deposits. The increase in non-maturing deposits was due to our continued strategy to grow core deposits, which includes a focus on the development of commercial relationships. Time deposits decreased to $213.1 million as of June 30, 2017, due to a decrease of $30.0 million in brokered deposits, a decrease of $2.5 million in non-brokered Internet certificates of deposit and a decrease of $2.4 million in our standard certificates of deposit, partially offset by an increase of $10.3 million in deposits related to a retail certificates of deposit promotion.

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

Federal Home Loan Bank Advances

As of June 30, 2017 and December 31, 2016, advances from the FHLB were as follows:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)

Maturity on January 30, 2017, fixed rate at 0.61%	$–	$50,000
Maturity on June 20, 2017, fixed rate 0.73%	–	833
Maturity on June 20, 2017, fixed rate 0.91%	–	10,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	2,000	2,500
Maturity on May 18, 2020, fixed rate at 1.56%	40,000	–
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.32% as of June 30, 2017 and at 0.80% as of December 31, 2016	30,000	65,000
Total	$132,425	$188,758

The FHLB advances had a weighted-average maturity of 30 months and a weighted-average rate of 1.87% at June 30, 2017. The Company had $377.4 million in portfolio loans posted as collateral for these advances as of June 30, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $145.0 million at June 30, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with portfolio loans and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of June 30, 2017, fair value exceeded the book value of the individual advances by $1.0 million, which was collateralized by portfolio loans (included in the $377.4 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $36.8 million as of June 30, 2017.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $3.3 million to $90.3 million at June 30, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $2.7 million and other comprehensive income of $0.6 million for the six months ended June 30, 2017. The other comprehensive income during the first half of 2017, which reduced the Company’s accumulated other comprehensive loss as of June 30, 2017, was primarily due to a positive change in the fair value of investment securities as interest rates decreased during the first six months of 2017.

The Company’s equity to assets ratio increased to 9.9% at June 30, 2017, compared with 9.6% at December 31, 2016. As of June 30, 2017, the Bank’s total risk based capital to risk-weighted assets ratio was 12.94%, common equity tier 1 capital to risk-weighted assets ratio was 11.83%, tier 1 capital to risk-weighted assets ratio was 11.83% and tier 1 capital to adjusted assets ratio was 10.06%. These ratios as of December 31, 2016 were 14.83%, 13.58%, 13.58% and 9.44%, respectively. The decrease in risk-weighted capital ratios as of June 30, 2017, compared with those as of December 31, 2016, was primarily due to an increase in risk-weighted assets, due to growth in portfolio loans and a decrease in cash and cash equivalents and investment securities, as well as an increase in the risk weighting of certain portfolio loan categories, partially offset by an increase in capital. The Bank’s capital classification under PCA defined levels as of June 30, 2017 was well-capitalized.

The Company continues to monitor strategies to preserve capital to support our expected growth, including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

General

Net income for the three months ended June 30, 2017 and 2016 was $1.2 million and $1.3 million, respectively. The Company’s annualized return on average total assets ratio and return on average stockholders’ equity ratio were 0.55% and 5.28%, respectively, for the three months ended June 30, 2017, compared with 0.60% and 6.36%, respectively, for the three months ended June 30, 2016. Net income for the three months ended June 30, 2017, decreased $0.1 million as compared to net income in the same period in 2016, primarily due to a decrease in noninterest income of $0.6 million, partially offset by an increase in net interest income of $0.3 million, a decrease in noninterest expense of $0.1 million and a decrease in income tax expense of $0.1 million. Provision expense was virtually unchanged in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Net interest income increased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income decreased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to lower gains on the sale of loans held-for-sale associated with the volatility in USDA lending and the related gains on the sale of USDA loans and lower gains on the sale of portfolio loans, partially offset by higher gains on the sale of investment securities. Noninterest expense decreased nominally during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended June 30, 2017 and 2016. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$754,805	$8,028	4.25%	$725,679	$7,938	4.38%
Investment securities (2)	49,188	289	2.35%	80,259	417	2.08%
Other interest-earning assets (3)	29,752	104	1.39%	30,479	151	1.99%
Total interest-earning assets	833,745	8,421	4.04%	836,417	8,506	4.07%
Noninterest-earning assets	40,656			56,855
Total assets	$874,401			$893,272

Interest-bearing liabilities:
Interest-bearing demand accounts	$125,177	$161	0.51%	$103,082	$112	0.44%
Savings deposits	60,175	18	0.12%	58,417	15	0.10%
Money market accounts	201,093	445	0.88%	119,986	187	0.62%
Time deposits	221,259	637	1.15%	222,201	533	0.96%
Securities sold under agreements to repurchase	–	–	− %	–	–	− %
Federal Home Loan Bank advances	106,220	509	1.92%	249,405	1,254	2.01%
Other borrowings	–	–	− %	165	1	1.62%
Total interest-bearing liabilities	713,924	1,770	0.99%	753,256	2,102	1.12%
Noninterest-bearing liabilities	70,241			55,950
Total liabilities	784,165			809,206
Total stockholders’ equity	90,236			84,066
Total liabilities and stockholders’ equity	$874,401			$893,272

Net interest income		$6,651			$6,404
Net interest spread			3.05%			2.95%
Net interest-earning assets	$119,821			$83,161
Net interest margin (4)			3.19%			3.06%
Average interest-earning assets to average interest-bearing liabilities		116.78%			111.04%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$313	$(223)	$90
Investment securities	(177)	49	(128)
Other interest-earning assets	(4)	(43)	(47)
Total interest-earning assets	132	(217)	(85)

Interest-bearing liabilities:
Interest-bearing demand accounts	26	23	49
Savings deposits	–	3	3
Money market accounts	159	99	258
Time deposits	(2)	106	104
Securities sold under agreements to repurchase	–	–	–
Federal Home Loan Bank advances	(689)	(56)	(745)
Other borrowings	(1)	-	(1)
Total interest-bearing liabilities	(507)	175	(332)

Net interest income	$639	$(392)	$247

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and the decrease in wholesale borrowings, partially offset by the decrease in investment securities, have been the primary contributors to the increase in net interest income in the second quarter of 2017. Decreased loan yields and increased deposit costs, partially offset by lower borrowing costs resulted in the unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income decreased $0.1 million to $8.4 million for the three months ended June 30, 2017, as compared to $8.5 million for the three months ended June 30, 2016, due to the decrease in loan yields on portfolio loans and lower balances in investment securities, partially offset by higher balances in portfolio loans and higher interest rates on investment securities. Interest income on loans increased to $8.0 million for the three months ended June 30, 2017 from $7.9 million for the three months ended June 30, 2016. This increase was due to an increase in the average balance of loans, which increased $29.1 million to $754.8 million for the three months ended June 30, 2017 from $725.7 million for the three months ended June 30, 2016, offset by a decrease in average yield on loans of 13 basis points to 4.25% for the three months ended June 30, 2017. This decrease in average yield on loans is due to a strategic shift to more adjustable rate loans, in order to take advantage of, as well as limit the negative impact of, a potential rising rate environment.

The average balance of loans increased due to an increase in the average balance of portfolio loans, partially offset by a decrease in the average balance of loans held-for-sale and warehouse loans held-for-investment. Despite the increase in originations and purchases of portfolio loans during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, interest income decreased slightly, due to the decrease in yields on such loans. Additionally, fee income was approximately the same during the second quarter of 2017, as compared to the second quarter of 2016. Originations of loans held-for-sale increased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, resulting in a increase in interest income from such loans. Originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment both decreased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, resulting in a slight decrease in interest income and fee income. The decrease in originations of warehouse loans held-for-investment is due to a decrease in home purchase and refinance volume, which resulted in decreased volume with our counterparties.

Interest income earned on investment securities decreased $0.1 million to $0.3 million for the three months ended June 30, 2017 from $0.4 million for the three months ended June 30, 2016. This decrease was primarily due to a decrease in the average balance of investment securities of $31.1 million to $49.2 million during the three months ended June 30, 2017, partially offset by higher interest rates on investment securities during the same period.

Interest Expense

Interest expense declined by $0.3 million to $1.8 million for three months ended June 30, 2017 from $2.1 million for the three months ended June 30, 2016, due to the decrease in interest expense on FHLB advances, partially offset by increased interest expenses on deposits. The increase in interest expense on deposits in the second quarter of 2017, as compared to the second quarter of 2016, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 14 basis points to 0.75% for the three months ended June 30, 2017, as compared to 0.61% for the three months ended June 30, 2016. The decrease in interest expense on FHLB advances for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was due to a decrease in the average balance of FHLB advances, as well as lower average rates paid on such advances, resulting from the Bank’s aggressive strategies to manage interest rates.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.91% for the three months ended June 30, 2017, down from 1.04% for the three months ended June 30, 2016, primarily due to the lower average balances and interest rates related to FHLB advances and increased noninterest-bearing deposits, partially offset by an increase in the average rates paid on interest-bearing deposits and the average balance in such deposits.

Net Interest Income

Net interest income increased $0.3 million to $6.7 million for the three months ended June 30, 2017, from $6.4 million for the three months ended June 30, 2016, due to the increase in portfolio loans, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 10 basis points to 3.05% for the three months ended June 30, 2017, as compared to 2.95% for the three months ended June 30, 2016. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 13 basis point to 3.19% for the three months ended June 30, 2017, as compared to 3.06% for the three months ended June 30, 2016. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, the positive impact on interest income from higher interest rates on investment securities, and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, the negative impact on interest income from lower balances in investment securities, and the negative impact on interest expense from higher average rates paid on deposits and an increase in the average balance in such deposits.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million during each of the three months ended June 30, 2017 and 2016. The low level of provision expense during each of the three months ended June 30, 2017 and 2016, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had net charge-offs of $0.2 million during the three months ended June 30, 2017, representing 0.14% of average portfolio loans, while net recoveries were $0.1 million for the three months ended June 30, 2016, representing 0.03% of average portfolio loans.

Noninterest Income

The components of noninterest income for the three months ended June 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$454	$563	$(109)	(19.4)%
Gain on sale of securities available-for-sale	400	–	400	n/a
Gain on sale of portfolio loans	–	218	(218)	(100.0)%
Gain on sale of loans held-for-sale	391	949	(558)	(58.8)%
Bank owned life insurance earnings	118	115	3	2.6%
Interchange fees	339	349	(10)	(2.9)%
Other	217	355	(138)	(38.9)%
	$1,919	$2,549	$(630)	(24.7)%

Noninterest income for the three months ended June 30, 2017 decreased $0.6 million to $1.9 million, as compared to $2.5 million for the three months ended June 30, 2016. The decrease in noninterest income during the second quarter of 2017, as compared with the same period in 2016, was primarily due to lower gains on the sale of loans held-for-sale associated with the volatility in USDA lending and the related gains on the sale of USDA loans, lower gains on the sale of portfolio loans and the gain on the sale of a branch in 2016 (included in Other in the table above), partially offset by higher gains on the sale of investment securities.

For the three months ended June 30, 2017, gains on sales of mortgage loans held-for-sale was $474,000, deferred fees on mortgage loans held-for-sale was $121,000, gains on sales of SBA/USDA loans held-for-sale was $58,000 and net losses recognized for the servicing of SBA/USDA loans held-for-sale was $20,000. By comparison, for the three months ended June 30, 2016, gains on sales of mortgage loans held-for-sale was $406,000, deferred fees on mortgage loans held-for-sale was $66,000, gains on sales of SBA/USDA loans held-for-sale was $561,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $48,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the three months ended June 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,527	$3,512	$15	0.4%
Occupancy and equipment	548	603	(55)	(9.1)%
Federal Deposit Insurance Corporation insurance premiums	121	166	(45)	(27.1)%
Foreclosed assets, net	219	254	(35)	(13.8)%
Data processing	582	513	69	13.5%
Outside professional services	562	539	23	4.3%
Collection expense and repossessed asset losses	95	117	(22)	(18.8)%
Other	842	926	(84)	(9.1)%
	$6,496	$6,630	$(134)	(2.0)%

Noninterest expense decreased $0.1 million to $6.5 million for the three months ended June 30, 2017, from $6.6 million for the three months ended June 30, 2016.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $0.7 million and $0.8 million in income tax expense for the three months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate was 36.7% and 37.1% for the second quarter of 2017 and 2016, respectively. This decrease was primarily due to decreased pretax earnings during the three months ended June 30, 2017, as compared with the same period in 2016, while permanent differences remained stable. The future realization of the Company’s net operating loss carryovers is currently limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

General

Net income for the six months ended June 30, 2017 and 2016 was $2.7 million and $2.9 million, respectively. The Company’s annualized return on average total assets ratio and return on average stockholders’ equity ratio were 0.62% and 5.98%, respectively, for the six months ended June 30, 2017, compared with 0.65% and 6.86 respectively, for the six months ended June 30, 2016. Net income for the six months ended June 30, 2017, decreased $0.2 million as compared to net income in the same period in 2016, primarily due to a decrease in noninterest income of $0.6 million and an increase in noninterest expense of $0.3 million, partially offset by an increase in net interest income of $0.5 million and a decrease in income tax expense of $0.2 million. Provision expense was virtually unchanged in the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.

Net interest income increased during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income decreased during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to lower gains on the sale of investment securities, lower gains on the sale of portfolio loans and reduced service charges and fees, partially offset by higher gains on the sale of loans held-for-sale. Noninterest expense increased during the six months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to increased data processing expenses, as well as increased interchange expense and other miscellaneous operating expenses.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the six months ended June 30, 2017 and 2016. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$728,122	$15,497	4.26%	$698,985	$15,438	4.42%
Investment securities (2)	47,859	571	2.38%	91,774	943	2.06%
Other interest-earning assets (3)	39,298	241	1.23%	34,182	321	1.88%
Total interest-earning assets	815,279	16,309	4.00%	824,941	16,702	4.05%
Noninterest-earning assets	41,880			51,817
Total assets	$857,159			$876,758

Interest-bearing liabilities:
Interest-bearing demand accounts	$120,491	$295	0.49%	$103,766	$226	0.44%
Savings deposits	59,367	35	0.12%	59,092	29	0.10%
Money market accounts	188,930	787	0.83%	115,781	343	0.59%
Time deposits	229,253	1,232	1.08%	225,255	1,046	0.93%
Securities sold under agreements to repurchase	–	–	− %	165	1	1.55%
Federal Home Loan Bank advances	101,521	937	1.85%	234,811	2,562	2.18%
Other borrowings (4)	1	–	1.26%	82	1	1.62%
Total interest-bearing liabilities	699,563	3,286	0.94%	738,952	4,208	1.14%
Noninterest-bearing liabilities	68,375			54,474
Total liabilities	767,938			793,426
Total stockholders’ equity	89,221			83,332
Total liabilities and stockholders’ equity	$857,159			$876,758

Net interest income		$13,023			$12,494
Net interest spread			3.06%			2.91%
Net interest-earning assets	$115,716			$85,989
Net interest margin (5)			3.19%			3.03%
Average interest-earning assets to average interest-bearing liabilities		116.54%			111.64%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.

(4)	Interest expense on other borrowings during the six months ended June 30, 2017, was less than $100.
(5)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$631	$(572)	$59
Investment securities	(505)	133	(372)
Other interest-earning assets	43	(123)	(80)
Total interest-earning assets	169	(562)	(393)

Interest-bearing liabilities:
Interest-bearing demand accounts	39	30	69
Savings deposits	–	6	6
Money market accounts	270	174	444
Time deposits	19	167	186
Securities sold under agreements to repurchase	(1)	–	(1)
Federal Home Loan Bank advances	(1,278)	(347)	(1,625)
Other borrowings	(1)	–	(1)
Total interest-bearing liabilities	(952)	30	(922)

Net interest income	$1,121	$(592)	$529

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and the decrease in wholesale borrowings, partially offset by the decrease in investment securities, have been the primary contributors to the increase in net interest income in the first half of 2017. Decreased loan yields and increased deposit costs, partially offset by lower borrowing costs resulted in the unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income decreased $0.4 million to $16.3 million for the six months ended June 30, 2017, as compared to $16.7 million for the six months ended June 30, 2016, due to the decrease in loan yields on portfolio loans and lower balances in investment securities, partially offset by higher balances in portfolio loans and higher interest rates on investment securities. Interest income on loans increased to $15.5 million for the six months ended June 30, 2017 from $15.4 million for the six months ended June 30, 2016. This increase was due to an increase in the average balance of loans, which increased $29.1 million to $728.1 million for the six months ended June 30, 2017 from $699.0 million for the six months ended June 30, 2016, offset by a decrease in average yield on loans of 16 basis points to 4.26% for the six months ended June 30, 2017. This decrease in average yield on loans is due to a strategic shift to more adjustable rate loans, in order to take advantage of, as well as limit the negative impact of, a potential rising rate environment.

The average balance of loans increased due to an increase in the average balance of portfolio loans, partially offset by a decrease in the average balance of loans held-for-sale and warehouse loans held-for-investment. Despite the increase in originations and purchases of portfolio loans during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, interest income decreased slightly, due to the decrease in yields on such loans. Additionally, fee income was approximately the same during the first half of 2017, as compared to the first half of 2016. Originations of loans held-for-sale increased during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, resulting in a increase in interest income from such loans. Originations of warehouse loans held-for-investment and the weighted average number of days outstanding for warehouse loans held-for-investment both decreased during the six months ended June 30, 2017, as compared to the three months ended June 30, 2016, resulting in a slight decrease in interest income and fee income. The decrease in originations of warehouse loans held-for-investment is due to a decrease in home purchase and refinance volume, which resulted in decreased volume with our counterparties.

Interest income earned on investment securities decreased $0.4 million to $0.6 million for the six months ended June 30, 2017 from $1.0 million for the six months ended June 30, 2016. This decrease was primarily due to a decrease in the average balance of investment securities of $43.9 million to $47.9 million during the six months ended June 30, 2017, partially offset by higher interest rates on investment securities during the same period.

Interest Expense

Interest expense declined by $0.9 million to $3.3 million for six months ended June 30, 2017 from $4.2 million for the six months ended June 30, 2016, due to the decrease in interest expense on FHLB advances, partially offset by increased interest expenses on deposits. The increase in interest expense on deposits in the first half of 2017, as compared to the first half of 2016, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 13 basis points to 0.72% for the six months ended June 30, 2017, as compared to 0.59% for the six months ended June 30, 2016. The decrease in interest expense on FHLB advances for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was due to a decrease in the average balance of FHLB advances, as well as lower average rates paid on such advances, resulting from the Bank’s aggressive strategies to manage interest rates.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.87% for the six months ended June 30, 2017, down from 1.06% for the six months ended June 30, 2016, primarily due to the lower average balances and interest rates related to FHLB advances and increased noninterest-bearing deposits, partially offset by an increase in the average rates paid on interest-bearing deposits and the average balance in such deposits.

Net Interest Income

Net interest income increased $0.5 million to $13.0 million for the six months ended June 30, 2017, from $12.5 million for the six months ended June 30, 2016, due to the increase in portfolio loans, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 15 basis points to 3.06% for the six months ended June 30, 2017, as compared to 2.91% for the six months ended June 30, 2016. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 16 basis point to 3.19% for the six months ended June 30, 2017, as compared to 3.03% for the six months ended June 30, 2016. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, the positive impact on interest income from higher interest rates on investment securities, and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, the negative impact on interest income from lower balances in investment securities, and the negative impact on interest expense from higher average rates paid on deposits and an increase in the average balance in such deposits.

Provision for Portfolio Loan Losses

Provision expense was $0.3 million during each of the six months ended June 30, 2017 and 2016. The low level of provision expense during each of the six months ended June 30, 2017 and 2016, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had net charge-offs of $0.2 million during the six months ended June 30, 2017, representing 0.07% of average portfolio loans, while net charge-offs were $0.1 million for the six months ended June 30, 2016, representing 0.02% of average portfolio loans.

Noninterest Income

The components of noninterest income for the six months ended June 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$888	$1,196	$(308)	(25.8)%
Gain on sale of securities available-for-sale	400	828	(428)	(51.7)%
Gain on sale of portfolio loans	–	218	(218)	(100.0)%
Gain on sale of loans held-for-sale	1,933	1,363	570	41.8%
Bank owned life insurance earnings	235	232	3	1.3%
Interchange fees	668	707	(39)	(5.5)%
Other	356	566	(210)	(37.1)%
	$4,480	$5,110	$(630)	(12.3)%

Noninterest income for the six months ended June 30, 2017 decreased $0.6 million to $4.5 million, as compared to $5.1 million for the six months ended June 30, 2016. The decrease in noninterest income during the first half of 2017, as compared with the same period in 2016, was primarily due to lower gains on the sale of investment securities, lower gains on the sale of portfolio loans, reduced service charges and fees and the gain on the sale of a branch in 2016 (included in Other in the table above), partially offset by higher gains on the sale of loans held-for-sale.

For the six months ended June 30, 2017, gains on sales of mortgage loans held-for-sale was $1,338,000 (including a gain of $585,000 on the sale of a group of TDRs that were transferred into held-for-sale during 2016), deferred fees on mortgage loans held-for-sale was $188,000, gains on sales of SBA/USDA loans held-for-sale was $492,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $291,000. By comparison, for the six months ended June 30, 2016, gains on sales of mortgage loans held-for-sale was $672,000, deferred fees on mortgage loans held-for-sale was $143,000, gains on sales of SBA/USDA loans held-for-sale was $721,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $112,000.

The Company expects gains on sales of loans held-for-sale to contribute significantly towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the six months ended June 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$7,014	$6,970	$44	0.6%
Occupancy and equipment	1,103	1,205	(102)	(8.5)%
Federal Deposit Insurance Corporation insurance premiums	256	338	(82)	(24.3)%
Foreclosed assets, net	299	254	45	17.7%
Data processing	1,193	969	224	23.1%
Outside professional services	1,099	1,010	89	8.8%
Collection expense and repossessed asset losses	234	262	(28)	(10.7)%
Other	1,848	1,700	148	8.7%
	$13,046	$12,708	$338	2.7%

Noninterest expense increased $0.3 million to $13.0 million for the six months ended June 30, 2017, from $12.7 million for the six months ended June 30, 2016. The increase in noninterest expense during the first half of 2017, as compared with the same period in 2016, primarily reflected increased data processing expenses associated with ongoing efforts to improve the Company's IT infrastructure, as well as increased interchange expense and other miscellaneous operating expenses.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $1.5 million and $1.7 million in income tax expense for the six months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate was 35.9% and 37.1% for the first half of 2017 and 2016, respectively. This decrease was primarily due to decreased pretax earnings during the six months ended June 30, 2017, as compared with the same period in 2016, as well as the expiration of temporary differences during 2016, which led to an elevated effective tax rate in the first half of 2016. The future realization of the Company’s net operating loss carryovers is currently limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 10 days during the six months ended June 30, 2017 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances. The Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source, due to the low interest rate environment on alternative investment options. Management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2017.

As of June 30, 2017, the Bank had additional borrowing capacity of $145.0 million with the FHLB. The Bank’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of June 30, 2017, included the ability to borrow up to approximately $25.7 million under the Primary Credit program, based solely on the current amount of loans the Bank has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of June 30, 2017, the Bank had liquidity sources through a $10.0 million line of credit for repurchase and reverse repurchase transactions, as well as one $20.0 million, one $17.0 million, one $10.0 million, and three $5.0 million lines of credit, all with private financial institutions. As of June 30, 2017, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. Unpledged investment securities were approximately $36.8 million as of June 30, 2017.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of June 30, 2017, the Bank had brokered deposits of $82.6 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of June 30, 2017, the Bank had deposits from this service of $6.7 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long-term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at June 30, 2017, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

For the first six months of 2017, cash and cash equivalents decreased $25.7 million to $34.2 million as of June 30, 2017, as compared to $59.9 million as of December 31, 2016, due to the continued deployment of funds, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first six months of 2017, cash used in investing activities of $43.4 million exceeded cash provided by operating activities of $14.7 million and financing activities of $3.0 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $570.4 million, proceeds from FHLB advances of $295.2 million, net increases in deposits of $59.4 million, proceeds from sales of loans held-for-sale of $43.8 million, proceeds from the maturities and payments of investment securities of $77.5 million and proceeds from the redemption of FHLB stock of $13.8 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $557.2 million, the repayment of FHLB advances of $351.5 million, net increases in portfolio loans of $68.6 million (excluding the purchase of such loans), the purchase of investment securities of $57.1 million, originations of loans held-for-sale of $30.4 million, the purchase of portfolio loans of $18.3 million and the purchase of FHLB stock of $11.4 million.

For the first six months of 2016, cash used in investing activities of $72.6 million exceeded cash provided by financing activities of $70.7 million and operating activities of $1.8 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $633.8 million, proceeds from FHLB advances of $604.5 million, proceeds from the sale of investment securities of $41.9 million, proceeds from sales of loans held-for-sale of $38.3 million, net increases in deposits of $28.1 million and proceeds from the sale of portfolio loans of $10.4 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $680.6 million, the repayment of FHLB advances of $551.8 million, net increases in portfolio loans of $57.1 million (excluding the purchase of such loans), originations of loans held-for-sale of $40.7 million, the net cash paid related to the sale of a branch of 13.3 million and the repayment of repurchase agreements of $10.0 million.

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

The Bank’s estimated exposure to interest rate risk as of June 30, 2017 and December 31, 2016 is as follows:

				Net Present Value as a Percentage of Present Value of Assets (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
As of June 30, 2017:
+300	$104,380	$(11,928)	(10.3)%	12.23%	(51)	$26,613	$(719)	(2.6)%
+200	109,788	(6,520)	(5.6)%	12.57%	(18)	26,888	(444)	(1.6)%
+100	114,102	(2,206)	(1.9)%	12.77%	3	27,142	(190)	(0.7)%
0	116,308	–	–	12.74%	–	27,332	–	–
-100	111,548	(4,760)	(4.1)%	12.00%	(75)	26,491	(841)	(3.1)%

As of December 31, 2016:
+300	$87,247	$(24,235)	(21.7)%	10.36%	(192)	$24,754	$(1,454)	(5.5)%
+200	97,614	(13,868)	(12.4)%	11.28%	(100)	25,271	(937)	(3.6)%
+100	105,848	(5,634)	(5.1)%	11.92%	(36)	25,768	(440)	(1.7)%
0	111,482	–	–	12.28%	–	26,208	–	–
-100	108,611	(2,871)	(2.6)%	11.75%	(53)	26,435	227	0.9%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	Present Value of Assets (PVA) represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s liabilities re-price faster than its assets, therefore, as interest rates rise, net interest income would decrease at a greater rate than if interest rates decline. Additionally, in an upward rate environment, net present value of the Company’s cash flows would decline, and the level of such decline would tend to exceed the level of decline in a downward rate environment. This tendency is due to several factors including, but not limited to, the percentage of fixed rate residential and commercial loans, the retail and wholesale funding mix, and extension risk in the assets. Overall, the Company’s sensitivity remains moderately liability sensitive with modest margin compression expected in a rising interest rate environment; however, the Company’s sensitivity continues to move towards a more neutral position due to an increase in adjustable rate loans and core deposits, as well as longer intial term on wholesale funding borrowings. Net interest income improved due to increased earning assets coupled with growth in noninterest-bearing deposits and a decrease in wholesale funding balances.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended June 30, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended June 30, 2017, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: August 9, 2017	By:	/s/ John K. Stephens, Jr._ .
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Tracy L. Keegan _ .
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

