Form 10-Q
period 2017-09-30
Atlantic Coast Financial CORP
filed 2017-11-09
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒.

The number of shares outstanding of the registrant’s common stock as of November 1, 2017 was 15,553,709 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Cash and due from financial institutions	$4,091	$3,744
Short-term interest-earning deposits	38,143	56,149
Total cash and cash equivalents	42,234	59,893
Securities available-for-sale	39,113	65,293
Portfolio loans, net of allowance of $8,405 in 2017 and $8,162 in 2016	745,260	639,245
Other loans:
Held-for-sale	5,025	7,147
Warehouse loans held-for-investment	40,262	80,577
Total other loans	45,287	87,724
Federal Home Loan Bank stock, at cost	7,228	8,792
Land, premises and equipment, net	14,360	14,945
Bank owned life insurance	17,887	17,535
Other real estate owned	188	2,886
Accrued interest receivable	2,034	1,979
Deferred tax assets, net	5,836	6,752
Other assets	2,508	2,415
Total assets	$921,935	$907,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$70,029	$59,696
Interest-bearing demand	89,503	106,004
Savings and money market	294,804	224,987
Time	222,080	237,726
Total deposits	676,416	628,413
Federal Home Loan Bank advances	150,842	188,758
Accrued expenses and other liabilities	3,283	3,270
Total liabilities	830,541	820,441

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,553,709 issued and outstanding at September 30, 2017 and 15,509,061 issued and outstanding at December 31, 2016	156	155
Additional paid-in capital	100,423	100,361
Common stock held by:
Employee stock ownership plan shares of 63,474 at September 30, 2017 and 67,067 at December 31, 2016	(1,379)	(1,457)
Benefit plans	(105)	(99)
Retained deficit	(6,532)	(10,316)
Accumulated other comprehensive loss	(1,169)	(1,626)
Total stockholders’ equity	91,394	87,018
Total liabilities and stockholders’ equity	$921,935	$907,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$8,364	$7,961	$23,861	$23,399
Securities and interest-earning deposits in other financial institutions	347	521	1,159	1,785
Total interest and dividend income	8,711	8,482	25,020	25,184
Interest expense:
Deposits	1,363	962	3,712	2,606
Securities sold under agreements to repurchase	-	-	-	1
Federal Home Loan Bank advances	595	658	1,532	3,220
Other borrowings	-	-	-	1
Total interest expense	1,958	1,620	5,244	5,828
Net interest income	6,753	6,862	19,776	19,356
Provision for portfolio loan losses	167	220	458	569
Net interest income after provision for portfolio loan losses	6,586	6,642	19,318	18,787

Noninterest income:
Service charges and fees	452	592	1,340	1,788
Gain on sale of securities available-for-sale	9	493	409	1,321
Gain on sale of loans held-for-sale	186	235	2,119	1,598
Gain on sale of portfolio loans	-	9	-	227
Bank owned life insurance earnings	117	117	352	349
Interchange fees	315	326	983	1,033
Other	156	425	512	991
Total noninterest income	1,235	2,197	5,715	7,307

Noninterest expense:
Compensation and benefits	3,544	3,562	10,558	10,532
Occupancy and equipment	642	658	1,745	1,863
Federal Deposit Insurance Corporation insurance premiums	34	135	290	473
Foreclosed assets, net	(6)	-	293	254
Data processing	581	587	1,774	1,556
Outside professional services	458	487	1,557	1,497
Collection expense and repossessed asset losses	82	101	316	363
Other	810	836	2,658	2,536
Total noninterest expense	6,145	6,366	19,191	19,074

Income before income tax expense	1,676	2,473	5,842	7,020
Income tax expense	561	917	2,058	2,604
Net income	$1,115	$1,556	$3,784	$4,416

Earnings per common share:
Basic	$0.07	$0.10	$0.25	$0.29
Diluted	$0.07	$0.10	$0.25	$0.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$1,115	$1,556	$3,784	$4,416

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(174)	681	1,368	3,213
Less reclassification adjustments for gains recognized in income	(9)	(493)	(409)	(1,321)
Net unrealized gains (losses)	(183)	188	959	1,892
Income tax effect	65	(71)	(502)	(962)
Net of tax effect	(118)	117	457	930

Total other comprehensive income (loss)	(118)	117	457	930

Comprehensive income	$997	$1,673	$4,241	$5,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
For the nine months ended September 30, 2017:

Balance at December 31, 2016	15,509,061	$155	$100,361	$(1,457)	$(99)	$(10,316)	$(1,626)	$87,018
Employee stock ownership plan shares earned, 3,593 shares	-	-	(50)	78	-	-	-	28
Restricted stock awards	44,648	1	-	-	-	-	-	1
Restricted stock expense	-	-	103	-	-	-	-	103
Distribution from Rabbi Trust	-	-	9	-	(6)	-	-	3
Net income	-	-	-	-	-	3,784	-	3,784
Other comprehensive income	-	-	-	-	-	-	457	457
Balance at September 30, 2017	15,553,709	$156	$100,423	$(1,379)	$(105)	$(6,532)	$(1,169)	$91,394

For the nine months ended September 30, 2016:

Balance at December 31, 2015	15,509,061	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 3,593 shares	-	-	(56)	78	-	-	-	22
Distribution from Rabbi Trust	-	-	(15)	-	35	-	-	20
Net income	-	-	-	-	-	4,416	-	4,416
Other comprehensive income	-	-	-	-	-	-	930	930
Balance at September 30, 2016	15,509,061	$155	$100,387	$(1,483)	$(213)	$(12,318)	$(402)	$86,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,784	$4,416
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	458	569
Gain on sale of loans held-for-sale	(2,119)	(1,598)
Originations of loans held-for-sale	(41,866)	(65,720)
Proceeds from sales of loans held-for-sale	56,941	65,300
Gain on sale of portfolio loans	-	(227)
Loss on foreclosed assets, net	293	254
Gain on sale of securities available-for-sale	(409)	(1,321)
Gain on sale of branch	-	(137)
Employee stock ownership plan compensation expense	28	22
Restricted stock awards	1	-
Share-based compensation expense	103	-
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	941	938
Amortization of prepayment penalties resulting from repayment of Federal Home Loan Bank advances	-	1,382
Depreciation expense	834	817
Deferred tax benefit	643	2,111
Net change in cash surrender value of bank owned life insurance	(352)	(349)
Net change in accrued interest receivable	(55)	169
Net change in other assets	(53)	(6,780)
Net change in accrued expenses and other liabilities	13	241
Net cash provided by operating activities	19,185	87

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	78,801	16,294
Proceeds from sales of securities available-for-sale	5,525	66,534
Purchase of securities available-for-sale	(57,149)	(10,000)
Funding of warehouse loans held-for-investment	(771,775)	(1,210,834)
Proceeds from repayments of warehouse loans held-for-investment	812,090	1,135,292
Purchase of portfolio loans	(18,290)	(7,130)
Proceeds from sales of portfolio loans	-	31,265
Net change in portfolio loans	(99,856)	(67,127)
Purchase of premises and equipment	(249)	(694)
Proceeds from disposal of premises and equipment	-	331
Proceeds from sale of other real estate owned	2,405	492
Purchase of Federal Home Loan Bank stock	(18,228)	(10,807)
Redemption of Federal Home Loan Bank stock	19,792	9,782
Net cash paid in sale of branch	-	(13,256)
Net cash used in investing activities	(46,934)	(59,858)

Cash flows from financing activities:
Net change in deposits	48,003	75,068
Repayment of securities sold under agreements to repurchase	-	(9,991)
Proceeds from Federal Home Loan Bank advances	457,700	943,000
Repayment of Federal Home Loan Bank advances	(495,616)	(922,000)
Proceeds from other borrowings	-	5,000
Repayment of other borrowings	-	(5,000)
Shares purchased for and distributions from Rabbi Trust	3	20
Net cash provided by financing activities	10,090	86,097

Net increase (decrease) in cash and cash equivalents	(17,659)	26,326
Cash and cash equivalents, beginning of period	59,893	23,581
Cash and cash equivalents, end of period	$42,234	$49,907

Supplemental disclosures of cash flow information:
Interest paid	$5,145	$5,760
Income taxes paid	1,950	78

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$-	$299
Loans transferred to held-for-sale	11,515	-
Loans transferred to portfolio	641	635
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the period	273	556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The accompanying condensed consolidated balance sheet as of December 31, 2016, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information of smaller reporting companies and with the instructions for Form 10-Q and Article 8 and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 10-K), should be read in conjunction with these Financial Statements.

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

Accumulated other comprehensive income consists solely of the effects of unrealized gains and losses on securities available-for-sale, net of income taxes, which include a disproportionate tax effect of $0.7 million at both September 30, 2017 and December 31, 2016. This disproportionate tax effect is a result of the reversal of the deferred tax valuation allowance in 2015.

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

September 30, 2017

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance will replace the current “incurred loss” model with an “expected loss” model for instruments measured at amortized cost. Additionally, the guidance will require allowances for investment securities classified as held-to-maturity, rather than reduce the carrying amount under the other-than-temporary impairment (OTTI) model. It also simplifies the accounting model for purchased credit-impaired investment securities and loans. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of adopting this standard on its financial statements; however, adoption will result in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS (continued)

Recently Issued Standards Not Yet Adopted (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to present right-of-use assets and lease liabilities on the balance sheet, as well as to disclose key information regarding leasing arrangements. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of adopting this standard on its financial statements; however, adoption will result in new assets and liabilities being recorded on the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Additionally, the adoption is expected to increase risk-weighted assets, which will impact certain capital ratios.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue it expects to receive in exchange for goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which deferred the effective date of ASU 2014-09. As a result, the guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is in the process of evaluating the impact of adopting this standard on its financial statements, as well as evaluating which transition method it will apply upon adoption; however, adoption is not expected to materially impact the financial statements because the standard does not apply to financial instruments, which account for the majority of the Company’s revenues.

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $0.4 million and $25.0 million as of September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017, the Bank earned $62,000 and $169,000, respectively, of interest income related to the Customers Participation Agreements. During the three and nine months ended September 30, 2016, the Bank earned $206,000 and $359,000, respectively, of interest income related to the Customers Participation Agreements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this Note and Note 5. Fair Value of Financial Instruments of these Notes) have been categorized based upon the fair value hierarchy described below:

•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	Level 2 – Valuation is based upon observable inputs other than quoted market prices included within Level 1, including quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

September 30, 2017
Assets:
State and municipal	$5,611	$-	$5,611	$-
Mortgage-backed securities – residential	24,761	-	24,761	-
Collateralized mortgage obligations – U.S. government	2,514	-	2,514	-
Corporate debt	6,227	-	6,227	-
Total	$39,113	$-	$39,113	$-

December 31, 2016
Assets:
U.S. government-sponsored enterprises	$19,997	$-	$19,997	$-
State and municipal	4,991	-	4,991	-
Mortgage-backed securities – residential	27,328	-	27,328	-
Collateralized mortgage obligations – U.S. government	3,059	-	3,059	-
Corporate debt	9,918	-	9,918	-
Total	$65,293	$-	$65,293	$-

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

There were no Level 3 investments measured on a recurring basis as of September 30, 2017 and December 31, 2016, and there were no transfers into or out of Level 3 investments during the three and nine months ended September 30, 2017 and the year ended December 31, 2016. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016, are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2017
Assets:
Other real estate owned	$188	$-	$-	$188
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	8,042	-	-	8,042

December 31, 2016
Assets:
Other real estate owned	$2,886	$-	$-	$2,886
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	-	-	7,978

Quantitative information about Level 3 fair value measurements as of September 30, 2017 and December 31, 2016, is as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)

September 30, 2017
Assets:
Other real estate owned	$188	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 90.0% (40.4%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	8,042	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0 to 58.7% (22.8%)
			Liquidation expenses	0.0% to 10.0% (9.6%)

December 31, 2016
Assets:
Other real estate owned	$2,886	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4)	0.0% to 64.0% (8.5%)
			Liquidation expenses	10.0% (10.0%)

Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	Appraisal of collateral (2)	Appraisal adjustments (4)	0.0% to 83.0% (24.4%)
			Liquidation expenses	0.0% to 10.0% (9.9%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 4. FAIR VALUE (continued)

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the three and nine months ended September 30, 2017 were $4,000 and $84,000, respectively. There were no write-downs on OREO for each of the three and nine months ended September 30, 2016. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There are no liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of September 30, 2017 and December 31, 2016, were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
September 30, 2017
Assets:
Cash and due from financial institutions	$4,091	$4,091	$4,091	$-	$-
Short-term interest-earning deposits	38,143	38,143	38,143	-	-
Portfolio loans, net	745,260	741,126	-	733,084	8,042
Loans held-for-sale	5,025	5,247	-	5,247	-
Warehouse loans held-for-investment	40,262	40,262	-	40,262	-
Federal Home Loan Bank stock, at cost	7,228	7,228	-	-	7,228
Bank owned life insurance	17,887	17,898	-	17,898	-
Accrued interest receivable	2,034	2,034	-	2,034	-
Liabilities:
Deposits	676,416	676,960	-	676,960	-
Federal Home Loan Bank advances	150,842	151,648	-	151,648	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	220	220	-	220	-

December 31, 2016
Assets:
Cash and due from financial institutions	$3,744	$3,744	$3,744	$-	$-
Short-term interest-earning deposits	56,149	56,149	56,149	-	-
Portfolio loans, net	639,245	652,133	-	644,155	7,978
Loans held-for-sale	7,147	7,281	-	7,281	-
Warehouse loans held-for-investment	80,577	80,577	-	80,577	-
Federal Home Loan Bank stock, at cost	8,792	8,792	-	-	8,792
Bank owned life insurance	17,535	17,546	-	17,546	-
Accrued interest receivable	1,979	1,979	-	1,979	-
Liabilities:
Deposits	628,413	628,714	-	628,714	-
Federal Home Loan Bank advances	188,758	189,842	-	189,842	-
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	121	121	-	121	-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

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

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of September 30, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of September 30, 2017 and December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)
September 30, 2017
State and municipal	$5,506	$105	$-	$5,611	$5,611
Mortgage-backed securities – residential	25,154	-	(393)	24,761	24,761
Collateralized mortgage obligations – U.S. government	2,583	-	(69)	2,514	2,514
Corporate debt	6,537	6	(316)	6,227	6,227
Total investment securities	$39,780	$111	$(778)	$39,113	$39,113

December 31, 2016
U.S. Government–sponsored enterprises	$19,999	$-	$(2)	$19,997	$19,997
State and municipal	5,024	2	(35)	4,991	4,991
Mortgage-backed securities – residential	28,515	-	(1,187)	27,328	27,328
Collateralized mortgage obligations – U.S. government	3,152	-	(93)	3,059	3,059
Corporate debt	10,000	226	(308)	9,918	9,918
Total investment securities	$66,690	$228	$(1,625)	$65,293	$65,293

The amortized cost and fair value of investment securities, segregated by contractual maturity as of September 30, 2017, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$-	$-
Due in more than one to five years	406	408
Due in more than five to ten years	10,830	10,602
Due after ten years	807	828
Mortgage-backed securities – residential	25,154	24,761
Collateralized mortgage obligations – U.S. government	2,583	2,514
	$39,780	$39,113

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

September 30, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses as of September 30, 2017 and December 31, 2016, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
September 30, 2017
Mortgage-backed securities – residential	$24,732	$(393)	$-	$-	$24,732	$(393)
Collateralized mortgage obligations – U.S. Government	-	-	2,514	(69)	2,514	(69)
Corporate debt	4,684	(316)	-	-	4,684	(316)
	$29,416	$(709)	$2,514	$(69)	$31,930	$(778)

December 31, 2016
U.S. Government–sponsored enterprises	$19,997	$(2)	$-	$-	$19,997	$(2)
State and municipal	3,921	(36)	-	-	3,921	(36)
Mortgage-backed securities – residential	27,291	(1,187)	-	-	27,291	(1,187)
Collateralized mortgage obligations – U.S. Government	-	-	3,059	(92)	3,059	(92)
Corporate debt	4,692	(308)	-	-	4,692	(308)
	$55,901	$(1,533)	$3,059	$(92)	$58,960	$(1,625)

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of September 30, 2017, the Company’s security portfolio consisted of 23 investment securities (all classified as available-for-sale), 10 of which were in an unrealized loss position. The unrealized losses were primarily related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of September 30, 2017, $27.2 million, or approximately 70% of the debt securities held by the Company, including 9 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment (continued)

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2017.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of September 30, 2017 and December 31, 2016, and did not record OTTI related to such securities during the three and nine months ended September 30, 2017 and 2016.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $1.4 million and $84.3 million for the three and nine months ended September 30, 2017, respectively. Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $35.3 million and $83.6 million for the three and nine months ended September 30, 2016, respectively.

Gross gains of $9,000 and $0.4 million were realized during the three and nine months ended September 30, 2017, respectively, while no gross losses were realized during the three and nine months ended September 30, 2017. The net gain on sale of securities available-for-sale for the three and nine months ended September 30, 2017, includes $9,000 and $0.4 million, respectively, of accumulated other comprehensive income reclassifications from unrealized holding gains. Gross gains of $0.5 million and $1.5 million were realized during the three and nine months ended September 30, 2016, respectively. No gross losses were realized during the three months ended September 30, 2016, while gross losses of $0.2 million were realized during the nine months ended September 30, 2016. The net gain on sale of securities available-for-sale for the three and nine months ended September 30, 2016, includes $0.5 million and $1.3 million, respectively, of accumulated other comprehensive income reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, representing the Company’s entire balance of such investment securities on that date. As a result, the investment securities were reclassified to available-for-sale as of December 31, 2015. The Company has not classified any investment securities purchased, since this transaction, as held-to-maturity. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for each of the three and nine months ended September 30, 2017 and 2016.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at September 30, 2017 and December 31, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017	% of Total Loans	December 31, 2016	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$285,039	38.2%	$276,193	43.1%
Multi-family	82,360	11.0%	70,452	11.0%
Commercial	213,980	28.6%	104,143	16.3%
Land	14,623	2.0%	17,218	2.7%
Total real estate loans	596,002	79.8%	468,006	73.1%

Real estate construction loans:
One- to four-family	10,751	1.4%	22,687	3.5%
Commercial	11,763	1.6%	14,432	2.3%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	22,514	3.0%	37,119	5.8%

Other portfolio loans:
Home equity	35,038	4.7%	37,748	5.9%
Consumer	35,825	4.8%	39,232	6.1%
Commercial	57,729	7.7%	57,947	9.1%
Total other portfolio loans	128,592	17.2%	134,927	21.1%

Total portfolio loans	747,108	100.0%	640,052	100.0%

Allowance for portfolio loan losses	(8,405)		(8,162)
Net deferred portfolio loan costs	5,575		5,685
Premiums and discounts on purchased loans, net	982		1,670

Portfolio loans, net	$745,260		$639,245

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of September 30, 2017 and December 31, 2016:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

September 30, 2017
Real estate loans:
One- to four-family	$282,763	$915	$766	$595	$2,276	$285,039
Multi-family	82,360	-	-	-	-	82,360
Commercial	211,753	-	1,986	241	2,227	213,980
Land	9,113	-	-	5,510	5,510	14,623
Total real estate loans	585,989	915	2,752	6,346	10,013	596,002

Real estate construction loans:
One- to four-family	10,751	-	-	-	-	10,751
Commercial	11,763	-	-	-	-	11,763
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	22,514	-	-	-	-	22,514

Other portfolio loans:
Home equity	34,391	346	272	29	647	35,038
Consumer	35,336	345	128	16	489	35,825
Commercial	57,098	-	-	631	631	57,729
Total other portfolio loans	126,825	691	400	676	1,767	128,592

Total portfolio loans	$735,328	$1,606	$3,152	$7,022	$11,780	$747,108

December 31, 2016
Real estate loans:
One- to four-family	$273,564	$1,320	$390	$919	$2,629	$276,193
Multi-family	70,452	-	-	-	-	70,452
Commercial	101,867	-	-	2,276	2,276	104,143
Land	11,670	-	-	5,548	5,548	17,218
Total real estate loans	457,553	1,320	390	8,743	10,453	468,006

Real estate construction loans:
One- to four-family	22,687	-	-	-	-	22,687
Commercial	14,432	-	-	-	-	14,432
Acquisition and development	-	-	-	-	-	-
Total real estate construction loans	37,119	-	-	-	-	37,119

Other portfolio loans:
Home equity	37,037	201	510	-	711	37,748
Consumer	38,412	506	165	149	820	39,232
Commercial	57,124	321	-	502	823	57,947
Total other portfolio loans	132,573	1,028	675	651	2,354	134,927

Total portfolio loans	$627,245	$2,348	$1,065	$9,394	$12,807	$640,052

The decrease in commercial real estate loans greater than 90 days past due is primarily related to one loan, which was current as of September 30, 2017. However, due to other circumstances surrounding this loan, the loan remained classified as a nonperforming portfolio loan as of September 30, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of September 30, 2017 and December 31, 2016 were $9.5 million and $10.1 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of September 30, 2017 and December 31, 2016. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of September 30, 2017 and December 31, 2016:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

September 30, 2017
Real estate loans:
One- to four-family	$284,122	$917	$285,039
Multi-family	82,360	-	82,360
Commercial	211,753	2,227	213,980
Land	9,113	5,510	14,623
Total real estate loans	587,348	8,654	596,002

Real estate construction loans:
One- to four-family	10,751	-	10,751
Commercial	11,763	-	11,763
Acquisition and development	-	-	-
Total real estate construction loans	22,514	-	22,514

Other portfolio loans:
Home equity	34,904	134	35,038
Consumer	35,710	115	35,825
Commercial	57,098	631	57,729
Total other portfolio loans	127,712	880	128,592

Total portfolio loans	$737,574	$9,534	$747,108

December 31, 2016
Real estate loans:
One- to four-family	$274,660	$1,533	$276,193
Multi-family	70,452	-	70,452
Commercial	101,867	2,276	104,143
Land	11,670	5,548	17,218
Total real estate loans	458,649	9,357	468,006

Real estate construction loans:
One- to four-family	22,687	-	22,687
Commercial	14,432	-	14,432
Acquisition and development	-	-	-
Total real estate construction loans	37,119	-	37,119

Other portfolio loans:
Home equity	37,690	58	37,748
Consumer	38,995	237	39,232
Commercial	57,445	502	57,947
Total other portfolio loans	134,130	797	134,927

Total portfolio loans	$629,898	$10,154	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of September 30, 2017 and December 31, 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

September 30, 2017
Real estate loans:
Multi-family	$82,360	$-	$-	$-	$82,360
Commercial	210,430	-	3,550	-	213,980
Land	9,113	-	5,510	-	14,623
Total real estate loans	301,903	-	9,060	-	310,963

Real estate construction loans:
Commercial	11,763	-	-	-	11,763
Total real estate construction loans	11,763	-	-	-	11,763

Other portfolio loans:
Commercial	56,435	61	1,233	-	57,729
Total other portfolio loans	56,435	61	1,233	-	57,729

Total risk graded portfolio loans	$370,101	$61	$10,293	$-	$380,455

December 31, 2016
Real estate loans:
Multi-family	$70,419	$-	$33	$-	$70,452
Commercial	100,423	1,362	2,358	-	104,143
Land	11,708	-	5,510	-	17,218
Total real estate loans	182,550	1,362	7,901	-	191,813

Real estate construction loans:
Commercial	14,432	-	-	-	14,432
Total real estate construction loans	14,432	-	-	-	14,432

Other portfolio loans:
Commercial	56,640	301	1,006	-	57,947
Total other portfolio loans	56,640	301	1,006	-	57,947

Total risk graded portfolio loans	$253,622	$1,663	$8,907	$-	$264,192

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and basis of repayment. These risk categories and the relevant risk characteristics are as follows:

Real Estate Loans

•	One- to four-family residential loans have historically had less credit risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Repayment depends on the individual borrower’s capacity. If the real estate market deteriorates and the value of residential real estate declines, there is a potential risk of loss if actions such as foreclosure or short sale become necessary to collect the loan and private mortgage insurance was not purchased. In addition, depending on the state in which the collateral is located, the risk of loss may increase, due to the time required to complete the foreclosure process on a property.

•	Multi-family residential real estate loans generally involve a greater degree of credit risk than residential real estate loans. Multi-family residential real estate loans involve a greater degree of credit risk as compared to residential real estate loans due to the reliance on the successful operation of the project. These loans are also more sensitive to adverse economic conditions.

•	Commercial real estate loans generally have greater credit risk as compared to one- to four-family residential real estate loans, as they usually involve larger loan balances secured by non-homogeneous or specific use properties. Repayment of these loans typically relies on the continued successful operation of a business or the generation of lease income by the property and is therefore more sensitive to adverse conditions in the economy and real estate market.

•	Land loans generally involve a greater degree of credit risk as compared to residential real estate loans due to the lack of cash flow and reliance on the borrower’s financial capacity. These loans are also more sensitive to adverse economic conditions.

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential and commercial real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans include Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Portfolio Loans

•	Home equity loans and home equity lines of credit are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, there is a potential risk of loss if the real estate market deteriorates and the value of residential real estate declines.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Other Portfolio Loans (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the continued successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended September 30, 2017 and 2016 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2017
Real estate loans:
One- to four-family	$2,767	$(23)	$117	$(81)	$2,780
Multi-family	190	-	-	24	214
Commercial	2,723	-	-	304	3,027
Land	205	-	1	(21)	185
Total real estate loans	5,885	(23)	118	226	6,206

Real estate construction loans:
One- to four-family	97	-	-	(28)	69
Commercial	111	-	-	(20)	91
Acquisition and development	-	-	-	-	-
Total real estate construction loans	208	-	-	(48)	160

Other portfolio loans:
Home equity	717	(51)	20	(11)	675
Consumer	390	(101)	49	42	380
Commercial	898	-	6	13	917
Total other portfolio loans	2,005	(152)	75	44	1,972

Unallocated	122	-	-	(55)	67

Total	$8,220	$(175)	$193	$167	$8,405

September 30, 2016
Real estate loans:
One- to four-family	$3,215	$(58)	$68	$(103)	$3,122
Multi-family	264	-	-	(2)	262
Commercial	1,552	(74)	-	523	2,001
Land	146	-	11	46	203
Total real estate loans	5,177	(132)	79	464	5,588

Real estate construction loans:
One- to four-family	178	-	-	19	197
Commercial	165	-	-	(36)	129
Acquisition and development	-	-	-	-	-
Total real estate construction loans	343	-	-	(17)	326

Other portfolio loans:
Home equity	879	(97)	6	(145)	740
Consumer	733	(12)	56	(46)	646
Commercial	750	-	-	(78)	660
Total other portfolio loans	2,362	(109)	62	(269)	2,046

Unallocated	148	-	-	42	190

Total	$8,030	$(241)	$141	$220	$8,150

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Activity in the allowance for the nine months ended September 30, 2017 and 2016 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

September 30, 2017
Real estate loans:
One- to four-family	$3,090	$(82)	$234	$(462)	$2,780
Multi-family	268	-	-	(54)	214
Commercial	2,209	-	-	818	3,027
Land	207	-	5	(27)	185
Total real estate loans	5,774	(82)	239	275	6,206

Real estate construction loans:
One- to four-family	159	-	-	(90)	69
Commercial	120	-	-	(29)	91
Acquisition and development	-	-	-	-	-
Total real estate construction loans	279	-	-	(119)	160

Other portfolio loans:
Home equity	560	(167)	31	251	675
Consumer	457	(328)	199	52	380
Commercial	880	(119)	12	144	917
Total other portfolio loans	1,897	(614)	242	447	1,972

Unallocated	212	-	-	(145)	67

Total	$8,162	$(696)	$481	$458	$8,405

September 30, 2016
Real estate loans:
One- to four-family	$3,142	$(185)	$421	$(256)	$3,122
Multi-family	217	-	-	45	262
Commercial	1,337	(74)	-	738	2,001
Land	260	-	32	(89)	203
Total real estate loans	4,956	(259)	453	438	5,588

Real estate construction loans:
One- to four-family	144	-	-	53	197
Commercial	116	-	-	13	129
Acquisition and development	-	-	-	-	-
Total real estate construction loans	260	-	-	66	326

Other portfolio loans:
Home equity	972	(136)	17	(113)	740
Consumer	871	(434)	207	2	646
Commercial	556	(12)	-	116	660
Total other portfolio loans	2,399	(582)	224	5	2,046

Unallocated	130	-	-	60	190

Total	$7,745	$(841)	$677	$569	$8,150

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of September 30, 2017:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$-	$2,780	$2,780
Multi-family	-	214	214
Commercial	190	2,837	3,027
Land	-	185	185
Total real estate loans	190	6,016	6,206

Real estate construction loans:
One- to four-family	-	69	69
Commercial	-	91	91
Acquisition and development	-	-	-
Total real estate construction loans	-	160	160

Other portfolio loans:
Home equity	-	675	675
Consumer	-	380	380
Commercial	443	474	917
Total other portfolio loans	443	1,529	1,972

Unallocated	-	67	67

Total ending allowance for portfolio loan losses balance	$633	$7,772	$8,405

Portfolio loans:
Real estate loans:
One- to four-family	$-	$285,039	$285,039
Multi-family	-	82,360	82,360
Commercial	3,358	210,622	213,980
Land	5,510	9,113	14,623
Total real estate loans	8,868	587,134	596,002

Real estate construction loans:
One- to four-family	-	10,751	10,751
Commercial	-	11,763	11,763
Acquisition and development	-	-	-
Total real estate construction loans	-	22,514	22,514

Other portfolio loans:
Home equity	-	35,038	35,038
Consumer	-	35,825	35,825
Commercial	943	56,786	57,729
Total other portfolio loans	943	127,649	128,592

Total ending portfolio loans balance	$9,811	$737,297	$747,108

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

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

September 30, 2017

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance. For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans, including TDRs, individually evaluated for impairment of approximately $0.6 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$17,772	$20,060
Multi-family	-	-
Commercial	3,117	2,488
Land	6,280	6,311
Total real estate loans	27,169	28,859

Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Total real estate construction loans	-	-

Other portfolio loans:
Home equity	4,075	4,230
Consumer	1,342	1,573
Commercial	403	181
Total other portfolio loans	5,820	5,984

Total TDRs classified as impaired loans	$32,989	$34,843

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $15.9 million and $20.3 million as of September 30, 2017 and December 31, 2016, respectively. There were no commitments to lend additional amounts on TDRs as of September

30, 2017 and December 31, 2016.

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

The following table presents information on TDRs during the nine months ended September 30, 2017 and 2016:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)

September 30, 2017
Troubled debt restructuring:
Real estate loans:
One- to four-family	9	$1,377	$1,377
Commercial	1	665	665
Land	2	194	194
Total real estate loans	12	2,236	2,236

Other portfolio loans:
Home equity	8	545	545
Consumer	11	274	274
Commercial	2	294	294
Total other portfolio loans	21	1,113	1,113

Total troubled debt restructurings	33	$3,349	$3,349

September 30, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	23	3,513	3,307
Land	2	99	99
Total real estate loans	25	3,612	3,406

Other portfolio loans:
Home equity	16	1,157	1,157
Consumer	9	235	235
Total other portfolio loans	25	1,392	1,392

Total troubled debt restructurings	50	$5,004	$4,798

All of the Company’s portfolio loans that were restructured as TDRs during the nine months ended September 30, 2017 and 2016, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

During the nine months ended September 30, 2017, there was one subsequent default on portfolio loans that were restructured as TDRs in the previous twelve months. The subsequent default was a home equity loan with a recorded investment of $8,000.

During the nine months ended September 30, 2016, there were two subsequent defaults on portfolio loans that were restructured as TDRs in the previous twelve months. The subsequent defaults included one commercial real estate loan with a recorded investment of $2.0 million, and one land loan with a recorded investment of $5.5 million.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of September 30, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	-	-	-
Commercial	542	542	-
Land	5,510	5,510	-
Total real estate loans	6,052	6,052	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	40	40	-
Total other portfolio loans	40	40	-

Total with no related allowance recorded	$6,092	$6,092	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$18,690	$19,056	$1,441
Multi-family	-	-	-
Commercial	2,816	2,816	190
Land	770	820	111
Total real estate loans	22,276	22,692	1,742

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,208	4,396	512
Consumer	1,457	1,457	176
Commercial	902	902	443
Total other portfolio loans	6,567	6,755	1,131

Total with an allowance recorded	$28,843	$29,447	$2,873

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended September 30, 2017 and 2016:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2017
Real estate loans:
One- to four-family	$18,674	$206	$-
Multi-family	-	-	-
Commercial	3,375	19	-
Land	6,285	9	-
Total real estate loans	28,334	234	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,259	49	-
Consumer	1,457	33	-
Commercial	957	7	-
Total other portfolio loans	6,673	89	-

Total	$35,007	$323	$-

September 30, 2016
Real estate loans:
One- to four-family	$21,084	$230	$-
Multi-family	57	-	-
Commercial	2,668	38	-
Land	6,327	10	-
Total real estate loans	30,136	278	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,896	57	-
Consumer	1,870	29	-
Commercial	785	3	-
Total other portfolio loans	7,551	89	-

Total	$37,687	$367	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the nine months ended September 30, 2017 and 2016:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

September 30, 2017
Real estate loans:
One- to four-family	$20,013	$593	$-
Multi-family	17	-	-
Commercial	3,061	67	32
Land	6,296	28	-
Total real estate loans	29,387	688	32

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,220	148	-
Consumer	1,593	78	-
Commercial	922	24	-
Total other portfolio loans	6,735	250	-

Total	$36,122	$938	$32

September 30, 2016
Real estate loans:
One- to four-family	$21,424	$698	$-
Multi-family	77	2	-
Commercial	2,698	83	-
Land	6,699	76	-
Total real estate loans	30,898	859	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,837	172	-
Consumer	1,833	81	-
Commercial	671	12	-
Total other portfolio loans	7,341	265	-

Total	$38,239	$1,124	$-

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $0.6 million and $1.6 million of one- to four-family residential and home equity loans in process of foreclosure as of September 30, 2017 and December 31, 2016, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.8 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively. The activity on these loans during the nine months ended September 30, 2017 and the year ended December 31, 2016, was as follows:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)

Beginning balance	$1,856	$1,919
New portfolio loans and advances on existing loans	-	-
Effect of changes in related parties	-	-
Repayments	(44)	(63)
Ending balance	$1,812	$1,856

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

The Company internally originated approximately $10.6 million and $32.6 million of mortgage loans held-for-sale during the three and nine months ended September 30, 2017, respectively. The Company internally originated approximately $25.0 million and $61.0 million of mortgage loans held-for-sale during the three and nine months ended September 30, 2016, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and nine months ended September 30, 2017 was $0.2 million and $1.3 million, respectively. The gain recorded on sale of mortgage loans held-for-sale during the three and nine months ended September 30, 2016 was $0.3 million and $0.8 million, respectively.

During the three and nine months ended September 30, 2017, the Company internally originated approximately $0.9 million and $9.3 million, respectively, of SBA/USDA loans held-for-sale. During the three months ended September 30, 2016, the Company did not internally originate a material amount of SBA/USDA loans held-for-sale, while the Company internally originated approximately $4.7 million of SBA/USDA loans held-for-sale during the nine months ended September 30, 2016. The Company did not record a material gain on sales of SBA/USDA loans held-for-sale during the three months ended September 30, 2017, while the gain recorded on sales of SBA/USDA loans held-for-sale was $772,000 during the nine months ended September 30, 2017. The Company did not record a material gain on sales of SBA/USDA loans held-for-sale during the three months ended September 30, 2016, while the gain recorded on sales of SBA/USDA loans held-for-sale was $786,000 during the nine months ended September 30, 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 8. OTHER LOANS (continued)

During the three and nine months ended September 30, 2017, the Company originated approximately $214.6 million and $771.8 million, respectively, of warehouse loans held-for-investment through third parties. During the three and nine months ended September 30, 2016, the Company originated approximately $530.2 million and $1,210.8 million, respectively, of warehouse loans held-for-investment through third parties. Loans which were ultimately sold under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.4 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. Such loans also earned interest on outstanding balances of $0.8 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 10 days for each of the three and nine months ended September 30, 2017, respectively, and 12 days and 13 days for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

NOTE 9. FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2017 and December 31, 2016, advances from the FHLB were as follows:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Maturity on January 30, 2017, fixed rate at 0.61%	$-	$50,000
Maturity on June 20, 2017, fixed rate 0.73%	-	833
Maturity on June 20, 2017, fixed rate 0.91%	-	10,000
Maturity on October 16, 2017, fixed rate at 1.16%	8,000	-
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	1,750	2,500
Maturity on May 18, 2020, fixed rate at 1.56%	36,667	-
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.32% as of September 30, 2017 and at 0.80% as of December 31, 2016	44,000	65,000
Total	$150,842	$188,758

The FHLB advances had a weighted-average maturity of 23 months and a weighted-average rate of 1.79% at September 30, 2017. The value of portfolio loans posted by the Company as collateral for these advances was $375.3 million as of September 30, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $123.2 million at September 30, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with portfolio loans and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of September 30, 2017, fair value exceeded the book value of the individual advances by $0.8 million, which was collateralized by portfolio loans (included in the $375.3 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $34.7 million as of September 30, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 10. INCOME TAXES

Income tax expense for the nine months ending September 30, 2017 and 2016 was as follows:

	Nine months ending September 30,
	2017	2016
	(Dollars in Thousands)
Income before income tax expense	$5,842	$7,020
Effective tax rate	35.23%	37.09%
Income tax expense	$2,058	$2,604

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

As of September 30, 2017, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of September 30, 2017.

During the nine months ended September 30, 2017, the Company used $244,000 of federal net operating loss carryover and $207,000 of state net operating loss carryovers. During the nine months ended September 30, 2016, the Company used $4.2 million of federal net operating loss carryover and $2.6 million of state net operating loss carryover.

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the third quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of federal net operating loss carryover that it could utilize was limited to approximately $325,000 per year, excluding any net operating loss carryover that may be generated in the future. For federal purposes, only pre-change net operating loss carryforward remains. For state purposes, post-change, non-limited net operating loss carryforward remains. During the nine months ended September 30, 2017, $319,000 of state net operating losses were generated.

As of September 30, 2017, the Company has a federal net operating loss carryover of $5.1 million which will expire between 2027 and 2033. There is no valuation allowance on this carryover. As of September 30, 2017, the Company has a state net operating loss carryover of $6.0 million which will expire between 2017 and 2033. There is no valuation allowance on this carryover.

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

September 30, 2017

(unaudited)

NOTE 11. EARNINGS PER COMMON SHARE (continued)

The following table summarizes the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2017 and 2016:

	Three months ending September 30,		Nine months ending September 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Information)
Basic:
Net income	$1,115	$1,556	$3,784	$4,416
Weighted average common shares outstanding	15,553,709	15,508,969	15,546,301	15,508,969
Less: average unallocated employee stock ownership plan shares	(67,067)	(71,857)	(67,067)	(71,857)
Less: average director’s deferred compensation shares	(12,385)	(17,054)	(18,048)	(19,622)
Less: average unvested restricted stock awards	(44,648)	-	(37,288)	-
Weighted average common shares outstanding, as adjusted	15,429,609	15,420,058	15,423,898	15,417,490
Basic earnings per common share	$0.07	$0.10	$0.25	$0.29

Diluted:
Net income	$1,115	$1,556	$3,784	$4,416
Weighted average common shares outstanding, as adjusted (from above)	15,429,609	15,420,058	15,423,898	15,417,490
Add: dilutive effects of assumed exercise of stock options and stock awards	-	-	-	-
Weighted average dilutive shares outstanding	15,429,609	15,420,058	15,423,898	15,417,490
Diluted earnings per common share	$0.07	$0.10	$0.25	$0.29

During the three and nine months ended September 30, 2017 and 2016, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 12. STOCK-BASED COMPENSATION

2016 Omnibus Incentive Plan

The Company’s Board of Directors awarded 44,648 shares of restricted stock, with a grant date fair value of $7.78, under the 2016 Omnibus Incentive Plan (the 2016 Incentive Plan) on February 15, 2017. A summary of the status of the shares as of and for the nine months ended September 30, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2017	-	$-
Granted	44,648	7.78
Vested	-	-
Forfeited	-	-
Non-vested as of September 30, 2017	44,648	7.78

There was approximately $294,000 of unrecognized compensation expense related to non-vested shares awarded under the 2016 Incentive Plan at September 30, 2017. The expense is expected to be recognized over a weighted-average period of 3.8 years.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

NOTE 13. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of September 30, 2017 and December 31, 2016 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2017
Total capital (to risk weighted assets)	$97,408	12.99%	$75,004	10.00%
Common equity tier 1 capital (to risk weighted assets)	89,003	11.87%	48,752	6.50%
Tier 1 capital (to risk weighted assets)	89,003	11.87%	60,003	8.00%
Tier 1 capital (to adjusted total assets)	89,003	10.03%	44,372	5.00%

December 31, 2016
Total capital (to risk weighted assets)	$92,822	14.83%	$62,580	10.00%
Common equity tier 1 capital (to risk weighted assets)	84,984	13.58%	40,677	6.50%
Tier 1 capital (to risk weighted assets)	84,984	13.58%	50,064	8.00%
Tier 1 capital (to adjusted total assets)	84,984	9.44%	45,020	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of September 30, 2017 was well-capitalized.

Beginning on January 1, 2016, as a result of the commencement of the phase-in of amended regulatory risk-based capital rules, the Bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. The capital conservation buffer must consist solely of common equity tier 1 capital, but it applies to all three risk-weighted measurements (total risk based capital to risk-weighted assets ratio, common equity tier 1 capital to risk-weighted assets ratio, tier 1 capital to risk-weighted assets ratio) in addition to the minimum risk-weighted capital requirements. The capital conservation buffer required for 2016 was common equity equal to 0.625% of risk-weighted assets, the buffer required for 2017 is common equity equal to 1.25% of risk-weighted assets, and will increase by 0.625% per year until reaching 2.5% beginning January 1, 2019. The Bank’s actual capital conservation buffer was 4.99% as of September 30, 2017.

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

Recent Events

Conversion to Florida State-chartered Commercial Bank

On December 27, 2016, the Bank consummated the conversion of its charter from that of a federally-chartered savings bank to that of a Florida state-chartered commercial bank supervised by the Florida Office of Financial Regulation (the OFR) and the Federal Deposit Insurance Corporation (the FDIC). The conversion has not affected, and is not expected to affect, the Bank’s customers in any way. Bank depositors will continue to have the protection of Federal Deposit Insurance provided by the FDIC.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first nine months of 2017. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 10-K.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General

Total assets increased $14.4 million, or 1.6%, to $921.9 million at September 30, 2017, as compared to $907.5 million at December 31, 2016. The increase in assets was funded primarily by increases in non-maturing deposits of $63.6 million, and stockholders’ equity of $4.4 million, as discussed below, partially offset by a reduction of $37.9 million in Federal Home Loan Bank (FHLB) advances and a decrease in time deposits of $15.6 million. Net portfolio loans increased $106.0 million, while cash and cash equivalents decreased $17.7 million, investment securities decreased $26.2 million and other loans decreased $42.4 million. Total deposits increased $48.0 million, or 7.6%, to $676.4 million at September 30, 2017, from $628.4 million at December 31, 2016. Noninterest-bearing demand accounts increased $10.3 million and savings and money market accounts increased $69.8 million, while interest-bearing demand accounts decreased by $16.5 million and time deposits decreased by $15.6 million during the nine months ended September 30, 2017. Total borrowings decreased by $37.9 million to $150.8 million at September 30, 2017, from $188.7 million at December 31, 2016, due to the aforementioned decrease in FHLB advances during the first nine months of 2017, as the Company continues to focus on core deposit growth. Stockholders’ equity increased by $4.4 million to $91.4 million at September 30, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $3.8 million and other comprehensive income of $0.5 million for the nine months ended September 30, 2017.

Following are the summarized comparative balance sheets as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,	Increase / (Decrease)
	2017	2016	Amount	%
	(Dollars in Thousands)

Assets:
Cash and cash equivalents	$42,234	$59,893	$(17,659)	(29.5)%
Investment securities	39,113	65,293	(26,180)	(40.1)%
Portfolio loans	753,665	647,407	106,258	16.4%
Allowance for portfolio loan losses	8,405	8,162	243	3.0%
Portfolio loans, net	745,260	639,245	106,015	16.6%
Other loans (held-for-sale and warehouse loans held-for-investment)	45,287	87,724	(42,437)	(29.7)%
Other assets	50,041	55,304	(5,263)	(50.0)%
Total assets	$921,935	$907,459	$14,476	1.6%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$70,029	$59,696	$10,333	17.3%
Interest-bearing demand	89,503	106,004	(16,501)	(15.6)%
Savings and money market	294,804	224,987	69,817	31.0%
Time	222,080	237,726	(15,646)	(6.6)%
Total deposits	676,416	628,413	48,003	7.6%
Federal Home Loan Bank advances	150,842	188,758	(37,916)	(20.1)%
Accrued expenses and other liabilities	3,283	3,270	13	0.4%
Total liabilities	830,541	820,441	10,100	1.2%
Total stockholders’ equity	91,394	87,018	4,376	5.0%
Total liabilities and stockholders’ equity	$921,935	$907,459	$14,476	1.6%

Cash and Cash Equivalents

Cash and cash equivalents decreased $17.7 million to $42.2 million at September 30, 2017 from $59.9 million at December 31, 2016. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans, fund other interest-earning assets, and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $26.2 million to $39.1 million at September 30, 2017, from $65.3 million at December 31, 2016, primarily due to the maturity of $75.0 million of short-term U.S. Treasury Bills and the sale of $5.0 million of corporate debt during the first nine months of 2017, partially offset by the purchase of $57.0 million of short-term U.S. Treasury Bills during the first nine months of 2017.

All of the $39.1 million and $65.3 million as of September 30, 2017 and December 31, 2016, respectively, of investment securities were classified as available-for-sale.

As of September 30, 2017, $27.2 million, or 69.7%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

As of September 30, 2017, no investment securities were pledged as collateral for the FHLB advances or any other borrowings. As of September 30, 2017, $3.5 million of investment securities were pledged as collateral for public fund deposits.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of September 30, 2017 and December 31, 2016, excluding loans held-for-sale and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment):

	September 30, 2017	% of Total Portfolio Loans	December 31, 2016	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$285,039	38.2%	$276,193	43.1%
Multi-family	82,360	11.0%	70,452	11.0%
Commercial	213,980	28.6%	104,143	16.3%
Land	14,623	2.0%	17,218	2.7%
Total real estate loans	596,002	79.8%	468,006	73.1%
Real estate construction loans:
One- to four-family	10,751	1.4%	22,687	3.5%
Commercial	11,763	1.6%	14,432	2.3%
Acquisition and development	-	-%	-	-%
Total real estate construction loans	22,514	3.0%	37,119	5.8%
Other portfolio loans:
Home equity	35,038	4.7%	37,748	5.9%
Consumer	35,825	4.8%	39,232	6.1%
Commercial	57,729	7.7%	57,947	9.1%
Total other portfolio loans	128,592	17.2%	134,927	21.1%

Total portfolio loans	747,108	100.0%	640,052	100.0%
Allowance for portfolio loan losses	(8,405)		(8,162)
Net deferred portfolio loan costs	5,575		5,685
Premiums and discounts on purchased loans, net	982		1,670
Portfolio loans, net	$745,260		$639,245

Total portfolio loans increased $107.0 million, or 16.7%, to $747.1 million at September 30, 2017, as compared to $640.1 million at December 31, 2016, primarily due to originations of $96.3 million of commercial real estate loans and $20.3 million of multi-family loans, as well as the purchase of $18.3 million of portfolio loans, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the nine months ended September 30, 2017. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loan growth was also partially offset by gross loan charge-offs of $0.7 million during the first nine months of 2017; however, the Company did not have any loans transfer to OREO during the first nine months of 2017.

All portfolio loans originated to small businesses, including Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), are included in the commercial category of either the Company’s real estate loans, real estate construction loans or other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the commercial category of the Company’s real estate construction loans or other portfolio loans, was $18.2 million and $10.7 million at September 30, 2017 and December 31, 2016, respectively. The Company plans to expand the SBA/USDA loans held-for-sale business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances regarding such growth.

The composition of the Bank’s portfolio loans is significantly comprised of one- to four-family residential mortgage loans. As of September 30, 2017, first mortgages (including residential construction loans) and home equity loans totaled $330.8 million, or 44.3% of total portfolio loans. Approximately $22.2 million, or 63.4%, of loans recorded as home equity loans and $318.0 million, or 96.1%, of loans collateralized by one- to four-family residential properties were in a first lien position as of September 30, 2017.

The composition of first mortgages and home equity loans by state as of September 30, 2017 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$214,731	$47,423	$22,885	$285,039
Home equity and lines of credit	18,763	15,578	697	35,038
One- to four-family construction loans	10,620	131	-	10,751
	$244,114	$63,132	$23,582	$330,828

Allowance for Portfolio Loan Losses

The allowance was $8.4 million, or 1.1% of total portfolio loans, at September 30, 2017, compared to $8.2 million, or 1.3% of total portfolio loans, at December 31, 2016.

The activity in the allowance for the nine months ended September 30, 2017 and 2016 was as follows:

	September 30, 2017	September 30, 2016
	(Dollars in Thousands)

Balance at beginning of year	$8,162	$7,745

Charge-offs:
Real estate loans:
One- to four-family	(82)	(185)
Multi-family	-	-
Commercial	-	(74)
Land	-	-
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(167)	(136)
Consumer	(328)	(434)
Commercial	(119)	(12)
Total charge-offs	(696)	(841)

Recoveries:
Real estate loans:
One- to four-family	234	421
Multi-family	-	-
Commercial	-	-
Land	5	32
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	31	17
Consumer	199	207
Commercial	12	-
Total recoveries	481	677

Net charge-offs	(215)	(164)
Provision for portfolio loan losses	458	569
Balance at end of period	$8,405	$8,150

Net charge-offs to average outstanding portfolio loans	0.04%	0.04%

The increase in net charge-offs during the nine months ended September 30, 2017 compared to the same period in 2016, were primarily the result of decreased recoveries related to one- to four-family residential mortgage loans, as well as the charge-off of one commercial loan.

Below is a comparative composition of nonperforming assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$917	$1,533
Multi-family	-	-
Commercial	2,227	2,276
Land	5,510	5,548
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	134	58
Consumer	115	237
Commercial	631	502
Total nonperforming loans	9,534	10,154
Other real estate owned	188	2,886
Total nonperforming assets	$9,722	$13,040

Nonperforming loans to total portfolio loans	1.3%	1.6%
Nonperforming assets to total assets	1.1%	1.4%

Nonperforming loans were $9.5 million, or 1.3% of total portfolio loans, at September 30, 2017, as compared to $10.1 million, or 1.6% of total portfolio loans, at December 31, 2016. The decrease in nonperforming loans was primarily due to nonperforming one- to four-family residential mortgages being reclassified to performing, as well as principal reductions and loan pay-offs of other existing nonperforming loans, partially offset by certain home equity loans and small business loans (included in commercial other portfolio loans) being classified as nonperforming.

During the past few years, and continuing into the first nine months of 2017, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of September 30, 2017 and December 31, 2016, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $0.2 million at September 30, 2017, down $2.7 million from $2.9 million at December 31, 2016, as the Company disposed of a $2.6 million foreclosed property, which resulted in a $0.2 million loss, and had write-downs of OREO of $0.1 million.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$-	$-	$611	$218
Nonperforming (1)	9,534	626	10,154	260
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	1,442	7	308	2
Performing troubled debt restructurings – residential	23,959	2,240	26,229	2,231
Total impaired loans	$34,935	$2,873	$37,302	$2,711

(1)	Balances include nonperforming TDRs of $7.5 million as of September 30, 2017 and nonperforming TDRs of $8.2 million as of December 31, 2016. There were $0.2 million of specific reserves for these nonperforming TDRs as of both September 30, 2017 and December 31, 2016.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $33.0 million as of September 30, 2017, as compared to $34.8 million at December 31, 2016. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At September 30, 2017, approximately $15.9 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Other loans:
Held-for-sale	$5,025	$7,147
Warehouse loans held-for-investment	40,262	80,577
Total other loans	$45,287	$87,724

Other loans decreased $42.4 million, or 29.7%, to $45.3 million at September 30, 2017, as compared to $87.7 million at December 31, 2016, primarily due to a decrease in both originations of mortgage loans held-for-sale and warehouse loans held-for-investment. The decrease in mortgage loans held-for-sale and warehouse loans held-for-investment was primarily due to the generally slowing pace of mortgage refinancing nationwide, as well as the seasonality of mortgage lending. The Company’s overall balance sheet strategy continues to emphasize originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio.

The Company internally originated $32.6 million and sold $43.8 million of mortgage loans held-for-sale during the nine months ended September 30, 2017. The Company internally originated $61.0 million and sold $53.5 million of mortgage loans held-for-sale during the nine months ended September 30, 2016. The gain recorded on sales of mortgage loans held-for-sale during the first nine months of 2017 and 2016 was $1.3 million (including a gain on the sale of a group of TDRs that were transferred into held-for-sale during 2016) and $0.8 million, respectively. During the nine months ended September 30, 2017, the Company internally originated $9.3 million and sold $8.4 million of SBA/USDA loans held-for-sale, compared to originations of $4.7 million and sold of $7.1 million during the nine months ended September 30, 2016. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during both the first nine months of 2017 and 2016 was $0.8 million. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $771.8 million and $812.1 million, respectively, for the nine months ended September 30, 2017, as compared to originations and sales of $1,210.8 million and $1,135.3 million, respectively, for the nine months ended September 30, 2016. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $1.3 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the weighted average number of days outstanding of warehouse loans held-for-investment was 10 days. Despite the decrease in production through the first nine months of 2017, and due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

As of September 30, 2017 and December 31, 2016, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $27,000 as of both September 30, 2017 and December 31, 2016.

The future realization of the Company’s federal net operating loss carryovers is currently limited to $325,000 per year. The Company expects to fully utilize $325,000 of federal net operating loss carryovers in 2017.

Deposits

Total deposits were $676.4 million at September 30, 2017, an increase of $48.0 million from $628.4 million at December 31, 2016. The increase was comprised of an increase of $63.6 million in non-maturing deposits, partially offset by a decrease of $15.6 million in time deposits.

Non-maturing deposits increased to $454.3 million at September 30, 2017, due to an $10.3 million increase in noninterest-bearing demand deposits and a $69.8 million increase in savings and money market deposits, partially offset by a $16.5 million decrease in interest-bearing demand deposits. The increase in non-maturing deposits was due to our continued strategy to grow core deposits, which includes a focus on the development of commercial relationships. Time deposits decreased to $222.1 million as of September 30, 2017, due to a decrease of $25.4 million in brokered deposits, a decrease of $4.4 million in non-brokered Internet certificates of deposit and a decrease of $3.3 million in our standard certificates of deposit, partially offset by an increase of $17.5 million in deposits related to a retail certificates of deposit promotion.

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

Federal Home Loan Bank Advances

As of September 30, 2017 and December 31, 2016, advances from the FHLB were as follows:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Maturity on January 30, 2017, fixed rate at 0.61%	$-	$50,000
Maturity on June 20, 2017, fixed rate 0.73%	-	833
Maturity on June 20, 2017, fixed rate 0.91%	-	10,000
Maturity on October 16, 2017, fixed rate at 1.16%	8,000	-
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	1,750	2,500
Maturity on May 18, 2020, fixed rate at 1.56%	36,667	-
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.32% as of September 30, 2017 and at 0.80% as of December 31, 2016	44,000	65,000
Total	$150,842	$188,758

The FHLB advances had a weighted-average maturity of 23 months and a weighted-average rate of 1.79% at September 30, 2017. The value of portfolio loans posted by the Company as collateral for these advances was $375.3 million as of September 30, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $123.2 million at September 30, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with portfolio loans and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of September 30, 2017, fair value exceeded the book value of the individual advances by $0.8 million, which was collateralized by portfolio loans (included in the $375.3 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $34.7 million as of September 30, 2017.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $4.4 million to $91.4 million at September 30, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $3.8 million and other comprehensive income of $0.5 million for the nine months ended September 30, 2017. The other comprehensive income during the first nine months of 2017, which reduced the Company’s accumulated other comprehensive loss as of September 30, 2017, was primarily due to a positive change in the fair value of investment securities as interest rates affecting the fair value of such investments decreased during the first nine months of 2017.

The Company’s equity to assets ratio increased to 9.9% at September 30, 2017, compared with 9.6% at December 31, 2016. As of September 30, 2017, the Bank’s total risk based capital to risk-weighted assets ratio was 12.99%, common equity tier 1 capital to risk-weighted assets ratio was 11.87%, tier 1 capital to risk-weighted assets ratio was 11.87% and tier 1 capital to adjusted assets ratio was 10.03%. These ratios as of December 31, 2016 were 14.83%, 13.58%, 13.58% and 9.44%, respectively. The decrease in risk-weighted capital ratios as of September 30, 2017, compared with those as of December 31, 2016, was primarily due to an increase in risk-weighted assets, due to growth in portfolio loans and a decrease in cash and cash equivalents and investment securities, as well as an increase in the risk weighting of certain portfolio loan categories, partially offset by an increase in capital. The Bank’s capital classification under PCA defined levels as of September 30, 2017 was well-capitalized.

The Company continues to monitor strategies to preserve capital to support our expected growth, including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

General

Net income for the three months ended September 30, 2017 and 2016 was $1.1 million and $1.5 million, respectively. The Company’s annualized return on average total assets ratio and return on average stockholders’ equity ratio were 0.50% and 4.89%, respectively, for the three months ended September 30, 2017, compared with 0.68% and 7.19%, respectively, for the three months ended September 30, 2016. Net income for the three months ended September 30, 2017, decreased $0.4 million as compared to net income in the same period in 2016, primarily due to a decrease in noninterest income of $1.0 million and a decrease in net interest income of $0.1 million, partially offset by a decrease in income tax expense of $0.4 million, a decrease in noninterest expense of $0.2 million, and a decrease in provision expense of $0.1 million.

Net interest income decreased during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to increased interest expense on deposits, the impact of lower balances in investment securities and interest rates on those investment securities, partially offset by increased portfolio loans and other loans outstanding, higher interest rates on those loans, and decreased interest expense for FHLB advances. Noninterest income decreased during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to lower gains on the sale of investment securities and reduced service charges and fees, as well as a decrease in miscellaneous operating income related to an escrow account that was forfeited during the three months ended September 30, 2016, in connection with an OREO sale. Noninterest expense decreased during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the positive impact of an adjustment to the rate of accrual for FDIC insurance premiums.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended September 30, 2017 and 2016. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$776,391	$8,364	4.31%	$750,222	$7,961	4.24%
Investment securities (2)	40,119	206	2.05%	70,175	372	2.12%
Other interest-earning assets (3)	33,764	141	1.68%	40,383	149	1.47%
Total interest-earning assets	850,274	8,711	4.10%	860,780	8,482	3.94%
Noninterest-earning assets	38,967			48,523
Total assets	$889,241			$909,303

Interest-bearing liabilities:
Interest-bearing demand accounts	$101,132	$102	0.40%	$102,012	$113	0.45%
Savings deposits	59,351	18	0.12%	59,028	17	0.11%
Money market accounts	229,403	553	0.96%	142,374	243	0.68%
Time deposits	217,108	690	1.27%	239,524	589	0.98%
Federal Home Loan Bank advances	117,812	595	2.02%	217,941	658	1.21%
Total interest-bearing liabilities	724,806	1,958	1.08%	760,879	1,620	0.85%
Noninterest-bearing liabilities	73,208			61,875
Total liabilities	798,014			822,754
Total stockholders’ equity	91,227			86,549
Total liabilities and stockholders’ equity	$889,241			$909,303

Net interest income		$6,753			$6,862
Net interest spread			3.02%			3.09%
Net interest-earning assets	$125,468			$99,901
Net interest margin (4)			3.18%			3.19%
Average interest-earning assets to average interest-bearing liabilities		117.31%			113.13%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$281	$122	$403
Investment securities	(155)	(11)	(166)
Other interest-earning assets	(26)	18	(8)
Total interest-earning assets	100	129	229

Interest-bearing liabilities:
Interest-bearing demand accounts	(1)	(10)	(11)
Savings deposits	-	1	1
Money market accounts	185	125	310
Time deposits	(59)	160	101
Securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	(384)	321	(63)
Other borrowings	-	-	-
Total interest-bearing liabilities	(259)	597	338

Net interest income	$359	$(468)	$(109)

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Deposit growth and the associated costs, partially offset by loan growth and the decrease in wholesale borrowings, have been the primary contributors to the decrease in net interest income in the third quarter of 2017. Increased deposit costs, partially offset by increased loan yields and lower borrowing costs resulted in the unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income increased $0.2 million to $8.7 million for the three months ended September 30, 2017, as compared to $8.5 million for the three months ended September 30, 2016, due to higher balances in portfolio loans and the increase in loan yields on portfolio loans, partially offset by lower balances in investment securities and lower interest rates on investment securities. Interest income on loans increased to $8.4 million for the three months ended September 30, 2017 from $8.0 million for the three months ended September 30, 2016. This increase was due to an increase in the average balance of loans, which increased $26.2 million to $776.4 million for the three months ended September 30, 2017 from $750.2 million for the three months ended September 30, 2016, and an increase in average yield on loans of 7 basis points to 4.31% for the three months ended September 30, 2017. This increase in average yield on loans is due to rising interest rates, partially offset by a strategic shift to more adjustable rate loans, in order to take advantage of, as well as limit the negative impact of, a potential rising rate environment.

Interest income earned on investment securities decreased $0.2 million to $0.2 million for the three months ended September 30, 2017 from $0.4 million for the three months ended September 30, 2016. This decrease was due to a decrease in the average balance of investment securities of $30.1 million to $40.1 million during the three months ended September 30, 2017, as well as lower interest rates on investment securities during the same period.

Interest Expense

Interest expense increased by $0.3 million to $1.9 million for three months ended September 30, 2017 from $1.6 million for the three months ended September 30, 2016, due to increased interest expenses on deposits, partially offset by a decrease in interest expense on FHLB advances. The increase in interest expense on deposits in the third quarter of 2017, as compared to the third quarter of 2016, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 16 basis points to 0.80% for the three months ended September 30, 2017, as compared to 0.64% for the three months ended September 30, 2016. The decrease in interest expense on FHLB advances for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was due to a decrease in the average balance of FHLB advances, resulting from the Bank’s aggressive strategies to increase funding from core deposits, partially offset by an increase in average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.98% for the three months ended September 30, 2017, up from 0.79% for the three months ended September 30, 2016, primarily due to an increase in the average rates paid on interest-bearing deposits and the average balance in such deposits, as well as higher interest rates related to FHLB advances, partially offset by the lower average balances related to FHLB advances and increased noninterest-bearing deposits.

Net Interest Income

Net interest income decreased $0.1 million to $6.8 million for the three months ended September 30, 2017, from $6.9 million for the three months ended September 30, 2016, due to an increase in interest expense on deposits and the impact of lower balances in investment securities and interest rates on investment securities, partially offset by the increase in portfolio loans, higher interest rates on portfolio loans, and decreased interest expense for FHLB advances.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 7 basis points to 3.02% for the three months ended September 30, 2017, as compared to 3.09% for the three months ended September 30, 2016. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, decreased 1 basis point to 3.18% for the three months ended September 30, 2017, as compared to 3.19% for the three months ended September 30, 2016. The decrease in the net interest rate spread and net interest margin primarily reflected the negative impact on interest income from lower balances in investment securities and lower interest rates on investment securities, and the negative impact on interest expense from higher average rates paid on deposits and an increase in the average balance in such deposits, partially offset by the positive impact on interest income from increasing balances in portfolio loans and other loans and higher interest rates on portfolio loans, and the positive impact on interest expense from declining high fixed-interest rate debt balances.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million during each of the three months ended September 30, 2017 and 2016. The low level of provision expense during each of the three months ended September 30, 2017 and 2016, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had net recoveries during the three months ended September 30, 2017, representing 0.01% of average portfolio loans, while net charge-offs were $0.1 million for the three months ended September 30, 2016, representing 0.06% of average portfolio loans.

Noninterest Income

The components of noninterest income for the three months ended September 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$452	$592	$(140)	(23.6)%
Gain on sale of securities available-for-sale	9	493	(484)	(98.2)%
Gain on sale of portfolio loans	-	9	(9)	(100.0)%
Gain on sale of loans held-for-sale	186	235	(49)	(20.9)%
Bank owned life insurance earnings	117	117	-	-%
Interchange fees	315	326	(11)	(3.4)%
Other	156	425	(269)	(63.3)%
	$1,235	$2,197	$(962)	(43.8)%

Noninterest income for the three months ended September 30, 2017 decreased $1.0 million to $1.2 million, as compared to $2.2 million for the three months ended September 30, 2016. The decrease in noninterest income during the third quarter of 2017, as compared with the same period in 2016, was primarily due to lower gains on the sale of investment securities and reduced service charges and fees, the latter reflecting an improving economic climate and shifting customer demographics and preferences, as well as a decrease in miscellaneous operating income related to an escrow account that was forfeited in the year-earlier period in connection with an OREO sale (included in Other in the table above).

For the three months ended September 30, 2017, gains on sales of mortgage loans held-for-sale were $266,000, deferred fees on mortgage loans held-for-sale were $69,000, gains on sales of SBA/USDA loans held-for-sale were $31,000 and net amortization expense recognized for the servicing of SBA/USDA loans held-for-sale were $43,000. By comparison, for the three months ended September 30, 2016, gains on sales of mortgage loans held-for-sale were $626,000, deferred fees on mortgage loans held-for-sale were $343,000, gains on sales of SBA/USDA loans held-for-sale were $8,000 and net amortization expense recognized for the servicing of SBA/USDA loans held-for-sale were $56,000.

The Company expects gains on sales of loans held-for-sale to increasingly contribute towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the three months ended September 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$3,544	$3,562	$(18)	(0.5)%
Occupancy and equipment	642	658	(16)	(2.4)%
Federal Deposit Insurance Corporation insurance premiums	34	135	(101)	(74.8)%
Foreclosed assets, net	(6)	-	(6)	n/a
Data processing	581	587	(6)	(1.0)%
Outside professional services	458	487	(29)	(6.0)%
Collection expense and repossessed asset losses	82	101	(19)	(18.8)%
Other	810	836	(26)	(3.1)%
	$6,145	$6,366	$(221)	(3.5)%

Noninterest expense decreased $0.2 million to $6.2 million for the three months ended September 30, 2017, from $6.4 million for the three months ended September 30, 2016. The decrease in noninterest expense during the third quarter of 2017, as compared with the same period in 2016, primarily reflected the positive impact of an adjustment to the rate of accrual for FDIC insurance premiums.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $0.5 million and $0.9 million in income tax expense for the three months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate was 33.5% and 37.1% for the third quarter of 2017 and 2016, respectively. This decrease was primarily due to decreased pretax earnings during the three months ended September 30, 2017, as compared with the same period in 2016, while permanent differences remained stable. The future realization of the Company’s federal net operating loss carryovers is currently limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

General

Net income for the nine months ended September 30, 2017 and 2016 was $3.8 million and $4.4 million, respectively. The Company’s annualized return on average total assets ratio and return on average stockholders’ equity ratio were 0.58% and 5.61%, respectively, for the nine months ended September 30, 2017, compared with 0.66% and 6.98% respectively, for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017, decreased $0.6 million as compared to net income in the same period in 2016, primarily due to a decrease in noninterest income of $1.6 million and an increase in noninterest expense of $0.1 million, partially offset by a decrease in income tax expense of $0.5 million, an increase in net interest income of $0.4 million, and a decrease in provision expense of $0.1 million.

Net interest income increased during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income decreased during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to lower gains on the sale of investment securities, lower gains on the sale of portfolio loans, and reduced service charges and fees, as well as a decrease in miscellaneous operating income related to an escrow account that was forfeited during the three months ended September 30, 2016, in connection with an OREO sale, partially offset by higher gains on the sale of loans held-for-sale. Noninterest expense increased during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to increased data processing expenses associated with ongoing efforts to improve the Company’s IT infrastructure, partially offset by a decrease in occupancy and equipment expense and the positive impact of an adjustment to the rate of accrual for FDIC insurance premiums.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the nine months ended September 30, 2017 and 2016. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$744,388	$23,861	4.27%	$716,189	$23,399	4.36%
Investment securities (2)	45,251	777	2.29%	84,521	1,315	2.07%
Other interest-earning assets (3)	37,433	382	1.36%	36,264	470	1.73%
Total interest-earning assets	827,072	25,020	4.03%	836,974	25,184	4.01%
Noninterest-earning assets	40,898			50,711
Total assets	$867,970			$887,685

Interest-bearing liabilities:
Interest-bearing demand accounts	$113,967	$397	0.46%	$103,177	$340	0.44%
Savings deposits	59,362	53	0.12%	59,070	46	0.10%
Money market accounts	202,569	1,339	0.88%	124,710	585	0.63%
Time deposits	225,161	1,923	1.14%	230,046	1,635	0.95%
Securities sold under agreements to repurchase	-	-	-%	109	1	1.56%
Federal Home Loan Bank advances	107,011	1,532	1.91%	229,147	3,220	1.87%
Other borrowings (4)	-	-	1.27%	55	1	1.62%
Total interest-bearing liabilities	708,070	5,244	0.99%	746,314	5,828	1.04%
Noninterest-bearing liabilities	70,004			56,959
Total liabilities	778,074			803,273
Total stockholders’ equity	89,896			84,412
Total liabilities and stockholders’ equity	$867,970			$887,685

Net interest income		$19,776			$19,356
Net interest spread			3.05%			2.97%
Net interest-earning assets	$119,002			$90,660
Net interest margin (5)			3.19%			3.08%
Average interest-earning assets to average interest-bearing liabilities		116.81%			112.15%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Average balance and interest expense on other borrowings during the nine months ended September 30, 2017, was less than $500.
(5)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$910	$(448)	$462
Investment securities	(663)	125	(538)
Other interest-earning assets	15	(103)	(88)
Total interest-earning assets	262	(426)	(164)

Interest-bearing liabilities:
Interest-bearing demand accounts	37	20	57
Savings deposits	-	7	7
Money market accounts	456	298	754
Time deposits	(35)	323	288
Securities sold under agreements to repurchase	(1)	-	(1)
Federal Home Loan Bank advances	(1,748)	60	(1,688)
Other borrowings	(1)	-	(1)
Total interest-bearing liabilities	(1,292)	708	(584)

Net interest income	$1,554	$(1,134)	$420

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and the decrease in wholesale borrowings, partially offset by the decrease in investment securities, have been the primary contributors to the increase in net interest income in the first nine months of 2017. Decreased loan yields and increased deposit costs, partially offset by lower borrowing costs resulted in the unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income decreased $0.2 million to $25.0 million for the nine months ended September 30, 2017, as compared to $25.2 million for the nine months ended September 30, 2016, due to the decrease in loan yields on portfolio loans and lower balances in investment securities, partially offset by higher balances in portfolio loans and higher interest rates on investment securities. Interest income on loans increased to $23.9 million for the nine months ended September 30, 2017 from $23.4 million for the nine months ended September 30, 2016. This increase was due to an increase in the average balance of loans, which increased $28.2 million to $744.4 million for the nine months ended September 30, 2017 from $716.2 million for the nine months ended September 30, 2016, offset by a decrease in average yield on loans of 9 basis points to 4.27% for the nine months ended September 30, 2017. This decrease in average yield on loans is due to a strategic shift to more adjustable rate loans, in order to take advantage of, as well as limit the negative impact of, a potential rising rate environment.

Interest income earned on investment securities decreased $0.5 million to $0.8 million for the nine months ended September 30, 2017 from $1.3 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in the average balance of investment securities of $39.3 million to $45.2 million during the nine months ended September 30, 2017, partially offset by higher interest rates on investment securities during the same period.

Interest Expense

Interest expense declined by $0.6 million to $5.2 million for nine months ended September 30, 2017 from $5.8 million for the nine months ended September 30, 2016, due to the decrease in interest expense on FHLB advances, partially offset by increased interest expenses on deposits. The increase in interest expense on deposits in the first nine months of 2017, as compared to the first nine months of 2016, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 13 basis points to 0.74% for the nine months ended September 30, 2017, as compared to 0.61% for the nine months ended September 30, 2016. The decrease in interest expense on FHLB advances for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was due to a decrease in the average balance of FHLB advances, resulting from the Bank’s aggressive strategies to increase funding from core deposits, partially offset by an increase in average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.90% for the nine months ended September 30, 2017, down from 0.97% for the nine months ended September 30, 2016, primarily due to the lower average balances related to FHLB advances and increased noninterest-bearing deposits, partially offset by an increase in the average rates paid on interest-bearing deposits and the average balance in such deposits, as well as an increase in interest rates related to FHLB advances.

Net Interest Income

Net interest income increased $0.4 million to $19.8 million for the nine months ended September 30, 2017, from $19.4 million for the nine months ended September 30, 2016, due to the increase in portfolio loans, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 8 basis points to 3.05% for the nine months ended September 30, 2017, as compared to 2.97% for the nine months ended September 30, 2016. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 11 basis point to 3.19% for the nine months ended September 30, 2017, as compared to 3.08% for the nine months ended September 30, 2016. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, the positive impact on interest income from higher interest rates on investment securities, and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, the negative impact on interest income from lower balances in investment securities, and the negative impact on interest expense from higher average rates paid on deposits and an increase in the average balance in such deposits.

Provision for Portfolio Loan Losses

Provision expense was $0.5 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively. The low level of provision expense during each of the nine months ended September 30, 2017 and 2016, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had net charge-offs of $0.2 million during each of the nine months ended September 30, 2017 and 2016, representing 0.04% of average portfolio loans.

Noninterest Income

The components of noninterest income for the nine months ended September 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$1,340	$1,788	$(448)	(25.1)%
Gain on sale of securities available-for-sale	409	1,321	(912)	(69.0)%
Gain on sale of portfolio loans	-	227	(227)	(100.0)%
Gain on sale of loans held-for-sale	2,119	1,598	521	32.6%
Bank owned life insurance earnings	352	349	3	0.9%
Interchange fees	983	1,033	(50)	(4.8)%
Other	512	991	(479)	(48.3)%
	$5,715	$7,307	$(1,592)	(21.8)%

Noninterest income for the nine months ended September 30, 2017 decreased $1.6 million to $5.7 million, as compared to $7.3 million for the nine months ended September 30, 2016. The decrease in noninterest income during the first nine months of 2017, as compared with the same period in 2016, was primarily due to lower gains on the sale of investment securities, lower gains on the sale of portfolio loans, and reduced service charges and fees, the latter reflecting an improving economic climate and shifting customer demographics and preferences, as well as a decrease in miscellaneous operating income related to an escrow account that was forfeited in the year-earlier period in connection with an OREO sale (included in Other in the table above), partially offset by higher gains on the sale of loans held-for-sale.

For the nine months ended September 30, 2017, gains on sales of mortgage loans held-for-sale were $1,604,000 (including a gain of $585,000 on the sale of a group of TDRs that were transferred into held-for-sale during 2016), deferred fees on mortgage loans held-for-sale were $257,000, gains on sales of SBA/USDA loans held-for-sale were $523,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale were $248,000. By comparison, for the nine months ended September 30, 2016, gains on sales of mortgage loans held-for-sale were $1,298,000, deferred fees on mortgage loans held-for-sale were $486,000, gains on sales of SBA/USDA loans held-for-sale were $730,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale were $56,000.

The Company expects gains on sales of loans held-for-sale to increasingly contribute towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the nine months ended September 30, 2017 and 2016 were as follows:

			Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)
Compensation and benefits	$10,558	10,532	$26	0.2%
Occupancy and equipment	1,745	1,863	(118)	(6.3)%
Federal Deposit Insurance Corporation insurance premiums	290	473	(183)	(38.7)%
Foreclosed assets, net	293	254	39	15.4%
Data processing	1,774	1,556	218	14.0%
Outside professional services	1,557	1,497	60	4.0%
Collection expense and repossessed asset losses	316	363	(47)	(12.9)%
Other	2,658	2,536	122	4.8%
	$19,191	$19,074	$117	0.6%

Noninterest expense increased $0.1 million to $19.2 million for the nine months ended September 30, 2017, from $19.1 million for the nine months ended September 30, 2016. The increase in noninterest expense during the first nine months of 2017, as compared with the same period in 2016, primarily reflected increased data processing expenses associated with ongoing efforts to improve the Company’s IT infrastructure, partially offset by a decrease in occupancy and equipment expense and the aforementioned adjustment to the rate of accrual for FDIC insurance premiums.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $2.1 million and $2.6 million in income tax expense for the nine months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate was 35.2% and 37.1% for the first nine months of 2017 and 2016, respectively. This decrease was primarily due to decreased pretax earnings during the nine months ended September 30, 2017, as compared with the same period in 2016, while permanent differences remained stable. The future realization of the Company’s federal net operating loss carryovers is currently limited to $325,000 per year. Income taxes are discussed in further detail in Note 11. Income Taxes of the Notes contained in this Report.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 10 days during the nine months ended September 30, 2017 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

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

As of September 30, 2017, the Bank had additional borrowing capacity of $123.2 million with the FHLB. The Bank’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of September 30, 2017, included the ability to borrow up to approximately $25.0 million under the Primary Credit program, based solely on the current amount of loans the Bank has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of September 30, 2017, the Bank had liquidity sources through a $10.0 million line of credit for repurchase and reverse repurchase transactions, as well as one $20.0 million, one $17.0 million, one $10.0 million, and three $5.0 million lines of credit, all with private financial institutions. As of September 30, 2017, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. Unpledged investment securities were approximately $34.7 million as of September 30, 2017.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of September 30, 2017, the Bank had brokered deposits of $87.0 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of September 30, 2017, the Bank had deposits from this service of $4.7 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long-term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at September 30, 2017, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

For the first nine months of 2017, cash and cash equivalents decreased $17.7 million to $42.2 million as of September 30, 2017, as compared to $59.9 million as of December 31, 2016, due to the continued deployment of funds, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For the first nine months of 2017, cash used in investing activities of $46.9 million exceeded cash provided by operating activities of $19.1 million and financing activities of $10.1 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $812.1 million, proceeds from FHLB advances of $457.7 million, proceeds from the maturities and payments of investment securities of $78.8 million, proceeds from sales of loans held-for-sale of $56.9 million, net increases in deposits of $48.0 million and proceeds from the redemption of FHLB stock of $19.8 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $771.8 million, the repayment of FHLB advances of $495.6 million, net increases in portfolio loans of $99.9 million (excluding the purchase of such loans), the purchase of investment securities of $57.1 million, originations of loans held-for-sale of $41.9 million, the purchase of portfolio loans of $18.3 million and the purchase of FHLB stock of $18.2 million.

For the first nine months of 2016, cash provided by financing activities of $86.1 million and operating activities of $0.1 million exceeded cash used in investing activities of $59.9 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1,135.3 million, proceeds from FHLB advances of $943.0 million, net increases in deposits of $75.1 million, proceeds from the sale of investment securities of $66.5 million, proceeds from sales of loans held-for-sale of $65.3 million and proceeds from the sale of portfolio loans of $31.3 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1,210.8 million, the repayment of FHLB advances of $922.0 million, net increases in portfolio loans of $67.1 million (excluding the purchase of such loans) and originations of loans held-for-sale of $65.7 million.

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

The Bank’s estimated exposure to interest rate risk as of September 30, 2017 and December 31, 2016 is as follows:

				Net Present Value as a Percentage of Present Value of Assets (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
As of September 30, 2017:
+300	$105,364	$(14,225)	(11.9)%	12.21%	(71)	$25,212	$(2,065)	(7.6)%
+200	111,628	(7,961)	(6.7)%	12.62%	(18)	25,956	(1,321)	(4.8)%
+100	116,717	(2,872)	(2.4)%	12.89%	(3)	26,660	(617)	(2.3)%
0	119,589	-	-	12.92%	-	27,277	-	-
-100	112,052	(7,537)	(6.3)%	11.88%	(75)	26,776	(501)	(1.8)%

As of December 31, 2016:
+300	$87,247	$(24,235)	(21.7)%	10.36%	(192)	$24,754	$(1,454)	(5.5)%
+200	97,614	(13,868)	(12.4)%	11.28%	(100)	25,271	(937)	(3.6)%
+100	105,848	(5,634)	(5.1)%	11.92%	(36)	25,768	(440)	(1.7)%
0	111,482	-	-	12.28%	-	26,208	-	-
-100	108,611	(2,871)	(2.6)%	11.75%	(53)	26,435	227	0.9%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	Present Value of Assets (PVA) represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s liabilities re-price faster than its assets, therefore, as interest rates rise, net interest income would decrease at a greater rate than if interest rates decline. Additionally, in an upward rate environment, net present value of the Company’s cash flows would decline, and the level of such decline would tend to exceed the level of decline in a downward rate environment. This tendency is due to several factors including, but not limited to, the percentage of fixed rate residential and commercial loans, the retail and wholesale funding mix, and extension risk in the assets. Overall, the Company’s sensitivity remains moderately liability sensitive with modest margin compression expected in a rising interest rate environment; however, the Company’s sensitivity continues to move towards a more neutral position due to an increase in adjustable rate loans and core deposits, as well as longer initial term on wholesale funding borrowings. The relative improvement in the effects of rate shocks on NPV at September 30, 2017, compared with December 31, 2016, relates to the improved mix of adjustable rate loans and growth in noninterest-bearing demand deposits and capital levels.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended September 30, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended September 30, 2017, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: November 9, 2017	By:	/s/ John K. Stephens, Jr.

John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Tracy L. Keegan

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

