Form 10-K
period 2017-12-31
Atlantic Coast Financial CORP
filed 2018-03-16
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2018 was 15,552,833 shares, par value $0.01 per share. The aggregate market value of common stock outstanding held by non-affiliates of the registrant as of June 30, 2017 was $107,887,189.

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

2

ATLANTIC COAST FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

Table of Contents, continued

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Report) contains forward-looking statements concerning Atlantic Coast Financial Corporation and Atlantic Coast Bank that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: the Ameris merger, our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the continued suspension of dividends or share repurchases; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Recent Events

Agreement and Plan of Merger with Ameris Bancorp

On November 16, 2017, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Ameris Bancorp, a Georgia corporation (Ameris). Pursuant to the Merger Agreement, the Company will merge into Ameris, with Ameris as the surviving entity (the Ameris Merger). The Merger Agreement provides that, immediately following the Ameris Merger, the Bank will be merged into Ameris Bank, a Georgia bank wholly owned by Ameris, with Ameris Bank as the surviving entity (the Bank Merger).

Under the terms and subject to the conditions of the Merger Agreement, the Company’s stockholders will have the right to receive $1.39 in cash and 0.17 shares of Ameris common stock for each share of the common stock of the Company they hold. The Merger Agreement provides that immediately prior to the closing of the Ameris Merger, the Company’s outstanding restricted stock awards will fully vest and be converted into the right to receive the same merger consideration per share as other outstanding shares of the Company’s common stock.

The Merger Agreement has been unanimously approved by the boards of directors of the Company and Ameris. The closing of the Ameris Merger is subject to the required approval of the Company’s stockholders, requisite regulatory approvals and other customary closing conditions. The Ameris Merger is expected to close during the second quarter of 2018.

Market Areas

The Bank’s primary deposit customers reside in Northeast Florida, Central Florida and Southeast Georgia markets with our lending areas primarily covering those same markets. The Bank operates seven branches and has its home and executive offices (which includes a stand-alone ATM) in greater Jacksonville, Florida, and three branches in Southeast Georgia. The Florida branches include Jacksonville Beach, Neptune Beach, the Southside of Jacksonville, Arlington, Julington Creek, the Westside of Jacksonville, and Orange Park. The Georgia branches include Waycross (two locations, one of which has a drive-up facility in addition to the branch) and Douglas. In addition to its branches, the Bank has mortgage lending offices in Clearwater, Florida, and in Saint Simons Island, Georgia, a general lending office in Savannah, Georgia, as well as a combined mortgage lending and commercial banking office in Lake Mary (Orlando), Florida. The office in Lake Mary includes a small business lending group, which primarily funds small business loans in Florida, Georgia, North Carolina and South Carolina.

Although the majority of the Bank’s operations are in its primary market areas of Northeast Florida, Central Florida and Southeast Georgia, the Bank will also originate and purchase portfolio loans collateralized by property outside these areas.

Florida Market Area

The city of Jacksonville, Florida ranks as the 12th largest city in the United States in terms of population, with an estimated 926,000 residents, based on 2016 estimates. When including the three beach cities east of Jacksonville, along with surrounding counties, the Jacksonville metropolitan area has an estimated 1,500,000 residents, based on 2016 estimates. The Jacksonville metropolitan area, with deposits of approximately $59 billion as of June 30, 2017, is the third largest market in Florida by deposits. Jacksonville has an estimated median household income of $59,300, and the unemployment rate was 3.4% at December 31, 2017. There are a number of large companies with corporate or regional headquarters located in the Jacksonville metropolitan area, including four Fortune 1000 companies whose corporate headquarters are located in or near the city.

The city of Orlando, Florida ranks as the 73rd largest city in the United States in terms of population, with an estimated 277,000 residents, based on 2016 estimates. When including the surrounding counties, the Orlando metropolitan area has an estimated 2,500,000 residents, based on 2016 estimates. The Orlando metropolitan area, with deposits of approximately $48 billion as of June 30, 2017, is the fourth largest market in Florida by deposits. Orlando has an estimated median household income of $56,000, and the unemployment rate was 3.3% at December 31, 2017. There are a number of large companies with corporate or regional headquarters located in the Orlando metropolitan area, including one Fortune 1000 company whose corporate headquarters is located in or near the city.

The city of Tampa, Florida ranks as the 52nd largest city in the United States in terms of population, with an estimated 377,000 residents, based on 2016 estimates. When including the surrounding counties, the Tampa metropolitan area (which includes Clearwater) has an estimated 3,050,000 residents, based on 2016 estimates. The Tampa metropolitan area, with deposits of approximately $82 billion as of June 30, 2017, is the second largest market in Florida by deposits. Tampa has an estimated median household income of $53,000, and the unemployment rate was 3.4% at December 31, 2017. There are a number of large companies with corporate or regional headquarters located in the Tampa metropolitan area, including seven Fortune 1000 companies whose corporate headquarters are located in or near the city.

Georgia Market Area

The Bank was established in Waycross, Georgia, the county seat of Ware County, and began as a credit union for the Atlantic Coast Line Railroad and then the Seaboard System Railroad, which is now a part of CSX Transportation. Waycross has an estimated population of 14,000, based on 2016 estimates, with an estimated median household income of $25,000. The unemployment rate in Waycross was 4.4% at December 31, 2017. One of the largest employers in Waycross is the Satilla Regional Medical Center, with over 1,300 employees. Waycross began as a crossroads for southeastern travel and became a hub for rail traffic in the mid-1800s. Today, it is home to the largest CSX Transportation rail yard on the East Coast, with over 1,200 employees.

Douglas, Georgia, which is in Coffee County, has a population of 12,000, based on 2016 estimates, with an estimated median household income of $31,000. The unemployment rate for Douglas was 5.0% at December 31, 2017. Wal-Mart is the biggest employer in the area, with a retail store and a distribution center, which employs over 900 people. The largest public employer is the Board of Education, with 1,200 employees. Agriculture plays a major role in the area with products that include peanuts, corn, tobacco and cotton. Poultry is also a major part of the economy with a processing plant, operated by Pilgrim’s Pride Corporation, in the area.

Savannah, Georgia, which is in Chatham County, has an estimated population of 147,000, based on 2016 estimates, with an estimated median household income of $36,000. The unemployment rate for the Savannah area was 4.0% at December 31, 2017. The Port of Savannah boasts the largest concentration of import distribution centers on the East Coast and has the largest single container terminal in North America. The terminal is the fourth largest container port in the United States (based on standard units for carrying and handling capacity), with two railroads on the terminal: CSX Transportation and Norfolk Southern Railway.

Competition

The Bank is competitive in attracting deposits and originating real estate and other loans, but faces strong competition in both areas. Historically, most of the Bank’s direct competition for deposits has come from credit unions, community banks, large commercial banks, and thrift institutions within our primary market areas. There are more than 1,700 branches operating in the Bank’s markets, the majority of which are in the Jacksonville, Orlando and Tampa markets.

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

As of June 30, 2017 (the most recent date for which market share peer data is available), the Bank was ranked number 13 in Jacksonville deposit market share, holding $372 million, or less than 1% of total deposits in the area. As of June 30, 2017, the Bank had $20 million in deposits in Orlando and $2 million in Tampa. In Waycross, the Bank was ranked number two with 22% of the deposit market share, holding $199 million as of June 30, 2017. The Bank holds approximately 5% of total deposit market share in Douglas, with $38 million as of June 30, 2017.

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

The Bank also originates warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment). Warehouse lending uses mortgage bankers to originate one- to four-family residential mortgage loans for sale in the secondary market. The third-party originator sells the loans and servicing rights to investors in order to repay the outstanding balance on warehouse loans held-for-investment. The Bank earns interest until the loan is sold and typically earns fee income as well. Loans originated within the warehouse lending program generally have commitments to purchase from investors, are sold with no recourse, and are sold with servicing released to the investor. The weighted average number of days outstanding of warehouse loans held-for-investment was 10 days during 2017.

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

At December 31, 2017, the net loan portfolio totaled $757.5 million, which constituted 77.0% of total assets. Loans carry either a fixed or adjustable rate of interest. Mortgage loans have a longer-term amortization, with maturities generally up to 30 years, with principal and interest due each month. Commercial real estate loans, commercial and industrial loans, commercial construction loans, and multi-family real estate loans generally have larger balances and involve a greater degree of credit risk than one- to four-family residential mortgage loans.

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

At December 31, 2017, the maximum amount we could have loaned to any one borrower and related entities under applicable regulations was approximately $13.7 million, a 15% limit for unsecured loans, and $22.9 million, a 25% limit for amply and entirely secured loans. At December 31, 2017, there were no portfolio loans or group of portfolio loans to related borrowers with outstanding balances in excess of either of these amounts.

The following table presents the composition of the Bank’s net portfolio loans, and other loans (held-for-sale and warehouse), in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$286,671	37.8%	$276,193	43.1%	$276,286	45.8%
Multi-family	65,419	8.6%	70,452	11.0%	83,442	13.9%
Commercial	220,282	29.0%	104,143	16.3%	61,613	10.2%
Land	13,760	1.8%	17,218	2.7%	16,472	2.7%
Total real estate loans	586,132	77.2%	468,006	73.1%	437,813	72.6%

Real estate construction loans:
One- to four-family	8,579	1.1%	22,687	3.5%	22,526	3.7%
Commercial	17,309	2.3%	14,432	2.3%	12,527	2.1%
Acquisition and development	-	0.0%	-	0.0%	-	0.0%
Total real estate construction loans	25,888	3.4%	37,119	5.8%	35,053	5.8%

Other portfolio loans:
Home equity	34,477	4.5%	37,748	5.9%	41,811	6.9%
Consumer	34,743	4.6%	39,232	6.1%	44,506	7.4%
Commercial	78,451	10.3%	57,947	9.1%	44,076	7.3%
Total other portfolio loans	147,671	19.4%	134,927	21.1%	130,393	21.6%

Total portfolio loans	$759,691	100.0%	$640,052	100.0%	$603,259	100.0%

Less:
Allowance for portfolio loan losses	$(8,600)		$(8,162)		$(7,745)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	6,415		7,355		7,993
Total portfolio loans, net	$757,506		$639,245		$603,507

Total other loans (held-for-sale and warehouse loans held-for-investment)	$85,310		$87,724		$50,665

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$237,151	53.0%	$167,455	44.9%
Multi-family	2,999	0.7%	3,197	0.8%
Commercial	50,322	11.3%	48,356	12.9%
Land	11,681	2.6%	12,593	3.4%
Total real estate loans	302,153	67.6%	231,601	62.0%

Real estate construction loans:
One- to four-family	2,580	0.6%	-	0.0%
Commercial	2,939	0.6%	2,582	0.7%
Acquisition and development	-	0.0%	-	0.0%
Total real estate construction loans	5,519	1.2%	2,582	0.7%

Other portfolio loans:
Home equity	46,343	10.4%	52,767	14.1%
Consumer	49,854	11.2%	53,290	14.3%
Commercial	43,119	9.6%	33,029	8.9%
Total other portfolio loans	139,316	31.2%	139,086	37.3%

Total portfolio loans	$446,988	100.0%	$373,269	100.0%

Less:
Allowance for portfolio loan losses	$(7,107)		$(6,946)
Net deferred portfolio loan costs, and premiums and discounts on purchased loans	6,989		5,633
Total portfolio loans, net	$446,870		$371,956

Total other loans (held-for-sale and warehouse loans held-for-investment)	$41,191		$22,179

Portfolio Loans Maturities and Yields

The following table summarizes the contractual maturities of our portfolio loans at December 31, 2017:

	One- to Four-family		Multi-Family
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$48,412	4.03%	$7,452	3.55%
Greater than 1 to 3 years	80,132	4.05	44,115	3.38
Greater than 3 to 5 years	57,816	4.19	5,915	4.22
Greater than 5 to 10 years	82,140	4.20	7,931	4.62
Greater than 10 to 20 years	17,560	4.23	6	4.99
More than 20 years	611	4.15	-	-
Total portfolio loans	$286,671		$65,419

	Commercial Real Estate		Land
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$25,747	4.80%	$5,983	5.06%
Greater than 1 to 3 years	34,390	4.58	5,476	4.58
Greater than 3 to 5 years	63,371	4.37	402	5.63
Greater than 5 to 10 years	86,135	4.48	798	5.44
Greater than 10 to 20 years	10,618	4.39	754	6.19
More than 20 years	21	4.25	347	6.03
Total portfolio loans	$220,282		$13,760

	One- to Four-family Construction (2)			Commercial Construction (2)		Acquisition and Development
	Amount	Weighted Average Rate (%)		Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$-	−	%	$5,362	4.38%	$-	−	%
Greater than 1 to 3 years	-	-		5,470	4.32	-	-
Greater than 3 to 5 years	-	-		2,621	4.14	-	-
Greater than 5 to 10 years	-	-		2,239	3.38	-	-
Greater than 10 to 20 years	1,701	3.53		-	-	-	-
More than 20 years	6,878	4.26		1,617	5.20	-	-
Total portfolio loans	$8,579			$17,309		$-

	Home Equity		Consumer		Commercial Other
	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$5,993	5.78%	$15,333	9.94%	$27,132	5.12%
Greater than 1 to 3 years	9,307	5.70	9,738	8.14	22,672	4.98
Greater than 3 to 5 years	6,865	5.60	4,672	8.11	11,196	4.94
Greater than 5 to 10 years	8,879	5.36	4,385	8.07	15,109	5.39
Greater than 10 to 20 years	2,733	5.14	615	7.82	1,633	4.86
More than 20 years	700	5.04	-	-	709	4.71
Total portfolio loans	$34,477		$34,743		$78,451

	Total
	Amount	Weighted Average Rate (%)
	(Dollars in Thousands)

1 year or less (1)	$141,414	5.13%
Greater than 1 to 3 years	211,300	4.38
Greater than 3 to 5 years	152,858	4.51
Greater than 5 to 10 years	207,616	4.55
Greater than 10 to 20 years	35,620	4.45
More than 20 years	10,883	4.53
Total portfolio loans	$759,691

(1)	Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(2)	Construction loans include notes that cover both the construction period and the end permanent financing.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate portfolio loans at December 31, 2017 that are contractually due after December 31, 2018:

	Due After December 31, 2018
	Fixed Rate	Adjustable Rate	Total
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$142,451	$95,808	$238,259
Multi-family	40,754	17,213	57,967
Commercial	98,332	96,203	194,535
Land	4,285	3,492	7,777
Total real estate loans	285,822	212,716	498,538

Real estate construction loans:
One- to four-family	5,654	2,925	8,579
Commercial	2,332	9,615	11,947
Acquisition and development	-	-	-
Total real estate construction loans	7,986	12,540	20,526

Other portfolio loans:
Home equity	8,948	19,536	28,484
Consumer	19,340	70	19,410
Commercial	10,832	40,487	51,319
Total other portfolio loans	39,120	60,093	99,213

Total portfolio loans	$332,928	$285,349	$618,277

One- to Four-Family Real Estate Portfolio Lending

As of December 31, 2017, one- to four-family residential mortgage loans totaled $286.7 million, or 37.8% of gross portfolio loans. Generally, one- to four-family residential loans are underwritten based on the applicant’s employment, income, credit history and the appraised value of the subject property. The Bank underwrites all loans on a fully indexed, fully amortizing basis. The Bank will generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. Should a loan be granted with a loan-to-value ratio in excess of 80%, private mortgage insurance would be required to reduce overall exposure to below 80%. Such collateral requirements are intended to protect the Bank from loss in the event of foreclosure.

Properties securing one- to four-family residential mortgage loans are appraised by independent fee appraisers. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Management’s pricing strategy for one- to four-family mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with the Bank’s internal needs. Adjustable-rate mortgage (ARM) loans are tied to a variety of indices, including rates based on U.S. Treasury securities. The majority of ARM loans carry an initial fixed rate of interest for between three and seven years, which then converts to an interest rate that is adjusted based upon the applicable index and in accordance with the promissory note. As of December 31, 2017, the total amount of one- to four-family residential mortgage loans allowing for interest only payments totaled $1.4 million, or 0.5% of the total one- to four-family mortgage loan portfolio, and 0.2% of the total portfolio loans. We do not currently originate or purchase interest-only one- to four-family residential mortgage loans and discontinued such activity in December 2007.

The Bank’s home mortgages are structured with five to 30-year maturities and with amortizations up to 30 years. The majority of the one- to four-family mortgage loans originated are secured by properties located in Northeast Florida, Central Florida and Southeast Georgia. During 2008 and continuing through and including 2017, the Bank implemented stricter underwriting guidelines related to the origination of one- to four-family residential mortgage loans secured by investment property.

All residential real estate loans contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the underlying property that serves as collateral for the loan, subject to certain laws. Loans originated or purchased are generally underwritten and documented pursuant to Freddie Mac or Fannie Mae guidelines.

The Bank also originates investor loans for one- to four-family properties, and the majority of our lending activity has focused on owner-occupied property. We have not in the past, nor do we currently, originate sub-prime loans, option-ARM loans, or other similar loans. We do not currently originate non-QM loans for the Bank’s loan portfolio.

Multi-Family Loans

As of December 31, 2017, multi-family residential loans totaled $65.4 million, or 8.6% of gross portfolio loans. The majority of the loans are to borrowers who are experienced, in-market real estate investors, and are secured by properties located in New York, New York and Philadelphia, Pennsylvania. The majority of the loans were purchased in two separate transactions during 2015; however, the Bank also began originating multi-family residential loans in 2017. The underwriting for multi-family residential loans is based on the cash flow of the property and includes underwriting stresses for interest rate increases and a rise in cap rates. Multi-family residential loans are generally originated with adjustable interest rates based on the prime rate, U.S. Treasury securities, or regional Federal Home Loan Bank (FHLB) indices. Loan-to-value ratios on multi-family residential loans do not exceed 75% of the appraised value of the property securing the loan. These loans require monthly payments, amortize up to 30 years, and generally have maturities of up to 10 years and may carry pre-payment penalties.

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

Commercial Real Estate Lending

The Bank offers commercial real estate loans for both permanent financing and construction/mini-perm financing. Our current strategy has been to focus primarily on permanent financing for owner occupied businesses and income producing properties. These loans are typically secured by single tenant or small retail establishments, office buildings, or other income producing properties located in the Bank’s primary market areas. As of December 31, 2017, permanent commercial real estate loans totaled $220.3 million, or 29.0% of gross portfolio loans.

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

Loans secured by commercial real estate are underwritten based on the cash flow of the borrower or income producing potential of the property and the financial strength of the borrower and guarantors. Loan guarantees are generally obtained from financially capable parties based on a review of personal financial statements. The Bank generally requires commercial real estate borrowers with aggregate balances in excess of $500,000 to submit financial statements, including rent rolls if applicable, annually. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Bank generally requires an income-to-debt service ratio of 1.25 times debt. Additionally, the Bank considers interest and cap rate stresses to account for the potential of rising interest rates and the effect on the borrower’s ability to repay and valuation of the collateral. Assignments of rents and leases are required in order for us to be assured the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial real estate loans are performed by independent, state-licensed fee appraisers. The majority of the properties securing commercial real estate loans are located in the Bank’s market areas.

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

Land Loans

As of December 31, 2017, land loans totaled $13.8 million, or 1.8% of gross portfolio loans. In an effort to prevent potential exposure to additional credit risk, the Bank no longer originates new land loans unless the borrower is acquiring the land as part of the development of a property for individual residential or commercial use. Generally, these loans carry a higher rate of interest than permanent residential loans. The Bank generally assesses the borrower’s ability to repay, credit history, appraised value of the subject property, and the intended end use of the property to underwrite land loans.

Loans secured by land generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and commercial real estate loans.

Real Estate Construction Lending

As of December 31, 2017, real estate construction loans totaled $25.9 million, or 3.4% of gross portfolio loans. The real estate construction portfolio consists of both residential and commercial construction loans. As of December 31, 2017, the Bank had residential construction loans totaling $8.6 million, or 1.1% of gross portfolio loans, and commercial construction loans totaling $17.3 million, or 2.3% of gross portfolio loans.

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

Commercial construction loans are generally made for the construction of commercial, owner-occupied properties and investment income producing properties with tenant leases in place at closing with rents commencing upon completion of construction. These loans are limited to a loan to value not to exceed 80% based on the lesser of construction costs or the appraised value of the property upon completion, and are underwritten based on the owner’s anticipated cash flow or the lease income from tenants.

Home-Equity Lending

The Bank generally originates fixed-term, fully amortizing home equity loans and home equity lines of credit. At December 31, 2017, the home equity portfolio totaled $34.5 million, or 4.5%, of gross portfolio loans. Due to the decline of both real estate values in our market areas and the increased risk inherent with second lien real estate financing, the Bank ceased originating home equity lines of credit in January 2009, but began originating home equity lines of credit again in 2014 under stricter credit criteria. The Bank generally underwrites one- to four-family home equity loans and lines of credit based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Bank will lend up to 80% of the appraised value less any prior liens. In limited circumstances, the Bank may lend up to 90% of the appraised value less any prior liens. This ratio may be reduced in accordance with internal guidelines given the risk and credit profile of the borrower. Properties securing one- to four-family mortgage loans are generally appraised by independent fee appraisers. The Bank requires a title search and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. Currently, home equity loans are retained in our loan portfolio.

The Bank’s home equity lines of credit carry an adjustable interest rate based upon the prime rate of interest and generally have an interest rate floor. As of December 31, 2017, interest only lines of credit totaled $9.9 million, or 28.8% of the total home equity loan portfolio, and 3.1% of total loans collateralized by one- to four-family residential property. All home equity lines of credit have a maximum draw period of 10 years with a repayment period of up to 20 years following such draw period depending on the outstanding balance.

Consumer Loans

The Bank currently offers a variety of consumer loans, primarily manufactured home loans, automobile loans and unsecured loans. At December 31, 2017, consumer loans totaled $34.7 million, or 4.6% of gross portfolio loans.

The most significant component of the Bank’s consumer loan portfolio consists of manufactured home loans originated primarily through an on-site financing broker after being underwritten by the Bank. Loans secured by manufactured homes totaled $21.0 million, or 2.8% of gross portfolio loans as of December 31, 2017. Manufactured home loans have a fixed rate of interest and may carry terms up to 25 years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history. The Bank has not originated manufactured home loans since early in 2011, and does not intend to originate such loans in the future.

Another significant component of our consumer loan portfolio consists of automobile loans. The loans are originated primarily through our branch network and are underwritten by Atlantic Coast Bank. Loans secured by automobiles totaled $5.3 million, or 0.7% of gross portfolio loans as of December 31, 2017. Automobile loans have a fixed rate of interest and may carry terms up to six years. Down payments are required, and the amounts are based on several factors, including the borrower’s credit history.

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

Commercial Business Lending

The Bank also offers commercial business loans that may be secured by assets other than real estate. At December 31, 2017, commercial business loans totaled $78.5 million, or 10.3% of gross portfolio loans. The purpose of these loans is to provide working capital, inventory financing, or equipment financing. Generally, working capital and inventory loans carry a floating rate of interest based on the prime rate plus a margin and mature annually. Loans to finance equipment generally carry a fixed rate of interest and terms of up to seven years. The collateral securing these types of loans is other business assets such as inventory, accounts receivable, and equipment. Once a loan is in the portfolio, the credit department monitors based on loan size, payment status, and borrower risk rating. Relationships with aggregate exposure of $500,000 or greater and lines of credit (regardless of amount) are required to submit financial statements annually. The Bank reviews the performance of these companies and affirms or changes their risk rating accordingly. Loans with borrowers whose risk ratings are classified as monitor or special mention are reviewed and documented quarterly and those rated substandard are reviewed monthly. Loans that become past due 30 days or more are monitored daily and borrower risk ratings are adjusted accordingly. Commercial business loans generally have higher interest rates than other loans in our portfolio because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. In addition, the Bank originates commercial loans through the 7(a) Program and the 504 Program of the SBA, as well as the B&I Program of the USDA.

Loan Originations, Purchases, and Sales

The Bank originates portfolio loans through its branch network, its lending offices, and its call center. Referrals from current customers, advertisements, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations. While the Bank originates both adjustable-rate loans and fixed-rate loans, origination volume is dependent upon customer loan demand within the Bank’s market areas. Demand is affected by local competition, the real estate market and the interest rate environment.

The Bank shut down its internal mortgage origination division in 2012, and moved to a referral model to originate mortgages. However, with the success of the Company’s capital raise in December 2013, the Bank reentered the business of originating one- to four-family residential loans for investment and sale, and intends to continue originating such loans in the future. Additionally, the Company has two mortgage loan production offices, with one in Florida and one in Georgia.

Prior to 2008, the Bank occasionally purchased pools of residential loans originated by other banks when organic growth was not sufficient. These loan purchases were made based on the Bank’s underwriting standards, such as loan-to-value ratios and borrower credit scores. The Bank ceased purchasing pools of loans between 2008 and 2012. However, during 2013, the Bank reentered the business of purchasing pools of residential loans originated by other banks, and intends to continue purchasing such loans to supplement organic growth. The Bank had limited purchase activity during the year ended December 31, 2017. The Bank may purchase pooled loans secured by properties located in areas other than the Bank’s market areas.

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

Delinquent Loans

Total portfolio loans past due 60 days or more totaled $8.1 million, or 1.1% of total portfolio loans at December 31, 2017. Real estate loans 60 days or more past due totaled $7.0 million, or 0.9% of total loans at December 31, 2017. There were no construction loans 60 days or more past due at December 31, 2017. Other portfolio loans (consisting of home equity, consumer, and commercial non-real estate) 60 days or more past due totaled $1.1 million, or 0.1% of total loans at December 31, 2017.

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

The following table sets forth the amounts and categories of the Bank’s nonperforming assets:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Nonperforming portfolio loans
Real estate loans:
One- to four-family	$1,136	$1,533	$2,932	$2,850	$2,677
Multi-family	―	―	―	―	―
Commercial	210	2,276	128	501	―
Land	5,510	5,548	44	111	75

Real estate construction loans:
One- to four-family	―	―	―	―	―
Commercial	―	―	―	―	―
Acquisition and development	―	―	―	―	―

Other portfolio loans:
Home equity	210	58	429	212	400
Consumer	97	237	423	539	229
Commercial	625	502	269	322	―

Total nonperforming portfolio loans	7,788	10,154	4,225	4,535	3,381

Real estate owned
Real estate loans:
One- to four-family	78	308	321	94	191
Multi-family	—	—	—	—	—
Commercial	1,643	2,514	2,628	3,410	3,251
Land	18	—	283	404	1,783

Real estate construction loans:
One- to four-family	—	—	—	—	—
Commercial	—	—	—	—	—
Acquisition and development	—	—	—	—	—

Other portfolio loans:
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	64	―	―	―

Total real estate owned	1,739	2,886	3,232	3,908	5,225

Total nonperforming assets	9,527	13,040	7,457	8,443	8,606

Troubled debt restructurings classified as impaired portfolio loans	$30,889	$34,843	$34,977	$34,881	$34,199

Ratios
Nonperforming portfolio loans to total portfolio loans	1.0%	1.6%	0.7%	1.0%	0.9%
Nonperforming portfolio loans to total assets	0.8%	1.1%	0.5%	0.6%	0.5%
Nonperforming assets to total assets	1.0%	1.4%	0.9%	1.2%	1.2%

At December 31, 2017, the Bank had $7.8 million in nonperforming portfolio loans, or 1.0% of total portfolio loans. Our largest nonperforming portfolio loan at December 31, 2017 was a $5.5 million nonperforming land loan.

Real estate acquired as a result of foreclosure is classified as other real estate owned (OREO). At the time of foreclosure or repossession, the property is recorded at estimated fair value less selling costs, with any write-down charged against the allowance for portfolio loan losses. As of December 31, 2017, the Bank had OREO of $1.7 million.

Portfolio loans for which terms have been modified as a result of the borrower's financial difficulties are considered troubled debt restructurings (TDR). Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR loan has performed for 12 months in accordance with the modified terms, it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans, and as of December 31, 2017, such portfolio loans totaled $5.9 million and included the previously mentioned land loan.

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

In connection with the filing of the Bank’s regulatory reports with the OFR and in accordance with its classification of assets policy, management regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. The total amount of classified assets (consisting primarily of portfolio loans secured by real estate and OREO) represented 13.7% of the Bank‘s equity capital and 1.3% of the Bank’s total assets at December 31, 2017.

There were no portfolio loans classified doubtful or loss at December 31, 2017. Assets classified substandard were $12.4 million at December 31, 2017. The Bank also designates certain portfolio loans as special mention when it is determined a loan relationship should be monitored more closely. Portfolio loans are classified as special mention for a variety of reasons including changes in recent borrower financial condition, changes in borrower operations, changes in value of available collateral, concerns regarding changes in economic conditions in a borrower’s industry, and other matters. A portfolio loan classified as special mention in many instances may be performing in accordance with the loan terms. Special mention portfolio loans were $1.2 million at December 31, 2017. As of December 31, 2017, $7.7 million of classified portfolio loans were on nonperforming status.

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

At December 31, 2017, the allowance was $8.6 million, or 1.1% of total portfolio loans and 110.4% of total nonperforming portfolio loans. The following table sets forth activity in the Bank’s allowance for the years indicated:

	At December 31,
	2017		2016		2015		2014	2013
	(Dollars in Thousands)
Balance at beginning of year	$8,162		$7,745		$7,107		$6,946	$10,889

Charge-offs:
Real estate loans:
One- to four-family	(82)		(353)		(313)		(606)	(4,485)
Multi-family	—		—		—		—	—
Commercial	—		—		—		(191)	(2,452)
Land	—		—		(56)		(8)	(790)
Real estate construction loans:
One- to four-family	—		—		—		—	—
Commercial	—		—		—		—	—
Acquisition and development	—		—		—		—	—
Other portfolio loans:
Home equity	(183)		(141)		(146)		(403)	(2,017)
Consumer	(411)		(566)		(540)		(595)	(2,131)
Commercial	(119)		(91)		—		(119)	(880)
Total charge-offs	(795)		(1,151)		(1,055)		(1,922)	(12,755)

Recoveries:
Real estate loans:
One- to four-family	235		561		356		224	961
Multi-family	—		—		8		—	—
Commercial	—		—		51		83	—
Land	5		32		138		42	63
Real estate construction loans:
One- to four-family	—		—		—		—	—
Commercial	—		—		—		—	—
Acquisition and development	—		—		—		—	—
Other portfolio loans:
Home equity	33		45		56		161	395
Consumer	240		310		277		301	289
Commercial	27		1		—		6	78
Total recoveries	540		949		886		817	1,786

Net charge-offs	(255)		(202)		(169)		(1,105)	(10,969)

Provision for portfolio loan losses	693		619		807		1,266	7,026

Balance at end of year	$8,600		$8,162		$7,745		$7,107	$6,946

Net charge-offs to average total portfolio loans during this year (1)	0.0	%(2)	0.0	%(2)	0.0	%(2)	0.3%	2.8%
Net charge-offs to average nonperforming portfolio loans during this year	2.9%		2.8%		4.1%		28.0%	77.0%
Allowance for portfolio loan losses to nonperforming portfolio loans	110.4%		80.4%		183.31%		156.7%	205.4%
Allowance for portfolio loan losses as % of total portfolio loans (end of year) (1)	1.1%		1.3%		1.3%		1.6%	1.8%

(1)	Total portfolio loans are net of deferred fees and costs and purchase premiums or discounts.
(2)	Net charge-offs were $0.3 million, $0.2 million, and $0.2 million in 2017, 2016 and 2015, respectively; however, the ratio appears as zero due to rounding.

The following table summarizes the allocation of the allowance by portfolio loan category at the dates indicated:

	At December 31,
	2017		2016		2015
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$2,684	37.8%	$3,090	43.1%	$3,142	45.8%
Multi-family	170	8.6%	268	11.0%	217	13.9%
Commercial	2,989	29.0%	2,209	16.3%	1,337	10.2%
Land	159	1.8%	207	2.7%	260	2.7%

Real estate construction loans:
One- to four-family	55	1.1%	159	3.5%	144	3.7%
Commercial	178	2.3%	120	2.3%	116	2.1%
Acquisition and development	—	0.0%	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	604	4.5%	560	5.9%	972	6.9%
Consumer	345	4.6%	457	6.1%	871	7.4%
Commercial	1,342	10.3%	880	9.1%	556	7.3%

Unallocated	74	0.0%	212	0.0%	130	0.0%

Total	$8,600	100.0%	$8,162	100.0%	$7,745	100.0%

	At December 31,
	2014		2013
	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans	Amount of Allowance for Portfolio Loan Loss	Percent of Loans in Each Category to Total Portfolio Loans
	(Dollars in Thousands)

Real estate loans:
One- to four-family	$3,206	53.0%	$3,188	44.9%
Multi-family	28	0.7%	58	0.8%
Commercial	1,023	11.3%	827	12.9%
Land	197	2.6%	224	3.4%

Real estate construction loans:
One- to four-family	16	0.6%	—	0.0%
Commercial	19	0.6%	125	0.7%
Acquisition and development	—	0.0%	—	0.0%

Other portfolio loans:
Home equity	992	10.4%	1,046	14.1%
Consumer	844	11.2%	1,223	14.3%
Commercial	663	9.6%	214	8.9%

Unallocated	119	0.0%	41	0.0%

Total	$7,107	100.0%	$6,946	100.0%

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

At December 31, 2017, $37.7 million of investment securities, representing the entire balance in investment securities, were classified as available-for-sale. The Bank held no non-agency collateralized mortgage-backed securities or non-agency collateralized mortgage obligations, as of December 31, 2017.

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

The following table sets forth the composition of the Company’s investment securities portfolio, excluding FHLB stock, at the dates indicated:

	At December 31,
	2017		2016		2015
	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities	Carrying Amount	% of Total Investment Securities
	(Dollars in Thousands)
Securities available-for-sale:
U.S. Government – sponsored enterprises	$—	—%	$19,997	30.6%	$4,871	4.1%
State and municipal	5,526	14.7%	4,991	7.6%	5,142	4.3%
Mortgage-backed securities – residential (U.S. Government)	23,528	62.4%	27,328	41.9%	101,654	84.6%
U.S. Government collateralized mortgage obligation	2,301	6.1%	3,059	4.7%	8,443	7.0%
Corporate debt	6,328	16.8%	9,918	15.2%	—	—%
Total securities available-for-sale	$37,683	100.0%	$65,293	100.0%	$120,110	100.0%
Total investment securities	$37,683	100.0%	$65,293	100.0%	$120,110	100.0%

Portfolio Maturities and Yields

The composition and scheduled maturities of the investment securities portfolio at December 31, 2017, are summarized in the following table:

	Less than One Year		More than One Year through Five Years		More than Five Years through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
State and municipal	$—	—%	$967	2.83%	$3,727	3.50%
Mortgage-backed securities – residential (U.S. Government)	—	—	—	—	10,260	2.50
U.S. Government collateralized mortgage obligations	—	—	—	—	2,390	1.51
Corporate debt	—	—	—	—	6,536	2.92
Total investment securities	$—	—%	$967	2.83%	$22,913	2.68%

	More than Ten Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
State and municipal	$806	3.10%	$5,500	$5,526	3.32%
Mortgage-backed securities – residential (U.S. Government)	13,915	2.65	24,175	23,528	2.59
U.S. Government collateralized mortgage obligations	—	—	2,390	2,301	1.51
Corporate debt	—	—	6,536	6,328	2.92
Total investment securities	$14,721	2.68%	$38,601	$37,683	2.68%

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

Deposits

The Bank offers a variety of deposit accounts to consumers and businesses with a wide range of interest rates and terms. Deposits consist of noninterest-bearing and interest-bearing demand, savings and money market, and time deposit accounts. The Bank relies primarily on competitive pricing policies, customer service and marketing to attract and retain these deposits. Additionally, the Bank has purchased time deposit accounts from brokers at costs and terms which are comparable or better to time deposits originated in the Bank’s branch offices. The Bank had $74.9 million in brokered deposits at December 31, 2017, of which approximately $38.7 million is included in money market accounts and approximately $36.0 million is included in time deposits.

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

The following table sets forth the distribution of total deposit accounts, by account type, and weighted average annual interest rate payable for each account type, at the dates indicated:

	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate	Average Balance	Percent	Weighted Average Interest Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$67,931	10.10%	—%	$54,407	9.39%	—%	$48,529	10.11%	—%
Interest-bearing demand	110,265	16.39%	0.45%	103,309	17.83%	0.44%	65,057	13.56%	0.16%
Savings	58,986	8.77%	0.12%	58,975	10.18%	0.11%	62,087	12.94%	0.14%
Money market	211,423	31.43%	0.92%	132,923	22.94%	0.66%	112,381	23.42%	0.54%
Total transaction accounts	448,605	66.70%	0.56%	349,614	60.34%	0.40%	288,054	60.03%	0.28%

Time deposits	223,986	33.30%	1.19%	229,815	39.66%	0.96%	191,804	39.97%	0.85%

Total deposits	$672,591	100.00%	0.77%	$579,429	100.00%	0.62%	$479,858	100.00%	0.51%

As of December 31, 2017, the aggregate amount of outstanding retail time deposits in amounts equal to or greater than $100,000 were approximately $150.6 million. The following table sets forth the maturity of those deposits in excess of $100,000 as of December 31, 2017:

Amounts Maturing
(Dollars in Thousands)
Three months or less	$20,305
Over three months through six months	16,387
Over six months through one year	39,823
Over one year to three years	45,628
Over three years	28,414
Total	$150,557

Securities Sold Under Agreements to Repurchase

Information concerning repurchase agreements as of and for the years indicated is summarized as follows:

	As of and For the Years Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)

Balance at end of year	$—	$—	$9,991
Average daily balance outstanding during the year	$—	$82	$31,370
Maximum month-end balance during the year	$—	$—	$66,300
Weighted average coupon interest rate during the year	—%	0.80%	4.89%
Weighted average coupon interest rate at end of year	—%	—%	0.80%
Weighted average maturity (months) at end of year	—	—	—

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

The Bank’s remaining borrowing capacity with the FHLB was $63.3 million at December 31, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of December 31, 2017, fair value exceeded the book value of the individual advances by $0.4 million, which was collateralized by portfolio loans. The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $34.1 million as of December 31, 2017.

The following table sets forth information as to FHLB advances, for the years indicated:

	As of and For the Years Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Balance at end of year	$213,525	$188,758	$207,543
Average daily balance outstanding during the year	$117,216	$223,399	$178,706
Maximum month-end balance during the year	$213,525	$267,425	$237,457

Weighted average coupon interest rate during the year	1.88%	1.70%	2.64%
Weighted average coupon interest rate at end of year	1.77%	1.26%	1.00%
Weighted average maturity (months) at end of year	10	16	19

Subsidiary and Other Activities

At December 31, 2017, the Company did not have any subsidiaries other than the Bank, and the Bank did not have any subsidiaries other than Atlantic Coast Financial Investments, Inc.

Employees

At December 31, 2017, the Company had a total of 165 employees, including 2 part-time employees. The Company’s employees are not represented by any collective bargaining group.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including a fundamental restructuring of the supervisory regime applicable to federal savings banks and bank holding companies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Oversight Council, the FRB and the FDIC.

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

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including state-chartered banks. Most significantly, the new standards prohibit the Bank from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

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

Delayed, Phased-in Implementation. As noted above, many of the provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, the Dodd-Frank Act has already resulted in an increased regulatory burden and compliance, operating and interest expense for the Company and its subsidiaries (including the Bank).

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

Capital Requirements. In accordance with Dodd-Frank, the FRB and the FDIC adopted new capital requirements for depository institutions, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.

The rules also establish a “capital conservation buffer” above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final amended rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final amended rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

In addition, smaller banking institutions (less than $250 billion in consolidated assets) were permitted to make a one-time election to opt-out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excluded from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The Bank elected to opt-out on its March 31, 2015 Call Report.

The rules also contain revisions to the Prompt Corrective Action (PCA) framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the PCA requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well-capitalized:”(i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The rules set forth certain changes for the calculation of risk-weighted assets, which were effective for us beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

As of December 31, 2017, the Bank met the PCA requirements in order to qualify as “well-capitalized.”

Loans-to-One Borrower. Generally, a state-chartered bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, the Bank was in compliance with the loans-to-one borrower limitations.

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

Transactions with Related Parties. A depository institution’s authority to engage in transactions with its affiliates is limited by FDIC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the institution. In addition, FDIC regulations prohibit a depository institution from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The FDIC requires depository institutions to maintain detailed records of all transactions with affiliates.

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

Prompt Corrective Action Regulation. Under the PCA rules, the FDIC is required and authorized to take supervisory actions against undercapitalized depository institutions. For this purpose, a depository institution is placed in one of the following five categories based on the depository institution’s capital:

•	well-capitalized (total risk-based capital ratio of 10% or greater, tier 1 risk-based capital ratio of 8% or greater, common equity tier 1 capital ratio of 6.5% or greater and leverage ratio of 5% or greater);

•	adequately capitalized (total risk-based capital ratio of 8% or greater, tier 1 risk-based capital ratio of 6% or greater, common equity tier 1 capital ratio of 4.5% or greater and leverage ratio of 4% or greater);

•	undercapitalized (total risk-based capital ratio less than 8%, tier 1 risk-based capital ratio less than 6%, common equity tier 1 capital ratio less than 4.5% or leverage ratio less than 4%);

•	significantly undercapitalized (total risk-based capital ratio less than 6%, tier 1 risk-based capital ratio less than 4%, common equity tier 1 capital ratio less than 3% or leverage ratio less than 3%); or

•	critically undercapitalized (ratio of tangible equity to total assets equal to or less than 2%).

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

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to $250,000 by the FDIC. The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 12 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, the Bank was in compliance with this requirement.

Federal Reserve System

FRB regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At December 31, 2017, the Bank was in compliance with these reserve requirements.

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

Capital. The Dodd-Frank Act required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Company had no cumulative preferred stock or trust preferred securities outstanding as of December 31, 2017.

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

The Tax Cuts and Jobs Act (Tax Reform) was enacted on December 22, 2017. The Tax Reform reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions. Accounting guidance required the Company to remeasure its deferred tax assets and deferred tax liabilities using the new enacted tax rate. The Company has recorded additional expense of $1.6 million to reflect changes that resulted from the enactment of the Tax Reform.

Method of Accounting

For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Alternative Minimum Tax

The Company and the Bank have been subject to the alternative minimum tax (AMT) in prior years and have $0.5 million available as credits to offset future tax liability; however, the utilization of the AMT credit carryforward is subject to annual limitation under Internal Revenue Code § 382 (IRC § 382).

Net Operating Loss Carryovers

Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, the Company and the Bank have $5.0 million in net operating loss carryovers for federal income tax purposes which begin to expire in 2027. The utilization of these net operating loss carryovers will be restricted due to Internal Revenue Service (IRS) limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

Internal Revenue Code § 382

Under the rules of IRC § 382, a change in the ownership of a company limits the gross amount of net operating loss carryover a company can use per year (the annual limitation). After a change in ownership occurs, recognition of certain losses during years one to five will have an adverse effect on the utilization of the annual limitation on net operating losses. Those recognized losses will be applied to the annual limitation before the net operating losses are applied. The annual limitation is discussed in detail in Note 14. Income Taxes of the Notes contained in this Report.

Corporate Dividends-Received Deduction

The Company may exclude from its federal taxable income 100% of dividends received from the Bank as a wholly owned subsidiary pursuant to Internal Revenue Code § 243.

State Taxation

Net Operating Loss Carryovers

Net operating losses in Florida may only be carried forward for 20 taxable years; however, a corporation may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Through December 31, 2017, the Company and the Bank had a Florida and Georgia net operating loss carryover of $5.6 million, which begins to expire in 2018. The utilization of these net operating loss carryovers will be restricted due to IRS limitations. See Note 14. Income Taxes of the Notes contained in this Report for additional information.

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

Risks Relating to our Merger with Ameris

Because the market price of Ameris common stock may fluctuate, our shareholders cannot be sure of the market value of the merger consideration they will receive until the closing.

Upon completion of the Ameris Merger, each share of Company common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive (i) 0.17 shares of Ameris common stock and (ii) a cash amount equal to $1.39 ((i) and (ii) together, the merger consideration). The market value of the stock portion of the merger consideration will fluctuate from the closing price of Ameris common stock on the date Ameris and we announced the merger, the date of our special meeting relating to the merger, and the date the merger is completed and thereafter. There will be no adjustment to the merger consideration for changes in the market price of either shares of Ameris common stock or shares of Company common stock; provided that if (i) the average closing price of Ameris common stock over a specified period prior to completion of the merger decreases below certain specified thresholds and (ii) we elect to terminate the merger agreement due to such decrease, then Ameris may elect to increase the merger consideration as outlined in the merger agreement. Stock price changes may result from a variety of factors that are beyond the control of Ameris, including, but not limited to, general market and economic conditions, changes in Ameris’ business, operations and prospects, and regulatory considerations. We make no assurances as to whether or when the merger will be completed. Therefore, at the time of our special meeting, shareholders will not know the precise market value of the aggregate merger consideration shareholders will be entitled to receive at the effective time of the merger. You should obtain current market quotations for shares of Ameris and Company common stock before you vote.

The Ameris Merger will not be completed unless important conditions are satisfied or waived, including approval by our shareholders.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, to the extent permitted by law, the merger will not occur or will be delayed and each of Ameris and the Company may lose some or all of the intended benefits of the merger.

The termination fees and the restrictions on third party proposals set forth in the Merger Agreement may discourage others from trying to acquire the Company.

Until the completion of the Ameris Merger, with some exceptions, we are prohibited from participating in any discussion of or otherwise considering any inquiries or proposals that may lead to a proposal to acquire the Company, such as a merger or other business combination transaction, with any person other than Ameris. In addition, we have agreed to pay to Ameris in certain circumstances a termination fee equal to $5.75 million. These provisions could discourage a potential competing acquiror from trying to acquire us even though this third party might be willing to offer greater value to our shareholders than Ameris has offered in the merger. Similarly, such a competing acquiror might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to Ameris in certain circumstances under the Merger Agreement. The payment of any termination fee could also have a material adverse effect on our financial condition.

The Ameris Merger is subject to the receipt of consents and approvals from regulatory authorities that may impose conditions that could have an adverse effect on Ameris.

Before the Ameris Merger can be completed, various approvals or consents must be obtained from bank regulatory authorities. These authorities may impose conditions on the completion of the or require changes to its terms. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the merger. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger that are that are burdensome, not anticipated or cannot be met. If the completion of the merger is delayed, including by a delay in receipt of necessary governmental approvals or waivers, the business, financial condition and results of operations of each company may also be materially adversely affected.

We will be subject to business uncertainties and contractual restrictions while the Ameris Merger is pending.

Uncertainty about the effect of the Ameris Merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations, which could negatively affect our and Ameris combined business operations. These uncertainties may impair our ability to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration of our operations into Ameris’ may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations. Our retention of certain employees also may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Ameris after the merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed.

In addition, in the merger agreement requires us to operate our business in the ordinary course prior to closing and we are restricted from taking certain actions without Ameris’ consent while the merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to our business prior to consummation of the merger or termination of the merger agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

Failure of the Ameris Merger to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact the Company.

If the Ameris Merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our or Ameris’ common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the merger will be consummated. If the consummation of the merger is delayed, the business, financial condition and results of operations of each company may be materially adversely affected. If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the merger.

Additionally, the Ameris/Company Joint Proxy Statement/Prospectus filed on Form S-4, filed on February 14, 2018, includes “Risk Factors” related to the merger and an investment in Ameris’ common stock.

Risks Relating to Our Business and Operations

Repayment risk associated with our adjustable rate loans may increase as interest rates rise.

Given the historically low interest rate environment in recent years, our adjustable rate loans have not been subject to an interest rate environment that causes them to adjust to the maximum level. As interest rates rise, such loans may involve repayment risks resulting from potentially increasing payment obligations by borrowers due to re-pricing. At December 31, 2017, there were approximately $354.7 million in adjustable rate loans, which made up 46.3% of our loan portfolio.

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

The FRB maintained the federal funds rate at the historically low rate of 0.25% during 2014 and through mid-December 2015. The rate was raised to a target rate of 0.50% in December 2015, 0.75% in December 2016, and then 1.00%, 1.25%, and 1.50% in March, June, and December 2017, respectively. It is currently unclear what the FRB intends to do in 2018. The federal funds rate has a direct correlation to general rates of interest, including our interest-bearing deposits. Our mix of asset and liabilities are considered to be sensitive to interest rate changes. Generally, customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the amount of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A similar prepayment risk exists for our investment portfolio which is primarily made up of mortgage-related securities, with the added impact of accelerated recognition of premiums paid to acquire the investment security. A significant reduction in interest income could have a negative impact on our results of operations and financial condition. On the other hand, if interest rates rise, net interest income might be reduced because interest paid on interest-bearing liabilities, including deposits, increases more quickly than interest received on interest-earning assets, including loans and mortgage-backed and related securities. In addition, rising interest rates may negatively affect our financial condition and results of operations because higher rates may reduce the demand for loans and the value of mortgage-related investment securities.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market, including the secondary market for residential mortgage loans, could hurt our business.

As of December 31, 2017, approximately 91.3% of our portfolio loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Real estate values and the real estate markets are generally affected by a variety of factors including, but not limited to, changes in economic conditions, fluctuations in interest rates, the availability of credit, changes in tax laws and other statutes, regulations, and policies, and acts of nature. Weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing those loans, which in turn could adversely affect our profitability and asset quality. If we were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Our outstanding commercial real estate, commercial business, construction and multi-family real estate loans and our manufactured home, automobile and other consumer loans, in aggregate, accounted for approximately 55.9% of our total loan portfolio as of December 31, 2017. Generally, management considers these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner occupied residential properties.

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

Our current asset mix and our current investments may not be indicative of our future asset mix and investments, which may make it difficult to predict our future financial and operating performance.

Certain factors make it difficult to predict our future financial and operating performance including, among others: (i) our current asset mix may not be representative of our anticipated future asset mix and may change as we continue to execute on our plans for organic loan origination and banking activities and potentially grow through future acquisitions; (ii) our significant liquid securities portfolio may not necessarily be representative of our future liquid securities position; and (iii) our cost structure and capital expenditure requirements during the periods for which financial information is available may not be reflective of our anticipated cost structure and capital spending as we continue to realize efficiencies in our business, integrate future acquisitions and continue to grow our organic banking platform.

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

Much of our portfolio lending is in one- to four-family residential properties generally located throughout Northeast Florida, Central Florida and Southeast Georgia. Because many of our portfolio loans were originated during a period of rising real estate values and historically low interest rates, based on the Company’s most recent analysis, approximately 2.5% of the residential loan portfolio collateral is deficient due to a decline in real estate values since origination.

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

We continue to hold and acquire OREO which may lead to increased operating expenses and vulnerability to declines in real property values.

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

Noninterest expense, which consists primarily of the costs associated with operating our business, represents a high percentage of the income we generate. The cost of generating our income is measured by our efficiency ratio, which represents noninterest expense divided by the sum of our net interest income and our noninterest income. If we are able to lower our efficiency ratio, our ability to generate income from our operations will be more effective. For the years ended December 31, 2017, 2016, and 2015, our efficiency ratios were 75.2%, 70.1%, and 103.5%, respectively. Generally, this means we spent approximately $0.75, $0.70, and $1.04 during those periods to generate $1.00 of income.

If we are unable to generate noninterest income from sales of loans originated for sale, it could have an adverse effect on our business because service charges and deposit fees are expected to continue to be under pressure.

For the year ended December 31, 2017, our service charges and deposit fees were 25.4% of total noninterest income, while gains from the sale of mortgage loans and the sale of commercial loans originated for sale under government programs was 32.4% of total noninterest income. Gains earned from the sale of mortgage loans originated for sale and from the sale of commercial loans originated for sale under government programs are expected to be an increasingly larger part of our noninterest income under our business strategy. If our plans to increase our mortgage banking business and SBA/USDA lending are not successful, resulting in less loan originations or smaller levels of gains, our operating results could be materially affected.

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

Financial reform legislation may continue to result in new laws and regulations that are expected to increase our costs of operations and compliance.

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

We expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on stockholders’ equity.

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

On July 2, 2013, the federal banking agencies issued final capital rules that substantially amend the regulatory risk-based capital rules applicable to us. The rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply both to our Company, which currently is not subject to formal capital rules, and Atlantic Coast Bank. The final rules resulted in higher regulatory capital standards, which may result in lower returns on equity, require the raising of additional capital, or result in regulatory actions if we were to be unable to comply with such requirements. As of December 31, 2017, the Bank would have been in compliance with the minimum capital requirements set forth in Basel III.

Additionally, in any economic or regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for Atlantic Coast Bank could, also limit our ability to make distributions, including paying dividends or buying back our shares.

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

Banking regulators intensely focus on Anti-Money Laundering and Bank Secrecy Act compliance requirements, particularly the Anti-Money Laundering provisions of the USA PATRIOT Act. There is also scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Banking regulators and examiners are aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to institutions’ Bank Secrecy Act and Anti-Money Laundering compliance. Consequently, a number of formal enforcement actions have been issued against Florida financial institutions.

In order to comply with regulations, guidelines, and examination procedures in this area, the Bank has been required to adopt new policies and procedures and to install new systems. If the Bank has policies, procedures, and systems that are deemed deficient, then the Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan including its acquisition plans.

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

Our business is subject to cybersecurity risks associated with our on-line banking services and our reliance on electronic data transfer. Failure to detect or prevent a breach of our technological infrastructure or information security systems, or those of our third party vendors and other service providers, including as a result of a cyberattack, “hacking” or identity theft, could disrupt our business, result in a disclosure or misuse of confidential or propriety information, damage our reputation, increase our costs, or have an adverse effect on our financial condition and results of operations.

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

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of hackers, terrorists, activists, and other external parties.  As noted, above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks.  Our banking and other businesses rely on our digital technologies, computer and e-mail systems, software and networks to conduct our operations.  In addition, to access our products and services, our clients may use personal smartphones, tablets, personal computers, and other mobile devices that are beyond our control systems.  Although we have information security procedures and controls in places, our technologies, systems, networks and our client’s devices may become the target of cyber-attacks or information security breaches that could result in the misappropriation of clients’ funds, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our client’s confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Therefore, a successful breach could result in significant financial loss to the Company, as well as damage our reputation in the markets we serve, the banking industry in general, and among our counterparties.

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

Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in our common stock is relatively small, approximately 52,000 shares per day in 2017, and sometimes significantly less than that. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price. If our Market Value of Publicly Held Shares (as defined under NASDAQ rules) falls below $5.0 million or the price per share of the common stock falls below $1.00 for a specified amount of time, under applicable NASDAQ rules, we will generally have 180 calendar days from the date of the receipt of the notification from NASDAQ that we have failed to comply with its applicable listing standards to regain compliance with those standards. If we are unable to regain compliance, we may have to transfer the listing of our common stock to the NASDAQ Capital Market or begin trading on the over-the-counter market, which may adversely affect the trading market for our shares.

Our ability to pay dividends is limited.

We have not paid dividends to our common stockholders since July 2009. Our ability to pay dividends is limited by the Merger Agreement, regulatory requirements and the need to maintain sufficient consolidated capital to meet the capital needs of our business, including capital needs related to future growth. The Company’s primary source of funds available for the payment of dividends is the dividend payments we receive from Atlantic Coast Bank.

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

If the Ameris Merger is not consummated for any reason, we may need to obtain additional financing in the future for a variety of reasons, including meeting our regulatory obligations, conducting our ongoing operations, or funding expansion, as well as to respond to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2017, the Company had ten full-service branch offices, one drive-up facility, office space for the home and executive offices (which includes a drive-up ATM) and four lending offices. The Company owns many of these locations; however, the home and executive offices in Jacksonville, Florida, the branch location in Orange Park, Florida, and the four lending offices are all leased.

Management believes the Company’s facilities are suitable for their intended purposes and adequate to support its current and projected business needs. Management continuously reviews the branch and office locations in order to improve the visibility and accessibility of the Bank.

The following table provides a list of the Company’s offices as of December 31, 2017:

	Owned or	Lease Expiration	Net Book Value
Location	Leased	Date (if applicable)	as of December 31, 2017
			(Dollars in Thousands)

Home and Executive Offices:
4655 Salisbury Road, Suites 110 & 350	Leased	May 2020	$129
Jacksonville, Florida 32256

Branch Offices:
10328 Deerwood Park Blvd.	Owned	n/a	1,329
Jacksonville, Florida 32256

8048 Normandy Blvd.	Owned	n/a	878
Jacksonville, Florida 32221

2766 Race Track Road	Owned	n/a	1,755
Jacksonville, Florida 32259

930 University Avenue North	Owned	n/a	914
Jacksonville, Florida 32211

1700 South Third Street	Owned	n/a	1,499
Jacksonville Beach, Florida 32200

1425 Atlantic Blvd.	Owned	n/a	3,398
Neptune Beach, Florida 32233

1567 Kingsley Avenue	Leased	July 2018	459
Orange Park, Florida 32073

1390 South Gaskin Avenue	Owned	n/a	355
Douglas, Georgia 31533

505 Haines Avenue	Owned	n/a	1,840
Waycross, Georgia 31501

2110 Memorial Drive	Owned	n/a	540
Waycross, Georgia 31501

Drive-Up Facility:
400 Haines Avenue	Owned	n/a	71
Waycross, Georgia 31501

Lending Offices:
605 Crescent Executive Court, Suite 112	Leased	November 2018	37
Lake Mary, Florida 32746

107 Hampton Road, Suite 200	Leased	February 2019	4
Clearwater, Florida 33759

400 Main Street, Cottage 6E	Leased	January 2018 (1)	2
Saint Simons Island, Georgia 31522

617 Stephenson Avenue	Leased	February 2019	23
Savannah, Georgia 31405

(1)	This lease term was extended on a month to month basis, subsequent to December 31, 2017.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atlantic Coast Financial Corporation’s common stock is traded on the NASDAQ Global Market under the symbol “ACFC.” As of March 1, 2018, there were 15,552,833 shares of common stock issued and outstanding, with approximately 2,000 stockholders, including stockholders of record and beneficial stockholders.

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

The following table sets forth the quarterly high and low sales prices and cash dividends declared on the Company’s common stock for the years ended December 31, 2017 and 2016:

	High	Low	Cash Dividends
Fiscal 2017:
Fourth quarter (October 1 – December 31)	$9.95	$8.27	$0.00
Third quarter (July 1 – September 30)	8.89	7.05	0.00
Second quarter (April 1 – June 30)	8.35	7.27	0.00
First quarter (January 1 – March 31)	8.27	6.76	0.00

Fiscal 2016:
Fourth quarter (October 1 – December 31)	$7.35	$6.26	$0.00
Third quarter (July 1 – September 30)	6.95	5.84	0.00
Second quarter (April 1 – June 30)	6.50	5.53	0.00
First quarter (January 1 – March 31)	6.20	5.16	0.00

The Company did not repurchase any shares of its common stock during the year ended December 31, 2017.

The table below sets forth information, as of December 31, 2017, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3) (4)
Equity compensation plans approved by stockholders	20,776	$14.95	455,352
Equity compensation plans not approved by stockholders	-	-	-
Total	20,776	$14.95	455,352

(1)	Consists of options to purchase 20,776 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	In accordance with its provisions, the Atlantic Coast Federal Corporation 2005 Stock Option Plan was terminated on July 27, 2015; therefore, no securities remain available for future issuance under this plan.
(4)	The Atlantic Coast Financial Corporation 2016 Omnibus Incentive Plan was approved at the Company’s 2016 Annual Meeting of Stockholders; therefore, 455,352 securities are available for future issuance under this plan.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data of the Company at and for the years indicated. The summary should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data herein.

Selected Consolidated Balance Sheet Data

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)

Total assets	$983,256	$907,459	$857,198	$706,498	$733,633
Cash and cash equivalents	50,409	59,893	23,581	22,398	114,194
Total investment securities	37,683	65,293	120,110	136,618	178,998
Portfolio loans, net	757,506	639,245	603,507	446,870	371,956
Other loans (held-for-sale and warehouse)	85,310	87,724	50,665	41,191	22,179
Federal Home Loan Bank stock, at cost	9,892	8,792	9,517	6,257	5,879

Deposits	675,803	628,413	555,821	440,780	460,098
Total borrowings	213,525	188,758	217,534	189,967	202,800

Total stockholders’ equity	90,660	87,018	80,738	72,336	65,525

Selected Consolidated Statement of Operations Data

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, Except Share Information)
Total interest and dividend income	$34,372	$33,889	$29,796	$28,135	$28,836
Total interest expense	7,378	7,417	8,686	10,512	12,695
Net interest income	26,994	26,472	21,110	17,623	16,141

Provision for portfolio loan losses	693	619	807	1,266	7,026
Net interest income after provision for portfolio loan losses	26,301	25,853	20,303	16,357	9,115
Total noninterest income	6,985	9,247	6,850	6,439	6,328
Total noninterest expense	25,559	25,050	28,942	21,469	26,849
Income (loss) before income tax expense (benefit)	7,727	10,050	(1,789)	1,327	(11,406)

Income tax expense (benefit)	4,559	3,632	(9,507)	-	-
Net income (loss)	$3,168	$6,418	$7,718	$1,327	$(11,406)

Income (loss) per common share:
Basic	$0.21	$0.42	$0.50	$0.09	$(3.23)
Diluted	$0.21	$0.42	$0.50	$0.09	$(3.23)

Dividends declared per common share	$-	$-	$-	$-	$-

Selected Consolidated Financial Ratios and Other Data

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
Interest rate:
Net interest spread (1)	3.06%	3.01%	2.81%	2.41%	2.18%
Net interest margin (2)	3.20%	3.12%	2.95%	2.61%	2.31%

Performance ratios:
Return (loss) on average total assets	0.36%	0.72%	1.00%	0.19%	(1.55)%
Return (loss) on average stockholders’ equity	3.50%	7.54%	9.94%	1.89%	(30.45)%
Ratio of operating expense to average total assets	2.89%	2.81%	3.75%	3.01%	3.64%
Efficiency ratio (3)	75.22%	70.13%	103.51%	89.22%	119.49%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.77%	113.29%	111.67%	113.29%	107.14%
Dividend payout ratio	− %	− %	− %	− %	− %

Credit and liquidity ratios:
Nonperforming assets to total assets	0.97%	1.44%	0.87%	1.20%	1.17%
Nonperforming portfolio loans to total portfolio loans	1.02%	1.57%	0.69%	1.00%	0.89%
Allowance for portfolio loan losses to nonperforming portfolio loans	110.43%	80.38%	183.31%	156.71%	205.44%
Allowance for portfolio loan losses to total portfolio loans	1.12%	1.26%	1.27%	1.57%	1.83%
Net charge-offs to average outstanding portfolio loans	0.04%	0.03%	0.04%	0.27%	2.77%

Capital Ratios:
Average stockholders’ equity to average total assets	10.25%	9.54%	10.07%	9.86%	5.08%
Total capital to risk weighted assets	12.53%	14.83%	13.91%	17.64%	20.47%
Common equity tier 1 capital to risk weighted assets	11.43%	13.58%	12.66%	n/a	n/a
Tier 1 capital to risk weighted assets	11.43%	13.58%	12.66%	16.38%	19.22%
Tier 1 capital to adjusted assets	9.67%	9.44%	9.49%	10.35%	9.73%

Other Data:
Number of full-service branch offices	10	10	11	11	11
Number of loans	5,995	6,319	6,270	6,588	6,835
Number of deposit accounts	30,291	30,615	33,769	34,438	35,960

(1)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Net interest margin represents net interest income divided by average interest earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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

Increasing Revenue By Continuing to Focus on Commercial Lending to Small Businesses, Continuing to Build Our Internal Mortgage Originations, and Growing Our Warehouse Loans Held-For-Investment Operations. In 2014, the Bank began emphasizing increased production in commercial lending to small businesses. As a result, at December 31, 2017, our commercial real estate and commercial business loans totaled $298.7 million, or 39.3% of our loan portfolio. Since the beginning of 2014, the Bank has emphasized the origination of one- to four-family residential mortgage loans in Northeast Florida and Southeast Georgia, and expanded into Central Florida in the beginning of 2015. At December 31, 2017, our one- to four-family residential loan portfolio was $286.7 million, or 37.8% of our loan portfolio. Additionally, during 2012, management shifted our business model to include an emphasis on growth in warehouse loans held-for-investment lending.

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

Continuing Our Proactive Approach to Keeping Nonperforming Assets at a Low Level Through Aggressive Resolution and Disposition Initiatives. As a result of management’s proactive strategy, our nonperforming assets were $9.5 million at December 31, 2017. Management plans to continue to use a proactive strategy to keep nonperforming assets at a low level through loan workout programs with borrowers and enhanced collection practices.

•	A conservative charge-off policy. Management utilizes a conservative charge-off strategy for one- to four-family residential mortgage loans and home equity loans by taking partial or full charge-offs in the period that such loans became nonaccruing, generally when loans are 90 days or more past due.

•	Loan workout programs with borrowers. The Bank is committed to working with responsible borrowers to renegotiate loan terms. The Bank had $30.9 million in TDRs (including $15.7 million of TDRs performing for more than 12 months under the modified terms) at December 31, 2017. TDRs avoid the expense of foreclosure proceedings and holding and disposition expenses of selling foreclosed property and provide us increased interest income.

•	Nonperforming asset sales. As a part of the Bank’s workout program, the Bank continues to accept short sales of residential property by borrowers where such properties are sold at a loss and the proceeds of such sales are paid to us when this action represents the least costly resolution for the Company. Also, when necessary, in order to reduce the expenses of the foreclosure process, including the sale of foreclosed property, the Bank may sell certain nonperforming loans through national loan sales of distressed assets, which may mitigate future losses. During 2017, the Bank did not sell any nonperforming assets through bulk distressed asset sales and does not intend to use bulk distressed asset sales in the near future.

•	Credit risk management. The Bank is committed to enhancing credit administration by improving internal risk management processes. In 2010, an independent risk committee of the Bank’s Board of Directors was established to evaluate and monitor system, market and credit risk. In 2012, the Bank established a broad problem asset resolution program and developed enhanced asset workout plans for each criticized asset.

Strengthening Our Retail Franchise By Growing Noninterest-bearing Deposits and Reducing Our Overall Cost of Deposits. We believe a successful retail franchise results from a strong core customer base that focuses on noninterest-bearing deposits within an overall deposit strategy that offers interest rates that are competitive to its markets, but in line with the overall interest rate environment. Therefore, we remain committed to generating lower-cost and more stable noninterest-bearing deposits and offering our customers other deposit products with interest rates that are fair and meet their financial needs. The Bank complements its attractive deposit products with excellent customer service and a comprehensive marketing program. The Bank will continue to build a core customer base by offering noninterest-bearing and other non-maturity deposits to individuals, businesses and municipalities located in our market areas. Our noninterest-bearing deposits were $63.9 million at December 31, 2017. The average cost of deposits (interest expense on deposits as compared to total average deposits) for the full year of 2017 was 0.77%. In addition to improving our interest rate spread, noninterest-bearing deposits also contribute noninterest income from account related services.

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

The allowance was $8.6 million, or 1.1%, and $8.2 million, or 1.3%, of total portfolio loans outstanding at December 31, 2017 and 2016, respectively. The provision expense for each quarter of 2017, 2016 and 2015, and the total for the respective years is as follows:

	2017	2016	2015
	(Dollars in Millions)

First quarter	$0.1	$0.2	$0.2
Second quarter	0.2	0.2	0.2
Third quarter	0.2	0.2	0.2
Fourth quarter	0.2	0.1	0.2
Total provision for portfolio loan losses (1)	$0.7	$0.6	$0.8

(1)	May not foot due to rounding.

The amount of the allowance and related provision expense can vary over long-term and short-term periods. Changes in economic conditions, the composition of the loan portfolio, and individual borrower conditions can dramatically impact the required level of allowance, particularly for larger individually evaluated loan relationships, in relatively short periods of time. The allowance allocated to individually evaluated loan relationships was $0.5 million at both December 31, 2017 and 2016, respectively. Given the constantly shifting real estate market coupled with changes in borrowers’ financial condition, changes in collateral values, and the overall economic uncertainty that continues to persist, management believes there could be significant changes in individual specific loss allocations in future periods as these factors are difficult to predict and can vary widely as more information becomes available or as projected events change.

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

Management evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the determination date. The Company recorded no OTTI for the years ended December 31, 2017, 2016 and 2015.

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

The deferred tax asset is discussed in further detail in Deferred Income Taxes on page 66 and in Note 14. Income Taxes of the Notes contained in this Report.

Comparison of Financial Condition at December 31, 2017 and 2016

General

Total assets increased $75.8 million, or 8.4%, to $983.3 million at Deecmber 31, 2017, as compared to $907.5 million at December 31, 2016. The increase in assets was funded primarily by increases in non-maturing deposits of $65.2 million, an increase of $24.8 million in Federal Home Loan Bank (FHLB) advances and stockholders’ equity of $3.7 million, as discussed below, partially offset by a decrease in time deposits of $17.8 million. Net portfolio loans increased $118.3 million, while cash and cash equivalents decreased $9.5 million, investment securities decreased $27.6 million and other loans decreased $2.4 million. Total deposits increased $47.4 million, or 7.5%, to $675.8 million at December 31, 2017, from $628.4 million at December 31, 2016. Noninterest-bearing demand accounts increased $4.2 million and savings and money market accounts increased $69.7 million, while interest-bearing demand accounts decreased by $8.7 million and time deposits decreased by $17.8 million during the year ended December 31, 2017. Total borrowings increased by $24.8 million to $213.5 million at December 31, 2017, from $188.7 million at December 31, 2016, due to the aforementioned increase in FHLB advances during 2017, as the Company supplemented its core deposit growth in order to meet its loan funding demand. Stockholders’ equity increased by $3.7 million to $90.7 million at December 31, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $3.2 million and other comprehensive income of $0.3 million for the year ended December 31, 2017.

Following are the summarized comparative balance sheets as of December 31, 2017 and 2016:

	December 31,	December 31,	Increase / (Decrease)
	2017	2016	Amount	%
	(Dollars in Thousands)

Assets:
Cash and cash equivalents	$50,409	$59,893	$(9,484)	(15.8)%
Investment securities	37,683	65,293	(27,610)	(42.3)%
Portfolio loans	766,106	647,407	118,699	18.3%
Allowance for portfolio loan losses	8,600	8,162	438	5.4%
Portfolio loans, net	757,506	639,245	118,261	18.5%
Other loans (held-for-sale and warehouse loans held-for-investment)	85,310	87,724	(2,414)	(2.8)%
Other Assets	52,348	55,304	(2,956)	(5.3)%
Total assets	$983,256	$907,459	$75,797	8.4%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$63,852	$59,696	$4,156	7.0%
Interest-bearing demand	97,350	106,004	(8,654)	(8.2)%
Savings and money market	294,674	224,987	69,687	31.0%
Time	219,927	237,726	(17,799)	(7.5)%
Total deposits	675,803	628,413	47,390	7.5%
Federal Home Loan Bank advances	213,525	188,758	24,767	13.1%
Accrued expenses and other liabilities	3,268	3,270	(2)	(0.1)%
Total liabilities	892,596	820,441	72,155	8.8%
Total stockholders’ equity	90,660	87,018	3,642	4.2%
Total liabilities and stockholders’ equity	$983,256	$907,459	$75,797	8.4%

Cash and Cash Equivalents

Cash and cash equivalents decreased $9.5 million to $50.4 million at December 31, 2017 from $59.9 million at December 31, 2016. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans, fund other interest-earning assets, and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $27.6 million to $37.7 million at December 31, 2017, from $65.3 million at December 31, 2016, primarily due to the maturity of $75.0 million of short-term U.S. Treasury Bills and the sale of $5.0 million of corporate debt during 2017, partially offset by the purchase of $57.0 million of short-term U.S. Treasury Bills during 2017.

All of the $37.7 million and $65.3 million as of December 31, 2017 and 2016, respectively, of investment securities were classified as available-for-sale.

As of December 31, 2017, $25.8 million, or 68.5%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

As of December 31, 2017, no investment securities were pledged as collateral for the FHLB advances or any other borrowings. As of December 31, 2017, $3.2 million of investment securities were pledged as collateral for public fund deposits.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of December 31, 2017 and 2016, excluding loans held-for-sale and warehouse loans held-for-investment:

	December 31, 2017	% of Total Portfolio Loans	December 31, 2016	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$286,671	37.7%	$276,193	43.1%
Multi-family	65,419	8.6%	70,452	11.0%
Commercial	220,282	29.0%	104,143	16.3%
Land	13,760	1.8%	17,218	2.7%
Total real estate loans	586,132	77.2%	468,006	73.1%
Real estate construction loans:
One- to four-family	8,579	1.1%	22,687	3.5%
Commercial	17,309	2.3%	14,432	2.3%
Acquisition and development	–	− %	–	− %
Total real estate construction loans	25,888	3.4%	37,119	5.8%
Other portfolio loans:
Home equity	34,477	4.5%	37,748	5.9%
Consumer	34,743	4.6%	39,232	6.1%
Commercial	78,451	10.3%	57,947	9.1%
Total other portfolio loans	147,671	19.4%	134,927	21.1%

Total portfolio loans	759,691	100.0%	640,052	100.0%
Allowance for portfolio loan losses	(8,600)		(8,162)
Net deferred portfolio loan costs	5,592		5,685
Premiums and discounts on purchased loans, net	823		1,670
Portfolio loans, net	$757,506		$639,245

Total portfolio loans increased $119.6 million, or 18.7%, to $759.7 million at December 31, 2017, as compared to $640.1 million at December 31, 2016, primarily due to originations of $106.0 million of commercial real estate loans and $20.3 million of multi-family loans, as well as the purchase of $18.3 million of portfolio loans, partially offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the year ended December 31, 2017. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loans growth was also partially offset by gross loan charge-offs of $0.8 million and transfers to OREO of nonperforming loans of $1.6 million during 2017.

All portfolio loans originated to small businesses, including SBA and USDA loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), are included in the commercial category of either the Company’s real estate loans, real estate construction loans or other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the commercial category of the Company’s real estate construction loans or other portfolio loans, was $18.3 million and $10.7 million at December 31, 2017 and 2016, respectively. The Company plans to expand the SBA/USDA loans held-for-sale business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances regarding such growth.

The composition of the Bank’s portfolio loans is significantly comprised of one- to four-family residential mortgage loans. As of December 31, 2017, first mortgages (including residential construction loans) and home equity loans totaled $329.7 million, or 43.4% of total portfolio loans. Approximately $22.2 million, or 64.4%, of loans recorded as home equity loans and $317.5 million, or 96.3%, of loans collateralized by one- to four-family residential properties were in a first lien position as of December 31, 2017.

The composition of first mortgages and home equity loans by state as of December 31, 2017 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$215,362	$47,733	$23,576	$286,671
Home equity and lines of credit	18,507	15,161	809	34,477
One- to four-family construction loans	8,324	255	-	8,579
	$242,193	$63,149	$24,385	$329,727

Allowance for Portfolio Loan Losses

The allowance was $8.6 million, or 1.1% of total portfolio loans, at December 31, 2017, compared to $8.2 million, or 1.3% of total portfolio loans, at December 31, 2016.

The activity in the allowance for the year ended December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)

Balance at beginning of year	$8,162	$7,745

Charge-offs:
Real estate loans:
One- to four-family	(82)	(353)
Multi-family	-	-
Commercial	-	-
Land	-	-
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(183)	(141)
Consumer	(411)	(566)
Commercial	(119)	(91)
Total charge-offs	(795)	(1,151)

Recoveries:
Real estate loans:
One- to four-family	235	561
Multi-family	-	-
Commercial	-	-
Land	5	32
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	33	45
Consumer	240	310
Commercial	27	1
Total recoveries	540	949

Net charge-offs	(255)	(202)
Provision for portfolio loan losses	693	619
Balance at end of year	$8,600	$8,162

Net charge-offs to average outstanding portfolio loans	0.04%	0.03%

Net charge-offs were virtually flat during the year ended December 31, 2017 compared with those in 2016, remaining very low at 0.04% of average portfolio loans in 2017 compared to 0.03% in 2016.

Below is a comparative composition of nonperforming assets as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$1,136	$1,533
Multi-family	-	-
Commercial	210	2,276
Land	5,510	5,548
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	210	58
Consumer	97	237
Commercial	625	502
Total nonperforming loans	7,788	10,154
Other real estate owned	1,739	2,886
Total nonperforming assets	$9,527	$13,040

Nonperforming loans to total portfolio loans	1.02%	1.57%
Nonperforming assets to total assets	0.97%	1.44%

Nonperforming loans were $7.8 million, or 1.0% of total portfolio loans, at December 31, 2017, as compared to $10.1 million, or 1.6% of total portfolio loans, at December 31, 2016. The decrease in nonperforming loans was primarily due to nonperforming one- to four-family residential mortgages being reclassified to performing, as well as principal reductions and loan pay-offs of other existing nonperforming loans, partially offset by certain home equity loans and small business loans (included in commercial other portfolio loans) being classified as nonperforming.

During the past few years, and continuing into 2017, the market for disposing of nonperforming assets has become more active. These types of transactions may result in additional losses over the amounts provided for in the allowance; however, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

As of December 31, 2017 and 2016, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

OREO was $1.7 million at December 31, 2017, down $1.2 million from $2.9 million at December 31, 2016, primarily due to the disposal of a $2.6 million foreclosed propertyin the second quarter of 2017, which resulted in a $0.2 million loss, and write-downs of OREO of $0.1 million, partially offset by the foreclosure of a $1.6 million property in the fourth quarter of 2017, which was expected to occur and had been fully reserved for prior to the foreclosure.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$61	$61	$611	$218
Nonperforming (1)	7,788	434	10,154	260
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	1,399	7	308	2
Performing troubled debt restructurings – residential	23,240	1,902	26,229	2,231
Total impaired loans	$32,488	$2,404	$37,302	$2,711

(1)	Balances include nonperforming TDR loans of $5.9 million as of December 31, 2017 and nonperforming TDR loans of $8.2 million as of December 31, 2016. There were no specific reserves for these nonperforming TDRs as of December 31, 2017, while there were $0.2 million of specific reserves for these nonperforming TDRs as of December 31, 2016.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $30.9 million as of December 31, 2017, as compared to $34.8 million at December 31, 2016. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At December 31, 2017, approximately $15.7 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Other loans:
Held-for-sale	$3,623	$7,147
Warehouse loans held-for-investment	81,687	80,577
Total other loans	$85,310	$87,724

Other loans decreased $2.4 million, or 2.8%, to $85.3 million at December 31, 2017, as compared to $87.7 million at December 31, 2016, due to a decrease in originations of mortgage loans held-for-sale, offset by a slight increase in warehouse loans held-for-investment. The decrease in mortgage loans held-for-sale and the slight increase in warehouse loans held-for-investment was primarily due to the generally slowing pace of mortgage refinancing nationwide, as well as the seasonality of mortgage lending. The Company’s overall balance sheet strategy continues to emphasize originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio.

The Company internally originated $37.8 million and sold $51.3 million of mortgage loans held-for-sale during the year ended December 31, 2017. The Company internally originated $72.3 million and sold $69.7 million of mortgage loans held-for-sale during the year ended December 31, 2016. The gain recorded on sales of mortgage loans held-for-sale during 2017 and 2016 was $1.5 million (including a gain on the sale of a group of TDRs that were transferred into held-for-sale) and $1.0 million, respectively. During the year ended December 31, 2017, the Company internally originated $10.4 million and sold $8.7 million of SBA/USDA loans held-for-sale, compared to originations of $13.6 million and sold of $15.8 million during the year ended December 31, 2016. The gain recorded on sales and servicing of SBA/USDA loans held-for-sale during 2017 and 2016 was $0.7 million and $1.0 million, respectively. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $1.1 billion and $1.1 billion, respectively, for the year ended December 31, 2017, as compared to originations and sales of $1.8 billion and $1.8 billion, respectively, for the year ended December 31, 2016. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances for 2017 and 2016 of $1.7 million and $2.7 million, respectively. For the year ended December 31, 2017, the weighted average number of days outstanding of warehouse loans held-for-investment was 10 days. Due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank.

Deferred Income Taxes

Tax Reform was enacted on December 22, 2017. The Tax Reform reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions. Accounting guidance required the Company to remeasure its deferred tax assets and deferred tax liabilities on the date of enactment using the new enacted tax rate. The Company has recorded additional expense of $1.6 million to reflect changes that resulted from the enactment of the Tax Reform because of its net deferred tax asset position. As of both December 31, 2017 and 2016, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on these evaluations, it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $102,000 and $27,000 as of December 31, 2017 and 2016, respectively.

The future realization of the Company’s federal net operating loss carryovers is currently limited to $325,000 per year. The Company expects to fully utilize $325,000 of federal net operating loss carryovers in 2017.

Deposits

Total deposits were $675.8 million at December 31, 2017, an increase of $47.4 million from $628.4 million at December 31, 2016. The increase was comprised of an increase of $65.2 million in non-maturing deposits, partially offset by a decrease of $17.8 million in time deposits.

Non-maturing deposits increased to $455.9 million at December 31, 2017, due to a $4.2 million increase in noninterest-bearing demand deposits and a $69.7 million increase in savings and money market deposits, partially offset by a $8.7 million decrease in interest-bearing demand deposits. The increase in non-maturing deposits was due to our continued strategy to grow core deposits, which includes a focus on the development of commercial relationships. Time deposits decreased to $219.9 million as of December 31, 2017, due to a decrease of $34.5 million in brokered deposits, a decrease of $3.2 million in non-brokered Internet certificates of deposit and a decrease of $8.7 million in our standard certificates of deposit, partially offset by an increase of $28.6 million in deposits related to a retail certificates of deposit promotion.

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

Securities Sold Under Agreements to Repurchase

The Company had no outstanding balance on repurchase agreements as of December 31, 2017 and 2016. Information concerning repurchase agreements as of and for the years ended December 31, 2017, 2016 and 2015, is summarized as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	(Dollars in Thousands)

Average daily balance outstanding during the period	$-		$82		$31,370
Maximum month-end balance during the period	$-		$-		$66,300
Weighted average coupon interest rate during the period	−	%	0.80%		4.89%
Weighted average coupon interest rate at end of period	−	%	−	%	0.80%
Weighted average maturity (months)	-		-		-

The Company had no investment securities posted as collateral under the repurchase agreement as of December 31, 2017 and 2016.

Federal Home Loan Bank Advances

As of December 31, 2017 and 2016, advances from the FHLB were as follows:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)

Maturity on January 30, 2017, fixed rate at 0.61%	$-	$50,000
Maturity on June 20, 2017, fixed rate 0.73%	-	833
Maturity on June 20, 2017, fixed rate 0.91%	-	10,000
Maturity on January 18, 2018, fixed rate at 1.42%	50,000	-
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	1,500	2,500
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.59% as of December 31, 2017 and at 0.80% as of December 31, 2016	101,600	65,000
Total	$213,525	$188,758

The FHLB advances had a weighted-average maturity of 10 months and a weighted-average rate of 1.77% at December 31, 2017. The Company had $405.6 million in portfolio loans posted as collateral for these advances as of December 31, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $63.3 million at December 31, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of December 31, 2017, fair value exceeded the book value of the individual advances by $0.4 million, which was collateralized by portfolio loans (included in the $405.6 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $34.1 million as of December 31, 2017.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $3.7 million to $90.7 million at December 31, 2017, from $87.0 million at December 31, 2016, primarily due to net income of $3.2 million and other comprehensive income of $0.3 million for the year ended December 31, 2017. The other comprehensive income during 2017, which reduced the Company’s accumulated other comprehensive loss as of December 31, 2017, was primarily due to a positive change in the fair value of investment securities as interest rates affecting the fair value of such investments decreased during 2017.

The Company’s equity to assets ratio decreased to 9.2% at December 31, 2017, compared with 9.6% at December 31, 2016. As of December 31, 2017, the Bank’s total risk based capital to risk-weighted assets ratio was 12.53%, common equity tier 1 capital to risk-weighted assets ratio was 11.43%, tier 1 capital to risk-weighted assets ratio was 11.43% and tier 1 capital to adjusted assets ratio was 9.67%. These ratios as of December 31, 2016 were 14.83%, 13.58%, 13.58% and 9.44%, respectively. The decrease in risk-weighted capital ratios at December 31, 2017, compared with December 31, 2016, reflected an increase in risk-weighted assets due to growth in portfolio loans and a decrease in cash and cash equivalents and investment securities, as well as an increase in the risk weighting of certain portfolio loan categories, partially offset by an increase in equity due to accumulated earnings. The charge to remeasure net deferred tax assets, together with merger related expenses, reduced the Company’s Tier 1 (core) capital ratio as of December 31, 2017, by approximately 20 basis points. The Bank’s capital classification under PCA defined levels as of December 31, 2017 was well-capitalized.

The Company continues to monitor strategies to preserve capital to support our expected growth, including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

General

Net income for the year ended December 31, 2017, was $3.2 million, as compared to net income of $6.4 million for the year ended December 31, 2016. The Company’s return on average total assets ratio and return on average stockholders’ equity ratio (both annualized) were 0.36% and 3.50%, respectively, for the year ended December 31, 2017, compared with 0.72% and 7.54%, respectively, for the year ended December 31, 2016. Net income for the year ended December 31, 2017, decreased $3.2 million as compared to net income in 2016, primarily due to a decrease in noninterest income of $2.2 million, an increase in noninterest expense of $0.5 million and an increase in income tax expense of $0.9 million, partially offset by an increase in net interest income of $0.5 million.

Net interest income increased during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the impact of increased portfolio loans and other loans outstanding, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and increased interest expense on deposits. Noninterest income decreased during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to lower gains on the sale of investment securities, lower gains on the sale of portfolio loans, reduced service charges and fees, and a decrease in miscellaneous operating income related to an escrow account that was forfeited in 2016 in connection with an OREO sale, partially offset by higher gains on the sale of loans held-for-sale. Noninterest expense increased during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase in compensation and benefits, increased data processing expenses associated with efforts to improve the Company’s IT infrastructure, an increase in occupancy and equipment expense, and the aforementioned merger-related costs, partially offset by the positive impact of an adjustment to the rate of accrual for FDIC insurance premiums, reducing the amount accrued for the full year, and a decrease in collection expense.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the years ended December 31, 2017 and 2016. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented.

	Year Ended December 31,
	2017			2016
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$758,635	$32,812	4.33%	$725,595	$31,681	4.37%
Investment securities (2)	43,548	978	2.25%	75,364	1,591	2.11%
Other interest-earning assets (3)	40,738	582	1.43%	47,054	617	1.31%
Total interest-earning assets	842,921	34,372	4.08%	848,013	33,889	4.00%
Noninterest-earning assets	40,302			43,565
Total assets	$883,223			$891,578

Interest-bearing liabilities:
Interest-bearing demand accounts	$110,265	$497	0.45%	$103,309	$454	0.44%
Savings deposits	58,986	71	0.12%	58,975	63	0.11%
Money market accounts	211,423	1,936	0.92%	132,923	875	0.66%
Time deposits	223,986	2,666	1.19%	229,815	2,215	0.96%
Securities sold under agreements to repurchase	-	-	− %	82	1	1.56%
Federal Home Loan Bank advances	117,216	2,208	1.88%	223,399	3,808	1.70%
Other borrowings (4)	1	-	1.21%	41	1	1.63%
Total interest-bearing liabilities	721,877	7,378	1.02%	748,544	7,417	0.99%
Noninterest-bearing liabilities	70,801			57,944
Total liabilities	792,678			806,488
Total stockholders’ equity	90,545			85,090
Total liabilities and stockholders’ equity	$883,223			$891,578

Net interest income		$26,994			$26,472
Net interest spread			3.06%			3.01%
Net interest-earning assets	$121,044			$99,469
Net interest margin (5)			3.20%			3.12%
Average interest-earning assets to average interest-bearing liabilities		116.77%			113.29%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Interest expense on other borrowings during the year ended December 31, 2017, was less than $500.
(5)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the year ended December 31, 2017 as compared to the year ended December 31, 2016. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$1,431	$(300)	$1,131
Investment securities	(709)	96	(613)
Other interest-earning assets	(87)	52	(35)
Total interest-earning assets	635	(152)	483

Interest-bearing liabilities:
Interest-bearing demand accounts	31	12	43
Savings deposits	-	8	8
Money market accounts	638	423	1,061
Time deposits	(57)	508	451
Securities sold under agreements to repurchase	(1)	-	(1)
Federal Home Loan Bank advances	(1,966)	366	(1,600)
Other borrowings	(1)	-	(1)
Total interest-bearing liabilities	(1,356)	1,317	(39)

Net interest income	$1,991	$(1,469)	$522

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth and the decrease in wholesale borrowings, partially offset by the decrease in investment securities, have been the primary contributors to the increase in net interest income in 2017. Decreased loan yields and increased deposit costs, and increased borrowing rates resulted in the unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income increased $0.5 million to $34.4 million for the year ended December 31, 2017, as compared to $33.9 million for the year ended December 31, 2016, due to higher balances in portfolio loans and higher interest rates on investment securities, partially offset by the decrease in loan yields on portfolio loans and lower balances in investment securities. Interest income on loans increased to $32.8 million for the year ended December 31, 2017 from $31.7 million for the year ended December 31, 2016. This increase was due to an increase in the average balance of loans, which increased $33.0 million to $758.6 million for the year ended December 31, 2017 from $725.6 million for the year ended December 31, 2016, partially offset by a decrease in average yield on loans of 4 basis points to 4.33% for the year ended December 31, 2017.

Interest income earned on investment securities decreased $0.6 million to $1.0 million for the year ended December 31, 2017 from $1.6 million for the year ended December 31, 2016. This decrease was primarily due to a decrease in the average balance of investment securities of $31.8 million to $43.6 million during the year ended December 31, 2017, partially offset by higher interest rates on investment securities during the same period.

Interest Expense

Interest expense was flat at $7.4 million for year ended December 31, 2017, from $7.4 million for the year ended December 31, 2016, due to the decrease in interest expense on FHLB advances, offset by increased interest expenses on deposits. The increase in interest expense on deposits in 2017, as compared to 2016, was primarily due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 15 basis points to 0.77% for the year ended December 31, 2017, as compared to 0.62% for the year ended December 31, 2016. The decrease in interest expense on FHLB advances for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was due to a decrease in the average balance of FHLB advances, resulting from the Bank’s aggressive strategies to increase funding from core deposits, partially offset by an increase in average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 0.93% for the year ended December 31, 2017, slightly up from 0.92% for the year ended December 31, 2016, primarily due to an increase in the average rates paid on interest-bearing deposits and the average balance in such deposits, as well as an increase in interest rates related to FHLB advances, offset by the lower average balances related to FHLB advances and increased noninterest-bearing deposits.

Net Interest Income

Net interest income increased $0.5 million to $27.0 million for the year ended December 31, 2017, from $26.5 million for the year ended December 31, 2016, due to the increase in portfolio loans, higher interest rates on investment securities, and decreased interest expense for FHLB advances, partially offset by lower interest rates on portfolio loans, the impact of lower balances in investment securities and an increase in interest expense on deposits.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, increased 5 basis points to 3.06% for the year ended December 31, 2017, as compared to 3.01% for the year ended December 31, 2016. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 8 basis point to 3.20% for the year ended December 31, 2017, as compared to 3.12% for the year ended December 31, 2016. The increase in the net interest rate spread and net interest margin primarily reflected the positive impact on interest income from increasing balances in portfolio loans and other loans, the positive impact on interest income from higher interest rates on investment securities, and the positive impact on interest expense from declining high fixed-interest rate debt balances, partially offset by the negative impact on interest income from declining interest rates on portfolio loans, the negative impact on interest income from lower balances in investment securities, and the negative impact on interest expense from higher average rates paid on deposits and an increase in the average balance in such deposits.

Provision for Portfolio Loan Losses

Provision expense was $0.7 million and $0.6 million during the years ended December 31, 2017 and 2016, respectively. The low level of provision expense during each of the years ended December 31, 2017 and 2016, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had net charge-offs of $0.3 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively, representing 0.04% of average portfolio loans in 2017 and 0.03% of average portfolio loans in 2016.

Noninterest Income

The components of noninterest income for the years ended December 31, 2017 and 2016 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$1,773	$2,320	$(547)	(23.6)%
Gain (loss) on sale of securities available-for-sale	409	1,321	(912)	(69.0)%
Gain on sale of portfolio loans	38	314	(276)	(87.9)%
Gain on sale of loans held-for-sale	2,228	1,966	262	13.3%
Bank owned life insurance earnings	470	465	5	1.1%
Interchange fees	1,311	1,356	(45)	(3.3)%
Other	756	1,505	(749)	(49.8)%
	$6,985	$9,247	$(2,262)	(24.5)%

Noninterest income for the year ended December 31, 2017 decreased $2.2 million to $7.0 million, as compared to $9.2 million for the year ended December 31, 2016. The decrease in noninterest income for the year ended December 31, 2017, compared with that of the year ended December 31, 2016, primarily reflected lower gains on the sale of investment securities, lower gains on the sale of portfolio loans, reduced service charges and fees, and a decrease in miscellaneous operating income related to an escrow account that was forfeited in 2016 in connection with an OREO sale, partially offset by higher gains on the sale of loans held-for-sale.

For the year ended December 31, 2017, gains on sales of mortgage loans held-for-sale were $1.8 million (including a gain of $0.6 million on the sale of a group of TDRs that were transferred into held-for-sale), deferred fees on mortgage loans held-for-sale were $0.3 million, gains on sales of SBA/USDA loans held-for-sale were $0.5 million and net gains recognized for the servicing of SBA/USDA loans held-for-sale were $0.2 million. By comparison, for the year ended December 31, 2016, gains on sales of mortgage loans held-for-sale was $1.6 million, deferred fees on mortgage loans held-for-sale was $0.6 million, gains on sales of SBA/USDA loans held-for-sale was $0.8 million and net gains recognized for the servicing of SBA/USDA loans held-for-sale was $0.2 million.

The Company expects gains on sales of loans held-for-sale to increasingly contribute towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2017 and 2016 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$13,867	$13,703	$164	1.2%
Occupancy and equipment	2,399	2,295	104	4.5%
FDIC insurance premiums	384	607	(223)	(36.7)%
Foreclosed assets, net	280	335	(55)	(16.4)%
Data processing	2,316	2,209	107	4.8%
Outside professional services	2,035	1,985	50	2.5%
Collection expense and repossessed asset losses	399	503	(104)	(20.7)%
Merger related expenses	454	-	454	n/a
Other	3,425	3,413	12	0.4%
	$25,559	$25,050	$509	2.0%

Noninterest expense increased $0.5 million to $25.6 million for the year ended December 31, 2017, from $25.1 million for the year ended December 31, 2016. The increase in noninterest expense during the year ended December 31, 2017, compared with that of the year ended December 31, 2016, primarily reflected an increase in compensation and benefits, increased data processing expenses associated with efforts to improve the Company’s IT infrastructure, an increase in occupancy and equipment expense, and the aforementioned merger-related costs, partially offset by the positive impact of an adjustment to the rate of accrual for FDIC insurance premiums, reducing the amount accrued for the full year, and a decrease in collection expense.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $4.6 million and $3.6 million in income tax expense for the years ended December 31, 2017 and 2016, respectively. The Company’s effective tax rate was 59.0% and 36.1% for the years ended December 31, 2017 and 2016, respectively. In the fourth quarter of 2017, the Company recorded $1.6 million in income tax expense to remeasure its net deferred tax assets upon the enactment of lower corporate tax rates with the Tax Reform. Effective tax rates commencing January 1, 2018, are expected to decrease with the 14% reduction in the maximum corporate tax rate. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Deferred Income Taxes on page 66 and in Note 14. Income Taxes of the Notes contained in this Report.

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

	Year Ended December 31,
	2016			2015
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)

Interest-earning assets:
Loans (1)	$725,595	$31,681	4.37%	$553,398	$26,705	4.83%
Investment securities (2)	75,364	1,591	2.11%	129,240	2,680	2.07%
Other interest-earning assets (3)	47,054	617	1.31%	33,246	411	1.24%
Total interest-earning assets	848,013	33,889	4.00%	715,884	29,796	4.16%
Noninterest-earning assets	43,565			55,219
Total assets	$891,578			$771,103

Interest-bearing liabilities:
Interest-bearing demand accounts	$103,309	$454	0.44%	$65,057	$105	0.16%
Savings deposits	58,975	63	0.11%	62,087	86	0.14%
Money market accounts	132,923	875	0.66%	112,381	607	0.54%
Time deposits	229,815	2,215	0.96%	191,804	1,628	0.85%
Securities sold under agreements to repurchase	82	1	1.56%	30,996	1,541	4.97%
Federal Home Loan Bank advances	223,399	3,808	1.70%	178,706	4,719	2.64%
Other borrowings (4)	41	1	1.63%	14	-	1.56%
Total interest-bearing liabilities	748,544	7,417	0.99%	641,045	8,686	1.35%
Noninterest-bearing liabilities	57,944			52,438
Total liabilities	806,488			693,483
Total stockholders’ equity	85,090			77,620
Total liabilities and stockholders’ equity	$891,578			$771,103

Net interest income		$26,472			$21,110
Net interest spread			3.01%			2.81%
Net interest-earning assets	$99,469			$74,839
Net interest margin (5)			3.12%			2.95%
Average interest-earning assets to average interest-bearing liabilities		113.29%			111.67%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Interest expense on other borrowings during the year ended December 31, 2015, was less than $500.
(5)	Net interest income divided by average interest-earning assets.

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

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$7,704	$(2,728)	$4,976
Investment securities	(1,137)	48	(1,089)
Other interest-earning assets	180	26	206
Total interest-earning assets	6,747	(2,654)	4,093

Interest-bearing liabilities:
Interest-bearing demand accounts	89	260	349
Savings deposits	(4)	(19)	(23)
Money market accounts	122	146	268
Time deposits	349	238	587
Securities sold under agreements to repurchase	(912)	(628)	(1,540)
Federal Home Loan Bank advances	1,007	(1,918)	(911)
Other borrowings	-	1	1
Total interest-bearing liabilities	651	(1,920)	(1,269)

Net interest income	$6,096	$(734)	$5,362

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

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

Noninterest Income

The components of noninterest income for the years ended December 31, 2016 and 2015 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$2,320	$2,747	$(427)	(15.5)%
Gain (loss) on sale of securities available-for-sale	1,321	(9)	1,330	14,777.8%
Gain on sale of portfolio loans	314	-	314	n/a
Gain on sale of loans held-for-sale	1,966	1,570	396	25.2%
Bank owned life insurance earnings	465	480	(15)	(3.1)%
Interchange fees	1,356	1,563	(207)	(13.2)%
Other	1,505	499	1,006	201.6%
	$9,247	$6,850	$2,397	35.0%

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

The Company expected gains on sales of loans held-for-sale to contribute significantly towards noninterest income in the future, as the Company continued to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2016 and 2015 were as follows:

	December 31,	December 31,	Increase / (Decrease)
	2016	2015	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$13,703	$12,457	$1,246	10.0%
Occupancy and equipment	2,295	2,133	162	7.6%
FDIC insurance premiums	607	677	(70)	(10.3)%
Foreclosed assets, net	335	643	(308)	(47.9)%
Data processing	2,209	1,828	381	20.8%
Outside professional services	1,985	1,801	184	10.2%
Collection expense and repossessed asset losses	503	464	39	8.4%
Securities sold under agreements to repurchase and Federal Home Loan Bank advances prepayment penalties	-	5,188	(5,188)	(100.0)%
Other	3,413	3,751	(338)	(9.0)%
	$25,050	$28,942	$(3,892)	(13.4)%

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

With the Company’s strengthened capital and asset quality positions, management expected to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs, accounting costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $3.6 million in income tax expense for the year ended December 31, 2016 and recorded $9.5 million in income tax benefit for the year ended December 31, 2015. The Company’s effective tax rate was 36.1% for the year ended December 31, 2016. The $9.5 million income tax benefit for the year ended December 31, 2015, substantially reflected the reversal of a deferred tax asset valuation allowance. The future realization of the Company’s net operating loss carryovers is limited to $325,000 per year. Income taxes are discussed in further detail in Deferred Income Taxes on page 66 and in Note 14. Income Taxes of the Notes contained in this Report.

Selected Quarterly Financial Data

	Quarters Ended December 31, 2017				Quarters Ended December 31, 2016
	4	3	2	1	4	3	2	1
	(Dollars in Thousands, Except Share Information)
Total interest and dividend income	$9,352	$8,711	$8,421	$7,888	$8,705	$8,482	$8,506	$8,196
Total interest expense	2,134	1,958	1,770	1,516	1,589	1,620	2,102	2,106
Net interest income	7,218	6,753	6,651	6,372	7,116	6,862	6,404	6,090
Provision for portfolio loan losses	235	167	191	100	50	220	199	150
Net interest income after provision for portfolio loan losses	6,983	6,586	6,460	6,272	7,066	6,642	6,205	5,940
Total noninterest income	1,270	1,235	1,919	2,561	1,940	2,197	2,549	2,561
Total noninterest expense	6,368	6,145	6,496	6,550	5,976	6,366	6,630	6,078
Income before income tax expense	1,885	1,676	1,883	2,283	3,030	2,473	2,124	2,423
Income tax expense	2,501	561	691	806	1,028	917	788	899
Net income (loss)	$(616)	$1,115	$1,192	$1,477	$2,002	$1,556	$1,336	$1,524
Income (loss) per common share:
Basic	$(0.04)	$0.07	$0.08	$0.10	$0.13	$0.10	$0.09	$0.10
Diluted	$(0.04)	$0.07	$0.08	$0.10	$0.13	$0.10	$0.09	$0.10
Dividends declared per common share	$-	$-	$-	$-	$-	$-	$-	$-

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 10 days during the year ended December 31, 2017 and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances. The Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source, due to the low interest rate environment on alternative investment options. Management expects that cash and cash equivalents will continue to be at a lower level throughout 2018.

As of December 31, 2017, the Bank had additional borrowing capacity of $63.3 million with the FHLB. The Bank’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of December 31, 2017, included the ability to borrow up to approximately $23.8 million under the Primary Credit program, based solely on the current amount of loans the Bank has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of December 31, 2017, the Bank had liquidity sources through a $10.0 million line of credit for repurchase and reverse repurchase transactions, as well as one $20.0 million, one $17.0 million, one $10.0 million, and three $5.0 million lines of credit, all with private financial institutions. As of December 31, 2017, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. Unpledged investment securities were approximately $34.1 million as of December 31, 2017.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of December 31, 2017, the Bank had brokered deposits of $74.9 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of December 31, 2017, the Bank had deposits from this service of $5.9 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long-term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at December 31, 2017, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

During 2017, cash and cash equivalents decreased $9.5 million to $50.4 million as of December 31, 2017, as compared to $59.9 million as of December 31, 2016, due to the continued deployment of funds, as the Bank remains focused on its strategy to increase portfolio loans and other higher yielding assets. For 2017, cash used in investing activities of $104.4 million exceeded cash provided by financing activities of $72.2 million and cash provided by operating activities of $22.7 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1.1 billion, proceeds from FHLB advances of $737.2 million, proceeds from the maturities and payments of investment securities of $79.9 million, proceeds from sales of loans held-for-sale of $65.0 million, net increases in deposits of $47.4 million and proceeds from the redemption of FHLB stock of $24.1 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1.1 billion, the repayment of FHLB advances of $712.4 million, net increases in portfolio loans of $121.7 million (excluding the purchase of such loans), the purchase of investment securities of $57.1 million, originations of loans held-for-sale of $48.2 million, the purchase of FHLB stock of $25.2 million and the purchase of portfolio loans of $18.3 million.

During 2016, cash and cash equivalents increased $36.3 million to $59.9 million as of December 31, 2016, as compared to $23.6 million as of December 31, 2015. For 2016, cash provided by financing activities of $55.9 million and cash provided by operating activities of $13.0 million exceeded cash used in investing activities of $32.6 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1.8 billion, proceeds from FHLB advances of $1.5 billion, proceeds from sales of loans held-for-sale of $89.1 million, net increases in deposits of $86.0 million, proceeds from the sale of investment securities of $74.0 million and proceeds from the sale of portfolio loans of $31.3 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1.8 billion, the repayment of FHLB advances of $1.5 billion, originations of loans held-for-sale of $85.9 million and net increases in portfolio loans of $62.9 million (excluding the purchase of such loans).

During 2015, cash and cash equivalents increased $1.2 million to $23.6 million as of December 31, 2015, as compared to $22.4 million as of December 31, 2014. For 2015, cash provided by financing activities of $142.6 million and cash provided by operating activities of $2.6 million exceeded cash used in investing activities of $144.0 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $1.1 billion, proceeds from FHLB advances of $488.9 million, net increases in deposits of $115.0 million, proceeds from sales of loans held-for-sale of $46.0 million, proceeds from repurchase agreements of $20.0 million, proceeds from the redemption of FHLB stock of $18.3 million and proceeds from maturities and payments of investment securities of $17.0 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $1.1 billion, the repayment of FHLB advances of $403.7 million, the purchase of portfolio loans of $101.4 million, the repayment of repurchase agreements of $76.3 million, net increases in portfolio loans of $59.3 million (excluding the purchase of such loans), originations of loans held-for-sale of $39.2 million and the purchase of FHLB stock of $21.6 million.

Capital Resources

At December 31, 2017, stockholders’ equity totaled $90.7 million. During 2017 the Company’s Board of Directors declared no dividends. Future cash dividend payments by the Company and the amount thereof will depend on a number of factors, including financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that the Company’s Board of Directors may deem relevant and will also be substantially dependent on cash dividends the Company receives from its subsidiary, the Bank. As of December 31, 2017, the Company held no treasury stock. The Company suspended its share repurchase program in March 2009. Initiation of future share repurchase programs is dependent on liquidity, opportunities for alternative investments, and capital requirements.

The Bank’s actual and required capital levels and ratios as of December 31, 2017 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2017
Total capital (to risk weighted assets)	$98.3	12.53%	$78.5	10.00%
Common equity tier 1 capital (to risk weighted assets)	89.7	11.43%	51.0	6.50%
Tier 1 capital (to risk weighted assets)	89.7	11.43%	62.8	8.00%
Tier 1 capital (to adjusted total assets)	89.7	9.67%	46.4	5.00%

The Bank’s capital classification under PCA defined levels as of December 31, 2017 was well-capitalized.

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

Off-Balance Sheet Arrangements

Neither the Company nor the Bank is currently participating in any material transaction that generates relationships with unconsolidated entities or financial partnerships, including variable interest entities, and neither the Company nor the Bank has any material retained or contingent interest in such entities or assets. As of December 31, 2017, we did not have material financial guarantee contracts that are reasonably likely to adversely affect our results of operations, financial condition, or cash flows. However, as a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations are not “off-balance sheet arrangements,” as defined in SEC rules, and although they represent our potential future cash requirements, a significant portion of those commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information regarding commitments to extend credit and unused lines of credit, see Note 13. Commitments and Contingencies of the Notes contained in this Report.

Future Accounting Pronouncements

See Note 2. Impact of Certain Accounting Pronouncements of the Notes contained in this Report for a discussion of recently issued or proposed accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities, primarily deposits, re-price more rapidly or at different rates than its interest-earning assets. In order to address the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, management has adopted an asset and liability management policy. The Board of Directors sets the asset and liability policy for the Company, which is implemented by the Bank’s ALCO. The purpose of the ALCO is to communicate, coordinate and control asset and liability management consistent with our business plan and board-approved policies. The ALCO establishes and monitors the volume and mix of assets and funding sources taking into account the Company’s relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

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

The Bank’s estimated exposure to interest rate risk as of December 31, 2017 and 2016 is as follows:

				Net Present Value as a Percentage of Present Value of Assets (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)

As of December 31, 2017:
+300	$104,464	$(15,489)	(12.9)%	11.37%	(87)	$26,179	$(3,557)	(12.0)%
+200	110,782	(9,171)	(7.6)%	11.80%	(44)	27,391	(2,345)	(7.9)%
+100	116,812	(3,141)	(2.6)%	12.17%	(7)	28,588	(1,148)	(3.9)%
0	119,953	-	-	12.24%	-	29,736	-	-
-100	117,397	(2,556)	(2.1)%	11.76%	(48)	29,713	(23)	(0.1)%

As of December 31, 2016:
+300	$87,247	$(24,235)	(21.7)%	10.36%	(192)	$24,754	$(1,454)	(5.5)%
+200	97,614	(13,868)	(12.4)%	11.28%	(100)	25,271	(937)	(3.6)%
+100	105,848	(5,634)	(5.1)%	11.92%	(36)	25,768	(440)	(1.7)%
0	111,482	-	-	12.28%	-	26,208	-	-
-100	108,611	(2,871)	(2.6)%	11.75%	(53)	26,435	227	0.9%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	Present Value of Assets (PVA) represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s liabilities re-price faster than its assets, therefore, as interest rates rise, net interest income would decrease at a greater rate than if interest rates decline. Additionally, in an upward rate environment, net present value of the Company’s cash flows would decline, and the level of such decline would tend to exceed the level of decline in a downward rate environment. This tendency is due to several factors including, but not limited to, the percentage of fixed rate residential and commercial loans, the retail and wholesale funding mix, and extension risk in the assets. Overall, the Company’s sensitivity remains moderately liability sensitive with modest margin compression expected in a rising interest rate environment; however, the Company’s sensitivity continues to move towards a more neutral position due to an increase in adjustable rate loans and core deposits, as well as longer initial term on wholesale funding borrowings. The relative improvement in the effects of rate shocks on NPV at December 31, 2017, compared with December 31, 2016, relates to the improved mix of adjustable rate loans and growth in noninterest-bearing demand deposits and capital levels.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The Company’s independent registered certified public accounting firm, Dixon Hughes Goodman LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 85 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Atlantic Coast Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic Coast Financial Corporation and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2016.

Atlanta, Georgia

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Atlantic Coast Financial Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Atlantic Coast Financial Corporation and subsidiary’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Atlantic Coast Financial Corporation and subsidiary (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Atlantic Coast Financial Corporation and subsidiary as of December 31, 2017 and 2016 and for the years then ended, and our report dated March 16, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Atlanta, Georgia

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Atlantic Coast Financial Corporation

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Atlantic Coast Financial Corporation and its subsidiary for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Miami, Florida

March 16, 2016

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollars in Thousands, Except Share Information)

	2017	2016

ASSETS
Cash and due from financial institutions	$3,432	$3,744
Short-term interest-earning deposits	46,977	56,149
Total cash and cash equivalents	50,409	59,893
Securities available-for-sale	37,683	65,293
Portfolio loans, net of allowance of $8,600 in 2017 and $8,162 in 2016	757,506	639,245
Other loans:
Held-for-sale	3,623	7,147
Warehouse loans held-for-investment	81,687	80,577
Total other loans	85,310	87,724
Federal Home Loan Bank stock, at cost	9,892	8,792
Land, premises and equipment, net	14,172	14,945
Bank owned life insurance	18,005	17,535
Other real estate owned	1,739	2,886
Accrued interest receivable	2,267	1,979
Deferred tax assets, net	4,108	6,752
Other assets	2,165	2,415
Total assets	$983,256	$907,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$63,852	$59,696
Interest-bearing demand	97,350	106,004
Savings and money market	294,674	224,987
Time	219,927	237,726
Total deposits	675,803	628,413
Federal Home Loan Bank advances	213,525	188,758
Accrued expenses and other liabilities	3,268	3,270
Total liabilities	892,596	820,441

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	–	–
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,553,709 issued and outstanding at December 31, 2017 and 15,509,061 issued and outstanding at December 31, 2016	156	155
Additional paid-in capital	100,443	100,361
Common stock held by:
Employee stock ownership plan shares of 62,277 at December 31, 2017 and 67,067 at December 31, 2016	(1,353)	(1,457)
Benefit plans	(111)	(99)
Retained deficit	(7,037)	(10,316)
Accumulated other comprehensive loss	(1,438)	(1,626)
Total stockholders’ equity	90,660	87,018
Total liabilities and stockholders’ equity	$983,256	$907,459

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands, Except Share Information)

	2017	2016	2015

Interest and dividend income:
Loans, including fees	$32,812	$31,681	$26,705
Securities and interest-earning deposits in other financial institutions	1,560	2,208	3,091
Total interest and dividend income	34,372	33,889	29,796
Interest expense:
Deposits	5,170	3,607	2,426
Securities sold under agreements to repurchase	–	1	1,541
Federal Home Loan Bank advances	2,208	3,808	4,719
Other borrowings	–	1	–
Total interest expense	7,378	7,417	8,686
Net interest income	26,994	26,472	21,110
Provision for portfolio loan losses	693	619	807
Net interest income after provision for portfolio loan losses	26,301	25,853	20,303

Noninterest income:
Service charges and fees	1,773	2,320	2,747
Gain (loss) on sale of securities available-for-sale	409	1,321	(9)
Gain on sale of portfolio loans	38	314	–
Gain on sale of loans held-for-sale	2,228	1,966	1,570
Bank owned life insurance earnings	470	465	480
Interchange fees	1,311	1,356	1,563
Other	756	1,505	499
Total noninterest income	6,985	9,247	6,850

Noninterest expense:
Compensation and benefits	13,867	13,703	12,457
Occupancy and equipment	2,399	2,295	2,133
Federal Deposit Insurance Corporation insurance premiums	384	607	677
Foreclosed assets, net	280	335	643
Data processing	2,316	2,209	1,828
Outside professional services	2,035	1,985	1,801
Collection expense and repossessed asset losses	399	503	464
Merger-related costs	454	–	–
Securities sold under agreements to repurchase prepayment penalties	–	–	5,188
Other	3,425	3,413	3,751
Total noninterest expense	25,559	25,050	28,942

Income (loss) before income tax expense	7,727	10,050	(1,789)
Income tax expense (benefit)	4,559	3,632	(9,507)
Net income	$3,168	$6,418	$7,718

Earnings per common share:
Basic	$0.21	$0.42	$0.50
Diluted	$0.21	$0.42	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	2017	2016	2015
Net income	$3,168	$6,418	$7,718

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains arising during the period	1,117	1,256	1,068
Less reclassification adjustments for losses (gains) recognized in income	(409)	(1,321)	9
Net unrealized gains (losses)	708	(65)	1,077
Income tax effect	(409)	(229)	(400)
Net of tax effect	299	(294)	677

Total other comprehensive income (loss)	299	(294)	677

Comprehensive income	$3,467	$6,124	$8,395

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands, Except Share Information)

	Common Shares	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2014	15,509,061	$155	$100,604	$(1,665)	$(297)	$(24,452)	$(2,009)	$72,336
Employee stock ownership plan shares earned, 4,790 shares	–	–	(81)	104	–	–	–	23
Management restricted stock expense	–	–	2	–	–	–	–	2
Stock options expense	–	–	12	–	–	–	–	12
Distribution from Rabbi Trust	–	–	(79)	–	49	–	–	(30)
Net income	–	–	–	–	–	7,718	–	7,718
Other comprehensive income	–	–	–	–	–	–	677	677
Balance at December 31, 2015	15,509,061	$155	$100,458	$(1,561)	$(248)	$(16,734)	$(1,332)	$80,738
Employee stock ownership plan shares earned, 4,790 shares	–	–	(74)	104	–	–	–	30
Distribution from Rabbi Trust	–	–	(23)	–	149	–	–	126
Net income	–	–	–	–	–	6,418	–	6,418
Other comprehensive loss	–	–	–	–	–	–	(294)	(294)
Balance at December 31, 2016	15,509,061	$155	$100,361	$(1,457)	$(99)	$(10,316)	$(1,626)	$87,018
Employee stock ownership plan shares earned, 4,790 shares	–	–	(65)	104	–	–	–	39
Restricted stock awards	44,648	1	–	–	–	–	–	1
Restricted stock expense	–	–	131	–	–	–	–	131
Distribution from Rabbi Trust	–	–	16	–	(12)	–	–	4
Net income	–	–	–	–	–	3,168	–	3,168
Reclassification of the disproportionate tax effect resulting from the enactment of the Tax Cuts and Jobs Act	–	–	–	–	–	111	(111)	–
Other comprehensive income	–	–	–	–	–	–	299	299
Balance at December 31, 2017	15,553,709	$156	$100,443	$(1,353)	$(111)	$(7,037)	$(1,438)	$90,660

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$3,168	$6,418	$7,718
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	693	619	807
Gain on sale of portfolio loans	(38)	(314)	–
Gain on sale of loans held-for-sale	(2,228)	(1,966)	(1,570)
Originations of loans held-for-sale	(48,195)	(85,878)	(39,208)
Proceeds from sales of loans held-for-sale	65,028	89,082	45,957
Foreclosed assets, net	280	335	643
Loss (gain) on sale of securities available-for-sale	(409)	(1,321)	9
Loss on disposal of equipment	–	5	63
Gain on sale of branch	–	(137)	–
Employee stock ownership plan compensation expense	39	30	23
Restricted stock awards	1	–	–
Share-based compensation expense	131	–	14
Amortization of prepayment penalties resulting from repayment of Federal Home Loan Bank advances	–	1,382	–
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	1,130	1,040	(1,519)
Depreciation expense	1,133	1,139	899
Deferred tax expense (benefit)	2,464	2,532	(9,507)
Net change in cash surrender value of bank owned life insurance	(470)	(465)	(480)
Net change in accrued interest receivable	(288)	128	(183)
Net change in other assets	280	198	(719)
Net change in accrued expenses and other liabilities	(2)	165	(310)
Net cash provided by operating activities	22,717	12,992	2,637

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	79,933	11,256	17,009
Proceeds from sales of securities available-for-sale	5,525	74,009	14,126
Purchase of securities available-for-sale	(57,149)	(29,999)	–
Funding of warehouse loans held-for-investment	(1,067,625)	(1,814,683)	(1,103,537)
Proceeds from repayments of warehouse loans held-for-investment	1,066,515	1,778,180	1,093,435
Purchase of portfolio loans	(18,290)	(7,130)	(101,390)
Proceeds from sales of portfolio loans	7,443	31,265	–
Net change in portfolio loans	(121,744)	(62,913)	(59,277)
Purchase of premises and equipment	(360)	(948)	(2,241)
Proceeds from disposal of premises and equipment	–	331	312
Proceeds from sale of other real estate owned	2,490	530	791
Purchase of Federal Home Loan Bank stock	(25,223)	(17,543)	(21,568)
Redemption of Federal Home Loan Bank stock	24,123	18,268	18,308
Net cash paid in sale of branch	–	(13,256)	–
Net cash used in investing activities	(104,362)	(32,633)	(144,032)

Cash flows from financing activities:
Net change in deposits	47,390	85,985	115,041
Proceeds from securities sold under agreements to repurchase	–	–	19,991
Repayment of securities sold under agreements to repurchase	–	(9,991)	(76,300)
Proceeds from Federal Home Loan Bank advances	737,200	1,497,500	488,925
Repayment of Federal Home Loan Bank advances	(712,433)	(1,517,667)	(403,667)
Prepayment penalties resulting from repayment of Federal Home Loan Bank advances	–	–	(1,382)
Proceeds from other borrowings	–	5,000	–
Repayment of other borrowings	–	(5,000)	–
Shares purchased for and distributions from Rabbi Trust	4	126	(30)
Net cash provided by (used in) financing activities	72,161	55,953	142,578

Net increase (decrease) in cash and cash equivalents	(9,484)	36,312	1,183
Cash and cash equivalents, beginning of year	59,893	23,581	22,398
Cash and cash equivalents, end of year	$50,409	$59,893	$23,581

Supplemental disclosures of cash flow information:
Interest paid	$7,272	$7,377	$9,411
Income taxes paid	2,227	488	–

Supplemental disclosures of non-cash information:
Loans transferred to other real estate	$1,623	$519	$758
Loans transferred to held-for-sale	11,985	2,389	6,366
Loans transferred to portfolio	874	812	1,815
Income tax expense from unrealized holding gains and losses on securities available-for-sale arising during the year	180	(177)	400
Reclassification of investment securities to securities available-for-sale	–	–	(16,096)
Reclassification of investment securities from securities held-to-maturity	–	–	16,096

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

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

All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated balance sheets as of December 31, 2017 and 2016, and the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

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

Years Ended December 31, 2017, 2016 and 2015

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

Restrictions on Cash

The Bank was not required to maintain cash on hand or on deposit with the Federal Reserve Bank of Atlanta as of December 31, 2017 and 2016 to meet regulatory reserve and clearing requirements. There were no restrictions on cash as of December 31, 2017 and 2016.

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

Years Ended December 31, 2017, 2016 and 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities (continued)

When OTTI is determined to have occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between its amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized as a charge to earnings. The amount of the OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. The Company recorded no OTTI for the years ended December 31, 2017, 2016 and 2015.

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

Years Ended December 31, 2017, 2016 and 2015

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

Although the real estate values in our markets have recovered, as well as the general improvement in the U.S. economy, we believe it is still possible that collateral for certain nonperforming one- to four-family residential and home equity loans, will not be sufficient to fully repay such loans. Therefore, the Company charges one- to four-family residential and home equity loans down by the expected loss amount at the time they become nonperforming, which is generally 90 days past due. This process accelerates the recognition of charge-offs on one- to four-family residential and home equity loans, but has no impact on the impairment evaluation process.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Portfolio Loan Losses (continued)

Real Estate Construction Loans

•	Real estate construction loans, including one- to four-family, commercial and acquisition and development loans, generally have greater credit risk than traditional one- to four-family residential and commercial real estate loans. The repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet approved for the planned development, there is risk that approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction loans include Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) construction loans, which generally have less credit risk than traditional construction loans due to a portion of the balance being guaranteed upon completion of the construction.

Other Portfolio Loans

•	Home equity loans and home equity lines of credit are similar to one- to four-family residential loans and generally carry less risk than other loan types as they tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. However, similar to one- to four-family residential loans, there is a potential risk of loss if the real estate market deteriorates and the value of residential real estate declines. Such loans may be of increased risk if the lien position on the collateral is secondary.

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the continued successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

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

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Years Ended December 31, 2017, 2016 and 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

A majority of the Company’s business activity is with customers located in Northeast Florida, Central Florida and Southeast Georgia. Additionally, an estimated 76% of the Company’s portfolio loans were originated in Northeast Florida, Central Florida and Southeast Georgia. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in Northeast Florida, Central Florida and Southeast Georgia.

The Company’s exposure to credit risk is also affected by changes in the economy and real estate markets in New York, as an estimated 8% of the Company’s portfolio loans were originated with borrowers in New York.

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

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain employees. Bank owned life insurance (BOLI) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The Bank is subject to a policy that restricts financial institutions from investing more than 25% of total capital in BOLI without first obtaining approval from its Board of Directors. The Bank was in compliance with this policy as of December 31, 2017.

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

Years Ended December 31, 2017, 2016 and 2015

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company files consolidated income tax returns and allocates tax liabilities and benefits among subsidiaries pursuant to a tax sharing agreement. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In December 2017, a law was enacted which changed the corporate federal income tax rate from 34% to 21%, beginning January 1, 2018. Accordingly, the Company’s deferred tax assets and liabilities were revalued at December 31, 2017 using the 21% corporate federal income tax rate resulting in a $1.6 million increase in tax expense in 2017.

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

The Company recognizes interest expense and penalties related to income tax matters, if any, in income tax expense. Income tax returns for 2014, 2015, and 2016 are still open to examination by the Internal Revenue Service.

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

Years Ended December 31, 2017, 2016 and 2015

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

Accumulated other comprehensive income consists solely of the effects of unrealized gains and losses on securities available-for-sale, net of income taxes, which include a disproportionate tax effect of $0.7 million at both December 31, 2017 and 2016. This disproportionate tax effect, for both years, is a result of the reversal of the deferred tax valuation allowance in June 2015.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-02 for the fourth quarter of 2017, resulting in a $111,000 increase to retained earnings and an offsetting decrease of $111,000 to accumulated other comprehensive income.

In May 2017, the FASB issued ASU 2017-09, Scope Modification Accounting (Stock Compensation) (ASU 2017-09). ASU 2017-09 reduces diversity in practice by clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted ASU 2017-09 for the second quarter of 2017, with no material impact on the Financial Statements.

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

Years Ended December 31, 2017, 2016 and 2015

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2017. The Company has evaluated the impact of adopting this standard on its financial statements, and has determined the adoption will not materially impact the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue it expects to receive in exchange for goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which deferred the effective date of ASU 2014-09. As a result, the guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company has evaluated the impact of adopting this standard on its financial statements, and has determined the adoption will not materially impact the financial statements because the standard does not apply to financial instruments, which account for the majority of the Company’s revenues.

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

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements was $42.7 million and $25.0 million as of December 31, 2017 and 2016. During the years ended December 31, 2017, 2016 and 2015, the Bank earned $230,000, $573,000 and $226,000, respectively, of interest income related to the Customers Participation Agreements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

NOTE 4. FAIR VALUE (continued)

Assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)

December 31, 2017
Assets:
Securities available-for-sale:
State and municipal	$5,526	$–	$5,526	$–
Mortgage-backed securities – residential	23,528	–	23,528	–
Collateralized mortgage obligations – U.S. Government	2,301	–	2,301	–
Corporate Debt	6,328	–	6,328	–
Total	$37,683	$–	$37,683	$–

December 31, 2016
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises	$19,997	$–	$19,997	$–
State and municipal	4,991	–	4,991	–
Mortgage-backed securities – residential	27,328	–	27,328	–
Collateralized mortgage obligations – U.S. Government	3,059	–	3,059	–
Corporate Debt	9,918	–	9,918	–
Total	$65,293	$–	$65,293	$–

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

There were no Level 3 investments measured on a recurring basis as of December 31, 2017 and 2016, and there were no transfers into or out of Level 3 investments during the years ended December 31, 2017, 2016 and 2015. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

Assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 are summarized below:

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2017
Assets:
Other real estate owned	$1,739	$–	$–	$1,739
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	6,207	–	–	6,207

December 31, 2016
Assets:
Other real estate owned	$2,886	$–	$–	$2,886
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	–	–	7,978

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of December 31, 2017 and 2016 as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
	(Dollars in Thousands)

December 31, 2017
Assets:
Other real estate owned	$1,739	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 60.9% (14.7%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	6,207	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% to 62.7% (29.4%) 0.0% to 10.0% (9.4%)

December 31, 2016
Assets:
Other real estate owned	$2,886	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 64.0% (8.5%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	7,978	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% to 83.0% (24.4%) 0.0% to 10.0% (9.9%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. Write-downs on OREO for the years ended December 31, 2017, 2016 and 2015 were $84,000, $39,000 and $605,000, respectively. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There are no liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of December 31, 2017 and 2016 were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)
December 31, 2017
Assets:
Cash and due from financial institutions	$3,432	$3,432	$3,432	$–	$–
Short-term interest-earning deposits	46,977	46,977	46,977	–	–
Portfolio loans, net	757,506	748,594	–	742,387	6,207
Loans held-for-sale	3,623	3,858	–	3,858	–
Warehouse loans held-for-investment	81,687	81,687	–	81,687	–
Federal Home Loan Bank stock, at cost	9,892	9,892	–	–	9,892
Bank owned life insurance	18,005	18,011	–	18,011	–
Accrued interest receivable	2,267	2,267	–	2,267	–
Liabilities:
Deposits	675,803	676,383	–	676,383	–
Federal Home Loan Bank advances	213,525	213,876	–	213,876	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	227	227	–	227	–

December 31, 2016
Assets:
Cash and due from financial institutions	$3,744	$3,744	$3,744	$–	$–
Short-term interest-earning deposits	56,149	56,149	56,149	–	–
Portfolio loans, net	639,245	652,133	–	644,155	7,978
Loans held-for-sale	7,147	7,281	–	7,281	–
Warehouse loans held-for-investment	80,577	80,577	–	80,577	–
Federal Home Loan Bank stock, at cost	8,792	8,792	–	–	8,792
Bank owned life insurance	17,535	17,546	–	17,546	–
Accrued interest receivable	1,979	1,979	–	1,979	–
Liabilities:
Deposits	628,413	628,714	–	628,714	–
Federal Home Loan Bank advances	188,758	189,842	–	189,842	–
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	121	121	–	121	–

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

Years Ended December 31, 2017, 2016 and 2015

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of December 31, 2017 and 2016.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of December 31, 2017 and 2016:

	Amortized Cost	Unrealized/ Unrecognized Gains	Unrealized/ Unrecognized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)
December 31, 2017
State and municipal	$5,500	$34	$(8)	$5,526	$5,526
Mortgage-backed securities – residential	24,175	–	(647)	23,528	23,528
Collateralized mortgage obligations – U.S. Government	2,390	–	(89)	2,301	2,301
Corporate debt	6,536	34	(242)	6,328	6,328
Total investment securities	$38,601	$68	$(986)	$37,683	$37,683

December 31, 2016
U.S. Government–sponsored enterprises	$19,999	$–	$(2)	$19,997	$19,997
State and municipal	5,024	2	(35)	4,991	4,991
Mortgage-backed securities – residential	28,515	–	(1,187)	27,328	27,328
Collateralized mortgage obligations – U.S. Government	3,152	–	(93)	3,059	3,059
Corporate debt	10,000	226	(308)	9,918	9,918
Total investment securities	$66,690	$228	$(1,625)	$65,293	$65,293

The amortized cost and fair value of investment securities, segregated by contractual maturity as of December 31, 2017, are shown below:

	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$–	$–
Due from more than one to five years	967	964
Due from more than five to ten years	10,263	10,066
Due after ten years	806	824
Mortgage-backed securities – residential	24,175	23,528
Collateralized mortgage obligations – U.S. Government	2,390	2,301
	$38,601	$37,683

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 6. INVESTMENT SECURITIES (continued)

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities with unrealized losses as of December 31, 2017 and 2016, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)

December 31, 2017
State and municipal	$2,051	$(8)	$–	$–	$2,051	$(8)
Mortgage-backed securities – residential	–	–	23,500	(647)	23,500	(647)
Collateralized mortgage obligations – U.S. Government	–	–	2,302	(89)	2,302	(89)
Corporate debt	–	–	4,758	(242)	4,758	(242)
	$2,051	$(8)	$30,560	$(978)	$32,611	$(986)

December 31, 2016
U.S. Government–sponsored enterprises	$19,997	$(2)	$–	$–	$19,997	$(2)
State and municipal	3,921	(36)	–	–	3,921	(36)
Mortgage-backed securities – residential	27,291	(1,187)	–	–	27,291	(1,187)
Collateralized mortgage obligations – U.S. Government	–	–	3,059	(92)	3,059	(92)
Corporate debt	4,692	(308)	–	–	4,692	(308)
	$55,901	$(1,533)	$3,059	$(92)	$58,960	$(1,625)

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of December 31, 2017, the Company’s security portfolio consisted of 23 investment securities (all classified as available-for-sale), 14 of which were in an unrealized loss position. All unrealized losses were related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of December 31, 2017, $25.8 million, or approximately 68.5% of the debt securities held by the Company, including 9 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment (continued)

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2017.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of December 31, 2017 and 2016, and did not record OTTI related to such securities during the years ended December 31, 2017, 2016 and 2015.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $85.4 million, $85.7 million and $15.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Gross gains of $0.4 million were realized during the year ended December 31, 2017, while no gross losses were realized during the year ended December 31, 2017. The net gain on sale of securities available-for-sale for the year ended December 31, 2017, includes $0.4 million of accumulated other comprehensive income reclassifications from unrealized holding gains. Gross gains of $1.5 million were realized during the year ended December 31, 2016. Gross losses of $0.2 million were realized during the year ended December 31, 2016. The net gain on sale of securities available-for-sale for the year ended December 31, 2016, includes $1.3 million of accumulated other comprehensive income reclassifications from unrealized holding gains. No gross gains were realized during the year ended December 31, 2015. Gross losses of $9,000 were realized during the year ended December 31, 2015. The net loss on sale of securities available-for-sale for the year ended December 31, 2015, includes $9,000 of accumulated other comprehensive loss reclassifications from unrealized holding gains.

On February 18, 2016, the Company sold $15.8 million of investment securities previously classified as held-to-maturity, which were reclassified to available-for-sale as of December 31, 2015. Therefore, there were no proceeds from payments, maturities, and calls of securities held-to-maturity for the years ended December 31, 2017 and 2016. Proceeds from payments, maturities, and calls of securities held-to-maturity were $1.9 million for the year ended December 31, 2015. The Company did not sell any investment securities classified as held-to-maturity during the years ended December 31, 2015.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at December 31, 2017 and 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS

The following is a comparative composition of net portfolio loans as of December 31, 2017 and 2016:

	December 31, 2017	% of Total Loans	December 31, 2016	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$286,671	37.8%	$276,193	43.1%
Multi-family	65,419	8.6%	70,452	11.0%
Commercial	220,282	29.0%	104,143	16.3%
Land	13,760	1.8%	17,218	2.7%
Total real estate loans	586,132	77.2%	468,006	73.1%

Real estate construction loans:
One- to four-family	8,579	1.1%	22,687	3.5%
Commercial	17,309	2.3%	14,432	2.3%
Acquisition and development	–	− %	–	− %
Total real estate construction loans	25,888	3.4%	37,119	5.8%

Other portfolio loans:
Home equity	34,477	4.5%	37,748	5.9%
Consumer	34,743	4.6%	39,232	6.1%
Commercial	78,451	10.3%	57,947	9.1%
Total other portfolio loans	147,671	19.4%	134,927	21.1%

Total portfolio loans	759,691	100.0%	640,052	100.0%

Allowance for portfolio loan losses	(8,600)		(8,162)
Net deferred portfolio loan costs	5,592		5,685
Premiums and discounts on purchased loans, net	823		1,670

Portfolio loans, net	$757,506		$639,245

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of December 31, 2017 and 2016:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

December 31, 2017
Real estate loans:
One- to four-family	$283,676	$1,681	$723	$591	$2,995	$286,671
Multi-family	65,419	–	–	–	–	65,419
Commercial	218,686	1,386	–	210	1,596	220,282
Land	8,250	–	–	5,510	5,510	13,760
Total real estate loans	576,031	3,067	723	6,311	10,101	586,132

Real estate construction loans:
One- to four-family	8,579	–	–	–	–	8,579
Commercial	17,309	–	–	–	–	17,309
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	25,888	–	–	–	–	25,888

Other portfolio loans:
Home equity	33,872	333	62	210	605	34,477
Consumer	34,223	301	131	88	520	34,743
Commercial	77,826	–	–	625	625	78,451
Total other portfolio loans	145,921	634	193	923	1,750	147,671

Total portfolio loans	$747,840	$3,701	$916	$7,234	$11,851	$759,691

December 31, 2016
Real estate loans:
One- to four-family	$273,564	$1,320	$390	$919	$2,629	$276,193
Multi-family	70,452	–	–	–	–	70,452
Commercial	101,867	–	–	2,276	2,276	104,143
Land	11,670	–	–	5,548	5,548	17,218
Total real estate loans	457,553	1,320	390	8,743	10,453	468,006

Real estate construction loans:
One- to four-family	22,687	–	–	–	–	22,687
Commercial	14,432	–	–	–	–	14,432
Acquisition and development	–	–	–	–	–	–
Total real estate construction loans	37,119	–	–	–	–	37,119

Other portfolio loans:
Home equity	37,037	201	510	–	711	37,748
Consumer	38,412	506	165	149	820	39,232
Commercial	57,124	321	–	502	823	57,947
Total other portfolio loans	132,573	1,028	675	651	2,354	134,927

Total portfolio loans	$627,245	$2,348	$1,065	$9,394	$12,807	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of December 31, 2017 and 2016 were $7.8 million and $10.1 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of December 31, 2017 and 2016. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of December 31, 2017 and 2016:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

December 31, 2017
Real estate loans:
One- to four-family	$285,535	$1,136	$286,671
Multi-family	65,419	–	65,419
Commercial	220,072	210	220,282
Land	8,250	5,510	13,760
Total real estate loans	579,276	6,856	586,132

Real estate construction loans:
One- to four-family	8,579	–	8,579
Commercial	17,309	–	17,309
Acquisition and development	–	–	–
Total real estate construction loans	25,888	–	25,888

Other portfolio loans:
Home equity	34,267	210	34,477
Consumer	34,646	97	34,743
Commercial	77,826	625	78,451
Total other portfolio loans	146,739	932	147,671

Total portfolio loans	$751,903	$7,788	$759,691

December 31, 2016
Real estate loans:
One- to four-family	$274,660	$1,533	$276,193
Multi-family	70,452	–	70,452
Commercial	101,867	2,276	104,143
Land	11,670	5,548	17,218
Total real estate loans	458,649	9,357	468,006

Real estate construction loans:
One- to four-family	22,687	–	22,687
Commercial	14,432	–	14,432
Acquisition and development	–	–	–
Total real estate construction loans	37,119	–	37,119

Other portfolio loans:
Home equity	37,690	58	37,748
Consumer	38,995	237	39,232
Commercial	57,445	502	57,947
Total other portfolio loans	134,130	797	134,927

Total portfolio loans	$629,898	$10,154	$640,052

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of December 31, 2017 and 2016:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

December 31, 2017
Real estate loans:
Multi-family	$65,419	$–	$–	$–	$65,419
Commercial	217,632	1,181	1,469	–	220,282
Land	8,250	–	5,510	–	13,760
Total real estate loans	291,301	1,181	6,979	–	299,461

Real estate construction loans:
Commercial	17,309	–	–	–	17,309
Total real estate construction loans	17,309	–	–	–	17,309

Other portfolio loans:
Commercial	76,159	–	2,292	–	78,451
Total other portfolio loans	76,159	–	2,292	–	78,451

Total risk graded portfolio loans	$384,769	$1,181	$9,271	$–	$395,221

December 31, 2016
Real estate loans:
Multi-family	$70,419	$–	$33	$–	$70,452
Commercial	101,785	–	2,358	–	104,143
Land	11,708	–	5,510	–	17,218
Total real estate loans	183,912	–	7,901	–	191,813

Real estate construction loans:
Commercial	14,432	–	–	–	14,432
Total real estate construction loans	14,432	–	–	–	14,432

Other portfolio loans:
Commercial	55,278	1,663	1,006	–	57,947
Total other portfolio loans	55,278	1,663	1,006	–	57,947

Total risk graded portfolio loans	$253,622	$1,663	$8,907	$–	$264,192

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS (continued)

When establishing the allowance, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. Activity in the allowance for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provision Expense	Ending Balance
	(Dollars in Thousands)

December 31, 2017
Real estate loans:
One- to four-family	$3,090	$(82)	$235	$(559)	$2,684
Multi-family	268	–	–	(98)	170
Commercial	2,209	–	–	780	2,989
Land	207	–	5	(53)	159
Total real estate loans	5,774	(82)	240	70	6,002
Real estate construction loans:
One- to four-family	159	–	–	(104)	55
Commercial	120	–	–	58	178
Acquisition and development	–	–	–	–	–
Total real estate construction loans	279	–	–	(46)	233
Other portfolio loans:
Home equity	560	(183)	33	194	604
Consumer	457	(411)	240	59	345
Commercial	880	(119)	27	554	1,342
Total other portfolio loans	1,897	(713)	300	807	2,291
Unallocated	212	–	–	(138)	74
Total	$8,162	$(795)	$540	$693	$8,600

December 31, 2016
Real estate loans:
One- to four-family	$3,142	$(353)	$561	$(260)	$3,090
Multi-family	217	–	–	51	268
Commercial	1,337	–	–	872	2,209
Land	260	–	32	(85)	207
Total real estate loans	4,956	(353)	593	578	5,774
Real estate construction loans:
One- to four-family	144	–	–	15	159
Commercial	116	–	–	4	120
Acquisition and development	–	–	–	–	–
Total real estate construction loans	260	–	–	19	279
Other portfolio loans:
Home equity	972	(141)	45	(316)	560
Consumer	871	(566)	310	(158)	457
Commercial	556	(91)	1	414	880
Total other portfolio loans	2,399	(798)	356	(60)	1,897
Unallocated	130	–	–	82	212
Total	$7,745	$(1,151)	$949	$619	$8,162

December 31, 2015
Real estate loans:
One- to four-family	$3,206	$(313)	$356	$(107)	$3,142
Multi-family	28	–	8	181	217
Commercial	1,023	–	51	263	1,337
Land	197	(56)	138	(19)	260
Total real estate loans	4,454	(369)	553	318	4,956
Real estate construction loans:
One- to four-family	16	–	–	128	144
Commercial	19	–	–	97	116
Acquisition and development	–	–	–	–	–
Total real estate construction loans	35	–	–	225	260
Other portfolio loans:
Home equity	992	(146)	56	70	972
Consumer	844	(540)	277	290	871
Commercial	663	–	–	(107)	556
Total other portfolio loans	2,499	(686)	333	253	2,399
Unallocated	119	–	–	11	130
Total	$7,107	$(1,055)	$886	$807	$7,745

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of December 31, 2017:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$–	$2,684	$2,684
Multi-family	–	170	170
Commercial	4	2,985	2,989
Land	–	159	159
Total real estate loans	4	5,998	6,002

Real estate construction loans:
One- to four-family	–	55	55
Commercial	–	178	178
Acquisition and development	–	–	–
Total real estate construction loans	–	233	233

Other portfolio loans:
Home equity	–	604	604
Consumer	–	345	345
Commercial	498	844	1,342
Total other portfolio loans	498	1,793	2,291

Unallocated	–	74	74

Total ending allowance for portfolio loan losses balance	$502	$8,098	$8,600

Portfolio loans:
Real estate loans:
One- to four-family	$–	$286,671	$286,671
Multi-family	–	65,419	65,419
Commercial	1,319	218,963	220,282
Land	5,510	8,250	13,760
Total real estate loans	6,829	579,303	586,132

Real estate construction loans:
One- to four-family	–	8,579	8,579
Commercial	–	17,309	17,309
Acquisition and development	–	–	–
Total real estate construction loans	–	25,888	25,888

Other portfolio loans:
Home equity	–	34,477	34,477
Consumer	–	34,743	34,743
Commercial	976	77,475	78,451
Total other portfolio loans	976	146,695	147,671

Total ending portfolio loans balance	$7,805	$751,886	$759,691

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

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

Years Ended December 31, 2017, 2016 and 2015

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance. For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans, including TDRs, individually evaluated for impairment of approximately $0.5 million at both December 31, 2017 and 2016.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$17,679	$20,060
Multi-family	–	–
Commercial	1,109	2,488
Land	6,136	6,311
Total real estate loans	24,924	28,859

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	4,043	4,230
Consumer	1,302	1,573
Commercial	620	181
Total other portfolio loans	5,965	5,984

Total TDRs classified as impaired loans	$30,889	$34,843

The TDR balances included performing TDRs of $15.7 million and $20.3 million as of December 31, 2017 and 2016, respectively. There were no commitments to lend additional amounts on TDRs as of December 31, 2017 and 2016.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

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

The following table presents information on TDRs during the years ended December 31, 2017, 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
December 31, 2017
Troubled debt restructuring:
Real estate loans:
One- to four-family	11	$2,046	$2,046
Commercial	1	651	651
Land	3	231	231
Total real estate loans	15	2,928	2,928

Other portfolio loans:
Home equity	8	659	659
Consumer	10	213	213
Commercial	3	520	520
Total other portfolio loans	21	1,392	1,392

Total troubled debt restructurings	36	$4,320	$4,320

December 31, 2016
Troubled debt restructuring:
Real estate loans:
One- to four-family	34	$4,353	$4,147
Land	2	98	98
Total real estate loans	36	4,451	4,245

Other portfolio loans:
Home equity	17	1,115	1,115
Consumer	13	279	279
Total other portfolio loans	30	1,394	1,394

Total troubled debt restructurings	66	$5,845	$5,639

December 31, 2015
Troubled debt restructuring:
Real estate loans:
One- to four-family	15	$1,691	$1,691
Land	5	754	724
Total real estate loans	20	2,445	2,415

Other portfolio loans:
Home equity	13	1,711	1,711
Consumer	11	219	219
Commercial	1	77	77
Total other portfolio loans	25	2,007	2,007

Total troubled debt restructurings	45	$4,452	$4,422

All of the Company’s portfolio loans that were restructured as TDRs during the years ended December 31, 2017, 2016 and 2015, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

There was one subsequent default on portfolio loans that were restructured as TDRs during the year ended December 31, 2017. The subsequent default was a home equity loan with a recorded investment of $8,000.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS (continued)

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

The following table presents information about impaired portfolio loans as of December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$–	$–	$–
Multi-family	–	–	–
Commercial	506	506	–
Land	5,510	5,510	–
Total real estate loans	6,016	6,016	–

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	–	–	–
Consumer	–	–	–
Commercial	29	29	–
Total other portfolio loans	29	29	–

Total with no related allowance recorded	$6,045	$6,045	$–

With an allowance recorded:
Real estate loans:
One- to four-family	$18,572	$18,984	$1,198
Multi-family	–	–	–
Commercial	812	812	4
Land	627	677	89
Total real estate loans	20,011	20,473	1,291

Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–

Other portfolio loans:
Home equity	4,086	4,243	441
Consumer	1,399	1,408	174
Commercial	947	947	498
Total other portfolio loans	6,432	6,598	1,113

Total with an allowance recorded	$26,443	$27,071	$2,404

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the years ended December 31, 2017, 2016 and 2015:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)
December 31, 2017
Real estate loans:
One- to four-family	$19,954	$781	$–
Multi-family	17	–	–
Commercial	2,041	87	32
Land	6,224	35	–
Total real estate loans	28,236	903	32
Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–
Other portfolio loans:
Home equity	4,159	191	–
Consumer	1,564	101	–
Commercial	939	21	–
Total other portfolio loans	6,662	313	–
Total	$34,898	$1,216	$32

December 31, 2016
Real estate loans:
One- to four-family	$21,461	$1,011	$–
Multi-family	70	3	–
Commercial	2,670	92	–
Land	6,694	86	–
Total real estate loans	30,895	1,192	–
Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–
Other portfolio loans:
Home equity	4,508	212	–
Consumer	1,810	118	–
Commercial	770	58	–
Total other portfolio loans	7,088	388	–
Total	$37,983	$1,580	$–

December 31, 2015
Real estate loans:
One- to four-family	$19,100	$903	$–
Multi-family	146	6	–
Commercial	3,230	124	–
Land	7,010	268	–
Total real estate loans	29,486	1,301	–
Real estate construction loans:
One- to four-family	–	–	–
Commercial	–	–	–
Acquisition and development	–	–	–
Total real estate construction loans	–	–	–
Other portfolio loans:
Home equity	4,263	198	–
Consumer	1,481	95	–
Commercial	724	41	–
Total other portfolio loans	6,468	334	–
Total	$35,954	$1,635	$–

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $0.5 million and $1.6 million of one- to four-family residential and home equity loans in process of foreclosure as of December 31, 2017 and 2016, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.8 million and $1.9 million as of December 31, 2017 and 2016. The activity on these loans during the years ended December 31, 2017, 2016 and 2015, was as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in Thousands)

Beginning balance	$1,856	$1,919	$169
New portfolio loans and advances on existing portfolio loans	–	–	1,776
Effect of changes in related parties	–	–	–
Repayments	(61)	(63)	(26)
Ending balance	$1,795	$1,856	$1,919

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

The Company internally originated approximately $37.8 million, $72.3 million and $35.3 million of mortgage loans held-for-sale during the years ended December 31, 2017, 2016 and 2015, respectively. The gain recorded on sale of mortgage loans held-for-sale during the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.0 million and $0.8 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company internally originated approximately $10.4 million, $13.6 million and $3.9 million, respectively, of SBA/USDA loans held-for-sale. The gain recorded on sales of SBA/USDA loans held-for-sale was $0.7 million, $1.0 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company originated approximately $1.1 billion, $1.8 billion and $1.1 billion, respectively, of warehouse loans held-for-investment through third parties. Loans which were ultimately sold under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $1.7 million, $2.7 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 10 days, 12 days and 17 days for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 9. LAND, PREMISES, AND EQUIPMENT, NET

Land, premises, and equipment, net at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Land	$7,016	$7,016
Buildings and leasehold improvements	12,057	12,003
Furniture, fixtures, and equipment	9,299	9,057
Land, premises, and equipment	28,372	28,076
Accumulated depreciation and amortization	(14,200)	(13,131)
Land, premises, and equipment, net	$14,172	$14,945

Depreciation expense was $1.1 million, $1.1 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 10. DEPOSITS

The Company had $455.9 million and $390.7 million in non-maturity deposits at December 31, 2017 and 2016, respectively. Time deposits were $219.9 million and $237.7 million at December 31, 2017 and 2016, respectively. Scheduled maturities of time deposits at December 31, 2017 were as follows:

(Dollars in Thousands)
2018	$119,696
2019	48,810
2020	15,031
2021	9,807
2022	26,583
Thereafter	–
Total time deposits	$219,927

Time deposits in amounts equal to or greater than $250,000 were approximately $76.0 million and $30.1 million at December 31, 2017 and 2016, respectively. Deposit amounts in excess of $250,000 are generally not insured by the Federal Deposit Insurance Corporation (FDIC).

As of December 31, 2017, the Company did not have any deposit relationships in excess of 5% of total deposits. Brokered deposits, which are reported on the consolidated balance sheets in either money market accounts or time deposits, were $74.9 million, or 11.1% of total deposits, at December 31, 2017. As of December 31, 2016, the Company had deposit relationships in excess of 5% of total deposits with one customer, which totaled $40.0 million, or 6.4% of total deposits. Additionally, brokered deposits were $84.0 million, or 13.4% of total deposits, at December 31, 2016. Brokered deposits typically consist of smaller individual balances that have liquidity characteristics and yields consistent with time deposits in amounts equal to or greater than $250,000. Management does not view these concentrations as a liquidity risk.

Deposits from directors, executive officers and their associates were approximately $0.3 million and $0.2 million at December 31, 2017 and 2016, respectively.

Interest expense on customer deposit accounts for the years ending December 31, 2017, 2016 and 2015 is summarized as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Interest-bearing demand	$497	$454	$105
Savings and money market	2,007	938	693
Time	2,666	2,215	1,628
Total interest expense on deposits	$5,170	$3,607	$2,426

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no outstanding balance on repurchase agreements as of December 31, 2017 and 2016. Information concerning repurchase agreements as of and for the years ended December 31, 2017, 2016 and 2015, is summarized as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	(Dollars in Thousands)

Average daily balance outstanding during the period	$–		$82		$31,370
Maximum month-end balance during the period	$–		$–		$66,300
Weighted average coupon interest rate during the period	−	%	0.80%		4.89%
Weighted average coupon interest rate at end of period	−	%	−	%	0.80%
Weighted average maturity (months)	–		–		–

The Company had no investment securities posted as collateral under the repurchase agreement as of December 31, 2017 and 2016.

NOTE 12. FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2017 and 2016, advances from the FHLB were as follows:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)

Maturity on January 30, 2017, fixed rate at 0.61%	$–	$50,000
Maturity on June 20, 2017, fixed rate 0.73%	–	833
Maturity on June 20, 2017, fixed rate 0.91%	–	10,000
Maturity on January 18, 2018, fixed rate at 1.42%	50,000	–
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	1,500	2,500
Maturity on June 8, 2021, fixed rate at 2.59%	20,000	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	15,000	15,000
Daily rate credit, no maturity date, adjustable rate at 1.59% as of December 31, 2017 and at 0.80% as of December 31, 2016	101,600	65,000
Total	$213,525	$188,758

The FHLB advances had a weighted-average maturity of 10 months and a weighted-average rate of 1.77% at December 31, 2017. The Company had $405.6 million in portfolio loans posted as collateral for these advances as of December 31, 2017.

The Bank’s remaining borrowing capacity with the FHLB was $63.3 million at December 31, 2017. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with cash and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of December 31, 2017, fair value exceeded the book value of the individual advances by $0.4 million, which was collateralized by portfolio loans (included in the $405.6 million discussed above). The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $34.1 million as of December 31, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the Financial Statements and these Notes. The principal commitments as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Undisbursed portion of loans closed	$18,518	$4,118
Unused lines of credit and commitments to fund loans	209,258	110,426

As of December 31, 2017, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 4.95% to 7.00%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $33.9 million and had interest rates that ranged from 2.45% to 18.00% and the variable rate commitments totaled $175.4 million and had interest rates that ranged from 2.81% to 9.25%. As of December 31, 2016, the undisbursed portion of loans closed was primarily unfunded SBA loans with variable rates ranging from 4.25% to 6.25%, and the unused lines of credit and commitments to fund loans were made up of both fixed rate and variable rate commitments. The fixed rate commitments totaled $23.5 million and had interest rates that ranged from 2.45% to 18.00% and the variable rate commitments totaled $86.9 million and had interest rates that ranged from 2.01% to 8.50%. As of December 31, 2017 and 2016, the Company had fully secured outstanding standby letters of credit commitments totaling $122,000 and $623,000, respectively.

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

The Company has employment agreements with three of its officers, which were all effective as of December 31, 2017 and 2016. However, as of December 31, 2017 and 2016, the Company had no balance accrued for any liabilities related to these agreements.

In addition to its borrowing capacity with the FHLB, the Company maintained lines of credit with private financial institutions as of December 31, 2017 and 2016. These lines of credit totaled $62.0 million and $47.0 million as of December 31, 2017 and 2016, respectively, for which no balance was outstanding as of December 31, 2017 or 2016.

The Company has operating leases in place for six business locations. Lease payments in total over the next 5 years are approximately $1.8 million.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 14. INCOME TAXES

Income tax expense for the years ending December 31, 2017, 2016 and 2015 was as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Current – federal	$1,751	$961	$–
Current – state	344	139	–
Deferred – federal	630	2,409	(684)
Deferred – state, net of federal tax effect	77	226	(31)
Provisional tax adjustment related to deferred tax assets devaluation from Tax Cuts and Jobs Act	1,641	–	–
Increase (decrease) in valuation allowance – federal	109	(93)	(7,905)
Increase (decrease) in valuation allowance – state	7	(10)	(887)
Income tax expense (benefit)	$4,559	$3,632	$(9,507)

The effective tax rate differs from the statutory federal income tax rate for the years ending December 31, 2017, 2016 and 2015 as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Income taxes at current statutory rate of 34%	$2,627	$3,417	$(608)
Increase (decrease) from:
State income tax, net of federal tax effect	278	318	(22)
Tax-exempt income	(35)	(32)	(31)
Increase in cash surrender value of bank owned life insurance	(160)	(158)	(163)
Nondeductible merger expenses	115	–	–
Stock option expense	–	171	6
Change related to Internal Revenue Code § 382 net operating loss carryover limitations	–	4	80
Provisional tax adjustment related to deferred tax assets devaluation from Tax Cuts and Jobs Act	1,641	–	–
Change in federal valuation allowance	109	(93)	(7,905)
Change in state valuation allowance	7	(10)	(887)
Other, net	(23)	15	23
Income tax expense (benefit)	$4,559	$3,632	$(9,507)
Effective tax rate	59.0%	36.1%	n/a

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 14. INCOME TAXES (continued)

Deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Deferred tax assets:
Allowance for portfolio loan losses	$2,183	$3,027
Other real estate owned	15	894
Net operating loss carryover – limited by Internal Revenue Code § 382	1,257	2,010
Net unrealized loss on securities available-for-sale	233	518
Deferred loan fees	159	210
Alternative minimum tax credit	527	527
Other	785	936
Total deferred tax assets	5,159	8,122
Valuation allowance – federal	(90)	(24)
Valuation allowance – state	(12)	(3)
Total deferred tax assets, net of valuation allowance	5,057	8,095

Deferred tax liability:
Depreciation	(332)	(514)
Deferred loan costs	(223)	(271)
Prepaid expenses	(151)	(272)
Other	(243)	(286)
Total deferred tax liability	(949)	(1,343)
Net deferred tax asset	$4,108	$6,752

The Tax Cuts and Jobs Act (Tax Reform) was enacted on December 22, 2017. The Tax Reform reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions. Accounting guidance required the Company to remeasure its deferred tax assets and deferred tax liabilities using the new enacted tax rate. The Company has recorded additional expense of $1.6 million to reflect changes that resulted from the enactment of the Tax Reform. Notwithstanding the foregoing, we are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts.

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

As of both December 31, 2017 and 2016, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on these evaluations, it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $102,000 and $27,000 as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company used $0.3 million and $4.1 million of federal net operating loss carryover, while no federal net operating loss carryover was used during the year ended December 31, 2015. During the years ended December 31, 2017, 2016 and 2015, the Company used $0.3 million, $2.6 million and $0.1 million, respectively, of state net operating loss carryover.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 14. INCOME TAXES (continued)

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. During the third quarter of 2013, the Company became aware of the change in ownership based on applicable filings made by stockholders with the Securities and Exchange Commission (the SEC). In accordance with IRC § 382, the Company determined the gross amount of federal net operating loss carryover that it could utilize was limited to approximately $325,000 per year, excluding any net operating loss carryover that may be generated in the future. For federal purposes, only pre-change net operating loss carryforward remains. For state purposes, post-change, non-limited net operating loss carryforward remains. During the year ended December 31, 2017, $0.6 million of state net operating losses were generated.

As of December 31, 2017, the Company has a federal net operating loss carryover of $5.0 million which will expire between 2027 and 2033. There is no valuation allowance on this carryover. As of December 31, 2017, the Company has a state net operating loss carryover of $5.6 million which will expire between 2018 and 2033. There is no valuation allowance on this carryover.

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

The following table summarizes the basic and diluted earnings per common share computation for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in Thousands, Except Share Information)
Basic:
Net income	$3,168	$6,418	$7,718
Weighted average common shares outstanding	15,548,168	15,508,933	15,508,969
Less: average unallocated employee stock ownership plan shares	(67,067)	(71,844)	(76,647)
Less: average director’s deferred compensation shares	(16,792)	(19,743)	(33,899)
Less: average unvested restricted stock awards	(39,143)	–	(136)
Weighted average common shares outstanding, as adjusted	15,425,166	15,417,346	15,398,287
Basic earnings per common share	$0.21	$0.42	$0.50

Diluted:
Net income	$3,168	$6,418	$7,718
Weighted average common shares outstanding, as adjusted (from above)	15,425,166	15,417,346	15,398,287
Add: dilutive effects of assumed exercise of stock options	–	–	–
Add: dilutive effects of full vesting of stock awards	–	–	–
Weighted average dilutive shares outstanding	15,425,166	15,417,346	15,398,287
Diluted earnings per common share	$0.21	$0.42	$0.50

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 15. EARNINGS PER COMMON SHARE (continued)

During the years ended December 31, 2017, 2016 and 2015, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 16. EMPLOYEE BENEFITS

Defined Contribution Plan

Company employees meeting certain age and length of service requirements may participate in a 401(k) plan sponsored by the Company. Plan participants may contribute between 1% and 75% of gross income, subject to an Internal Revenue Service maximum amount, with a Company match equal to 100% of the first 3% of the compensation contributed, plus 50% of the next 2% of the compensation contributed. For the years ended December 31, 2017, 2016 and 2015, the total plan expense was $375,000, $382,000 and $160,000, respectively.

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

The Company recorded expense of $14,000, $13,000 and $7,000 for SERP and Director Retirement Plans in 2017, 2016 and 2015, respectively, including increases for vesting, increases in the market value of Company stock held in the Trust, and interest on unpaid appreciation benefits, net of the reversal of benefits accrued for SERP participants who severed their employment prior to retirement.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 16. EMPLOYEE BENEFITS (continued)

Below is the amount of accrued liability and unvested appreciation benefit under the SERP and Director Retirement Plan as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)
Accrued liability:
Executive and senior officer SERP	$221	$209
Director retirement plan	$56	$70
Unvested appreciation benefit:
Executive and senior officer SERP	$127	$136
Director retirement plan	$–	$–

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

The Company’s Board of Directors also approved resumption of regularly scheduled payments and disbursements under the Director Retirement Plan. Regular payments and disbursements totaled $16,000 in cash and 205 shares during the year ended December 31, 2017, $16,000 in cash and 175 shares during the year ended December 31, 2016, and $1,000 in cash and 43 shares during the year ended December 31, 2015.

Under the Director Retirement Plan, all cash payments during 2017, 2016, and 2015 were previously accrued for and all share distributions during 2017, 2016, and 2015 were of previously issued and outstanding Company stock.

Deferred Director Fee Plan

A deferred director fee compensation plan covers all non-employee directors. Under the plan, directors may defer director fees. These fees are expensed as earned and the plan accumulates the fees plus earnings. At December 31, 2017 and 2016, the liability for the plan was $99,000 and $118,000, respectively.

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

Years Ended December 31, 2017, 2016 and 2015

NOTE 17. EMPLOYEE STOCK OWNERSHIP PLAN (continued)

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

Contributions to the ESOP were $97,000, $97,000 and $94,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and did not include dividends on unearned shares during any of the years.

Compensation expense for shares committed to be released under the ESOP was $39,000, $30,000 and $23,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Shares held by the ESOP as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016

Allocated to eligible employees	4,790	4,790
Unearned	62,277	67,067
Total ESOP shares	67,067	71,857

	(Dollars in Thousands)
Fair value of unearned shares	$587	$456

NOTE 18. STOCK-BASED COMPENSATION

Plans Adopted in 2016

2016 Omnibus Incentive Plan

At the 2016 Annual Meeting of Stockholders, the Company’s stockholders approved the 2016 Omnibus Incentive Plan (2016 Incentive Plan). In 2016, the Company also adopted, two incentive compensation plans under the 2016 Incentive Plan. These plans provided for the grants of awards to the Company’s three executive officers, based on the Company’s earnings per share, return on average assets, and the amount of non-performing assets as a percentage of total assets. Under the first plan, the Annual Incentive Plan, awards are made 70% in cash and 30% in restricted stock to vest over a three-year period. Under the second plan, the Long Term Incentive Plan, awards are made in restricted stock, which will cliff vest after five years.

The compensation cost that has been charged against income for 2016 Incentive Plan restricted stock awards was $131,000 during the year ended December 31, 2017. There was no compensation cost that has been charged against income for 2016 Incentive Plan restricted stock awards for the years ended December 31, 2016 and 2015.

The Company’s Board of Directors awarded 44,648 shares of restricted stock, with a grant date fair value of $7.78, under the 2016 Incentive Plan on February 15, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 18. STOCK-BASED COMPENSATION (continued)

A summary of the status of the shares as of and for the year ended December 31, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2017	–	$–
Granted	44,648	7.78
Vested	–	–
Forfeited	–	–
Non-vested as of December 31, 2017	44,648	7.78

There was approximately $216,000 of unrecognized compensation expense related to non-vested shares awarded under the 2016 Incentive Plan at December 31, 2017. The expense is expected to be recognized over a weighted-average period of 3.6 years.

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

There was no compensation cost that has been charged against income for the Recognition Plan or the Stock Option Plan for the years ended December 31, 2017 and 2016. The compensation cost that has been charged against income for the Recognition Plan was $2,000 during the year ended December 31, 2015. The compensation cost that has been charged against income for the Stock Option Plan for the year ended December 31, 2015 was $12,000.

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

There were no common stock share awards during the years ended December 31, 2017, 2016 and 2015. There were no non-vested shares outstanding under the Recognition Plan at December 31, 2017 and 2016.

There was no unrecognized compensation expense related to non-vested shares awarded under the Recognition Plan at December 31, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

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

There were no incentive stock option awards during the years ended December 31, 2017, 2016 and 2015.

A summary of the option activity under the Stock Option Plan as of December 31, 2017 and 2016, and changes for the year then ended is presented below:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in Years)	(in Thousands)

Outstanding at January 1, 2016	22,344	19.39
Granted	–	–
Exercised	–	–
Forfeited	(1,568)	78.16
Outstanding at December 31, 2016	20,776	14.95	3.5	–

Vested or expected to vest	20,776	14.95	3.5	–
Exercisable at year end	20,776	14.95	3.5	–

Outstanding at January 1, 2017	20,776	14.95
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding at December 31, 2017	20,776	14.95	2.5	–

Vested or expected to vest	20,776	14.95	2.5	–
Exercisable at year end	20,776	14.95	2.5	–

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

There was no unrecognized compensation cost related to non-vested stock options granted under the Stock Option Plan as of December 31, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 19. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of December 31, 2017 and 2016 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
December 31, 2017
Total capital (to risk weighted assets)	$98.3	12.53%	$78.5	10.00%
Common equity tier 1 capital (to risk weighted assets)	89.7	11.43%	51.0	6.50%
Tier 1 capital (to risk weighted assets)	89.7	11.43%	62.8	8.00%
Tier 1 capital (to adjusted total assets)	89.7	9.67%	46.4	5.00%

December 31, 2016
Total capital (to risk weighted assets)	$92.8	14.83%	$62.6	10.00%
Common equity tier 1 capital (to risk weighted assets)	85.0	13.58%	40.7	6.50%
Tier 1 capital (to risk weighted assets)	85.0	13.58%	50.1	8.00%
Tier 1 capital (to adjusted total assets)	85.0	9.44%	45.0	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of December 31, 2017 was well-capitalized.

Beginning on January 1, 2016, as a result of the commencement of the phase-in of amended regulatory risk-based capital rules, the Bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. The capital conservation buffer must consist solely of common equity tier 1 capital, but it applies to all three risk-weighted measurements (total risk based capital to risk-weighted assets ratio, common equity tier 1 capital to risk-weighted assets ratio, tier 1 capital to risk-weighted assets ratio) in addition to the minimum risk-weighted capital requirements. The capital conservation buffer required for 2016 was common equity equal to 0.625% of risk-weighted assets, the buffer required for 2017 is common equity equal to 1.25% of risk-weighted assets, and will increase by 0.625% per year until reaching 2.5% beginning January 1, 2019. The Bank’s actual capital conservation buffer was 4.53% as of December 31, 2017.

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed Balance Sheets – December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
	(Dollars in Thousands)

Cash and cash equivalents at subsidiary	$954	$1,068
Investment in subsidiary	90,087	85,841
Note receivable from employee stock ownership plan	1,660	1,757
Other assets	–	337
Total assets	$92,701	$89,003

Accrued expenses and other liabilities	$2,041	$1,985
Total stockholders’ equity	90,660	87,018
Total liabilities and stockholders’ equity	$92,701	$89,003

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 20. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements Of Operations – Years ended December 31, 2017, 2016 and 2015

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in Thousands)

Net interest income	$65	$64	$62

Noninterest income and expense:
Noninterest income	171	162	454
Equity in net income of subsidiary	3,947	8,801	5,034
Noninterest expense	(1,079)	(568)	(464)
Total noninterest income and expense	3,039	8,395	5,024

Income before income tax expense	3,104	8,459	5,086
Income tax expense (benefit)	(64)	2,041	(2,632)
Net income	$3,168	$6,418	$7,718

Condensed Statements Of Cash Flows – Years ended December 31, 2017, 2016 and 2015

	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$3,168	$6,418	$7,718
Adjustments to reconcile net income to net cash from operating activities:
Employee stock ownership plan compensation expense	39	30	23
Restricted stock awards	1	–	–
Share-based compensation expense	131	–	14
Net change in other assets	337	2,242	(2,578)
Net change in accrued expenses and other liabilities	56	(351)	(229)
Equity in undistributed income of subsidiary	(3,947)	(8,801)	(5,034)
Net cash provided by (used in) operating activities	(215)	(462)	(86)

Cash flows from investing activities:
Payment received on employee stock ownership plan loan	97	96	94
Net cash provided by investing activities	97	96	94

Cash flows from financing activities:
Shares purchased for and distributions from Rabbi Trust	4	126	(30)
Net cash used in financing activities	4	126	(30)

Net increase (decrease) in cash and cash equivalents	(114)	(240)	(22)
Cash and cash equivalents, beginning of year	1,068	1,308	1,330
Cash and cash equivalents, end of year	$954	$1,068	$1,308

NOTE 21. AGREEMENT AND PLAN OF MERGER WITH AMERIS BANCORP

On November 16, 2017, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Ameris Bancorp, a Georgia corporation (Ameris). Pursuant to the Merger Agreement, the Company will merge into Ameris, with Ameris as the surviving entity (the Ameris Merger). The Merger Agreement provides that, immediately following the Ameris Merger, the Bank will be merged into Ameris Bank, a Georgia bank wholly owned by Ameris, with Ameris Bank as the surviving entity (the Bank Merger).

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016 and 2015

NOTE 21. AGREEMENT AND PLAN OF MERGER WITH AMERIS BANCORP (continued)

Under the terms and subject to the conditions of the Merger Agreement, the Company’s stockholders will have the right to receive $1.39 in cash and 0.17 shares of Ameris common stock for each share of the common stock of the Company they hold. The Merger Agreement provides that immediately prior to the closing of the Ameris Merger, the Company’s outstanding restricted stock awards will fully vest and be converted into the right to receive the same merger consideration per share as other outstanding shares of the Company’s common stock.

The Merger Agreement has been unanimously approved by the boards of directors of the Company and Ameris. The closing of the Ameris Merger is subject to the required approval of the Company’s stockholders, requisite regulatory approvals and other customary closing conditions. The Ameris Merger is expected to close during the second quarter of 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 31, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment and those criteria, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2017. “Management’s Report on Internal Control Over Financial Reporting” is included within Item 8. Financial Statements and Supplementary Data of this Report. The effectiveness of our internal control over financial reporting was audited by Dixon Hughes Goodman LLP, our independent registered public accounting firm, whose unqualified report is also included within Item 8. Financial Statements and Supplementary Data of this Report.

(c) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors currently consists of seven directors. Our Bylaws divide our directors into three classes that are as nearly equal in number as possible. We currently have three classes with one class consisting of three directors and two classes consisting of two directors. Our directors are generally elected at our annual meeting of stockholders for a three-year term expiring at the third succeeding annual meeting of stockholders after their election, or such shorter period as our Board of Directors may determine or if the director is elected to fill a vacancy, and until their respective successors have been duly elected and qualified. The terms of office of our three classes of directors expire on a staggered basis such that the terms of one of the three classes expires at each annual meeting of our stockholders, unless the term of a director in that class ended early due to the earlier death, resignation, retirement, or removal of the director.

Class I Directors – Terms Scheduled to End in 2020

W. Eric Palmer, age 55. Mr. Palmer is a life-long resident of Jacksonville, Florida. He has been employed by the Mayo Clinic for the past 26 years. He currently serves as an Operations Administrator for the Provider Relation Departments. He previously served as the Operations Manager for Primary Care, the Director and Section Head of Patient Financial Services and as Section Manager of Accounts Receivable. Mr. Palmer is active in a number of Jacksonville area civic organizations, which provide an opportunity for the community to learn more about Atlantic Coast Bank and its products and services. Mr. Palmer was associated with Atlantic Coast Federal Credit Union as a member of its Credit Union Service Organization and its Community Advisory Board. In those roles, Mr. Palmer interacted with members and member organizations and helped identify business development opportunities. Originally, Mr. Palmer was nominated as a director in order to use his previous experience and familiarity with the Atlantic Coast Federal Credit Union members to assist management in the transition from a credit union to a publicly traded bank holding company. Mr. Palmer also brings to our Board of Directors and organization knowledge and insight about our Northeast Florida markets through his involvement in Jacksonville civic organizations which is useful to Atlantic Coast Bank’s product design and marketing plans.

Jay S. Sidhu, age 66. Mr. Sidhu, who has been named Vice Chairman of our Board of Directors, is a director and the Chairman and Chief Executive Officer of Customers Bancorp, Inc. (Customers), Wyomissing, Pennsylvania, where he has served since June 2009. Since Mr. Sidhu joined Customers, the company has grown from $250 million in assets to over $9 billion in assets. Mr. Sidhu also serves as Chairman and Chief Executive Officer of Customers’ subsidiary, Customers Bank, and its division, BankMobile. Mr. Sidhu was the Chairman and Chief Executive Officer of Sidhu Advisors, LLC, a private equity and financial services consulting company, from 2006 until 2009. Previously, Mr. Sidhu served as Chairman and Chief Executive Officer of Sovereign Bancorp, Inc. (Sovereign), Philadelphia, Pennsylvania, where he was employed from 1986 until 2006. Under his leadership, Sovereign grew from a small thrift with less than $1 billion in assets to a nearly $90 billion financial institution, ranking as the 17th largest bank in the United States, with a branch network of 800 locations serving customers from Maryland to New Hampshire. Mr. Sidhu has extensive experience in the financial services industry, as well as his capital markets background. Mr. Sidhu brings to our Board of Directors significant experience in public company operations and management, and is expected to contribute meaningfully to the Board of Director's work in evaluating strategic opportunities, and offering guidance with respect to credit management.

John K. Stephens, age 54. Mr. Stephens is a 27-year veteran of the banking and financial services industry. Mr. Stephens joined us as President and Chief Executive Officer in October 2013. Prior to joining us, from May 2011 until September 2013, Mr. Stephens served as President of Orlando, Florida-based Tower Bridge Capital, Inc., a privately held mezzanine debt and strategic advisory firm focused on emerging growth companies. From 2006 to 2011, he served as Chief Lending Officer for the Central and North Florida operations of Fifth Third Bank, N.A., overseeing a loan portfolio of almost $2 billion and was responsible for strategic leadership for all wholesale banking activities in that market area. Mr. Stephens began his career in 1986 with Wachovia Bank, N.A., now Wells Fargo & Company, where he started as a regional banking officer, later became a relationship manager responsible for originating and managing senior debt and ancillary service relationships with corporate clients, and was ultimately selected to start and lead a leveraged finance group. Mr. Stephens brings significant and varied banking experience to our Board of Directors, including work within the Northeast Florida market.

Class II Directors – Terms Scheduled to End in 2018

Bhanu Choudhrie, age 39. Mr. Choudhrie is a private equity investor with investments in the United States, United Kingdom, Europe and Asia. He was elected to our Board of Directors is 2010. He also has served as a Director of Customers Bank since July 2009 and a Director of Customers Bancorp since 2013. Mr. Choudhrie has also been an Executive Director of C&C Alpha Group Limited since November 2006 through February 2014 and then reappointed in August 2014. C&C Alpha Group Limited is a London based family private equity group, which was founded in 2002 and has established office sin several countries. Additionally, he serves as a Director or officer of various investment or operating entities formed and/or doing business in the United States, United Kingdom, Europe and Asia. He also currently serves as a Trustee of Path to Success, a United Kingdom registered charity, and as a Director and President of the Choudhrie Family Foundation, a U.S. foundation. Mr. Choudhrie completed the Harvard Business School Owner/President Management Program. Mr. Choudhrie benefits us with his business and financial services industry experiences as well as his knowledge of global economic trends and conditions that frequently impact U.S. financial institutions.

James D. Hogan, age 73. Mr. Hogan has been a director since December 2013, as well as serving in various executive management roles from 2013 through 2015. Mr. Hogan first joined us as Executive Vice President and interim Chief Financial Officer in December 2013 and served in that role through April 2014. Subsequently, Mr. Hogan served as our Chief Risk Officer from May 2014 to May 2015, while also serving again as interim Chief Financial Officer from March 2015 to May 2015. Prior to joining us, Mr. Hogan served as Executive Vice President and interim Chief Financial Officer of Customers Bancorp and Customers Bank (collectively with Customers Bancorp, Customers), both headquartered in Southeast Pennsylvania, from October 2012 to August 2013. Mr. Hogan also served as Customers’ Executive Vice President and Director of Enterprise Risk Management from June 2010 to October 2012. From 2005 to 2010, Mr. Hogan was retired, but continued to work occasionally, primarily in private consulting. Mr. Hogan was Executive Vice President and Chief Financial Officer of the Philadelphia-based Sovereign Bancorp, Inc. (Sovereign), now Santander Bank, from 2001 to 2005. Prior to Sovereign, he was Executive Vice President and Corporate Controller of Firstar Bancorp (now US Bancorp) from 1987 to 2001, and was the Controller of The Idaho First National Bank (now West One Bank) from 1978 to 1987. Mr. Hogan became a certified public accountant in 1970, keeping an active license through 2005, and began his career as a bank audit specialist with Coopers and Lybrand (now PriceWaterhouseCoopers). Mr. Hogan’s extensive and lengthy experience in the banking industry as a chief financial officer as well as in the risk management and audit related areas provide significant value to the Board of Directors.

Class III Directors – Terms Scheduled to End in 2019

Dave Bhasin, age 67. Mr. Bhasin is Chief Executive Officer of D.B. Concepts, Inc., a privately-held company he started in 2000, which operates franchised restaurants with locations throughout East Pennsylvania. In addition, he is the founder and president of various related private companies that own the restaurants and related real estate. Prior to starting D.B. Concepts, Inc., Mr. Bhasin held various technology and business management positions with Air Products & Chemicals, Inc. Mr. Bhasin’s extensive business background provides valuable business and entrepreneurial insight and perspective to our Board of Directors.

John J. Dolan, age 61. Mr. Dolan has been Chairman of our Board of Directors since 2016. He has been the Managing Member of Dolan Finance, LLC, since February 2015, which serves as general partner for Dolan Real Estate Finance, LP, which is a private investment fund that deals in financing short-term commercial real estate transactions. He was retired from January 2012 until February 2015. In January 2016, Mr. Dolan began to serve as a Partner in Profit Focus, LLC, a C-Level advisory and coaching firm, providing high level financial and strategic consulting services to enable entities to optimize their financial performance and increase their strategic focus. Mr. Dolan was employed by First Commonwealth Financial Corporation and its predecessor (First Commonwealth) headquartered in Indiana, Pennsylvania, from 1980 until December 2011. Mr. Dolan most recently served as the President and Chief Executive Officer of First Commonwealth after serving First Commonwealth as Chief Financial Officer for 20 years, and was also a director of First Commonwealth from 2007 to December 2011. He helped transform First Commonwealth from a bank with $200 million in assets to a publicly traded bank holding company with $6 billion in assets. Mr. Dolan brings to our Board of Directors extensive experience as the strategic and financial leader of a community bank, including raising capital, the development of executive management, and achieving growth through acquisitions.

Executive Officers Who Are Not Directors

Tracy L. Keegan, age 52. Ms. Keegan has served as Executive Vice President and Chief Financial Officer of Atlantic Coast Financial Corporation since May 2015 and in the same position for Atlantic Coast Bank since March 2015. Prior to joining Atlantic Coast Bank, from June 2014 to February 2015, Ms. Keegan worked for the Seminole Tribe of Florida as a banking expert and consultant. From April 2012 to May 2014, she served as Executive Vice President and as both Chief Financial Officer and Chief Operating Officer for First Southern Bancorp, Inc., Boca Raton, Florida. From June 2011 to March 2012, Ms. Keegan served as Executive Vice President and Chief Financial Officer for Florida Community Bank. From June 2010 to May 2011, Ms. Keegan served as Director of Investor Relations for EverBank Financial Corp (EverBank), during the transition and integration of the subsidiary banks of Bank of Florida Corporation (Bank of Florida), which were acquired by EverBank. Ms. Keegan had served as Executive Vice President and Chief Financial Officer of Bank of Florida since 2006. Ms. Keegan has been a member of the Florida State Board of Accountancy since July 2014 and has 28 years of management experience in banking.

Phillip S. Buddenbohm, age 47. Mr. Buddenbohm has served as Executive Vice President and Chief Credit Officer of Atlantic Coast Financial Corporation since 2013 and of Atlantic Coast Bank since 2007. He previously served as Senior Vice President of Credit Administration from 2005 until 2007. Formerly a Vice President in the Consumer Services Division of National Commerce Financial Corporation in Memphis, Tennessee, Mr. Buddenbohm has 24 years of experience in lending, credit administration and branch services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of greater than 10% of our common stock to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission disclosing ownership and changes in ownership of our common stock. Securities and Exchange Commission rules require disclosure in a company’s annual proxy statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4, or 5 on a timely basis.

Based solely on a review of Forms 3, 4, and 5 filed during or with respect to 2017, and written representations from the applicable reporting persons, we believe that all of our officers and directors complied with all their applicable filing requirements during the fiscal year ended December 31, 2017, except that on July 10, 2017 and November 27, 2017, Dave Bhasin filed Form 4’s reporting a total of 24 late transactions, related to a deferred compensation plan.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, and a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. The codes are intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws. The codes are available on our website at www.atlanticcoastbank.net, by clicking on Investor Relations and then Governance Documents. Amendments to and waivers from the codes that are required to be disclosed to stockholders will be posted on our website.

Audit Committee

Our Audit Committee currently consists of directors Dolan, who serves as Chairman, Choudhrie, and Palmer. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibility relating to the integrity of our financial statements and the financial reporting processes; the systems of internal control over financial reporting; compliance with legal and regulatory requirements; the performance of our internal audit function; and our relationship with our independent registered public accounting firm. The committee hires, and reviews the reports prepared by, our registered public accounting firm and reviews substantially all of our periodic public financial disclosures. The committee is empowered to investigate any matter, with full access to all of our books, records, facilities and personnel that are necessary, and has the authority to retain at our expense legal, accounting or other advisors, consultants or experts, as it deems appropriate. Our Board of Directors has determined in its business judgment that each member of our Audit Committee is, and in 2017 was, “independent” as defined in the NASDAQ corporate governance listing standards for audit committee members and under the rules of the Securities and Exchange Commission and possesses “financial sophistication,” as defined under the NASDAQ corporate governance listing standards. Our Board of Directors has determined in its business judgment that based on his financial and banking experience, director Dolan qualifies as an “audit committee financial expert” as that term is used in the rules of the Securities and Exchange Commission. Our Board of Directors has adopted a written charter for our Audit Committee, which is available on our website at www.atlanticcoastbank.net, by clicking on Investor Relations and then Governance Documents. Our Audit Committee met eleven times during the fiscal year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

This Compensation Discussion and Analysis provides information regarding the philosophy, objectives, and elements of our compensation program, policies, and practices with respect to the compensation of our executive officers who appear in the “Summary Compensation Table” below (referred to collectively throughout this section as our named executive officers). Our named executive officers for the fiscal year ended December 31, 2017 were:

•	John K. Stephens, Jr., our President and Chief Executive Officer

•	Tracy L. Keegan, our Executive Vice President, Chief Financial Officer and Corporate Secretary

•	Phillip S. Buddenbohm, our Executive Vice President and Chief Credit Officer

Compensation Philosophy and Objectives

The compensation programs and policies of the Company are designed to enhance stockholder value by aligning the financial interests of the named executive officers with those of the stockholders. The Company competes with other financial institutions by seeking to attract and retain a highly qualified and capable management team and by utilizing compensation programs that reward exceptional performance. The Compensation Committee and the Board of Directors believe that its executive management compensation programs should:

•	Reflect the qualifications, skills, experience and responsibilities of each officer on the management team;

•	Serve to attract and retain the most qualified individuals available to the Company by being competitive with compensation that is paid to persons having similar positions and responsibilities within other financial institutions in the same or other market areas from which we compete for talent; and

•	Provide each officer on the management team with appropriate incentive to perform at his or her best, on both a short-term and long-term basis, in a manner that is consistent with the overall strategic goals of the Company and enhances long-term stockholder value.

The compensation of the named executive officer is reviewed and approved annually by the Compensation Committee, with recommendations provided to the Board of Directors. Their review includes base salaries (the “fixed” portion of compensation) and performance-based incentive compensation (the “variable” or incentive portion of compensation).

We believe in providing executives with base salaries that target the 50th percentile of market compensation. We believe in providing the executive the opportunity to earn total compensation (which included performance-based compensation) at the 75th percentile, or higher, should performance warrant.

The key elements of our compensation program for executives include base salary and incentive compensation, which for 2017 originally included annual cash incentive compensation and stock based award compensation. Ultimately, the Compensation Committee determined not to award stock based incentive compensation due to the Company’s pending merger with Ameris Bancorp. As deemed necessary to determine that the key elements of our executive compensation strategy are appropriate for our industry and market, our Compensation Committee may utilize the services of third party compensation consultants to gain perspective on similar executive positons in peer groups of publicly traded financial institutions.

Peer Group

In developing our compensation philosophies and practices in 2017, we, with the assistance of our outside, independent consulting firm, Compensation Advisors, identified a group of 17 other financial institutions with total assets between $500 million and $1.2 billion, with publicly available compensation information. This peer group was composed of:

Community Bankers Trust Corporation – Richmond, Virginia

Avenue Financial Holdings, Inc., - Nashville, Tennessee

First Bancshares, Inc. – Hattiesburg, Mississippi

Southern National Bancorp of Virginia, Inc. – McLean, Virginia

Entegra Financial Corp. – Franklin, North Carolina

Charter Financial Corporation – West Point, Georgia

Porter Bancorp, Inc. – Louisville, Kentucky

Commerce Union Bancshares, Inc. – Brentwood, Tennessee

First Community Corporation – Lexington, South Carolina

Auburn National Bancorporation, Inc. – Auburn, Alabama

Security Federal Corporation – Aiken, South Carolina

ASB Bancorp, Inc. – Asheville, North Carolina

Carolina Bank Holdings, Inc. – Greensboro, North Carolina

Peoples Financial Corporation – Biloxi, Mississippi

United Security Bancshares, Inc. – Thomasville, Alabama

Virginia National Bankshares Corporation – Charlottesville, Virginia

Sunshine Bancorp, Inc. – Plant City, Florida

Base Salaries

In early 2017, the Compensation Committee discussed increasing the salaries of the named executive officers both to reward them for the performance of the Company and to bring them closer to the 50th percentile of our peer group of other financial institutions. The Compensation Committee recommended, and the Board of Directors approved, a 5% increase in each of the named executive officer’s salaries effective February 6, 2017. In December 2017, the Compensation Committee recommended, and the Board of Directors approved, an additional 5% increase in the salaries of the named executive officers to be effective in the final payroll period in 2017. As a result, as of that date, Mr. Stephens’ salary is $443,205, Ms. Keegan’s is $242,550, and Mr. Buddenbohm’s is $209,475.

2017 Incentive Compensation

After consultation with Compensation Advisors, in 2017, the Compensation Committee recommended to the Board of Directors, which adopted, two incentive compensation plans under our 2016 Omnibus Incentive Plan. The Compensation Committee concluded that the Company’s principal strategic objectives should include return to stockholders, continuing improvement in earnings relative to our size, and our loan underwriting and credit administration functions. To measure the Company’s progress in 2017 towards the achievement of those objectives, the Compensation Committee identified certain key performance metrics which would fairly take into account the named executive officers’ contribution thereto. The Compensation Committee identified these metrics to be earnings per share for 2017, return on average assets for 2017, and the amount of non-performing assets as a percentage of total assets at December 31, 2017. We believe these metrics effectively measure and reflect our financial performance and return to stockholders during the year, and serve as an accurate representation of the accomplishments, leadership, and performance of our named executive officers.

One of these plans was titled the Annual Incentive Plan, which provided an opportunity for the named executive officers to receive incentive awards based on the three performance metrics listed above. Mr. Stephens could earn a target award of 40% of his salary, and Ms. Keegan and Mr. Buddenbohm could each earn target awards equal to 25% of their salaries. As a percentage of the target awards, earnings per share was weighted at 60%, with a target of $0.54. Return on average assets was weighted as 20%, with a target of 0.82%. Non-performing assets as a percentage of total assets was also weighted as 20%, with a target of 0.75%. A minimum performance threshold was set at 85% of the targets, with a payout of 50% of the target award. A performance maximum was set at 115% of the targets, with a payout of 150% of the target award. Performance below the thresholds provided for no award for that metric and awards were prorated between the threshold and the maximum. Awards were originally structured to be made 70% in cash and 30% in restricted stock to vest over a three-year period. The cash component of this award was intended to provide an immediate financial benefit to the named executive officers to reward them for their efforts during 2017. The stock component of the award was intended to tie its value to the potential long-term effects of the achievements and progress made in 2016 and 2017. The three-year vesting schedule was also intended to act as a retention tool for the named executive officers.

The second plan was titled the Long Term Incentive Plan, which provided an opportunity for the named executive officers to receive incentive awards based on earnings per share. Under this award, Mr. Stephens could earn an award of 40% of his salary, and Ms. Keegan and Mr. Buddenbohm could each earn an award equal to 25% of her or his respective salary. Awards would only be made if the Company’s average earnings per share for 2016 and 2017 was at least $0.48. Awards were originally structured to be made in restricted stock, which would cliff vest after five years. The all-stock nature of the award and the five-year cliff vesting was intended to serve as a retention tool for the named executive officers and to provide an incentive to them to continue to work in a manner intended to increase long-term stockholder value and return.

Due to the pending merger with Ameris Bancorp, the Board of Directors determined not to make a stock based award and instead pay that award in cash. Furthermore, due to the efforts of the named executive officers in positioning ACFC for the merger, their significant involvement in negotiating the merger and participating in due diligence, and their efforts in working towards consummation of the merger, the Board of Directors instructed ACFC to pay cash bonuses to the named executive officers prior to March 15, 2018. The amounts of such bonuses were $331,957 for Mr. Stephens, $113,535 for Ms. Keegan, and $99,059 for Mr. Buddenbohm.

When combined with the named executive officers’ base salaries, the total compensation paid to our named executive officers was close to the compensation paid by the 50th percentile of our peer group members, but did not reach our goal of being at the 75th percentile upon our named executive officers having met the performance goals the Compensation Committee set for them.

2018 Incentive Compensation

Due to the pending merger with Ameris Bancorp, the Compensation Committee has elected to defer the design of any incentive compensation plans for 2018. If the merger is consummated, the Compensation Committee will not adopt any such plan. If the merger is terminated, the Compensation Committee will work with Compensation Advisors to develop incentive compensation plans for 2018. The Compensation Committee’s goal if it does develop new plans will be to reward the named executive officers for their contributions to our performance in 2018, incent them to manage our Company as an independent institution with a long-term vision, and to tie part of the value of their stock-based compensation to their continued employment with the Company.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2017, 2016, and 2015, compensation for each of the individuals listed in the table below, who are each referred to as “named executive officers.” ACFC has no executive officers other than the named executive officers.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)(2)		Stock awards ($)(3)		Non-equity incentive plan compensation ($)(3)		All other compensation ($)(4)	Total ($)
John K. Stephens, Jr. (5)	2017	$421,930	$	─	$	─	$	─	$23,655	$445,595
President and Chief	2016	402,600		─		212,151		119,820	17,962	752,533
Executive Officer	2015	339,231		100,000		─		─	54,326	493,557
Tracy L. Keegan (6)	2017	$231,403	$	─	$	─	$	─	$16,991	$248,394
Executive Vice President and	2016	220,000		─		72,563		40,979	16,029	349,571
Chief Financial Officer	2015	163,077		40,000		─		─	29,240	232,317
Phillip S. Buddenbohm	2017	$199,466	$	─	$	─	$	&─	$10,469	$209,335
Executive Vice President and	2016	190,600		─		62,668		35,391	8,855	297,514
Chief Credit Officer	2015	182,308		50,000		─		─	2,438	234,746

(1)	Certain columns were intentionally omitted from the table because they contained no values.
(2)	Represents bonus payments made to Mr. Stephens and Mr. Buddenbohm in 2015 for performance in 2015 and a bonus payment made to Ms. Keegan in 2015 in connection with her becoming employed by the Company.
(3)	Represents grants made on February 15, 2017, for performance in 2016.
(4)	The amounts in this column reflect the various benefits and payments received by the named executive officers. A break-down of the various elements of compensation in this column is set forth in the table below for the year ended December 31, 2017.
(5)	Mr. Stephens also serves as a member of our Board of Directors, but does not receive compensation for his service as a director.
(6)	Ms. Keegan began working for Atlantic Coast Financial Corporation on March 23, 2015 in a financial manager role prior to assuming her position as Executive Vice President and Chief Financial Officer on May 18, 2015, after receipt of regulatory non objection on May 15, 2015.

All Other Compensation Table

Name	Cellular telephone reimbursements ($)	401(k) plan contributions ($)	Health insurance premiums ($)	Group Life Insurance ($)	Long-term disability premiums ($)	Total ($)
John K. Stephens, Jr.	$600	$10,800	$5,619	$6,223	$423	$23,665
Tracy L. Keegan	600	9,207	5,619	1,142	423	16,991
Phillip S. Buddenbohm	600	2,912	5,619	944	423	10,469

Grants of Plan Based Awards

The Company made no grants of equity incentive or compensation awards in 2016 or 2018. However, on February 15, 2017, the Company made grants of restricted stock to each of the named executive officers for performance in 2016. Information related to those grants is contained in the following table.

Name	Award Type	Grant Date	Restricted Stock Awards (#)		Grant Date Fair Value of Stock Awards ($)(3)
John K. Stephens, Jr.	Restricted Stock	2/15/17	20,668	(1)	$160,800
	Restricted Stock	2/15/17	6,599	(2)	51,351
Tracy L. Keegan	Restricted Stock	2/15/17	7,069	(1)	$55,000
	Restricted Stock	2/15/17	2,257	(2)	17,563
Phillip S. Buddenbohm	Restricted Stock	2/15/17	6,105	(1)	$47,500
	Restricted Stock	2/15/17	1,950	(2)	15,168

1)	Will vest on the earlier of February 15, 2022 or consummation of the merger with Ameris Bancorp.
2)	Will vest in three, equal, annual installments beginning on February 15, 2018 or upon consummation of the merger with Ameris Bancorp, if it occurs earlier.
3)	Based on the fair market value per share on February 15, 2017, computed in accordance with the 2016 Omnibus Incentive Plan.

Named Executive Officer Agreements

On April 1, 2016, Atlantic Coast Bank entered into Employment Agreements (collectively, the Employment Agreements) with Mr. Stephens, Ms. Keegan, and Mr. Buddenbohm (each, an Executive) on April 1, 2016. Each Employment Agreement is for a term of one year (which may be renewed for successive periods of one year thereafter unless otherwise terminated as set forth in the Employment Agreement), provides for an initial annual base salary ($402,000 for Mr. Stephens, $220,000 for Ms. Keegan, and $190,000 for Mr. Buddenbohm), and entitlement to potential equity and non-equity incentive/bonus awards, reimbursement for business expenses, benefits under Atlantic Coast Bank’s policies, perquisites customarily provided to Atlantic Coast Bank’s executive officers, supplemental life insurance coverage equal to three times the Executive’s base salary, four weeks of vacation pay, and monthly disability benefits to age 65 not to exceed the lesser of: (i) 60% of base salary (with such coverage to increase following any increase in the base salary) or (ii) $25,000.

The Employment Agreements may be terminated by Atlantic Coast Bank without Cause (as defined in the Employment Agreements), by Atlantic Coast Bank for Cause, and by the Executive upon the Executive’s voluntary resignation. If terminated by Atlantic Coast Bank without Cause, the Executive is entitled to a payment in an amount equal to two times the sum of: (i) the then current annual salary, plus (ii) the annual premium for family medical, life and disability insurance coverages. In the event the Executive’s employment is terminated within twelve months following the closing of a Change in Control (as defined in the Employment Agreements) other than for Cause or by the Executive for Good Reason (as defined in the Employment Agreements), then the Executive is entitled to a payment in an amount equal to two times (or three times in the case of Mr. Stephens) the sum of: (i) the then current annual salary, plus (ii) the annual premium for family medical, life and disability insurance coverages, plus (iii) the average cash bonus received by the Executive during the three-year period preceding the closing of such Change in Control. If in one or more of those years, an Executive did not receive a cash bonus, the average would be calculated based on the years in which the Executive did receive a cash bonus. The amounts are payable in a single lump sum. In addition, any unvested restricted stock awards, stock options, and other equity awards will become fully vested as of the date of termination. However, if any portion of the foregoing payments would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code or would be non-deductible by us or Atlantic Coast Bank pursuant to Section 280G of the Internal Revenue Code, then the payments will be reduced (but not below zero) if and to the extent necessary so that no portion of any payment would be subject to the foregoing excise taxes or non-deductible by us or Atlantic Coast Bank pursuant to Section 280G of the Internal Revenue Code.

The Employment Agreements also include non-competition, non-solicitation, confidentiality, and other restrictive covenants binding on the Executive and provide for Atlantic Coast Bank to withhold compensation if required pursuant to applicable law. Any incentive-based or other compensation paid to the Executive under the Employment Agreement or any other agreement or arrangement with Atlantic Coast Bank that is subject to recovery under any law, regulation or stock exchange listing requirement will be subject to such deduction and clawback as may be required to be made pursuant to such law, regulation or requirement (or any policy adopted by Atlantic Coast Bank).

Potential Payments upon Termination or Change in Control

The following table summarizes the payments that would be made to Mr. Stephens, Ms. Keegan, and Mr. Buddenbohm at December 31, 2017, pursuant to the Employment Agreements, under the circumstances indicated, and subject to the requirements described above.

Name	Voluntary		Involuntary without cause	Involuntary for cause		CIC with Termination	Death		Disability
John K. Stephens, Jr.
Salary	$	─	$886,410	$	─	$1,329,615	$	─	$ ─
Insurance premiums		─	67,229		─	100,843		─	─
Bonus		─	219,820		─	329,730		─	─
Restricted stock grants		─	─		─	─		─	─
Insurance payments		─	─		─	─		1,329,615	3,102,435
Total		─	1,173,459		─	1,760,188		1,329,615	3,102,435

Tracy L. Keegan
Salary	$	─	$485,100	$	─	$485,100	$	─	$ ─
Insurance premiums		─	58,087		─	58,087		─	─
Bonus		─	80,980		─	80,980		─	─
Restricted stock grants		─	─		─	─		─	─
Insurance payments		─	─		─	─		727,650	1,952,528
Total		─	624,167		─	624,167		727,650	1,952,528

Phillip S. Buddenbohm
Salary	$	─	$418,950	$	─	$418,950	$	─	$ ─
Insurance premiums		─	58,183		─	58,183		─	─
Bonus		─	85,392		─	85,392		─	─
Restricted stock grants		─	─		─	─		─	─
Insurance payments		─	─		─	─		628,425	2,388,015
SERP		7,491	7,491		─	7,491		7,491	7,491
Total		7,491	570,016		─	570,016		635,916	2,395,506

Notwithstanding the foregoing, assuming the Company’s merger with Ameris Bancorp occurred on January 31, 2018, at the effective time of the merger, the named executive officers would receive the following compensation. The differences between the preceding and following tables are due to agreements reached between the executives and Ameris Bancorp and compensation paid or earned subsequent to December 31, 2017.

Golden Parachute Compensation

Name	Cash	Equity(1)	Total
John K. Stephens, Jr.	$1,150,939	$261,234	$1,412,173
Tracy L. Keegan	624,167	89,349	713,516
Phillip S. Buddenbohm	562,525	77,172	639,697

1)	Represents the value of the accelerated vesting of restricted stock awards, equal to $1.39 in cash and 0.17 shares of Ameris Bancorp common stock per share of Company common stock. For purposes of this table, each share of Ameris Bancorp common stock is valued at $48.18 per share, the average closing market price of Ameris Bancorp common stock over the first five business days following the first public announcement of the merger.

Outstanding Equity Awards at Year End

The Company made no grants of equity incentive or compensation awards in 2016 or 2018. However, on February 15, 2017, the Company made grants of restricted stock to each of the named executive officers for performance in 2016. Information as of December 31, 2017, related to those grants is contained in the following table.

Name	Number of shares of stock that have not vested		Market value of shares of stock that have not vested(3)
John K. Stephens, Jr.	20,668	(1)	$194,899
	6,599	(2)	62,339
Tracy L. Keegan	7,069	(1)	$66,661
	2,257	(2)	21,284
Phillip S. Buddenbohm	6,105	(1)	$57,570
	1,950	(2)	18,389

1)	Will vest on the earlier of February 15, 2022 or the consummation of the merger with Ameris Bancorp.
2)	Will vest in three, equal, annual installments beginning on February 15, 2018 or upon consummation of the merger with Ameris Bancorp, if it occurs earlier.
3)	Based on the closing price of $9.43 per share on December 29, 2017.

Compensation Plans

2016 Omnibus Incentive Plan

General. Our Compensation Committee administers the 2016 Omnibus Incentive Plan (the 2016 Incentive Plan). This will continue unless our Compensation Committee or Board of Directors delegates such authority. Our Compensation Committee and any such delegate are referred to as the “Administrator.” The Administrator may designate any of our officers, other employees, individuals engaged to become employed by us, directors, consultants, or advisors.

Types of Awards. Awards may consist of stock options, stock appreciation rights (SARs), performance shares, performance units, shares of common stock, restricted stock, restricted stock units, incentive awards, and dividend equivalent units. Only our employees may receive incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

Shares Reserved under the 2016 Incentive Plan. The 2016 Incentive Plan provides that 500,000 shares of common stock are reserved for issuance under the 2016 Incentive Plan, subject to adjustment, as described below. In general, if it can be determined that shares will not be issued pursuant to an award that had been previously granted, then such shares may again be used for new awards. The 2016 Incentive Plan also includes specific limits as to the size of specific awards that any participant may receive over certain periods of time. Each of these limitations is subject to adjustment as described below.

Stock Options. The Administrator determines the number of shares subject to the stock options granted, whether a stock option is to be an incentive stock option or non-qualified stock option and the grant date for the stock option, which may not be any date prior to the date that the Administrator approves the grant. The Administrator fixes the stock option exercise price, which may never be less than the fair market value of a share of our common stock on the date of grant. The Administrator determines the expiration date of each stock option, except that the expiration date may not be later than 10 years after the date of grant. Stock options are exercisable and vest at such times and are subject to such restrictions and conditions as the Administrator deems necessary or advisable, including with respect to the manner of payment of the exercise price of such stock options.

SARs. A SAR is the right of a participant to receive cash in an amount, and/or common stock with a fair market value, equal to the appreciation of the fair market value of a share of our common stock during a specified period of time. The Administrator determines all terms and conditions of each SAR, including: (1) whether the SAR is granted independent of a stock option or relates to a stock option; (2) the grant date, which may not be a date prior to the date of the grant; (3) the number of shares of our common stock to which the SAR relates; (4) the grant price, which may never be less than the fair market value of our common stock on the date of grant; (5) the terms and conditions of exercise or maturity, including vesting; (6) a term that must end no later than 10 years after the date of grant; and (7) whether the SAR will settle in cash, common stock, or a combination of the two.

Performance and Stock Awards. The Administrator has the authority to grant awards of shares of common stock, restricted stock, restricted stock units, performance shares, or performance units. Restricted stock awards are shares of common stock subject to a risk of forfeiture and/or restrictions on transfer, which may lapse upon the achievement of performance goals established by the Administrator and/or upon completing a period of service. Restricted stock units represent the right to receive cash and/or shares of common stock, the value of which is equal to the fair market value of one share of our common stock. Performance shares are the right to receive shares of common stock to the extent performance goals are achieved or other requirements are met. Performance units represent the right to receive cash and/or shares of common stock valued in relation to a unit that has a dollar value or the value of which is equal to the fair market value of shares of common stock, to the extent performance goals are achieved or other requirements are met.

The Administrator determines all terms and conditions of the performance and stock awards, including: (1) the number of shares of common stock and/or units to which such award relates; (2) whether performance goals must be achieved for the participant to realize any portion of the benefit under the award; (3) the length of the vesting and/or performance period and, if different, the date of payment of the award; (4) with respect to performance units, whether to measure the value of each unit in relation to a dollar value or the fair market value of shares of common stock; and (5) with respect to performance units and restricted stock units, whether the awards will be settled in cash, in shares of common stock (including restricted stock), or in a combination of the two. However, the 2016 Incentive Plan requires a minimum vesting period on certain types of awards: any period of vesting applicable to restricted stock or restricted stock units that are not subject to a performance goal and are granted to a participant other than a non-employee director may not lapse more quickly than ratably over three years from the date of grant.

Performance Goals and Incentive Awards. The Administrator has the authority to grant annual and long-term incentive awards. An incentive award is the right to receive an award, to the extent performance goals are achieved. Performance goals are any goals the Administrator establishes that relate to our performance. The Administrator determines all terms and conditions of an annual or long-term incentive award, the performance period, the potential amount payable, and the timing of payment.

Dividend Equivalent Units. The Administrator has the authority to grant dividend equivalent units in tandem with awards other than stock options or SARs. A dividend equivalent unit is the right to receive a payment (in cash or shares) equal to the cash dividends paid with respect to a share of our common stock.

Other Stock-Based Awards. The Administrator may grant to any participant shares of unrestricted stock as a replacement for other compensation to which such participant is entitled, such as in payment of director fees, in lieu of cash compensation, in exchange for cancellation of a compensation right, or as a bonus.

Minimum Vesting and Performance Periods. Any period of vesting applicable to restricted stock or restricted stock units that are not subject to a performance goal and are granted to a participant other than a non-employee director may not lapse more quickly than ratably over three years from the date of grant. In addition, the performance period for an annual incentive award must relate to a period of at least one year, and the performance period for a long-term incentive award must relate to a period longer than one year. Under certain circumstances, the Administrator may adjust vesting or performance periods for certain types of awards.

Transferability. Awards are not transferable other than by will or the laws of descent and distribution, unless the Administrator allows a participant: (i) to designate in writing a beneficiary to exercise the award or receive payment after the participant’s death, (ii) to transfer an award to a former spouse incident to a divorce, or (iii) provided that the participant receives no consideration in connection therewith, to otherwise transfer an award.

Adjustments. If (1) we are involved in a merger or other similar transaction, (2) we subdivide or combine shares of common stock or declare a dividend payable in shares of common stock, other securities, or other property, (3) we pay a cash dividend that exceeds 10% of the fair market value of a share of common stock or engage in an extraordinary repurchase of shares of common stock, or (4) any other event occurs that in the judgment of the Administrator requires an adjustment to prevent dilution or enlargement of the benefits intended to be made available under the 2016 Incentive Plan, then the Administrator will, in a manner it deems equitable to prevent dilution or enlargement of such benefits, adjust: (A) the number and type of shares subject to the 2016 Incentive Plan; (B) the number and type of shares subject to outstanding awards; (C) the grant, purchase or exercise price with respect to any award; and (D) to the extent such discretion does not cause an award intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code to lose its status as such, the performance goals of an award. In any such case, the Administrator may also provide for a cash payment to the holder of an outstanding award in exchange for the cancellation of all or a portion of the award.

Change of Control. The 2016 Incentive Plan does not provide for automatic vesting of awards solely upon a change of control. However, in the event of a change of control, the Administrator in its discretion may provide for immediate vesting or other adjustments to the awards. Except as otherwise provided in any agreement between participant and us or an affiliate, if the receipt of any payment by a participant under such circumstances described above would result in the payment of any excise tax provided for in Section 280G and Section 4999 of the Internal Revenue Code, then the amounts and benefits to such participant shall be reduced to the extent necessary so as to maximize amounts and the value of benefits to the participant without causing any amount to become nondeductible by us pursuant to Section 280G of the Internal Revenue Code.

Term of Plan. Unless earlier terminated by the Board of Directors or the Administrator, the 2016 Incentive Plan will remain in effect until May 23, 2026.

Termination and Amendment. Board of Directors or the Administrator may amend, alter, suspend, discontinue or terminate the 2016 Incentive Plan at any time, subject to certain limitations as may be required by law or the listing requirements of a stock exchange or market, or that would diminish the restrictions against repricing and backdating of outstanding stock options or SARs.

The Administrator may modify, amend, or cancel any award or waive any restrictions or conditions applicable to any award or the exercise of the award, except a participant must agree to any such change which would materially diminish the rights of the participant. The Administrator does not need such consent for such changes which are pursuant to a change of control , required by law or listing requirements of a stock exchange or market, are intended to preserve favorable accounting or tax treatment, or if such changes will not materially and adversely affect the value of an award.

Recoupment and Disgorgement of Awards. The 2016 Incentive Plan gives the Administrator the authority to terminate or cause a participant to forfeit an award, and require the participant to disgorge to the Company any gains attributable to an award, if the participant engages in certain actions which are harmful to the Company, or if required by law or any listing standards to which we are subject.

Repricing and Backdating Prohibited. In general, the administrator may not: (1) amend the terms of stock options or SARs to reduce the exercise or grant; (2) cancel outstanding stock options or SARs in exchange for stock options or SARs with an exercise or grant price less than the exercise or grant price of the original stock options or SARs; or (3) cancel outstanding stock options or SARs with an exercise or grant price above the current Fair Market Value of a share of our common stock in exchange for cash or other securities. The Administrator may not make a grant of a stock option or SAR with a grant date that is effective before the date the Administrator takes action to approve such award.

Amended and Restated Supplemental Executive Retirement Plan

Atlantic Coast Bank adopted the Atlantic Coast Bank Amended and Restated Supplemental Executive Retirement Plan, which was originally established on November 1, 2004 and was most recently amended and restated on January 1, 2005. Each employee who is selected by the Board of Directors of Atlantic Coast Bank is eligible to participate in this plan. Mr. Buddenbohm, but not Mr. Stephens nor Ms. Keegan, is participating in this plan.

Each participant in the plan is entitled to a supplemental retirement benefit equal to the executive’s “appreciation benefit.” The participant’s “appreciation benefit” is calculated based on the following formula: the “prior benefit” multiplied by the “issue price” multiplied by the “exchange ratio.” The “prior benefit” is the number of shares of our common stock equal to the participant’s accrued benefit under the plan as of December 11, 2009. The fair market value of our common stock as of December 11, 2009 used to determine the “prior benefit” is $1.44. The “issue price” is $10.00, which was the initial offering price of the shares of our common stock in connection with the second-step conversion. The “exchange ratio” is 0.196, which was used to determine the number of shares of our common stock that were exchanged for each share of common stock of Atlantic Coast Federal Corporation as a result of the second-step conversion.

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

Information regarding Mr. Buddenbohm’s participation in this plan is reflected in the following table.

Name	Plan Name	Number of years credited service	Present value of accumulated benefit	Payments during last fiscal year
John K. Stephens, Jr.	N/A	N/A	N/A		N/A
Tracy L. Keegan	N/A	N/A	N/A		N/A
Phillip S. Buddenbohm	Amended and Restated Supplemental Executive Retirement Plan	5	$7,491	$	─

401(k) Plan

On January 1, 2016, Atlantic Coast Bank adopted The Wealthy and Wise 401(k) Plan (the 401(k) Plan), which is a multiple employer plan. The 401(k) Plan is a tax-qualified defined contribution retirement plan for all employees who have satisfied the plan’s eligibility requirements. Employees who have completed three consecutive months of service will begin participation in the 401(k) Plan on the first day of the month coinciding with or following the date the employee has satisfied the eligibility requirements.

A participant may contribute up to 75% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. In addition to salary deferral contributions, Atlantic Coast Bank will make matching contributions under the 401(k) Plan equal to the sum of 100% of the amount of the participant's elective deferrals that do not exceed 3% of the participant's compensation, plus 50% of the amount of the participant's elective deferrals that exceed 3% of the participant's compensation, but do not exceed 5% of the participant's compensation. A participant is always 100% vested in his or her salary deferral contributions and, under the 401(k) Plan, all employer contributions are always 100% vested. Generally, a participant (or participant’s beneficiary) will be eligible to receive a distribution from his or her vested account at retirement (age 60), age 59½ (while employed with Atlantic Coast Bank), death, disability, or termination of employment.

Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options or vehicles available.

Employee Stock Ownership Plan

We maintain the Atlantic Coast Financial Corporation Employee Stock Ownership Plan. Our employees who have been credited with at least 1,000 hours of service during a twelve-month period are eligible to participate in the employee stock ownership plan. As part of the initial public offering of Atlantic Coast Federal Corporation, the employee stock ownership plan borrowed funds from Atlantic Coast Federal Corporation to purchase 465,520 shares of common stock, which served as collateral for the loan. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among the participants’ accounts as the loan is repaid.

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

As a result of the second-step conversion, the 139,656 shares of Atlantic Coast Federal Corporation held in the suspense account were converted to 27,372 shares of our common stock, and all shares allocated to participants’ accounts were converted to shares of our common stock pursuant to the 0.1960 exchange ratio. In addition, the employee stock ownership plan purchased 68,434 of shares of our common stock issued in the conversion offering. The employee stock ownership plan funded its stock purchase with a loan from us equal to the aggregate purchase price of the common stock. This loan will be repaid principally through Atlantic Coast Bank’s contribution to the employee stock ownership plan and dividends payable on the common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan, with payment in full by 2031. The interest rate for the employee stock ownership plan loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal. The interest rate is currently 4.50% and adjusts annually.

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

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

This Compensation Committee Report does not constitute soliciting material and this Compensation Committee Report should not be deemed filed or incorporated by reference into any of our other previous or future filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this Compensation Committee Report by reference therein.

This report has been provided by the Compensation Committee.

Dave Bhasin, Chairman

Bhanu Choudhrie

W. Eric Palmer

Jacksonville, Florida

February 26, 2018

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee in 2016 was an employee or officer of the Company or was formerly an officer of the Company. Director Choudhrie serves on the Board of Directors of Customers, which in 2017 engaged in certain transactions with Atlantic Coast Bank, which are described in more detail below, under “Transactions with Certain Related Persons.”

DIRECTOR COMPENSATION

General

Set forth below is information regarding compensation paid to, or earned, by each of our non-employee directors for the year ended December 31, 2017.

Non-Employee Director Compensation

The following columns were intentionally omitted from the table because they contained no values: (a) all other compensation, (b) option awards, (c) non-equity incentive plan compensation, and (d) non-qualified deferred compensation earnings

Name	Fees earned or paid in cash ($)		Stock awards(1) ($)	All other compensation ($)		Total ($)
Dave Bhasin	$23,544	(2)	$19,266	$ ─		$42,810
Bhanu Choudhrie	23,544		19,266	─		42,810
John J. Dolan	28,500		19,266	─		47,766
James D. Hogan	23,544		19,266	─		42,810
W. Eric Palmer (3)	23,544	(4)	19,266	6,767	(5)	49,577
Jay S. Sidhu (6)	24,876		19,266	─		44,142

1)	These amounts represent quarterly grants of 600 shares of restricted stock. The first grant was made on January 27, 2017, at $7.45 per share, the second grant was made on April 28, 2017, at $7.77 per share, the third grant was made on July 26, 2017, at $7.90 per share, and the fourth grant was made on October 27, 2017, at $8.99 per share.
2)	Mr. Bhasin elected to defer his cash compensation.
3)	As of December 31, 2017, Mr. Palmer had 1,176 outstanding option awards.
4)	Mr. Palmer elected to defer $5,400 of his cash compensation.
5)	Represents payouts from former retirement plans.
6)	As of December 31, 2017, Mr. Sidhu had 20,148 outstanding option awards.

Cash Compensation

Members of the Board of Directors of Atlantic Coast Bank who are also members of the Board of Directors of Atlantic Coast Financial Corporation do not receive separate compensation for their service on the Board of Directors or the committees of Atlantic Coast Bank. Members of our Board of Directors receive a fee of $1,962 per month with the following exceptions: Mr. Dolan, as the Chairman of the Board and Chairman of our Audit Committee, received a fee of $2,375 per month, Mr. Sidhu as Vice Chairman of the Board received a fee of $2,073 per month. Other than as described above, committee members are not separately compensated for their service. Our directors who are also our employees are not compensated for their service as a director.

Director Plans

2016 Incentive Plan

The directors are eligible to participate in our 2016 Incentive Plan. Please see the description of the plans set forth under Executive Compensation – Compensation Plans – 2016 Omnibus Incentive Plan for further details.

Director Stock Purchase Plan

The Atlantic Coast Financial Corporation Director Stock Purchase Plan was adopted on June 1, 2010 and is intended to encourage and facilitate the purchase of shares our common stock by directors. Under the plan, 29,400 shares of our common stock may be issued, with an annual increase of 9,800 shares to be added to the plan on the first day of each calendar year, starting on January 1, 2011 (as adjusted as a result of the second-step conversion). Stock subject to purchase under the plan are shares of our common stock that have been authorized but unissued, or have been previously issued, or both.

The plan is open to all of our directors. Each participant must enter into a stock purchase agreement with us, which will state the number of shares of common stock that are eligible to be purchased by the participant during a specified period of time beginning on the offering date and ending on a purchase date established by our Compensation Committee (the purchase period), provided however that the purchase period does not last longer than 27 months following the offering date. Each agreement also provides the purchase price of the shares of common stock that are eligible to be purchased by the participant. However, the purchase price of a share of common stock will be not less than 85% of its fair market value on the date of the stock purchase agreement.

During the purchase period, the participant designates a fixed dollar amount of his or her director fees to be withheld for the purchase of common stock equal to the purchase price of the shares that are eligible to be purchased by the participant, as adjusted as a result of the second-step conversion. We, or the appropriate participating subsidiary, credits these amounts to a plan account. Accounts are not credited with interest. The amount of deductions remain in effect until changed by the participant and remain in effect for successive purchase periods. Our Compensation Committee determines how often participants may change their deferral elections during a purchase period. A participant’s stock purchases during a calendar year may not exceed the total dollar amount or number of shares specified by our Compensation Committee.

At the end of the purchase period, if the fair market value of a share of common stock is equal to or greater than the purchase price specified in the stock purchase agreement, the shares covered by the agreement are automatically purchased by the participant with the funds held on behalf of the participant in the plan account. However, the participant may elect not to purchase any shares or to purchase fewer than all of the shares covered by the agreement. Any balance in the plan account held on behalf of the participant after purchase of the shares is paid to the participant. If a participant does not purchase any shares, all funds in the plan account held on his or her behalf are paid to the participant. The number of shares the participant purchases on each purchase date is determined by dividing the total amount of payroll deductions withheld from the participant’s compensation since the prior purchase date by the purchase price. As soon as practicable after each purchase date, the custodian causes to be credited to the participant’s account the number of shares of common stock with respect to which the participant exercised his or her purchase rights under the plan.

Termination of a participant’s services for any reason, including disability or death or the failure of the participant to continuously remain our director or a director of one of our subsidiaries will terminate his or her participation in the plan immediately. Fees contributed to the participant’s account shall be returned to him or her or, in the case of death, to the person or persons entitled thereto in accordance with the plan.

Director Retirement Plan

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

The participant’s “appreciation benefit” is calculated based on the following formula: the sum of (i) the lesser of (A) the “prior benefit component” multiplied by the “issue price,” or (B) the director’s accrued benefit under the old agreement as of December 11, 2009 multiplied by 3% per annum, (ii) the “stock award component” multiplied by the “issue price,” and (iii) the “stock ownership component,” multiplied by the “issue price.” The “prior benefit component” is determined by dividing the director’s accrued benefit under the plan as of December 11, 2009 by $1.44, which is the fair market value of our common stock on December 11, 2009. The “stock award component” is equal to 25% of the number of shares of our common stock awarded to the participant under the 2005 Recognition and Retention Plan that were still held by the participant as of December 11, 2009. The “stock ownership component” is equal to 75% of the amount of shares of our common stock that were beneficially owned by the participant as of December 11, 2009. The “issue price” is the average selling price of a share of our common stock over the 30 day period immediately preceding the conversion, minus $1.44. The aggregate value of the “prior benefit component,” the “stock award component,” and the “stock ownership component” will be adjusted in accordance with the exchange ratio. Atlantic Coast Bank will pay interest on the unpaid balance of the participant’s appreciation benefit at the rate of the monthly average of the three-month LIBOR plus 275 basis points per annum until the appreciation benefit is paid in full.

Each participant became 100% vested in his appreciation benefit as a result of the completion of the second-step conversion on February 3, 2011. A portion of the participant’s vested appreciation benefit was used to purchase shares of our common stock that was issued in connection with the second-step conversion. Such purchased common stock is being held in a rabbi trust that was created by Atlantic Coast Bank. As a result, to the extent the participant’s appreciation benefit is invested in our common stock, then the participant’s appreciation benefit attributable to common stock will be distributed in-kind.

Director Deferred Fee Plan

We adopted the Atlantic Coast Financial Corporation Amended and Restated 2005 Director Deferred Fee Plan, effective January 1, 2005. The plan allows for a participant to elect to defer a portion of his or her director fees to the plan. All amounts contributed to the plan are credited to a bookkeeping account established on behalf of each participant. The participant’s account balance is credited with earnings based on the participant’s choice among the investment alternatives made available under the plan. However, participants are not permitted to invest in our common stock through this plan. Each participant has the right to elect for the payment of his or her account balance to commence on either a specified date or within 30 days following his or her separation from service (the commencement date). However, the participant’s account balance may be paid out prior to the commencement date due to the participant’s death or disability, or if we experience a change in control. Generally, the participant’s account balance is payable in a lump sum distribution. However, a participant can elect for his or her account balance to be payable in equal monthly installments over a period not to exceed 10 years.

Director Deferred Compensation Plan for Equity

We adopted the Atlantic Coast Financial Corporation Amended and Restated 2007 Director Deferred Compensation Plan for Equity in order to allow participants to defer receipt of board fees and annual cash incentives to the plan, which is used to purchase “phantom shares” of our common stock. Each phantom share is deemed to be acquired at the prevailing market rate of our common stock, and is credited to a bookkeeping account established on behalf of each participant. The account is maintained in phantom shares for the duration of the participant’s participation in the plan. To the extent dividends are issued on our common stock, dividends are credited to the phantom shares in the same proportion as the actual dividends are credited to our common stock.

Each participant has the right to elect for the payment of his or her account balance to commence on either a specified date or within 30 days following his or her separation from service (the commencement date). However, the participant’s account balance may be paid out prior to the commencement date due to the participant’s death or disability, or if we experience a change in control. Generally, the participant’s account balance will be payable in a lump sum distribution. However, a participant can elect for his or her account balance to be payable in equal monthly installments over a period not to exceed 10 years. All payments made under the plan to the participant will be made in the form of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information, as of December 31, 2017, regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3) (4)
Equity compensation plans approved by stockholders	20,776	$14.95	455,352
Equity compensation plans not approved by stockholders	-	-	-
Total	20,776	$14.95	455,352

(1)	Consists of options to purchase 20,776 shares of common stock under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(2)	The weighted average exercise price reflects the weighted average exercise price of stock options awarded under the Atlantic Coast Federal Corporation 2005 Stock Option Plan.
(3)	In accordance with its provisions, the Atlantic Coast Federal Corporation 2005 Stock Option Plan was terminated on July 27, 2015; therefore, no securities remain available for future issuance under this plan.
(4)	The Atlantic Coast Financial Corporation 2016 Omnibus Incentive Plan was approved at the Company’s 2016 Annual Meeting of Stockholders; therefore, 455,352 securities are available for future issuance under this plan.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

Persons and groups who beneficially own in excess of 5% of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended.

The following table sets forth, as of the dates indicated in the footnotes below, the shares of common stock beneficially owned by each person who has reported to the Securities and Exchange Commission beneficial ownership of more than 5% of the outstanding shares of our common stock, based on the reports filed by these persons.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding
FJ Capital Management LLC 1313 Dolley Madison Blvd., Suite 306 McLean, Virginia 22101	1,517,200	(2)	9.75%

Bhanu Choudhrie 1 Vincent Square London, SWIP 2PN	1,411,477	(3)	9.08%

RMB Capital Holdings LLC 115 S. LaSalle Street, 34th Floor Chicago, Illinois 60603	1,374,455	(4)	8.84%

TFO USA Limited 555 5th Avenue, 6th Floor New York, New York 10017	1,012,238	(5)	6.51%

PL Capital LLC 47 East Chicago Avenue, Suite 328 Naperville, Illinois 60540	1,000,000	(6)	6.43%

EJF Capital LLC 2107 Wilson Boulevard, Suite 410 Arlington, Virginia 22201	904,707	(7)	5.82%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if such person has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2017 by Financial Opportunity Fund LLC, Bridge Equities III LLC, Bridge Equities VIII LLC, FJ Capital Management LLC, Martin S. Friedman, SunBridge Manager LLC, SunBridge Holdings LLC, and Realty Investment Company Inc. (the FJ Group), each member of the FJ Group shares voting and investment power over all or a portion of the 1,517,200 shares. Mr. Friedman is CEO of FJ Capital Management LLC, and managing member of Financial Opportunity Fund LLC.
(3)	Based on a Schedule 13D filed with the Securities and Exchange Commission on April 23, 2014, Bhanu Choudhrie, one of our directors, Emblem Investments LLC, and Emblem Capital Limited had shared voting and investment power over 1,409,077 shares. Mr. Choudhrie is a manager of Emblem Investments LLC and Emblem Capital Limited. Mr. Choudhrie also owns 2,400 shares of restricted stock, for which he has sole voting and investment power.
(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2017, by RMB Capital Holdings LLC, RMB Capital Management LLC, Iron Road Capital Partners LLC, RMB Mendon Managers LLC, and Mendon Capital Advisors Corp. (the RMB Group), each member of the RMB Group shares voting and investment power over all or a portion of the 1,374,455 shares.
(5)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2017, TFO USA Limited has sole voting and investment power over all 1,012,238 shares.
(6)	Based on a Schedule 13D filed with the Securities and Exchange Commission on August 7, 2015, PL Capital LLC, Financial Edge Fund LP, Financial Edge – Strategic Fund LP, PL Capital – Focused Fund LP, Goodbody/PL Capital LP, Goodbody/PL Capital LLC, PL Capital Advisors LLC, John W. Palmer and Richard J. Lashley have shared voting and investment power over all or a portion of the 1,000,000 shares.
(7)	Based on a Schedule 13G filed with the Securities and Exchange Commission on August 31, 2016 by EJF Capital LLC, Emanuel J. Friedman, and EJF Sidecar Fund, Series LLC – Series E (the EJF Group), each member of the EJF Group shares voting and investment power over all of the 904,707 shares. Mr. Friedman is controlling member of EJF Capital LLC, which is the managing member of EJF Sidecar Fund, Series LLC – Series E.

The following table sets forth the beneficial ownership of shares of our common stock of our directors, including the nominees, our Chief Executive Officer and other named executive officers, as of February 28, 2018.

Name(1)	Positions Held with Atlantic Coast Financial Corporation(2)	Shares of Common Stock Beneficially Owned(3)		Percent of Class
Jay S. Sidhu	Vice Chairman, Director	155,685	(4)	1.00%
John K. Stephens, Jr.	Director, President and Chief Executive Officer	58,576	(5)	*
W. Eric Palmer	Director	7,665	(6)	*
Bhanu Choudhrie	Director	1,411,477	(7)	9.10%
James D. Hogan	Director	12,400	(8)	*
Dave Bhasin	Director	15,926	(9)	*
John J. Dolan	Chairman, Director	12,400	(10)	*
Tracy L. Keegan	Executive Vice President, Chief Financial Officer and Corporate Secretary	10,102	(11)	*
Phillip S. Buddenbohm	Executive Vice President and Chief Credit Officer	14,486	(12)	*
All directors and executive officers as a group (9 persons)		1,688,615	(13)	10.89%

*	Less than 1%.
(1)	The mailing address for each person listed is 4655 Salisbury Road, Suite 110, Jacksonville, Florida 32256.
(2)	Each of our directors and executive officers is also a director and/or executive officer of Atlantic Coast Bank.
(3)	See definition of “beneficial ownership” at footnote (1) to the table in “Voting Securities and Principal Holders Thereof.”
(4)	Includes 1,746 shares of common stock held in Mr. Sidhu’s 401(k) plan account, 2,400 shares of restricted stock, and 20,148 shares of common stock that can be acquired pursuant to stock options within 60 days of March 31, 2017.
(5)	Includes 619 shares of common stock held in Mr. Stephens’ employee stock ownership plan account and 27,267 shares of restricted stock.
(6)	Includes 425 shares of common stock held in a director retirement plan account, 1,176 shares of common stock that can be acquired pursuant to stock options exercisable within 60 days of March 31, 2017, 2,400 shares of restricted stock, and 19 shares of common stock held by Mr. Palmer’s children.
(7)	Includes 2,400 shares of restricted stock and 1,409,077 shares of common stock held by companies controlled by Mr. Choudhrie, see footnote (3) to the table in “Voting Securities and Principal Holders Thereof” for more information.
(8)	Includes 2,400 shares of restricted stock.
(9)	Includes 8,526 shares of common stock held in a director deferred compensation plan account and 2,400 shares of restricted stock.
(10)	Includes 2,400 shares of restricted stock.
(11)	Includes 180 shares of common stock held in Ms. Keegan’s employee stock ownership plan account 9,326 shares of restricted stock.

(12)	Includes 8,055 shares of restricted stock, 265 shares of common stock held in Mr. Buddenbohm’s 401(k) plan account and 2,064 shares of common stock held in Mr. Buddenbohm’s employee stock ownership plan account.

No directors or executive officers have pledged any of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions as those of comparable transactions with unaffiliated third parties prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, all loans to directors and executive officers are approved by at least a majority of the independent, disinterested members of our Board of Directors.

All loans Atlantic Coast Bank makes to its directors and executive officers are subject to regulations restricting loans and other transactions with affiliated persons of Atlantic Coast Bank. Loans to all directors and executive officers and their associates totaled approximately $1.8 million at December 31, 2017. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2017.

Jay S. Sidhu and Bhanu Choudhrie are directors of the Company and Customers Bancorp, Inc., the parent company of Customers Bank. Mr. Sidhu is also Chairman and Chief Executive Officer of Customers Bancorp, Inc. and Customers Bank.

On August 26, 2016, Atlantic Coast Bank entered into three amended $15.0 million participation agreements (each was previously $10.0 million) related to warehouse loans held-for-investment with Customers Bank (collectively, the Customers Participation Agreements), which were originally entered into on March 27, 2015 and first amended on March 23, 2016. Under the Customers Participation Agreements, Atlantic Coast Bank has an interest in existing lines of credit related to warehouse loans held-for-investment currently serviced by Customers Bank.

The Bank receives the full amount of interest earned on the warehouse loans held-for-investment. Customers Bank receives the fees paid for each individual funding request. Customers Bank services the warehouse loans held-for-investment funding requests, manages the collateral receipt and shipment, receives and posts pay downs, and remits principal and interest to Atlantic Coast Bank. Under the Customers Participation Agreements, Customers Bank is required to administer the participating lines of credit using the same standards the Bank would use to administer its own accounts. Additionally, Atlantic Coast Bank has access to each funding request and all daily activity reporting to monitor its exposure.

The Customers Participation Agreements were entered into in the ordinary course of Atlantic Coast Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. The outstanding balances in warehouse loans held-for-investment related to the Customers Participation Agreements were $42.7 and $25.0 million as of December 31, 2017 and December 31, 2016, respectively. During the years ended December 31, 2017 and 2016, Atlantic Coast Bank earned $230,000 and $573,000, respectively, of interest income related to the Customers Participation Agreements.

Our Board of Directors consists of a majority of “independent directors” within the meaning of the NASDAQ corporate governance listing standards. Our Board of Directors has determined in its business judgment that each of our directors and nominees for director is “independent” within the meaning of the NASDAQ corporate governance listing standards with the exception of James D. Hogan, who is our former Chief Risk Officer and interim Chief Financial Officer, Jay S. Sidhu, who has a loan from Atlantic Coast Bank and is a director and an executive officer of Customers, a counterparty to our related party transactions during 2017 and 2016, and John K. Stephens, Jr., who is our President and Chief Executive Officer. Our Board of Directors has adopted a policy that its independent directors shall meet in executive session periodically, and at least twice per year, which meetings may be held in conjunction with regularly scheduled board meetings. In determining the independence of the non-executive directors, our Board of Directors also reviewed Mr. Choudhrie’s position as a director of Customers, a counterparty to our related party transactions during 2017 and 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Dixon Hughes Goodman, LLP during the fiscal years ended December 31, 2017 and December 31, 2016.

	2017	2016
Audit Fees	$230,000	$235,000
Audit Related Fees	52,300	62,600
Tax Fees	-	-
All Other Fees	-	400
Total Fees	$282,300	$298,000

Audit Fees

Audit Fees for the audit of our consolidated financial statements were $170,000 in both fiscal yearend 2017 and 2016, and included fees related to review of the financial statements included in our quarterly reports on Form 10-Q and review of our Annual Report on Form 10-K. Audit fees also included $60,000 and $65,000 in fiscal years 2017 and 2016 respectively, for the audit of internal controls over financial reporting.

Audit – Related Fees

Audit related fees of $52,300 in 2017 were for annual benefit plan audits of our Employee Stock Ownership Plan and 401(k) Plan and for the HUD-assisted audit that included fees for the annual audit; report on our financial statements, internal control, and compliance and accounting consultations. Audit related fees of $62,600 in 2016 were for annual benefit plan audits of our Employee Stock Ownership Plan and 401(k) Plan and for the HUD-assisted audit that included fees for the annual audit and report on our financial statements, internal control, and compliance.

All Other Fees

We paid no other fees to Dixon Hughes Goodman LLP in 2017, but did pay $400 related to attending our 2016 annual meeting of shareholders.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s charter provides that the Audit Committee must pre-approve services to be performed by our independent registered public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of Dixon Hughes Goodman LLP pursuant to which it provided the audit and audit-related services described above for the fiscal year ended December 31, 2017. All of the fees set forth above are pre-approved by the Audit Committee.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report

1.	The following consolidated financial statements are set forth under Item 8. Financial Statements and Supplementary Data of this Report:

•	Management’s Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

2.	Financial statement schedules.

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

ATLANTIC COAST FINANCIAL CORPORATION
(Registrant)

Date: March 16, 2018	By:	/s/ John K. Stephens, Jr.
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By:	/s/ John K. Stephens, Jr..	By:	/s/ Tracy L. Keegan
	John K. Stephens, Jr.		Tracy L. Keegan
	President and Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
	Director		(Principal Financial and Accounting Officer)
	Date: March 16, 2018		Date: March 16, 2018

By:	/s/ Dave Bhasin	By:	/s/ Bhanu Choudhrie
	Dave Bhasin		Bhanu Choudhrie
	Director		Director
	Date: March 16, 2018		Date: March 16, 2018

By:	/s/ John J. Dolan	By:	/s/ James D. Hogan
	John J. Dolan		James D. Hogan
	Chairman, Director		Director
	Date: March 16, 2018		Date: March 16, 2018

By:	/s/ W. Eric Palmer	By:	/s/ Jay S. Sidhu
	W. Eric Palmer		Jay S. Sidhu
	Director		Vice Chairman, Director
	Date: March 16, 2018		Date: March 16, 2018

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger by and between Ameris Bancorp and Atlantic Coast Financial Corporation	8-K	11/17/17	2.1	001-35072

3.1	Amended and Restated Articles of Incorporation of Atlantic Coast Financial Corporation	S-1	6/18/10	3.1	333-167632

3.2	Bylaws of Atlantic Coast Financial Corporation	S-1	6/18/10	3.2	333-167632

4	Form of Common Stock Certificate of Atlantic Coast Financial Corporation	S-1	6/18/10	4	333-167632

10.1	The Wealthy and Wise 401(k) Plan, adopted by Atlantic Coast Bank as a participating employer in a multiple employer plan	10-K	3/16/16	10.1	001-35072

10.2	Employee Stock Ownership Plan	10-K	3/16/16	10.2	001-35072

10.3*	Atlantic Coast Bank Employment Agreement with John K. Stephens, Jr.	8-K	4/7/16	10.1	001-35072

10.4*	Atlantic Coast Bank Employment Agreement with Tracy L. Keegan	8-K	4/7/16	10.2	001-35072

10.5*	Atlantic Coast Bank Employment Agreement with Phillip S. Buddenbohm	8-K	4/7/16	10.3	001-35072

10.6*	Atlantic Coast Financial Corporation 2016 Omnibus Incentive Plan	8-K	5/27/16	10.1	001-35072

10.7*	Atlantic Coast Bank Amended and Restated Supplemental Executive Retirement Plan with Phillip S. Buddenbohm	10-K	4/1/13	10.9	001-35072

10.8*	Amended and Restated 2005 Director Retirement Plan, originally filed by Atlantic Coast Federal Corporation	S-1	6/18/10	10.23	333-167632

10.9*	Atlantic Coast Bank 2005 Amended and Restated Director Retirement Plan	S-1	6/18/10	10.23	333-167632

10.10*	Employee Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix A	000-50962

10.11*	Director Stock Purchase Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/10	Appendix B	000-50962

10.12*	Amended and Restated 2005 Director Deferred Fee Plan, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.6	000-50962

10.13*	Amended and Restated 2007 Director Deferred Compensation Plan for Equity, originally filed by Atlantic Coast Federal Corporation	10-K	3/31/09	10.15	000-50962

10.14*	2008 Executive Deferred Compensation Plan, originally filed by Atlantic Coast Federal Corporation	8-K	2/12/08	10.1	000-50962

10.15*	2005 Stock Option Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix B	000-50962

10.16*	2005 Recognition and Retention Plan, originally filed by Atlantic Coast Federal Corporation	DEF 14A	4/7/05	Appendix C	000-50962

21	Subsidiaries of Registrant	__	__	__	__	X

23.1	Consent of Dixon Hughes Goodman LLP	__	__	__	__	X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith

23.2	Consent of RSM US LLP	__	__	__	__	X

31.1	Certification of Chief Executive Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

31.2	Certification of Chief Financial Officer of Atlantic Coast Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

32**	Certification of Chief Executive Officer and Chief Financial Officer of Atlantic Coast Financial Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X

101.INS***	XBRL Instance Document	__	__	__	__	X

101.SCH***	XBRL Taxonomy Extension Schema Document	__	__	__	__	X

101.CAL***	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X

101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

101 LAB***	XBRL Taxonomy Label Linkbase Document	__	__	__	__	X

101.PRE***	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith. This certification attached as Exhibit 32 that accompanies this Report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Atlantic Coast Financial Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this Report.

