Form 10-Q
period 2018-03-31
Atlantic Coast Financial CORP
filed 2018-05-10
CIK 1404296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

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

YES ☐ NO ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2018 was 15,552,833 shares.

ATLANTIC COAST FINANCIAL CORPORATION

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Information)

(unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Cash and due from financial institutions	$4,434	$3,432
Short-term interest-earning deposits	44,082	46,977
Total cash and cash equivalents	48,516	50,409
Securities available-for-sale	36,182	37,683
Portfolio loans, net of allowance of $8,600 in 2018 and $8,600 in 2017	757,361	757,506
Other loans:
Held-for-sale	6,062	3,623
Warehouse loans held-for-investment	29,071	81,687
Total other loans	35,133	85,310
Federal Home Loan Bank stock, at cost	9,062	9,892
Land, premises and equipment, net	13,948	14,172
Bank owned life insurance	18,120	18,005
Other real estate owned	1,699	1,739
Accrued interest receivable	2,131	2,267
Deferred tax assets, net	4,257	4,108
Other assets	1,730	2,165
Total assets	$928,139	$983,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$70,038	$63,852
Interest-bearing demand	100,565	97,350
Savings and money market	265,411	294,674
Time	204,681	219,927
Total deposits	640,695	675,803
Federal Home Loan Bank advances	192,375	213,525
Accrued expenses and other liabilities	3,284	3,268
Total liabilities	836,354	892,596

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock: $0.01 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	−	−
Common stock: $0.01 par value; 100,000,000 shares authorized; 15,552,833 issued and outstanding at March 31, 2018 and 15,553,709 issued and outstanding at December 31, 2017	156	156
Additional paid-in capital	100,392	100,443
Common stock held by:
Employee stock ownership plan shares of 61,080 at March 31, 2018 and 62,277 at December 31, 2017	(1,353)	(1,353)
Benefit plans	(56)	(111)
Retained deficit	(5,621)	(7,037)
Accumulated other comprehensive loss	(1,733)	(1,438)
Total stockholders’ equity	91,785	90,660
Total liabilities and stockholders’ equity	$928,139	$983,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share Information)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Interest and dividend income:
Loans, including fees	$8,846	$7,469
Securities and interest-earning deposits in other financial institutions	408	419
Total interest and dividend income	9,254	7,888
Interest expense:
Deposits	1,438	1,088
Federal Home Loan Bank advances	688	428
Total interest expense	2,126	1,516
Net interest income	7,128	6,372
Provision for portfolio loan losses	168	100
Net interest income after provision for portfolio loan losses	6,960	6,272

Noninterest income:
Service charges and fees	405	434
Gain (loss) on sale of loans held-for-sale	(52)	1,542
Bank owned life insurance earnings	115	117
Interchange fees	341	329
Other	427	139
Total noninterest income	1,236	2,561

Noninterest expense:
Compensation and benefits	3,600	3,487
Occupancy and equipment	585	555
Federal Deposit Insurance Corporation insurance premiums	83	135
Foreclosed assets, net	(48)	80
Data processing	582	611
Outside professional services	513	537
Collection expense and repossessed asset losses	57	139
Merger-related costs	233	−
Other	745	1,006
Total noninterest expense	6,350	6,550

Income before income tax expense	1,846	2,283
Income tax expense	430	806
Net income	$1,416	$1,477

Earnings per common share:
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$1,416	$1,477

Other comprehensive income (loss):
Change in securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(397)	801
Less reclassification adjustments for gains recognized in income	−	−
Net unrealized gains (losses)	(397)	801
Income tax effect	102	(443)
Net of tax effect	(295)	358

Total other comprehensive income (loss)	(295)	358

Comprehensive income	$1,121	$1,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Information)

(unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Employee Stock Ownership Plan Shares	Benefit Plans	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
For the three months ended March 31, 2018:

Balance at December 31, 2017	15,553,709	$156	$100,443	$(1,353)	$(111)	$(7,037)	$(1,438)	$90,660
Employee stock ownership plan shares earned, 1,197 shares	−	−	(9)	−	−	−	−	(9)
Restricted stock awards	(876)	−	–	−	−	−	−	−
Restricted stock expense	−	−	13	−	−	−	−	13
Distribution from Rabbi Trust	−	−	(55)	−	55	−	−	−
Net income	−	−	−	−	−	1,416	−	1,416
Other comprehensive loss	−	−	−	−	−	−	(295)	(295)
Balance at March 31, 2018	15,552,833	$156	$100,392	$(1,353)	$(56)	$(5,621)	$(1,733)	$91,785

For the three months ended March 31, 2017:

Balance at December 31, 2016	15,509,061	$155	$100,361	$(1,457)	$(99)	$(10,316)	$(1,626)	$87,018
Employee stock ownership plan shares earned, 1,197 shares	−	−	(17)	26	−	−	−	9
Restricted stock awards	44,648	1	−	−	−	−	−	1
Distribution from Rabbi Trust	−	−	(3)	−	5	−	−	2
Net income	−	−	−	−	−	1,477	−	1,477
Other comprehensive income	−	−	−	−	−	−	358	358
Balance at March 31, 2017	15,553,709	$156	$100,341	$(1,431)	$(94)	$(8,839)	$(1,268)	$88,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,416	$1,477
Adjustments to reconcile net income to net cash from operating activities:
Provision for portfolio loan losses	168	100
Loss (gain) on sale of loans held-for-sale	52	(1,542)
Originations of loans held-for-sale	(6,649)	(16,068)
Proceeds from sales of loans held-for-sale	3,531	22,242
Foreclosed assets, net	(48)	80
Employee stock ownership plan compensation expense	(9)	9
Restricted stock awards	-	1
Share-based compensation expense	13	-
Amortization of premiums and deferred fees, net of accretion of discounts on investment securities and loans	299	(15)
Depreciation expense	227	291
Deferred tax expense (benefit)	(47)	129
Net change in cash surrender value of bank owned life insurance	(115)	(117)
Net change in accrued interest receivable	136	238
Net change in other assets	447	(166)
Net change in accrued expenses and other liabilities	16	1,422
Net cash provided by (used in) operating activities	(563)	8,081

Cash flows from investing activities:
Proceeds from maturities and payments of investment securities	1,060	21,276
Purchase of securities available-for-sale	-	(56,529)
Funding of warehouse loans held-for-investment	(194,218)	(257,641)
Proceeds from repayments of warehouse loans held-for-investment	246,834	280,100
Purchase of portfolio loans	-	(15,872)
Net change in portfolio loans	337	(26,086)
Purchase of premises and equipment	(3)	(80)
Proceeds from sale of other real estate owned	88	-
Purchase of Federal Home Loan Bank stock	(5,371)	(3,631)
Redemption of Federal Home Loan Bank stock	6,201	5,482
Net cash provided by (used in) investing activities	54,928	(52,981)

Cash flows from financing activities:
Net change in deposits	(35,108)	57,425
Proceeds from Federal Home Loan Bank advances	392,700	85,000
Repayment of Federal Home Loan Bank advances	(413,850)	(129,666)
Shares purchased for and distributions from Rabbi Trust	-	2
Net cash provided by (used in) financing activities	(56,258)	12,761

Net decrease in cash and cash equivalents	(1,893)	(32,139)
Cash and cash equivalents, beginning of period	50,409	59,893
Cash and cash equivalents, end of period	$48,516	$27,754

Supplemental disclosures of cash flow information:
Interest paid	$2,183	$1,516
Income taxes paid	-	-

Supplemental disclosures of non-cash information:
Loans transferred to held-for-sale	$279	$-
Loans transferred to portfolio	894	409
Income tax expense (benefit) from unrealized holding gains and losses on securities available-for-sale arising during the period	(102)	214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The accompanying condensed consolidated balance sheet as of December 31, 2017, which was derived from the Company’s audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions for Form 10-Q and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for a complete financial statement presentation. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary (i) for a fair presentation and (ii) to make such statements not misleading, have been included.

Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 10-K), should be read in conjunction with these Financial Statements.

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

Accumulated other comprehensive income consists solely of the effects of unrealized gains and losses on securities available-for-sale, net of income taxes, which include a disproportionate tax effect of $0.7 million at both
March 31, 2018 and December 31, 2017. This disproportionate tax effect is a result of the reversal of the deferred tax valuation allowance in 2015.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 2. IMPACT OF CERTAIN ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards Adopted

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance in this standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted 2016-01 for the first quarter of 2018, with no material impact to the financial statements; however, the calculation used to determine the disclosed fair value of the Company’s portfolio loans now requires the use of an exit price rather than an entrance price. This refined calculation did not have a material impact on our fair value disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue it expects to receive in exchange for goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which deferred the effective date of ASU 2014-09. As a result, the guidance in this standard may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company adopted ASU 2014-09 for the first quarter of 2018, with no material impact to the financial statements because the standard does not apply to financial instruments, which account for the majority of the Company’s revenues. Revenue-generating transactions the standard does apply to are service charges and fees, which are included in noninterest income. These revenues represent service fees for monthly activity and maintenance on customer accounts, and can be transaction-based, item-based or time-based. Revenue is recognized when the performance obligation is completed, which is generally monthly for maintenance services or when a transaction is processed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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

March 31, 2018

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

March 31, 2018

(unaudited)

NOTE 3. TRANSACTIONS WITH RELATED PARTIES (continued)

Transactions between Atlantic Coast Bank and Customers Bank (continued)

The Customers Participation Agreements were entered into in the ordinary course of the Bank’s business, were made on substantially the same terms as those prevailing at the time for comparable agreements with non-affiliated business partners and did not involve more than normal risk or present other unfavorable features. There was no outstanding balance in warehouse loans held-for-investment related to the Customers Participation Agreements as of March 31, 2018, while the outstanding balance was $42.7 million as of December 31, 2017. During the three months ended March 31, 2018 and 2017, the Bank earned $68,000 and $39,000, respectively, of interest income related to the Customers Participation Agreements.

NOTE 4. FAIR VALUE

Asset and liability fair value measurements (in this Note and Note 5. Fair Value of Financial Instruments of these Notes) have been categorized based upon the fair value hierarchy described below:

•	Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.

•	Level 2 – Valuation is based upon observable inputs other than quoted market prices included within Level 1, including quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, are summarized below:

		Fair Value Hierarchy
	Total	Level 1		Level 2	Level 3
	(Dollars in Thousands)
March 31, 2018
Assets:
State and municipal	$5,457	$	−	$5,457	$	−
Mortgage-backed securities – residential	22,216		−	22,216		−
Collateralized mortgage obligations – U.S. government	2,121		−	2,121		−
Corporate debt	6,388		−	6,388		−
Total	$36,182	$	−	$36,182	$	−

December 31, 2017
Assets:
State and municipal	$5,526	$	−	$5,526	$	−
Mortgage-backed securities – residential	23,528		−	23,528		−
Collateralized mortgage obligations – U.S. government	2,301		−	2,301		−
Corporate debt	6,328		−	6,328		−
Total	$37,683	$	−	$37,683	$	−

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

There were no Level 3 investments measured on a recurring basis as of March 31, 2018 and December 31, 2017, and there were no transfers into or out of Level 3 investments during the three months ended March 31, 2018 and the year ended December 31, 2017. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is less liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

Assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017, are summarized below:

		Fair Value Hierarchy
	Total	Level 1		Level 2		Level 3
	(Dollars in Thousands)
March 31, 2018
Assets:
Other real estate owned	$1,699	$	−	$	−	$1,699
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	6,189		−		−	6,189

December 31, 2017
Assets:
Other real estate owned	$1,739	$	−	$	−	$1,739
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	6,207		−		−	6,207

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 4. FAIR VALUE (continued)

Quantitative information about Level 3 fair value measurements as of March 31, 2018 and December 31, 2017, is as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Inputs	Range (Weighted Average) (1)
	(Dollars in Thousands)

March 31, 2018
Assets:
Other real estate owned	$1,699	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 46.5% (11.8%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	6,189	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0 to 63.5% (29.4%) 10.0% (10.0%)

December 31, 2017
Assets:
Other real estate owned	$1,739	Broker price opinions, appraisal of collateral (2), (3)	Appraisal adjustments (4) Liquidation expenses	0.0% to 60.9% (14.7%) 10.0% (10.0%)
Impaired loans – collateral dependent (reported on the consolidated balance sheets in portfolio loans, net)	6,207	Appraisal of collateral (2)	Appraisal adjustments (4) Liquidation expenses	0.0% to 62.7% (29.4%) 0.0% to 10.0% (9.4%)

(1)	The range and weighted average of other appraisal adjustments and liquidation expenses are presented as a percent of the appraised value.
(2)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions.

The fair value of OREO is determined using inputs which include current and prior appraisals and estimated costs to sell (Level 3). Costs relating to improvement of property may be capitalized, whereas costs relating to the holding of property are expensed. There were no write-downs on OREO for the three months ended March 31, 2018. Write-downs on OREO for the three months ended March 31, 2017 were $80,000. The fair values of impaired loans that are collateral-dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 3).

There are no liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments, not previously presented, as of March 31, 2018 and December 31, 2017, were as follows:

			Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Level 1	Level 2		Level 3
	(Dollars in Thousands)
March 31, 2018
Assets:
Cash and due from financial institutions	$4,434	$4,434	$4,434	$	−	$	−
Short-term interest-earning deposits	44,082	44,082	44,082		−		−
Portfolio loans, net	757,361	723,280	−		717,091		6,189
Loans held-for-sale	6,062	6,395	−		6,395		−
Warehouse loans held-for-investment	29,071	29,071	−		29,071		−
Federal Home Loan Bank stock, at cost	9,062	9,062	−		−		9,062
Bank owned life insurance	18,120	18,120	−		18,120		−
Accrued interest receivable	2,131	2,131	−		2,131		−
Liabilities:
Deposits	640,695	641,072	−		641,072		−
Federal Home Loan Bank advances	192,375	192,367	−		192,367		−
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	169	169	−		169		−

December 31, 2017
Assets:
Cash and due from financial institutions	$3,432	$3,432	$3,432	$	−	$	−
Short-term interest-earning deposits	46,977	46,977	46,977		−		−
Portfolio loans, net	757,506	748,594	−		742,387		6,207
Loans held-for-sale	3,623	3,858	−		3,858		−
Warehouse loans held-for-investment	81,687	81,687	−		81,687		−
Federal Home Loan Bank stock, at cost	9,892	9,892	−		−		9,892
Bank owned life insurance	18,005	18,011	−		18,011		−
Accrued interest receivable	2,267	2,267	−		2,267		−
Liabilities:
Deposits	675,803	676,383	−		676,383		−
Federal Home Loan Bank advances	213,525	213,876	−		213,876		−
Accrued interest payable (reported on consolidated balance sheets in accrued expenses and other liabilities)	227	227	−		227		−

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest, demand and savings deposits and variable rate loans or deposits that re-price frequently and fully. Fair value of securities held-to-maturity is based on market prices of similar securities. For fixed rate loans and for variable rate loans with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using discount rates, which reflect factors such as liquidity, credit, and nonperformance risk of the loans, applied to the estimated life. For fixed rate deposits and for variable rate deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life without considering the need for adjustments for market illiquidity or credit risk. Fair value of loans held-for-sale is based on quoted market prices. Carrying amount is the estimated fair value for warehouse loans held-for-investment, due to the rapid repayment of the loans (generally less than 30 days). Fair value of bank owned life insurance is based on the insurance contract cash surrender value or quoted market prices of the underlying securities or similar securities. Fair value of the Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase (repurchase agreements) is based on current rates for similar financing. It was not practicable to determine the fair value of the FHLB stock due to restrictions placed on its transferability. The estimated fair value of other financial instruments and off-balance-sheet commitments approximate cost and are not considered significant to this presentation.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Bank is a member of the FHLB and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100.00 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. Accordingly, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time that such a situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. The Company did not consider the FHLB stock to be impaired as of March 31, 2018 and December 31, 2017.

NOTE 6. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the investment securities and the corresponding amounts of unrealized gains and losses therein as of March 31, 2018 and December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Amount
	(Dollars in Thousands)

March 31, 2018
State and municipal	$5,494	$4	$(41)	$5,457	$5,457
Mortgage-backed securities – residential	23,240	−	(1,024)	22,216	22,216
Collateralized mortgage obligations – U.S. government	2,228	−	(107)	2,121	2,121
Corporate debt	6,535	22	(169)	6,388	6,388
Total investment securities	$37,497	$26	$(1,341)	$36,182	$36,182

December 31, 2017
State and municipal	$5,500	$34	$(8)	$5,526	$5,526
Mortgage-backed securities – residential	24,175	−	(647)	23,528	23,528
Collateralized mortgage obligations – U.S. government	2,390	−	(89)	2,301	2,301
Corporate debt	6,536	34	(242)	6,328	6,328
Total investment securities	$38,601	$68	$(986)	$37,683	$37,683

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities, segregated by contractual maturity as of March 31, 2018, are shown below:

	Amortized Cost		Fair Value
	(Dollars in Thousands)

Due in one year or less	$	−	$	−
Due in more than one to five years		1,452		959
Due in more than five to ten years		9,771		10,083
Due after ten years		806		803
Mortgage-backed securities – residential		23,240		22,216
Collateralized mortgage obligations – U.S. government		2,228		2,121
		$37,497		$36,182

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date, including mortgage-backed securities and collateralized mortgage obligations, are shown separately.

The following table summarizes the investment securities with unrealized losses as of March 31, 2018 and December 31, 2017, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(Dollars in Thousands)
March 31, 2018
State and municipal	$4,083	$(41)	$	−	$	−	$4,083	$(41)
Mortgage-backed securities – residential	−	−		22,190		(1,024)	22,190	(1,024)
Collateralized mortgage obligations – U.S. Government	−	−		2,122		(107)	2,122	(107)
Corporate debt	−	−		4,831		(169)	4,831	(169)
	$4,083	$(41)		$29,143		$(1,300)	$33,226	$(1,341)

December 31, 2017
State and municipal	$2,051	$(8)	$	−	$	−	$2,051	$(8)
Mortgage-backed securities – residential	−	−		23,500		(647)	23,500	(647)
Collateralized mortgage obligations – U.S. Government	−	−		2,302		(89)	2,302	(89)
Corporate debt	−	−		4,758		(242)	4,758	(242)
	$2,051	$(8)		$30,560		$(978)	$32,611	$(986)

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 6. INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates investment securities for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. As of March 31, 2018, the Company’s security portfolio consisted of 23 investment securities (all classified as available-for-sale), 17 of which were in an unrealized loss position. The unrealized losses were primarily related to debt securities whose underlying collateral is residential mortgages and all of these debt securities were issued by government sponsored organizations, as discussed below.

As of March 31, 2018, $24.3 million, or approximately 67% of the debt securities held by the Company, including 9 of the Company’s debt securities in an unrealized loss position, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

The decline in fair value of the Company’s debt securities in an unrealized loss position was attributable to changes in interest rates and not credit quality. It is not more likely than not the Company will be required to sell these securities before their anticipated recovery; however, from time to time the Company makes decisions to sell securities available-for-sale as part of its balance sheet and risk management strategies. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2018.

The Company did not hold any non-agency collateralized mortgage-backed securities or collateralized mortgage obligations as of March 31, 2018 and December 31, 2017, and did not record OTTI related to such securities during the three months ended March 31, 2018 and 2017.

Proceeds from Investment Securities

Proceeds from sales, payments, maturities, and calls of securities available-for-sale were $1.1 million and $21.3 million for the three months ended March 31, 2018 and 2017, respectively.

No gross gains or losses were realized during the three months ended March 31, 2018 and 2017.

Gains and losses on sales of investment securities are recorded on the trade date and are determined using the specific identification method. There were no unsettled investment securities transactions at March 31, 2018 and December 31, 2017.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS

Following is a comparative composition of net portfolio loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018	% of Total Loans	December 31, 2017	% of Total Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$283,194	37.3%	$286,671	37.8%
Multi-family	65,043	8.5%	65,419	8.6%
Commercial	226,426	29.8%	220,282	29.0%
Land	16,591	2.2%	13,760	1.8%
Total real estate loans	591,254	77.8%	586,132	77.2%

Real estate construction loans:
One- to four-family	8,297	1.1%	8,579	1.1%
Commercial	16,941	2.2%	17,309	2.3%
Acquisition and development	−	− %	−	− %
Total real estate construction loans	25,238	3.3%	25,888	3.4%

Other portfolio loans:
Home equity	33,647	4.4%	34,477	4.5%
Consumer	33,222	4.4%	34,743	4.6%
Commercial	76,440	10.1%	78,451	10.3%
Total other portfolio loans	143,309	18.9%	147,671	19.4%

Total portfolio loans	759,801	100.0%	759,691	100.0%

Allowance for portfolio loan losses	(8,600)		(8,600)
Net deferred portfolio loan costs	5,452		5,592
Premiums and discounts on purchased loans, net	708		823

Portfolio loans, net	$757,361		$757,506

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of portfolio loans as of March 31, 2018 and December 31, 2017:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	> 90 Days Past Due	Total Past Due	Total
	(Dollars in Thousands)

March 31, 2018
Real estate loans:
One- to four-family	$280,741	$796	$874	$783	$2,453	$283,194
Multi-family	65,043	−	−	−	−	65,043
Commercial	226,222	−	−	204	204	226,426
Land	11,081	−	−	5,510	5,510	16,591
Total real estate loans	583,087	796	874	6,497	8,167	591,254

Real estate construction loans:
One- to four-family	8,297	−	−	−	−	8,297
Commercial	16,941	−	−	−	−	16,941
Acquisition and development	−	−	−	−	−	−
Total real estate construction loans	25,238	−	−	−	−	25,238

Other portfolio loans:
Home equity	32,692	159	542	254	955	33,647
Consumer	32,837	190	105	90	385	33,222
Commercial	75,804	31	−	605	636	76,440
Total other portfolio loans	141,333	380	647	949	1,976	143,309

Total portfolio loans	$749,658	$1,176	$1,521	$7,446	$10,143	$759,801

December 31, 2017
Real estate loans:
One- to four-family	$283,676	$1,681	$723	$591	$2,995	$286,671
Multi-family	65,419	−	−	−	−	65,419
Commercial	218,686	1,386	−	210	1,596	220,282
Land	8,250	–	−	5,510	5,510	13,760
Total real estate loans	576,031	3,067	723	6,311	10,101	586,132

Real estate construction loans:
One- to four-family	8,579	−	−	−	−	8,579
Commercial	17,309	−	−	−	−	17,309
Acquisition and development	−	−	−	−	−	−
Total real estate construction loans	25,888	−	−	−	−	25,888

Other portfolio loans:
Home equity	33,872	333	62	210	605	34,477
Consumer	34,223	301	131	88	520	34,743
Commercial	77,826	−	−	625	625	78,451
Total other portfolio loans	145,921	634	193	923	1,750	147,671

Total portfolio loans	$747,840	$3,701	$916	$7,234	$11,851	$759,691

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Nonperforming portfolio loans, including nonaccrual portfolio loans, as of March 31, 2018 and December 31, 2017 were $8.2 million and $7.8 million, respectively. There were no portfolio loans over 90 days past-due and still accruing interest as of March 31, 2018 and December 31, 2017. Nonperforming portfolio loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and larger individually evaluated loans classified as impaired loans that are not accruing interest.

The following table presents performing and nonperforming portfolio loans by class of loans as of March 31, 2018 and December 31, 2017:

	Performing	Nonperforming	Total
	(Dollars in Thousands)

March 31, 2018
Real estate loans:
One- to four-family	$281,700	$1,494	$283,194
Multi-family	65,043	–	65,043
Commercial	226,222	204	226,426
Land	11,081	5,510	16,591
Total real estate loans	584,046	7,208	591,254

Real estate construction loans:
One- to four-family	8,297	–	8,297
Commercial	16,941	–	16,941
Acquisition and development	–	–	–
Total real estate construction loans	25,238	–	25,238

Other portfolio loans:
Home equity	33,393	254	33,647
Consumer	33,132	90	33,222
Commercial	75,798	642	76,440
Total other portfolio loans	142,323	986	143,309

Total portfolio loans	$751,607	$8,194	$759,801

December 31, 2017
Real estate loans:
One- to four-family	$285,535	$1,136	$286,671
Multi-family	65,419	–	65,419
Commercial	220,072	210	220,282
Land	8,250	5,510	13,760
Total real estate loans	579,276	6,856	586,132

Real estate construction loans:
One- to four-family	8,579	–	8,579
Commercial	17,309	–	17,309
Acquisition and development	–	–	–
Total real estate construction loans	25,888	–	25,888

Other portfolio loans:
Home equity	34,267	210	34,477
Consumer	34,646	97	34,743
Commercial	77,826	625	78,451
Total other portfolio loans	146,739	932	147,671

Total portfolio loans	$751,903	$7,788	$759,691

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

The following table presents the risk category of multi-family, commercial and land portfolio loans evaluated by internal asset classification as of March 31, 2018 and December 31, 2017:

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in Thousands)

March 31, 2018
Real estate loans:
Multi-family	$65,043	$–	$–	$–	$65,043
Commercial	222,513	1,169	2,744	–	226,426
Land	11,081	–	5,510	–	16,591
Total real estate loans	298,637	1,169	8,254	–	308,060

Real estate construction loans:
Commercial	16,941	–	–	–	16,941
Total real estate construction loans	16,941	–	–	–	16,941

Other portfolio loans:
Commercial	75,420	–	1,020	–	76,440
Total other portfolio loans	75,420	–	1,020	–	76,440

Total risk graded portfolio loans	$390,998	$1,169	$9,274	$–	$401,441

December 31, 2017
Real estate loans:
Multi-family	$65,419	$–	$–	$–	$65,419
Commercial	217,632	1,181	1,469	–	220,282
Land	8,250	–	5,510	–	13,760
Total real estate loans	291,301	1,181	6,979	–	299,461

Real estate construction loans:
Commercial	17,309	–	–	–	17,309
Total real estate construction loans	17,309	–	–	–	17,309

Other portfolio loans:
Commercial	76,159	–	2,292	–	78,451
Total other portfolio loans	76,159	–	2,292	–	78,451

Total risk graded portfolio loans	$384,769	$1,181	$9,271	$–	$395,221

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

Other Portfolio Loans (continued)

•	Consumer loans often are secured by depreciating collateral, including automobiles and mobile homes, or are unsecured and may carry more risk than real estate secured loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

•	Commercial loans are secured by business assets or may be unsecured, and repayment is directly dependent on the continued successful operation of the borrower’s business and ability to convert the assets to operating revenue. These possess greater risk than most other types of loans should the repayment capacity of the borrower not be adequate.

Activity in the allowance for the three months ended March 31, 2018 and 2017 was as follows:

	Beginning Balance	Charge-Offs	Recoveries	Provisions	Ending Balance
	(Dollars in Thousands)

March 31, 2018
Real estate loans:
One- to four-family	$2,684	$-	$-	$30	$2,714
Multi-family	170	-	-	(1)	169
Commercial	2,989	-	-	(108)	2,881
Land	159	-	-	39	198
Total real estate loans	6,002	-	-	(40)	5,962

Real estate construction loans:
One- to four-family	55	-	-	(2)	53
Commercial	178	-	-	19	197
Acquisition and development	-	-	-	-	-
Total real estate construction loans	233	-	-	17	250

Other portfolio loans:
Home equity	604	(35)	9	35	613
Consumer	345	(99)	42	50	338
Commercial	1,342	(91)	6	115	1,372
Total other portfolio loans	2,291	(225)	57	200	2,323

Unallocated	74	-	-	(9)	65

Total	$8,600	$(225)	$57	$168	$8,600

March 31, 2017
Real estate loans:
One- to four-family	$3,090	$(35)	$56	$(200)	$2,911
Multi-family	268	-	-	27	295
Commercial	2,209	-	-	342	2,551
Land	207	-	-	(10)	197
Total real estate loans	5,774	(35)	56	159	5,954

Real estate construction loans:
One- to four-family	159	-	-	1	160
Commercial	120	-	-	(27)	93
Acquisition and development	-	-	-	-	-
Total real estate construction loans	279	-	-	(26)	253

Other portfolio loans:
Home equity	560	-	5	9	574
Consumer	457	(77)	61	(55)	386
Commercial	880	-	-	179	1,059
Total other portfolio loans	1,897	(77)	66	133	2,019

Unallocated	212	-	-	(166)	46

Total	$8,162	$(112)	$122	$100	$8,272

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents ending balances for the allowance and portfolio loans based on the impairment method as of March 31, 2018:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Ending Balance
	(Dollars in Thousands)

Allowance for portfolio loan losses:
Real estate loans:
One- to four-family	$–	$2,714	$2,714
Multi-family	–	169	169
Commercial	4	2,877	2,881
Land	–	198	198
Total real estate loans	4	5,958	5,962

Real estate construction loans:
One- to four-family	–	53	53
Commercial	–	197	197
Acquisition and development	–	–	–
Total real estate construction loans	–	250	250

Other portfolio loans:
Home equity	–	613	613
Consumer	–	338	338
Commercial	522	850	1,372
Total other portfolio loans	522	1,801	2,323

Unallocated	–	65	65

Total ending allowance for portfolio loan losses balance	$526	$8,074	$8,600

Portfolio loans:
Real estate loans:
One- to four-family	$–	$283,194	$283,194
Multi-family	–	65,043	65,043
Commercial	1,290	225,136	226,426
Land	5,510	11,081	16,591
Total real estate loans	6,800	584,454	591,254

Real estate construction loans:
One- to four-family	–	8,297	8,297
Commercial	–	16,941	16,941
Acquisition and development	–	–	–
Total real estate construction loans	–	25,238	25,238

Other portfolio loans:
Home equity	–	33,647	33,647
Consumer	–	33,222	33,222
Commercial	970	75,470	76,440
Total other portfolio loans	970	142,339	143,309

Total ending portfolio loans balance	$7,770	$752,031	$759,801

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

March 31, 2018

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

For homogeneous loan categories, such as one- to four-family residential loans and home equity loans, the amount of impairment resulting from the modification of the loan terms is calculated in aggregate by category of portfolio loan. The resulting impairment is included in specific reserves. If an individual homogeneous loan defaults under terms of the TDR and becomes nonperforming, the Bank follows its usual practice of charging the loan down to its estimated fair value and the charge-off is considered as a factor in determining the amount of the general component of the allowance. For larger non-homogeneous loans, each loan that is modified is evaluated individually for impairment based on either discounted cash flow or, for collateral-dependent loans, the appraised value of the collateral less selling costs. If the loan is not collateral-dependent, the amount of the impairment, if any, is recorded as a specific reserve in the allowance. If the loan is collateral-dependent, the amount of the impairment is charged off. There was an allocated allowance for loans, including TDRs, individually evaluated for impairment of approximately $0.5 million at both March 31, 2018 and December 31, 2017.

Portfolio loans modified as TDRs with market rates of interest are classified as impaired portfolio loans. Once the TDR has performed for 12 months in accordance with the modified terms it is classified as a performing impaired loan. TDRs which do not perform in accordance with modified terms are reported as nonperforming portfolio loans. The policy for returning a nonperforming loan to accrual status is the same for any loan irrespective of whether the loan has been modified. As such, loans which are nonperforming prior to modification continue to be accounted for as nonperforming loans (and are reported as impaired nonperforming loans) until they have demonstrated the ability to maintain sustained performance over a period of time, but no less than six months. Following this period such a modified loan is returned to accrual status and is classified as impaired and reported as a performing TDR. TDRs classified as impaired loans as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$18,058	$17,679
Multi-family	–	–
Commercial	1,086	1,109
Land	6,128	6,136
Total real estate loans	25,272	24,924

Real estate construction loans:
One- to four-family	–	–
Commercial	–	–
Acquisition and development	–	–
Total real estate construction loans	–	–

Other portfolio loans:
Home equity	4,096	4,043
Consumer	1,280	1,302
Commercial	327	620
Total other portfolio loans	5,703	5,965

Total TDRs classified as impaired loans	$30,975	$30,889

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The TDR balances included performing TDRs of $16.1 million and $15.7 million as of March 31, 2018 and December 31, 2017, respectively. There were no commitments to lend additional amounts on TDRs as of March 31, 2018 and December 31, 2017.

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

The following table presents information on TDRs during the three months ended March 31, 2018 and 2017:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in Thousands)
March 31, 2018
Troubled debt restructuring:
Real estate loans:
One- to four-family	3	$462	$462
Total real estate loans	3	462	462

Other portfolio loans:
Home equity	1	90	90
Commercial	1	91	91
Total other portfolio loans	2	181	181

Total troubled debt restructurings	5	$643	$643

March 31, 2017
Troubled debt restructuring:
Real estate loans:
One- to four-family	1	$55	$55
Land	1	693	693
Total real estate loans	2	748	748

Other portfolio loans:
Home equity	3	271	271
Consumer	3	55	55
Total other portfolio loans	6	326	326

Total troubled debt restructurings	8	$1,074	$1,074

All of the Company’s portfolio loans that were restructured as TDRs during the three months ended March 31, 2018 and 2017, resulted in modifications to either rate, term, amortization or balance. Such modifications are only granted to borrowers who have demonstrated the capacity to repay under the modified terms.

During the three months ended March 31, 2018, there were no subsequent defaults on portfolio loans that were restructured as TDRs in the previous twelve months.

During the three months ended March 31, 2017, there were two subsequent defaults on portfolio loans that were restructured as TDRs in the previous twelve months. The subsequent defaults included a one- to four-family residential loan with a recorded investment of $38,000, and a home equity loan with a recorded investment of $8,000.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents information about impaired portfolio loans as of March 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family	$-	$-	$-
Multi-family	-	-	-
Commercial	654	654	-
Land	5,510	5,510	-
Total real estate loans	6,164	6,164	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	-	-	-
Consumer	-	-	-
Commercial	34	34	-
Total other portfolio loans	34	34	-

Total with no related allowance recorded	$6,198	$6,198	$-

With an allowance recorded:
Real estate loans:
One- to four-family	$19,050	$19,462	$1,283
Multi-family	-	-	-
Commercial	636	636	4
Land	618	668	86
Total real estate loans	20,304	20,766	1,373

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,182	4,339	462
Consumer	1,370	1,370	170
Commercial	936	954	522
Total other portfolio loans	6,488	6,663	1,154

Total with an allowance recorded	$26,792	$27,429	$2,527

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The following table presents interest income on impaired portfolio loans by class of portfolio loans for the three months ended March 31, 2018 and 2017:

	Average Balance	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in Thousands)

March 31, 2018
Real estate loans:
One- to four-family	$18,811	$197	$-
Multi-family	-	-	-
Commercial	1,304	19	-
Land	6,133	7	-
Total real estate loans	26,248	223	-

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,134	45	-
Consumer	1,385	22	-
Commercial	974	13	-
Total other portfolio loans	6,493	80	-

Total	$32,741	$303	$-

March 31, 2017
Real estate loans:
One- to four-family	$19,766	$187	$-
Multi-family	26	-	-
Commercial	3,098	24	26
Land	6,288	8	-
Total real estate loans	29,178	219	26

Real estate construction loans:
One- to four-family	-	-	-
Commercial	-	-	-
Acquisition and development	-	-	-
Total real estate construction loans	-	-	-

Other portfolio loans:
Home equity	4,183	50	-
Consumer	1,596	23	-
Commercial	1,030	9	-
Total other portfolio loans	6,809	82	-

Total	$35,987	$301	$26

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 7. PORTFOLIO LOANS (continued)

The Company had $0.4 million and $0.5 million of one- to four-family residential and home equity loans in process of foreclosure as of March 31, 2018 and December 31, 2017, respectively.

The Company has originated portfolio loans with the Company’s directors and executive officers and their associates. These loans totaled $1.8 million as of both March 31, 2018 and December 31, 2017. The activity on these loans during the three months ended March 31, 2018 and the year ended December 31, 2017, was as follows:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)

Beginning balance	$1,795	$1,856
New portfolio loans and advances on existing loans	–	–
Effect of changes in related parties	–	–
Repayments	(16)	(61)
Ending balance	$1,779	$1,795

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

The Company internally originated approximately $5.1 million and $9.0 million of mortgage loans held-for-sale during the three months ended March 31, 2018 and 2017, respectively. The Company recorded a minimal gain on the sale of mortgage loans held-for-sale during the three months ended March 31, 2018, while the gain recorded on sale of mortgage loans held-for-sale during the three months ended March 31, 2017 was $0.8 million.

During the three months ended March 31, 2018 and 2017, the Company internally originated approximately $1.5 million and $7.0 million, respectively, of SBA/USDA loans held-for-sale. The loss recorded on sales of SBA/USDA loans held-for-sale was $0.1 million during the three months ended March 31, 2018, while the gain recorded on sales of SBA/USDA loans held-for-sale was $0.7 million during the three months ended March 31, 2017.

During the three ended March 31, 2018 and 2017, the Company originated approximately $194.2 million and $257.6 million, respectively, of warehouse loans held-for-investment through third parties. Loans which were ultimately sold under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The weighted average number of days outstanding of warehouse loans held-for-investment was approximately 9 days for each of the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, the balance in warehouse loans held-for-investment did not include any past due, nonperforming, classified, restructured, or impaired loans. Warehouse loans held-for-investment possess less risk than other types of loans as they are secured by one- to four-family residential loans which tend to be smaller balance loans without concentrations to a single borrower or group of borrowers. Due to the generally short duration of time warehouse loans held-for-investment are outstanding, the collateral arrangements related to warehouse loans held-for-investment and other factors, management has determined that no allowance for loan losses is necessary.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 9. FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2018 and December 31, 2017, advances from the FHLB were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Maturity on January 18, 2018, fixed rate at 1.42%	$–	$50,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	1,250	1,500
Maturity on June 8, 2021, fixed rate at 2.59%	–	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	–	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	–	15,000
Daily rate credit, no maturity date, adjustable rate at 1.92% as of March 31, 2018 and at 1.59% as of December 31, 2017	180,700	101,600
Total	$192,375	$213,525

The FHLB advances had a weighted-average maturity of less than 1 month and a weighted-average rate of 1.88% at March 31, 2018. The value of portfolio loans posted by the Company as collateral for these advances was $393.0 million as of March 31, 2018.

The Bank’s remaining borrowing capacity with the FHLB was $102.9 million at March 31, 2018. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with portfolio loans and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of March 31, 2018, book value exceeded the fair value of the individual advances by $8,000. The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $32.8 million as of March 31, 2018.

NOTE 10. INCOME TAXES

Income tax expense for the three months ending March 31, 2018 and 2017 was as follows:

	Three months ending March 31,
	2018	2017
	(Dollars in Thousands)
Income before income tax expense	$1,846	$2,283
Effective tax rate	23.29%	35.30%
Income tax expense	$430	$806

The Tax Cuts and Jobs Act (Tax Reform) was enacted on December 22, 2017. The Tax Reform reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions. Accounting guidance required the Company to remeasure its deferred tax assets and deferred tax liabilities using the new enacted tax rate. The Company recorded additional expense of $1.6 million in the fourth quarter of 2017 to reflect changes that resulted from the enactment of the Tax Reform. Notwithstanding the foregoing, the Company is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts.

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

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 10. INCOME TAXES (continued)

As of March 31, 2018 and December 31, 2017, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on this evaluation it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $102,000 as of both March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018, the Company used $81,000 of federal net operating loss carryover and $69,000 of state net operating loss carryovers. During the three months ended March 31, 2017, the Company used $81,000 of federal net operating loss carryover and $67,000 of state net operating loss carryover.

Under the rules of Internal Revenue Code section 382 (IRC § 382), a change in the ownership of the Company occurred during the first quarter of 2013. In accordance with IRC § 382, the Company determined the gross amount of federal net operating loss carryover that it could utilize was limited to approximately $325,000 per year.

As of March 31, 2018, the Company has a federal net operating loss carryover of $5.0 million which will expire between 2027 and 2033. There is no valuation allowance on this carryover. As of March 31, 2018, the Company has a state net operating loss carryover of $5.6 million which will expire between 2018 and 2033. There is no valuation allowance on this carryover.

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

The following table summarizes the basic and diluted earnings per common share computation for the three months ended March 31, 2018 and 2017:

	Three months ending March 31,
	2018	2017
	(Dollars in Thousands, Except Per Share Information)
Basic:
Net income	$1,416	$1,477
Weighted average common shares outstanding	15,553,271	15,531,239
Less: average unallocated employee stock ownership plan shares	(62,277)	(67,067)
Less: average director’s deferred compensation shares	(10,365)	(22,530)
Less: average unvested restricted stock awards	(42,847)	(22,324)
Weighted average common shares outstanding, as adjusted	15,437,782	15,419,318
Basic earnings per common share	$0.09	$0.10

Diluted:
Net income	$1,416	$1,477
Weighted average common shares outstanding, as adjusted (from above)	15,437,782	15,419,318
Add: dilutive effects of assumed exercise of stock options and stock awards	11,573	–
Weighted average dilutive shares outstanding	15,449,355	15,419,318
Diluted earnings per common share	$0.09	$0.10

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 11. EARNINGS PER COMMON SHARE (continued)

During the three months ended March 31, 2017, all of the Company’s stock options and stock awards were antidilutive and, therefore, were excluded from the calculation of diluted earnings per common share.

NOTE 12. STOCK-BASED COMPENSATION

2016 Omnibus Incentive Plan

The Company’s Board of Directors awarded 44,648 shares of restricted stock, with a grant date fair value of $7.78, under the 2016 Omnibus Incentive Plan (the 2016 Incentive Plan) on February 15, 2017. A summary of the status of the shares as of and for the three months ended March 31, 2018 and 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of January 1, 2017	–	$–
Granted	44,648	7.78
Vested	–	–
Forfeited	–	–
Non-vested as of March 31, 2017	44,648	7.78

Non-vested as of January 1, 2018	44,648	$7.78
Granted	–	–
Vested	(3,602)	7.78
Forfeited	–	–
Non-vested as of March 31, 2018	41,046	7.78

There was approximately $203,000 of unrecognized compensation expense related to non-vested shares awarded under the 2016 Incentive Plan at March 31, 2018. The expense is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 13. REGULATORY SUPERVISION

The Bank’s actual and required capital levels and ratios as of March 31, 2018 and December 31, 2017 were as follows:

	Actual		Required to be Well- Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio
	(Dollars in Millions)
March 31, 2018
Total capital (to risk weighted assets)	$100.0	13.54%	$73.9	10.00%
Common equity tier 1 capital (to risk weighted assets)	91.4	12.38%	48.0	6.50%
Tier 1 capital (to risk weighted assets)	91.4	12.38%	59.1	8.00%
Tier 1 capital (to adjusted total assets)	91.4	9.91%	46.1	5.00%

December 31, 2017
Total capital (to risk weighted assets)	$98.3	12.53%	$78.5	10.00%
Common equity tier 1 capital (to risk weighted assets)	89.7	11.43%	51.0	6.50%
Tier 1 capital (to risk weighted assets)	89.7	11.43%	62.8	8.00%
Tier 1 capital (to adjusted total assets)	89.7	9.67%	46.4	5.00%

The Bank’s capital classification under Prompt Corrective Action (PCA) defined levels as of March 31, 2018 was well-capitalized.

ATLANTIC COAST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

NOTE 13. REGULATORY SUPERVISION (continued)

Beginning on January 1, 2016, as a result of the commencement of the phase-in of amended regulatory risk-based capital rules, the Bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. The capital conservation buffer must consist solely of common equity tier 1 capital, but it applies to all three risk-weighted measurements (total risk based capital to risk-weighted assets ratio, common equity tier 1 capital to risk-weighted assets ratio, tier 1 capital to risk-weighted assets ratio) in addition to the minimum risk-weighted capital requirements. The capital conservation buffer required for 2016 was common equity equal to 0.625% of risk-weighted assets, the buffer required for 2017 was common equity equal to 1.25% of risk-weighted assets, and will increase by 0.625% per year until reaching 2.5% beginning January 1, 2019. The Bank’s actual capital conservation buffer was 5.54% as of March 31, 2018.

NOTE 14. AGREEMENT AND PLAN OF MERGER WITH AMERIS BANCORP

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

The Merger Agreement has been unanimously approved by the boards of directors of the Company and Ameris, as well as receiving approval of the Company’s stockholders and the requisite regulatory approvals. The Ameris Merger is expected to close during the second quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (this MD&A) is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and accompanying Notes to the unaudited Condensed Consolidated Financial Statements of Atlantic Coast Financial Corporation (the Company) appearing elsewhere in this Quarterly Report on Form 10-Q (this Report). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018 (the 2017 10-K).

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements concerning the Company and its wholly owned subsidiary, Atlantic Coast Bank (the Bank), that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new loans and other products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the continued suspension of dividends or share repurchases; potential acquisitions or divestitures; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•	the possibility that our merger with Ameris Bancorp is not consummated or that the combined entity is not able to achieve expected results;

•	our ability to respond to changes in the legislative or regulatory environment and governmental initiatives affecting the banking and financial services industry and to comply with and remain abreast of recently enacted, modified or proposed federal, state and local laws, regulations and rules;

•	local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including, but not limited to, the allowance for portfolio loan losses;

•	changes in the financial performance or condition of our borrowers and the ability of our borrowers to perform under the terms of their loans and other credit agreements, and the impact of such changes on our levels of nonperforming assets;

•	changes in sources and uses of funds, including loans, deposits and borrowings, and our ability to retain and grow core deposits and maintain unsecured federal funds lines and secured lines of credit with correspondent banks;

•	changes in interest rates, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	the concentration of our loan portfolio in real estate based loans and the geographic concentration of those loans secured by one- to four-family residential real estate;

•	the potential threat of cyber-attacks on our network and the information stored on our servers, and our ability to implement information technology software and security measures to effectively neutralize cyber-security threats; and

•	our ability to successfully implement changes in accounting policies, rules and practices.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in the 2017 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report, which lists of factors, together with the foregoing list of factors, are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

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

The Merger Agreement has been unanimously approved by the boards of directors of the Company and Ameris, as well as receiving approval of the Company’s stockholders and the requisite regulatory approvals. The Ameris Merger is expected to close during the second quarter of 2018.

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

There have been no material updates to these accounting policies or estimates affected by these accounting policies during the first three months of 2018. For additional discussion of our critical accounting policies and estimates, see the Critical Accounting Policies discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 10-K.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

General

Total assets decreased $55.1 million, or 5.6%, to $928.1 million at March 31, 2018, as compared to $983.3 million at December 31, 2017. The decrease in assets was primarily due to a decrease in non-maturing deposits of $19.9 million, a decrease in time deposits of $15.2 million, and a reduction of $21.2 million in Federal Home Loan Bank (FHLB) advances, partially offset by an increase in stockholders’ equity of $1.1 million, as discussed below. Although, net portfolio loans only decreased slightly, other loans decreased $50.2 million, while cash and cash equivalents decreased $1.9 million, and investment securities decreased $1.5 million. Total deposits decreased $35.1 million, or 5.2%, to $640.7 million at March 31, 2018, from $675.8 million at December 31, 2017. Noninterest-bearing demand accounts increased $6.2 million and interest-bearing demand accounts increased by $3.2 million, while savings and money market accounts decreased $29.3 million and time deposits decreased by $15.2 million during the three months ended March 31, 2018. Total borrowings decreased by $21.2 million to $192.4 million at March 31, 2018, from $213.5 million at December 31, 2017, due to the aforementioned decrease in FHLB advances during the first three months of 2018. Stockholders’ equity increased by $1.1 million to $91.8 million at March 31, 2018, from $90.7 million at December 31, 2017, primarily due to net income of $1.4 million, partially offset by other comprehensive loss of $0.3 million for the three months ended March 31, 2018.

Following are the summarized comparative balance sheets as of March 31, 2018 and December 31, 2016:

	March 31,	December 31,	Increase / (Decrease)
	2018	2017	Amount	%
	(Dollars in Thousands)

Assets:
Cash and cash equivalents	$48,516	$50,409	$(1,893)	(3.8)%
Investment securities	36,182	37,683	(1,501)	(4.0)%
Portfolio loans	765,961	766,106	(145)	(0.0)%
Allowance for portfolio loan losses	8,600	8,600	-	-%
Portfolio loans, net	757,361	757,506	(145)	(0.0)%
Other loans (held-for-sale and warehouse loans held-for-investment)	35,133	85,310	(50,177)	(58.8)%
Other assets	50,947	52,348	(1,401)	(2.7)%
Total assets	$928,139	$983,256	$(55,117)	(5.6)%

Liabilities and stockholders’ equity:
Deposits:
Noninterest-bearing demand	$70,038	$63,852	$6,186	9.7%
Interest-bearing demand	100,565	97,350	3,215	3.3%
Savings and money market	265,411	294,674	(29,263)	(9.9)%
Time	204,681	219,927	(15,246)	(6.9)%
Total deposits	640,695	675,803	(35,108)	(5.2)%
Federal Home Loan Bank advances	192,375	213,525	(21,150)	(9.9)%
Accrued expenses and other liabilities	3,284	3,268	16	0.5%
Total liabilities	836,354	892,596	(56,242)	(6.3)%
Total stockholders’ equity	91,785	90,660	1,125	1.2%
Total liabilities and stockholders’ equity	$928,139	$983,256	$(55,117)	(5.6)%

Cash and Cash Equivalents

Cash and cash equivalents decreased $1.9 million to $48.5 million at March 31, 2018 from $50.4 million at December 31, 2017. The Bank has increased contingent liquidity capacity and sources to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other private institutional sources to fund the origination of loans, fund other interest-earning assets, and pay-off liabilities.

Investment Securities

Investment securities are comprised primarily of debt securities of U.S. government-sponsored enterprises and mortgage-backed securities. The investment portfolio decreased $1.5 million to $36.2 million at March 31, 2018, from $37.7 million at December 31, 2017, due to regularly scheduled payments during the first three months of 2018.

All of the $36.2 million and $37.7 million as of March 31, 2018 and December 31, 2017, respectively, of investment securities were classified as available-for-sale.

As of March 31, 2018, $24.3 million, or 67%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, which are institutions the U.S. government has affirmed its commitment to support.

As of March 31, 2018, no investment securities were pledged as collateral for the FHLB advances or any other borrowings. As of March 31, 2018, $3.3 million of investment securities were pledged as collateral for public fund deposits.

Portfolio Loans

Below is a comparative composition of net portfolio loans as of March 31, 2018 and December 31, 2017, excluding loans held-for-sale and warehouse lines of credit secured by one- to four-family residential loans originated by third party originators under purchase and assumption agreements (warehouse loans held-for-investment):

	March 31, 2018	% of Total Portfolio Loans	December 31, 2017	% of Total Portfolio Loans
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$283,194	37.3%	$286,671	37.7%
Multi-family	65,043	8.5%	65,419	8.6%
Commercial	226,426	29.8%	220,282	29.0%
Land	16,591	2.2%	13,760	1.8%
Total real estate loans	591,254	77.8%	586,132	77.2%
Real estate construction loans:
One- to four-family	8,297	1.1%	8,579	1.1%
Commercial	16,941	2.2%	17,309	2.3%
Acquisition and development	-	− %	-	− %
Total real estate construction loans	25,238	3.3%	25,888	3.4%
Other portfolio loans:
Home equity	33,647	4.4%	34,477	4.5%
Consumer	33,222	4.4%	34,743	4.6%
Commercial	76,440	10.1%	78,451	10.3%
Total other portfolio loans	143,309	18.9%	147,671	19.4%

Total portfolio loans	759,801	100.0%	759,691	100.0%
Allowance for portfolio loan losses	(8,600)		(8,600)
Net deferred portfolio loan costs	5,452		5,592
Premiums and discounts on purchased loans, net	708		823
Portfolio loans, net	$757,361		$757,506

Total portfolio loans increased slightly, to $759.8 million at March 31, 2018, as compared with $759.7 million at December 31, 2017, primarily due to originations of $7.9 million of commercial real estate loans and $2.5 million of one- to four-family residential mortgages, offset by principal amortization and increased prepayments of one- to four-family residential mortgages and home equity loans during the three months ended March 31, 2018. The increase in prepayments on one- to four-family residential mortgages is consistent with the current low interest rate environment.

Total portfolio loans were also affected by gross loan charge-offs of $0.2 million during the first three months of 2018; however, the Company did not have any loans transfer to OREO during the first three months of 2018.

All portfolio loans originated to small businesses, including Small Business Administration (SBA) and U.S. Department of Agriculture (USDA) loans originated internally and held-for-sale (SBA/USDA loans held-for-sale), are included in the commercial category of either the Company’s real estate loans, real estate construction loans or other portfolio loans. The Company sells the guaranteed portion of SBA/USDA loans held-for-sale upon completion of loan funding and approval by the SBA or USDA, as applicable. The unguaranteed portion of SBA/USDA loans held-for-sale, which remains in the commercial category of the Company’s real estate construction loans or other portfolio loans, was $18.5 million and $18.3 million at March 31, 2018 and December 31, 2017, respectively. The Company plans to expand the SBA/USDA loans held-for-sale business line going forward.

Growth in mortgage origination, the SBA/USDA portfolio and other commercial business loan production is expected to exceed principal amortization and loan pay-offs in the near future, but we can give no assurances regarding such growth.

The composition of the Bank’s portfolio loans is significantly comprised of one- to four-family residential mortgage loans. As of March 31, 2018, first mortgages (including residential construction loans) and home equity loans totaled $325.1 million, or 42.8% of total portfolio loans. Approximately $21.7 million, or 64.6%, of loans recorded as home equity loans and $313.2 million, or 96.3%, of loans collateralized by one- to four-family residential properties were in a first lien position as of March 31, 2018.

The composition of first mortgages and home equity loans by state as of March 31, 2018 was as follows:

	Florida	Georgia	Other States	Total
	(Dollars in Thousands)
One- to four-family residential mortgages	$211,629	$49,174	$22,391	$283,194
Home equity and lines of credit	18,048	14,804	795	33,647
One- to four-family construction loans	8,048	249	-	8,297
	$237,725	$64,227	$23,186	$325,138

Allowance for Portfolio Loan Losses

The allowance was $8.6 million, or 1.1% of total portfolio loans, at both March 31, 2018 and December 31, 2017.

The activity in the allowance for the three months ended March 31, 2018 and 2017 was as follows:

	March 31, 2018	March 31, 2017
	(Dollars in Thousands)

Balance at beginning of year	$8,600	$8,162

Charge-offs:
Real estate loans:
One- to four-family	-	(35)
Multi-family	-	-
Commercial	-	-
Land	-	-
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	(35)	-
Consumer	(99)	(77)
Commercial	(91)	-
Total charge-offs	(225)	(112)

Recoveries:
Real estate loans:
One- to four-family	-	56
Multi-family	-	-
Commercial	-	-
Land	-	-
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	9	5
Consumer	42	61
Commercial	6	-
Total recoveries	57	122

Net (charge-offs) recoveries	(168)	10
Provision for portfolio loan losses	168	100
Balance at end of period	$8,600	$8,272

Net (charge-offs) recoveries to average outstanding portfolio loans	0.09%	0.00%

Net charge-offs during the three months ended March 31, 2018, compared with net recoveries in the same period in 2017, were primarily the result of a $85,000 increase in net charge-offs in commercial non-real estate loans, a $41,000 increase in net charge-offs in unsecured consumer loans, and a $52,000 increase in net charge-offs in one- to four-family residential and home equity loans.

Below is a comparative composition of nonperforming assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Nonperforming assets:
Real estate loans:
One- to four-family	$1,494	$1,136
Multi-family	-	-
Commercial	204	210
Land	5,510	5,510
Real estate construction loans:
One- to four-family	-	-
Commercial	-	-
Acquisition and development	-	-
Other portfolio loans:
Home equity	254	210
Consumer	90	97
Commercial	642	625
Total nonperforming loans	8,194	7,788
Other real estate owned	1,699	1,739
Total nonperforming assets	$9,893	$9,527

Nonperforming loans to total portfolio loans	1.07%	1.02%
Nonperforming assets to total assets	1.07%	0.97%

Nonperforming loans were $8.2 million, or 1.1% of total portfolio loans, at March 31, 2018, as compared with $7.8 million, or 1.0% of total portfolio loans, at December 31, 2017. As of March 31, 2018 and December 31, 2017, all nonperforming loans were classified as nonaccrual and there were no loans 90 days past due and accruing interest.

Although, the market for disposing of nonperforming assets has become more active, these types of transactions may result in additional losses over the amounts provided for in the allowance. However, the Company continues to monitor and attempt to reduce nonperforming assets through the least costly means possible. The allowance is determined by the information available at the time such determination is made and reflects management’s estimate of loss.

OREO was $1.7 million at both March 31, 2018 and December 31, 2017, as the Company disposed of a $40,000 foreclosed property, which resulted in a $21,000 gain, and had no additions or write-downs of OREO during the first quarter of 2018.

Impaired Loans

The following table shows impaired loans segregated by performing and nonperforming status and the associated allowance as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Balance	Allowance	Balance	Allowance
	(Dollars in Thousands)

Performing	$60	$60	$61	$61
Nonperforming (1)	8,194	458	7,788	434
Troubled debt restructuring by category:
Performing troubled debt restructurings – commercial	1,354	7	1,399	7
Performing troubled debt restructurings – residential	23,382	2,002	23,240	1,902
Total impaired loans	$32,990	$2,527	$32,488	$2,404

(1)	Balances include nonperforming TDRs of $6.4 million as of March 31, 2018 and nonperforming TDRs of $5.9 million as of December 31, 2017. There were no specific reserves for these nonperforming TDRs as of both March 31, 2018 and December 31, 2017.

Impaired loans include large, non-homogeneous loans where it is probable that the Bank will not receive all principal and interest when contractually due. Impaired loans also include TDRs, which totaled $31.0 million as of March 31, 2018, as compared with $30.9 million at December 31, 2017. A portfolio loan that is modified as a TDR with a market rate of interest is classified as an impaired loan and reported as a nonperforming TDR in the year of restructure and until the loan has performed for 12 months in accordance with the modified terms. At
March 31, 2018, approximately $16.1 million of restructured loans, previously disclosed as being impaired and nonperforming TDRs, have demonstrated 12 months of performance under restructured terms and are reported as performing TDRs in this Report. The Company’s performing TDRs are still considered impaired.

Other Loans

Other loans was comprised of loans secured by one- to four-family residential homes originated internally (mortgage loans held-for-sale), SBA/USDA loans held-for-sale and warehouse loans held-for-investment.

The following table shows other loans, segregated by held-for-sale and warehouse loans held-for-investment, as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Other loans:
Held-for-sale	$6,062	$3,623
Warehouse loans held-for-investment	29,071	81,687
Total other loans	$35,133	$85,310

Other loans decreased $50.2 million, or 58.8%, to $35.1 million at March 31, 2018, as compared to $85.3 million at December 31, 2017, primarily due to a decrease in warehouse loans held-for-investment, partially offset by an increase in originations of mortgage loans held-for-sale. The decrease in warehouse loans held-for-investment was primarily due to the generally slowing pace of mortgage refinancing nationwide, as well as the seasonality of mortgage lending. The Company’s overall balance sheet strategy continues to emphasize originating certain loans, such as mortgages, to be sold, rather than to be held in our portfolio.

The Company internally originated $5.1 million and sold $2.8 million of mortgage loans held-for-sale during the three months ended March 31, 2018. The Company internally originated $9.0 million and sold $10.6 million of mortgage loans held-for-sale during the three months ended March 31, 2017. The gain recorded on sales of mortgage loans held-for-sale during the first three months of 2018 was minmal, while a gain of $0.8 million (including a gain on the sale of a group of TDRs that were transferred into held-for-sale during 2016) was recorded during the first three months of 2017. During the three months ended March 31, 2018, the Company internally originated $1.5 million of SBA/USDA loans held-for-sale, with no sales, compared with originations of $7.0 million and sales of $7.3 million during the three months ended March 31, 2017. The loss recorded on sales and servicing of SBA/USDA loans held-for-sale during the first three months of 2018 was $0.1 million, while the gain recorded on sales and servicing of SBA/USDA loans held-for-sale during the first three months of 2017 was $0.7 million. The Bank plans to expand its held-for-sale business lines going forward.

Loans originated and sold under the Company’s warehouse loans held-for-investment lending program were $194.2 million and $246.8 million, respectively, for the three months ended March 31, 2018, as compared with originations and sales of $257.6 million and $280.1 million, respectively, for the three months ended March 31, 2017. Loan sales under the warehouse loans held-for-investment lending program, which are done at par, earned interest on outstanding balances of $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the weighted average number of days outstanding of warehouse loans held-for-investment was 9 days. Despite the decrease in production through the first three months of 2018, and due to the favorable interest rate environment, we expect that production of warehouse loans held-for-investment will continue to be a strategic focus of the Bank, notwithstanding the expected lower volumes of mortgage refinance activity.

Deferred Income Taxes

Tax Reform was enacted on December 22, 2017. The Tax Reform reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions. Accounting guidance required the Company to remeasure its deferred tax assets and deferred tax liabilities on the date of enactment using the new enacted tax rate. The Company recorded additional expense of $1.6 million in the fourth quarter of 2017 to reflect changes that resulted from the enactment of the Tax Reform because of its net deferred tax asset position. As of both March 31, 2018 and December 31, 2017, the Company evaluated the expected realization of its federal and state deferred tax assets. Based on these evaluations, it was concluded that no valuation allowance was required for the federal and state deferred tax assets, with the exception of the remaining deferred tax asset related to a capital loss carryover, which resulted in a valuation allowance of $102,000 as of both March 31, 2018 and December 31, 2017, respectively.

The future realization of the Company’s federal net operating loss carryovers is currently limited to $325,000 per year. The Company expects to fully utilize $325,000 of federal net operating loss carryovers in 2018.

Deposits

Total deposits were $640.7 million at March 31, 2018, an decrease of $35.1 million from $675.8 million at December 31, 2017. The decrease was comprised of a decrease of $19.9 million in non-maturing deposits and a decrease of $15.2 million in time deposits.

Non-maturing deposits decreased to $436.0 million at March 31, 2018, due to a $29.3 million decrease in savings and money market deposits, partially offset by a $6.2 million increase in noninterest-bearing demand deposits and a $3.2 million increase in interest-bearing demand deposits. Time deposits decreased to $204.7 million as of March 31, 2018, due to a decrease of $10.0 million in brokered deposits, a decrease of $9.9 million in our standard certificates of deposit and a decrease of $0.2 million in non-brokered Internet certificates of deposit, partially offset by an increase of $4.9 million in deposits related to a retail certificates of deposit promotion.

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

Federal Home Loan Bank Advances

As of March 31, 2018 and December 31, 2017, advances from the FHLB were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Maturity on January 18, 2018, fixed rate at 1.42%	$-	$50,000
Maturity on June 19, 2018, fixed rate at 1.31%	10,425	10,425
Maturity on June 20, 2019, fixed rate at 1.27%	1,250	1,500
Maturity on June 8, 2021, fixed rate at 2.59%	-	20,000
Maturity on June 8, 2021, fixed rate at 2.58%	-	15,000
Maturity on June 8, 2021, fixed rate at 2.58%	-	15,000
Daily rate credit, no maturity date, adjustable rate at 1.92% as of March 31, 2018 and at 1.59% as of December 31, 2017	180,700	101,600
Total	$192,375	$213,525

The FHLB advances had a weighted-average maturity of less than 1 month and a weighted-average rate of 1.88% at March 31, 2018. The value of portfolio loans posted by the Company as collateral for these advances was $393.0 million as of March 31, 2018.

The Bank’s remaining borrowing capacity with the FHLB was $102.9 million at March 31, 2018. The FHLB requires that the Bank collateralize the excess of the fair value of the FHLB advances over the book value with portfolio loans and investment securities. In the event the Bank prepays advances prior to maturity, it must do so at the fair value of such FHLB advances. As of March 31, 2018, book value exceeded the fair value of the individual advances by $8,000. The Bank has the ability to supplement its loan collateral with investment securities as needed to secure the FHLB borrowings or prepay advances to reduce the amount of collateral required to secure the debt. Unpledged investment securities available for collateral amounted to $32.8 million as of March 31, 2018.

See “Liquidity” discussion below in this MD&A for further information regarding the Company’s FHLB advances, as well as information regarding the Company’s other liquidity sources.

Stockholders’ Equity

Stockholders’ equity increased by $1.1 million to $91.8 million at March 31, 2018, from $90.7 million at December 31, 2017, primarily due to net income of $1.4 million, partially offset by other comprehensive loss of $0.3 million for the three months ended March 31, 2018. The other comprehensive loss during the first three months of 2018, which increased the Company’s accumulated other comprehensive loss as of March 31, 2018, was primarily due to a negative change in the fair value of investment securities as interest rates affecting the fair value of such investments increased during the first three months of 2018.

The Company’s equity to assets ratio increased to 9.9% at March 31, 2018, compared with 9.2% at December 31, 2017. As of March 31, 2018, the Bank’s total risk based capital to risk-weighted assets ratio was 13.54%, common equity tier 1 capital to risk-weighted assets ratio was 12.38%, tier 1 capital to risk-weighted assets ratio was 12.38% and tier 1 capital to adjusted assets ratio was 9.91%. These ratios as of December 31, 2017 were 12.53%, 11.43%, 11.43% and 9.67%, respectively. The increase in risk-weighted capital ratios as of March 31, 2018, compared with those as of December 31, 2017, was primarily due to a decrease in risk-weighted assets, due to a decrease in portfolio loans and an increase in capital, partially offset by a decrease in cash and cash equivalents and investment securities. The Bank’s capital classification under PCA defined levels as of March 31, 2018 was well-capitalized.

The Company continues to monitor strategies to preserve capital to support our expected growth, including the continued suspension of cash dividends and its stock repurchase program. Resumption of these programs is not expected to occur in the near term.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

General

Net income for the three months ended March 31, 2018 and 2017 was $1.4 million and $1.5 million, respectively. The Company’s annualized return on average total assets ratio and return on average stockholders’ equity ratio were 0.61% and 6.17%, respectively, for the three months ended March 31, 2018, compared with 0.70% and 6.70%, respectively, for the three months ended March 31, 2017. Net income for the three months ended March 31, 2018, decreased $0.1 million as compared with net income in the same period in 2017, primarily due to a decrease in noninterest income of $1.3 million and an increase in provision expense of $0.1 million, partially offset by an increase in net interest income of $0.7 million, a decrease in income tax expense of $0.4 million, and a decrease in noninterest expense of $0.2 million. Net interest income increased during the three months ended March 31, 2018, as compared with the three months ended March 31, 2017, primarily due to increased portfolio loans and other loans outstanding and higher interest rates on those loans, partially offset by increased interest expense on deposits and increased interest expense for FHLB advances, and the impact of lower balances in investment securities and interest rates on those investment securities. Noninterest income decreased during the three months ended March 31, 2018, as compared with the three months ended March 31, 2017, primarily due to lower gains on the sale of loans held-for-sale. Noninterest expense decreased during the three months ended March 31, 2018, as compared with the three months ended March 31, 2017, primarily due to a decrease in foreclosed assets expense, interchange expenses, and other miscellaneous operating exepenses, partially offset by an increase in compensation and benefits, as well as merger-related costs associated with the merger with Ameris Bancorp.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth certain information for the three months ended March 31, 2018 and 2017. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$807,923	$8,846	4.38%	$701,142	$7,469	4.26%
Investment securities (2)	37,029	198	2.13%	46,516	282	2.42%
Other interest-earning assets (3)	40,996	210	2.05%	48,951	137	1.12%
Total interest-earning assets	885,948	9,254	4.18%	796,609	7,888	3.96%
Noninterest-earning assets	37,329			43,116
Total assets	$923,277			$839,725

Interest-bearing liabilities:
Interest-bearing demand accounts	$105,501	$132	0.50%	$115,754	$134	0.46%
Savings deposits	56,547	16	0.12%	58,551	17	0.12%
Money market accounts	228,494	562	0.98%	176,631	342	0.77%
Time deposits	213,992	728	1.36%	237,337	595	1.00%
Federal Home Loan Bank advances	158,298	688	1.74%	96,769	428	1.77%
Other borrowings (4)	-	-	−%	1	-	1.25%
Total interest-bearing liabilities	762,832	2,126	1.11%	685,043	1,516	0.88%
Noninterest-bearing liabilities	68,646			66,489
Total liabilities	831,478			751,532
Total stockholders’ equity	91,799			88,193
Total liabilities and stockholders’ equity	$923,277			$839,725

Net interest income		$7,128			$6,372
Net interest spread			3.06%			3.08%
Net interest-earning assets	$123,116			$111,566
Net interest margin (5)			3.22%			3.20%
Average interest-earning assets to average interest-bearing liabilities		116.14%			116.29%

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.
(2)	Calculated based on carrying value. State and municipal investment securities yields have not been adjusted to full tax equivalents, as the numbers would not change materially from those presented in the table.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Interest expense on other borrowings during the three months ended March 31, 2017, was less than $100.
(5)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income for major components of interest-earning assets and in interest expense for major components of interest-bearing liabilities for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume multiplied by the old interest rate; (2) changes in interest rate multiplied by the old volume; and (3) changes not solely attributable to interest rate or volume, which have been allocated proportionately to the change due to volume and the change due to interest rate.

	Increase / (Decrease)
	Due to Volume	Due to Rate	Total Increase / (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	$1,164	$213	$1,377
Investment securities	(53)	(31)	(84)
Other interest-earning assets	(25)	98	73
Total interest-earning assets	1,086	280	1,366

Interest-bearing liabilities:
Interest-bearing demand accounts	(12)	10	(2)
Savings deposits	(1)	-	(1)
Money market accounts	115	105	220
Time deposits	(63)	196	133
Securities sold under agreements to repurchase	-	-	-
Federal Home Loan Bank advances	267	(7)	260
Other borrowings	-	-	-
Total interest-bearing liabilities	306	304	610

Net interest income	$780	$(24)	$756

(1)	Includes portfolio loans and other loans. Calculated net of deferred loan fees. Nonaccrual loans included as loans carrying a zero yield.

Loan growth, partially offset by the decrease in investment securities and the increase in wholesale borrowings, has been the primary contributor to the increase in net interest income in the first quarter of 2018. Increased deposit costs and increased borrowing rates, partially offset by increased loan yields, resulted in the minimal unfavorable variance due to rate. In general, the prolonged low interest rate environment has resulted in net interest margin compression broadly for the banking industry, including the Company.

Interest Income

Total interest income increased $1.4 million to $9.3 million for the three months ended March 31, 2018, as compared with $7.9 million for the three months ended March 31, 2017, due to higher balances in portfolio loans and the increase in loan yields on portfolio loans, partially offset by lower balances in investment securities and lower interest rates on investment securities. Interest income on loans increased to $8.8 million for the three months ended March 31, 2018 from $7.5 million for the three months ended March 31, 2017. This increase was due to an increase in the average balance of loans, which increased $106.8 million to $807.9 million for the three months ended March 31, 2018 from $701.1 million for the three months ended March 31, 2017, and an increase in average yield on loans of 12 basis points to 4.38% for the three months ended March 31, 2018. This increase in average yield on loans is due to rising interest rates, partially offset by a strategic shift to more adjustable rate loans, in order to take advantage of, as well as limit the negative impact of, a potential rising rate environment.

Interest income earned on investment securities decreased $0.1 million to $0.2 million for the three months ended March 31, 2018 from $0.3 million for the three months ended March 31, 2017. This decrease was due to a decrease in the average balance of investment securities of $9.5 million to $37.0 million during the three months ended March 31, 2018, as well as lower interest rates on investment securities during the same period.

Interest Expense

Interest expense increased by $0.6 million to $2.1 million for three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017, due to increased interest expenses on deposits and FHLB advances. The increase in interest expense on deposits in the first quarter of 2018, as compared with the first quarter of 2017, was due to higher average rates paid on deposits and an increase in the average balance in such deposits. The average cost of deposits, including noninterest-bearing deposits, increased 19 basis points to 0.86% for the three months ended March 31, 2018, as compared with 0.67% for the three months ended March 31, 2017. The increase in interest expense on FHLB advances for the three months ended March 31, 2018, as compared with the three months ended March 31, 2017, was due to an increase in the average balance of FHLB advances, partially offset by a decrease in average rates paid on such advances.

The Bank’s overall cost of funds, including noninterest-bearing deposits, was 1.03% for the three months ended March 31, 2018, up from 0.80% for the three months ended March 31, 2017, primarily due to an increase in the average rates paid on interest-bearing deposits and the average balance in such deposits, as well as higher average balances related to FHLB advances, partially offset by the lower interest rates related to FHLB advances and increased noninterest-bearing deposits.

Net Interest Income

Net interest income increased $0.7 million to $7.1 million for the three months ended March 31, 2018, from $6.4 million for the three months ended March 31, 2017, due to increased portfolio loans and other loans outstanding and higher interest rates on those loans, partially offset by increased interest expense on deposits and increased interest expense for FHLB advances, and the impact of lower balances in investment securities and interest rates on those investment securities.

Our net interest rate spread, which is the difference between the interest rate earned on interest-earning assets and the interest rate paid on interest-bearing liabilities, decreased 2 basis points to 3.06% for the three months ended March 31, 2018, as compared with 3.08% for the three months ended March 31, 2017. Our net interest margin, which is net interest income expressed as a percentage of our average interest-earning assets, increased 2 basis points to 3.22% for the three months ended March 31, 2018, as compared with 3.20% for the three months ended March 31, 2017.

Provision for Portfolio Loan Losses

Provision expense was $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. The low level of provision expense during each of the three months ended March 31, 2018 and 2017, primarily reflected solid economic conditions in the Company’s markets, which have led to lower levels of charge-offs in recent years. The Company had net charge-offs during the three months ended March 31, 2018, representing 0.09% of average portfolio loans, while the Company had minimal net recoveries for the three months ended March 31, 2017.

Noninterest Income

The components of noninterest income for the three months ended March 31, 2018 and 2017 were as follows:

			Increase / (Decrease)
	2018	2017	Amount	Percentage
	(Dollars in Thousands)

Service charges and fees	$405	$434	$(29)	(6.7)%
Gain (loss) on sale of loans held-for-sale	(52)	1,542	(1,594)	(103.4)%
Bank owned life insurance earnings	115	117	(2)	(1.7)%
Interchange fees	341	329	12	3.6%
Other	427	139	288	207.2%
	$1,236	$2,561	$(1,325)	(51.7)%

Noninterest income for the three months ended March 31, 2018 decreased $1.3 million to $1.2 million, as compared with $2.6 million for the three months ended March 31, 2017. The decrease in noninterest income during the first quarter of 2018, as compared with the same period in 2017, was primarily due to lower gains on the sale of loans held-for-sale.

For the three months ended March 31, 2018, gains on sales of mortgage loans held-for-sale were $90,000, deferred fees on mortgage loans held-for-sale were $90,000, there were no gains on sales of SBA/USDA loans held-for-sale, while net amortization expense recognized for the servicing of SBA/USDA loans held-for-sale were $53,000. By comparison, for the three months ended March 31, 2017, gains on sales of mortgage loans held-for-sale were $864,000 (including a gain of $585,000 on the sale of a group of TDRs that were transferred into held-for-sale during 2016), deferred fees on mortgage loans held-for-sale were $68,000, gains on sales of SBA/USDA loans held-for-sale were $434,000 and net gains recognized for the servicing of SBA/USDA loans held-for-sale were $311,000.

The Company expects gains on sales of loans held-for-sale to increasingly contribute towards our noninterest income in the future, as the Company continues to emphasize the business activity of internally originating mortgage loans to be sold and participation in government programs relating to commercial business loans originated to be sold.

Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2018 and 2017 were as follows:

			Increase / (Decrease)
	2018	2017	Amount	Percentage
	(Dollars in Thousands)

Compensation and benefits	$3,600	$3,487	$113	3.2%
Occupancy and equipment	585	555	30	5.4%
Federal Deposit Insurance Corporation insurance premiums	83	135	(52)	(38.5)%
Foreclosed assets, net	(48)	80	(128)	(160.0)%
Data processing	582	611	(29)	(4.7)%
Outside professional services	513	537	(24)	(4.5)%
Collection expense and repossessed asset losses	57	139	(82)	(59.0)%
Merger-related costs	233	-	233	n/a
Other	745	1,006	(261)	(25.9)%
	$6,350	$6,550	$(200)	(3.1)%

Noninterest expense decreased $0.2 million to $6.4 million for the three months ended March 31, 2018, from $6.6 million for the three months ended March 31, 2017. The decrease in noninterest expense during the first quarter of 2018, as compared with the same period in 2017, primarily reflected a decrease in foreclosed assets expenses, interchange expenses, and other miscellaneous operating expenses, partially offset by an increase in compensation and benefits, as well as merger-related costs associated with the merger with Ameris Bancorp.

With the Company’s strengthened capital and asset quality positions, management expects to maintain its lower levels of risk-related operating expenses, including regulatory assessments, FDIC insurance costs and director & officer insurance costs, as well as to continue operating with lower levels of foreclosed asset and collection expenses.

Income Tax

The Company recorded $0.4 million and $0.8 million in income tax expense for the three months ended March 31, 2018 and 2017, respectively. This decrease was primarily due to the decrease in effective tax rate as a result of the newly enacted tax legislation, which decreased the maximum federal income tax rate by 14%, as well as a decline in income before income tax expense. The Company’s effective tax rate was 23.3% and 35.3% for the first quarter of 2018 and 2017, respectively.

Liquidity

The Company maintains a liquidity position it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources of funds in order to meet its liquidity demands. The Company’s primary sources of funds are increases in deposit accounts and cash flows from loan payments, sales of residential and SBA/USDA loans in the secondary market, sales of investment securities, and borrowings. The scheduled amortization of loans and investment securities, as well as proceeds from borrowings, are generally predictable sources of funds. In addition, warehouse loans held-for-investment repay rapidly, with an average duration of approximately 9 days during the three months ended March 31, 2018, and with repayments generally funding advances. Other funding sources, however, such as inflows from new deposits, mortgage and investment securities prepayments and mortgage loan sales are less predictable and greatly influenced by market interest rates, economic conditions and competition.

We expect the Company’s primary sources of funds to continue to be sufficient to meet demands, although we can give no assurances. The Bank has contingent liquidity capacity available to meet potential funding requirements, including availability from the FHLB, the Federal Reserve Bank of Atlanta and other institutional sources as discussed below. Management increased, and plans to continue to increase, the Bank’s higher interest-earning assets, using cash and cash equivalents as the funding source, due to the low interest rate environment on alternative investment options. Management expects that cash and cash equivalents will continue to be at a lower level throughout the remainder of 2018.

As of March 31, 2018, the Bank had additional borrowing capacity of $102.9 million with the FHLB. The Bank’s borrowing capacity with the Federal Reserve Bank of Atlanta, as of March 31, 2018, included the ability to borrow up to approximately $23.1 million under the Primary Credit program, based solely on the current amount of loans the Bank has designated for pledging with the Federal Reserve Bank of Atlanta, and $10.0 million of daylight overdraft capacity. Additionally, as of March 31, 2018, the Bank had liquidity sources through a $10.0 million line of credit for repurchase and reverse repurchase transactions, as well as one $20.0 million, one $17.0 million, one $10.0 million, and three $5.0 million lines of credit, all with private financial institutions. As of March 31, 2018, the Bank had no outstanding borrowings against the Primary Credit program, the daylight overdraft capacity or any of the aforementioned lines of credit with private financial institutions. Unpledged investment securities were approximately $32.8 million as of March 31, 2018.

The Company utilizes brokered deposits to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of March 31, 2018, the Bank had brokered deposits of $61.4 million, and expects it will continue to utilize such deposits, as necessary, to supplement retail deposit production. Additionally, the Company utilizes a non-brokered Internet certificate of deposit listing service to meet funding needs at interest rates typically equal to or less than the Bank’s local market rates. As of March 31, 2018, the Bank had deposits from this service of $5.7 million, and expects it will continue to utilize the program, as necessary, to supplement retail deposit production.

Threats to our liquidity position and capital levels include rapid declines in deposit balances due to market volatility caused by major changes in interest rates or negative public perception about the Bank or the financial services industry in general. In addition, the amount of investment securities that would otherwise be available to meet liquidity needs is limited due to the collateral requirements of our long-term debt. Specifically, the Bank’s repurchase agreements, which did not have an outstanding balance at March 31, 2018, have collateral requirements in excess of the debt. Additionally, the collateral requirements of the FHLB debt are supplemented with investment securities collateral and the Bank is required to collateralize any prepayment penalty amount using investment securities.

Cash and cash equivalents decreased $1.9 million to $48.5 million as of March 31, 2018, as compared with $50.4 million as of December 31, 2017. For the first three months of 2018, cash used in operating activities of $0.6 million and financing activities of $56.2 million exceeded cash provided by investing activities of $54.9 million. Primary sources of cash flows included proceeds from FHLB advances of $392.7 million and proceeds from repayment of warehouse loans held-for-investment of $246.8 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $194.2 million, the repayment of FHLB advances of $413.9 million, and net decreases in deposits of $35.1 million.

For the first three months of 2017, cash used in investing activities of $53.0 million exceeded cash provided by financing activities of $12.8 million and operating activities of $8.1 million. Primary sources of cash flows included proceeds from repayment of warehouse loans held-for-investment of $280.1 million, proceeds from FHLB advances of $85.0 million, net increases in deposits of $57.4 million, proceeds from sales of loans held-for-sale of $22.2 million, and proceeds from the maturities and payments of investment securities of $21.3 million. Primary uses of cash flows included funding of warehouse loans held-for-investment of $257.6 million, the repayment of FHLB advances of $130.0 million, the purchase of investment securities of $56.5 million, net increases in portfolio loans of $26.1 million (excluding the purchase of such loans), originations of loans held-for-sale of $16.1 million and the purchase of portfolio loans of $15.9 million.

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

The Bank’s estimated exposure to interest rate risk as of March 31, 2018 and December 31, 2017 is as follows:

				Net Present Value as a Percentage of Present Value of Assets (3)		Net Interest Income
		Estimated Increase / (Decrease) in Net Present Value					Estimated Increase / (Decrease) in Net Interest Income
Change in Interest Rates – Basis Points (1)	Estimated Net Present Value (2)	Amount	Percent	Estimated Net Present Value Ratio (4)	Estimated Increase / (Decrease) – Basis Points	Estimated Net Interest Income	Amount	Percent
(Dollars in Thousands)
As of March 31, 2018:
+300	$97,908	$(20,333)	(17.2)%	11.36%	(149)	$22,894	$(5,463)	(19.3)%
+200	105,052	(13,189)	(11.2)%	11.93%	(92)	24,741	(3,616)	(12.8)%
+100	112,570	(5,671)	(4.8)%	12.50%	(35)	26,570	(1,787)	(6.3)%
0	118,241	-	-	12.85%	-	28,357	-	-
-100	122,948	4,707	4.0%	13.05%	20	28,989	632	2.2%

As of December 31, 2017:
+300	$104,464	$(15,489)	(12.9)%	11.37%	(87)	$26,179	$(3,557)	(12.0)%
+200	110,782	(9,171)	(7.6)%	11.80%	(44)	27,391	(2,345)	(7.9)%
+100	116,812	(3,141)	(2.6)%	12.17%	(7)	28,588	(1,148)	(3.9)%
0	119,953	-	-	12.24%	-	29,736	-	-
-100	117,397	(2,556)	(2.1)%	11.76%	(48)	29,713	(23)	(0.1)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Discount rates are unique to each class of asset and liability and are principally estimated as spreads over wholesale rates.
(3)	Present Value of Assets (PVA) represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by PVA.

The Company’s liabilities re-price faster than its assets, therefore, as interest rates rise, net interest income would decrease, while net interest income would increase if interest rates decline. Additionally, in an upward rate environment, net present value of the Company’s cash flows would decline, while the net present value would increase in a downward rate environment. This tendency is due to several factors including, but not limited to, the percentage of fixed rate residential and commercial loans, the retail and wholesale funding mix, and extension risk in the assets. Overall, the Company’s sensitivity remains moderately liability sensitive with modest margin compression expected in a rising interest rate environment; however, the Company’s sensitivity continues to remain in a more neutral position due to higher balances in adjustable rate loans and core deposits.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended March 31, 2018, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon this work and other evaluation procedures, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the quarter ended March 31, 2018, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Risk Factors included within the 2017 10-K. The Company does not believe there have been any material changes in the Company’s risk factors from those disclosed in the 2017 10-K. The risks described in the 2017 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and cash flows. See the cautionary note regarding forward-looking statements at Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, for further information.

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

ATLANTIC COAST FINANCIAL CORPORATION

Date: May 10, 2018	By:	/s/ John K. Stephens, Jr.
John K. Stephens, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Tracy L. Keegan _
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

